Form 10-Q
period 1994-06-30
SEAHAWK CAPITAL CORP
filed 1995-12-22
CIK 317788

----------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    June 30, 1994

                        Commission File No. 0-10039

                        SEAHAWK CAPITAL CORPORATION
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       New Jersey                               22-2267656
-----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

1010 Kings Highway South, Suite 1-D
     Cherry Hill, New Jersey                         08034-5074
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (609)428-3845

Former address:  18552 MacArthur Boulevard, Suite 395
                 Irvine, California 92715
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]       NO  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, outstanding as of June 30, 1995: 28,137,082 shares.


-----------------------------------------------------------------

                        SEAHAWK CAPITAL CORPORATION
                                 FORM 10-Q
                                   INDEX

                                                            Page
                                                           Number

Part I.    FINANCIAL INFORMATION...........................   3

Item 1.    Financial Statements:

           Consolidated Balance Sheets at
             June 30, 1994 and December 31, 1993...........   3

           Consolidated Statements of Operations for the
             Three Months and Six Months Periods ended
             June 30, 1994 and June 30, 1993...............   5

           Consolidated Statement of Changes in
             Stockholders' Equity for the
             Six Months ended June 30, 1994................   6

           Consolidated Statements of Cash Flows
            for the Six Months Periods ended
            June 30, 1994 and 1993........................   7

           Notes to Consolidated Financial Statements
             at June 30, 1994..............................   8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...  11

Part II.   Other Information...............................  13

Signatures ................................................  13

                       PART I. FINANCIAL INFORMATION

                        SEAHAWK CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                        June 30,     December 31,
                                          1994           1993
                                      (unaudited)
                                     ------------   ------------

ASSETS:

Current Assets:
  Cash and cash equivalents..........  $  286,781     $  466,607
  Note and accounts receivable,
    net of allowances for
    doubtful accounts of $-0-........     211,163        392,662
  Inventory, at cost.................         --         110,313
                                       ----------     ----------
    Total current assets.............     497,944        969,582
                                       ----------     ----------

Property and equipment, at cost:
  Plant and equipment................         --         287,243
  Oil and gas properties,
    accounted for under the
    "successful efforts" method......       9,421          9,421
  Office furniture and equipment.....         --           6,486
                                       ----------     ----------
                                            9,421        303,150
  Less accumulated depreciation......         --          16,272
                                       ----------     ----------
    Net property and equipment.......       9,421        286,878
                                       ----------     ----------

Other assets.........................      54,385         91,709
                                       ----------     ----------

Total Assets.........................  $  561,750     $1,348,169
                                       ==========     ==========

              See accompanying notes to financial statements.

                        SEAHAWK CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS -- continued

                                        June 30,     December 31,
                                          1994           1993
                                      (unaudited)
                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities......................  $   24,121     $  551,199
  Joint venture advances.............     153,793        155,272
  Reserve for loss...................     173,327            --
                                       ----------     ----------

    Total current liabilities........     351,241        706,471
                                       ----------     ----------

Commitments and contingencies

Minority interest....................         --          28,157
                                       ----------     ----------
Stockholders' equity:
  Common stock, no par value,
    50,000,000 shares authorized;
    13,137,082 shares issued and
    outstanding......................  12,726,450     12,726,450
  Translation adjustment.............      (2,671)           --
  Deficit............................ (12,513,270)   (12,112,909)
                                       ----------     ----------
      Total stockholders' equity.....     210,509        613,541
                                       ----------     ----------
Total Liabilities and
  Stockholders' Equity                 $  561,750     $1,348,169
                                       ==========     ==========

              See accompanying notes to financial statements.

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                       Three Months Ending    Six Months Ending
                            June 30,              June 30,
                      --------------------  --------------------
                          1994       1993       1994       1993
                      ---------  ---------  ---------  ---------
Revenues:
  Sales to customers.       --   $ 278,073  $ 351,644  $ 278,073
  Commission and fees $  21,398     20,669     86,000     25,269
  Interest and other.     1,752      8,198      4,299     14,774
                      ---------    -------  ---------  ---------
                         23,150    306,940    441,943    318,116
                      ---------    -------  ---------  ---------
Costs and expenses:
  Cost of sales......       --     147,821    260,242    147,821
  General and
    administrative...    31,426    283,341    267,064    417,073
  Loss on investments   309,808        --     309,808        --
  Depreciation.......       --         954      2,728      1,908
  Other..............       --         --       2,462        --
                      ---------    -------  ---------  ---------
                        341,234    432,116    842,304    566,802
                      ---------    -------  ---------  ---------
Net loss............. $(318,084) $(125,176) $(400,361) $(248,686)
                      =========  =========  =========  =========

Net loss per
  common and common
  equivalent share... $   (0.02)    $(0.01)    $(0.03)    $(0.02)
                      =========  =========  =========  =========

              See accompanying notes to financial statements

                          SEAHAWK CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1994
                                  (Unaudited)

                        Common Stock                    Cumulative
                   ----------------------              Translation
                     Shares      Amount      (Deficit)  Adjustment     Total
                   ---------- -----------  ------------  ---------   --------
Balance,
December 31, 1993  13,137,082 $12,726,450  $(12,112,909)             $613,541

Cumulative
 translation
 adjustment.......                                        $(2,671)     (2,671)

Net loss for the
 six months ended
 June 30, 1994....                             (400,361)             (400,361)


                   ---------- -----------  ------------  ---------   --------
Balance,
June 30, 1994      13,137,082 $12,726,450  $(12,513,270)  $(2,671)   $210,509
                   ========== ===========  ============  =========   =========

              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Month Periods Ended June 30, 1994 and 1993
                                (Unaudited)

                                      Six Months Ended June 30,
                                     ---------------------------
                                          1994           1993
                                     ------------   ------------
OPERATING ACTIVITIES
Net loss...........................    $(400,361)     $(248,686)
Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Loss on investments............      308,966            --
    Depreciation...................        2,690          1,908
    Changes in assets
      and liabilities..............      (97,986)       100,555
                                       ---------      ---------
Net cash used by
  operating activities.............     (186,691)      (146,223)
                                       ---------      ---------

INVESTING ACTIVITIES
Capital expenditures...............          --         (49,155)
Other..............................       (1,479)       (22,972)
                                       ---------      ---------
Net cash used in
  investing activities.............       (1,479)       (72,127)
                                       ---------      ---------
FINANCING ACTIVITIES
Minority investment in subsidiary..        5,000            --
                                       ---------      ---------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH..................        3,344            --
                                       ---------      ---------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS.............     (179,826)      (218,350)

CASH AND CASH EQUIVALENTS:
At beginning of period.............      466,607      1,041,016
                                       ---------      ---------
At end of period...................     $286,781      $ 822,666
                                       =========      =========

              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Seahawk Capital Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements of the Company at June 30, 1994 and 1993 and for the three and six month periods then ended are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods covered by such statements in accordance with generally accepted accounting principles. These financial statements do not include all the disclosures associated with the Company s annual financial statements and accordingly should be read in
conjunction with such statements.   Certain information and
footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules of the Securities and Exchange Commission. Reference is made to Note 1 of the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a summary of significant accounting policies utilized by the Company. It is suggested that the consolidated financial statements at June 30, 1994 and 1993 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The information for the six months periods ended June 30, 1994 and 1993 are not necessarily indicative of the operating results for the entire year.

     Loss per share calculations are based upon 13,137,082 shares in all periods presented, based upon the weighted average number of common and common equivalent shares outstanding during the periods.


2.   INVESTMENTS IN SUBSIDIARY COMPANIES

     Due to continued losses from Scotcoast, Limited ("Scotcoast") operations, the Company and SRC Food Group, Limited ("SRCF") elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994. The loss on investments for 1994 in the accompanying statement of consolidated operations includes the following:

                                                    Loss on
                                                  Investments
                                                   ---------
     Net assets of Scotcoast...................    $ 113,973
     Loan made in 1994 to Scotcoast............        8,927
     SRCF guarantee of Scotcoast loans.........      149,040
                                                   ---------
                                                   $ 271,940
                                                   =========

     SRCF also has an equity investment in Extruco, Limited and PEICO Limited, which companies were to utilize certain rights and processes of SRCF. Due to a disagreement with Extruco, Limited's shareholders, SRCF's 33.3% interest was disposed of in August 1995 at a loss of approximately $5,000. Because PEICO Limited has not to date been able to obtain the financing needed to begin operations, this investment was written off. The loss on investments for 1994 in the accompanying statement of consolidated operations includes $37,868 applicable to the loss on Extruco and the write-off of PEICO.

     Foreign operations included in the accompanying consolidated financial statements are as follows:

                                     Six Months Ended June 30,
                                      --------       --------
                                         1994           1993
                                      --------       --------
     Revenues...................      $408,251       $238,688
     Expenses...................       711,902        296,038
     Loss from continuing
       operations...............      (303,651)      ( 57,350)
     Total assets...............       259,448        286,038


3.   SUBSEQUENT EVENTS

     Effective December 31, 1994, the Company transferred its approximately 73% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton (then a Director of the Company) in exchange for 855,780 shares of the Company's common stock.

     At December 31, 1994, the Company s equity in the net assets of Overseas was approximately $25,000. This amount approximated the market value of the shares at that date (based on $0.03 per share, the mean between the bid and ask prices of $0.02 and $0.04).

     Summarized results of Overseas included in the accompanying statement of operations for the six months ended June 30, 1994 are as follows:

                                     Six Months Ended June 30,
                                      ----------------------
                                         1994          1993
                                      --------      --------
   Revenues, principally
     commissions and fees........     $ 33,560      $ 28,358
   Expenses, principally
     general and administrative..       53,781        58,919
                                      --------      --------
   Loss..........................     $(20,221)     $(39,561)
                                      ========      ========

     The net assets relating to the discontinued operations included in the accompanying balance sheet at June 30, 1994:

                                       Discontinued
                                        Operations
                                       ------------
     Cash.......................         $  56,245
     Accounts receivable........           181,245
     Property-net...............             9,421
     Accounts payable...........            (3,001)
     Advance payable
       to joint venture.........          (153,793)
                                         ---------
     Net assets................          $  90,119
                                         =========

     At the Company's 1994 annual meeting, the Company's stockholders authorized an amendment to the Company's certificate of incorporation increasing the number of its authorized shares of common stock from 50 million to 100 million shares.

     On May 8, 1995, the Company sold 15,000,000 previously unissued shares of its common stock to Jonathan B. Lassers for $150,000 in cash. As part of the transaction, Mr. Lassers also acquired transferable warrants to purchase up to an additional 70,000,000 shares of the Company's common stock exercisable until December 31, 1997 at $0.01 a share. As a result of the purchase, Mr. Lassers owns approximately 55% of the total outstanding common stock. If all the warrants are exercised, his beneficial ownership would increase to approximately 87.4%. Because of this purchase, a change in control of the Company was effected. Substantially all members of the Company's prior management resigned as directors and officers.

     Since February 1992, the Company operated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). In July 1994, the Company notified the Securities and Exchange Commission that it withdrew its election to be subject to the Act. The Company has changed the nature of its business to cease to be a BDC. Such change was authorized by the vote of a majority of its outstanding voting securities at the Company's annual meeting of stockholders held on July 15, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     As indicated in Note 3 to the consolidated financial statements in Item 1 of this Report, the Company has new management. The following management's discussion is based on new management's understanding of the financial condition and the results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1994, the Company has a stockholders' equity of $210,509. The Company has incurred net losses in most of the past 10 years. After the transfer of Overseas and write-off of its investment in Scotcoast in this second quarter, the Company's only operations are related to SRCF, which is not significant in amount, and its 50% interest in PEICO Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995. (See Notes 2 and 3 to the consolidated financial statements under Item 1 of this Report for a fuller discussion.)

     As discussed in Note 3 to the consolidated financial statements under Item 1 of this Report, in May 1995 the Company sold 15,000,000 previously unissued shares of its common stock for $150,000 in cash.

     Because of the above mentioned net losses, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company's operations are being financed with the remaining cash and the proceeds from the sale of common stock in May 1995. The Company is exploring various financing options in connection with the acquisition of companies in the food processing industry.

     It is not expected that the Company will achieve profitability in the near future. Further, there is no assurance that the Company will achieve profitability thereafter. Although it is expected that the Company will have adequate resources available to continue through December 31, 1995, unless the Company can obtain the financing necessary to acquire a profitable operating business, the Company will be unable to continue as a going concern.


RESULTS OF OPERATIONS:  SIX MONTHS ENDED JUNE 30, 1994 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1993

     The Company generated consolidated revenues of $441,943 in the six months ended June 30, 1994 (the "1994 Period") compared to revenues of $318,116 during the six months ended June 30, 1993 (the "1993 Period"). This increase of $123,827 was due primarily to the revenues generated by Scotcoast in the first quarter of 1994 compared to their revenue in the second quarter of 1993. Scotcoast was not an operating subsidiary for the first quarter of 1993. Commission and fees increased mainly due to the services provided by SRCF during the 1994 Period. SRCF was not acquired until December 1993. Interest and other income decreased primarily as a result of lower interest paid by financial institutions and the reduced level of investable funds.

     Total expenses for the 1994 Period of $842,304 were $275,502 greater than the 1993 Period. This is substantially due to the $309,808 charge in the second quarter of 1994 relating to the loss on Scotcoast and PEICO Limited and the write-down of Extruco, Limited to amounts realized in 1995 from its disposal. Cost of sales increased $112,421 in the 1994 Period due to the increase in sales revenues of Scotcoast. General and administrative expenses decreased $150,009 mainly as a result of lower domestic costs due to the wrap-up of certain operations in 1993 (Seahawk Foods and MedConsult, primarily).

                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
   No.       Description
--------     ---------------------
  27         Article 5 Financial Data Schedule


     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended June 30, 1994.



                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 1995

                   SEAHAWK CAPITAL CORPORATION
                     (Registrant)

                   By: /S/ Jonathan B. Lassers
                      ------------------------
                       Jonathan B. Lassers,
                         President, Principal Executive Officer

                         and Principal Financial Officer


                   By: /S/ Annamarie L. Arias
                      ------------------------
                       Annamarie L. Arias,
                         Secretary-Treasurer and
                         Principal Accounting Officer