Form 10-Q
period 1994-09-30
SEAHAWK CAPITAL CORP
filed 1995-12-26
CIK 317788

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

For the Quarterly Period Ended:    September 30, 1994

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

                             (Not applicable)
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]       NO  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, outstanding as of November 30, 1995: 28,137,082 shares.


-----------------------------------------------------------------

                        SEAHAWK CAPITAL CORPORATION
                                 FORM 10-Q
                                   INDEX

                                                            Page
                                                           Number

Part I.    FINANCIAL INFORMATION...........................   3

Item 1.    Financial Statements:

           Consolidated Balance Sheets at September
             30, 1994 and December 31, 1993................   3

           Consolidated Statements of Operations for the
             Three Months and Nine Months Periods ended
             September 30, 1994 and September 30, 1993.....   5

           Consolidated Statement of Changes in
             Stockholders' Equity for the
             Nine Months ended September 30, 1994..........   6

           Consolidated Statements of Cash Flows
            for the Nine Month Periods ended
            September 30, 1994 and 1993....................   7

           Notes to Consolidated Financial Statements
             at September 30, 1994.........................   8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...  11

Part II.   Other Information...............................  13

Signatures ................................................  14

                       PART I. FINANCIAL INFORMATION

                        SEAHAWK CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                     September 30,  December 31,
                                          1994           1993
                                      (unaudited)
                                     ------------   ------------

ASSETS:

Current Assets:
  Cash and cash equivalents..........  $  232,360     $  466,607
  Note and accounts receivable,
    net of allowances for
    doubtful accounts of $-0-........      60,319        392,662
  Inventory, at cost.................         --         110,313
                                       ----------     ----------
    Total current assets.............     292,679        969,582
                                       ----------     ----------

Property and equipment, at cost:
  Plant and equipment................         --         287,243
  Oil and gas properties,
    accounted for under the
    "successful efforts" method......       9,421          9,421
  Office furniture and equipment.....         --           6,486
                                       ----------     ----------
                                            9,421        303,150
  Less accumulated depreciation......         --          16,272
                                       ----------     ----------
    Net property and equipment.......       9,421        286,878
                                       ----------     ----------

Other assets.........................      55,795         91,709
                                       ----------     ----------

Total Assets.........................  $  357,895     $1,348,169
                                       ==========     ==========

              See accompanying notes to financial statements.

                        SEAHAWK CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS -- continued

                                     September 30,  December 31,
                                          1994           1993
                                      (unaudited)
                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities......................  $   21,340     $  551,199
  Joint venture advances.............         --         155,272
  Reserve for loss...................     159,264            --
                                       ----------     ----------

    Total current liabilities........     180,604        706,471
                                       ----------     ----------

Commitments and contingencies

Minority interest....................         --          28,157
                                       ----------     ----------
Stockholders' equity:
  Common stock, no par value,
    50,000,000 shares authorized;
    13,137,082 shares issued and
    outstanding......................  12,726,450     12,726,450
  Translation adjustment.............         (56)           --
  Deficit............................ (12,549,103)   (12,112,909)
                                       ----------     ----------
      Total stockholders' equity.....     177,291        613,541
                                       ----------     ----------
Total Liabilities and
  Stockholders' Equity...............  $  357,895     $1,348,169
                                       ==========     ==========

              See accompanying notes to financial statements.

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                       Three Months Ending   Nine Months Ending
                          September 30,         September 30,
                      --------------------  --------------------
                          1994       1993       1994       1993
                      ---------  ---------  ---------  ---------
Revenues:
  Sales to customers.       --   $ 344,836  $ 351,644  $ 622,909
  Commission and fees $  41,685     33,424    127,685     58,693
  Interest and other.     9,956      8,489     14,255     23,263
                      ---------  ---------  ---------  ---------
                         51,641    386,749    493,584    704,865
                      ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of sales......       --     431,389    260,242    579,210
  General and
    administrative...    87,474    104,146    354,538    519,640
  Loss on investments       --         --     309,808        --
  Depreciation.......       --         574      2,728      2,484
  Other..............       --         --       2,462        --
                      ---------    -------  ---------  ---------
                         87,474    536,109    929,778  1,101,332
                      ---------  ---------  ---------  ---------
Net loss............. $ (35,833) $(149,360) $(436,194) $(396,467)
                      =========  =========  =========  =========

Net loss per
  common and common
  equivalent share... $   (0.00)    $(0.01)    $(0.03)    $(0.03)
                      =========  =========  =========  =========

              See accompanying notes to financial statements

                          SEAHAWK CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1994
                                  (Unaudited)

                         Common Stock                   Cumulative
                    ----------------------             Translation
                      Shares      Amount     (Deficit)  Adjustment     Total
                    ---------- ----------- ------------  ---------   --------
Balance,
December 31, 1993.. 13,137,082 $12,726,450 $(12,112,909)             $613,541

Cumulative
translation
adjustment.........                                           $(56)       (56)

Net loss for the
nine months ended
September 30, 1994.                            (436,194)             (436,194)


                    ---------- ----------- ------------  ---------   --------
Balance,
September 30, 1994. 13,137,082 $12,726,450 $(12,549,103)      $(56)  $177,291
                    ========== =========== ============  =========  =========

              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Month Periods Ended September 30, 1994 and 1993
                                (Unaudited)

                                  Nine Months Ended September 30,
                                     ---------------------------
                                          1994           1993
                                     ------------   ------------
OPERATING ACTIVITIES
Net loss...........................    $(436,194)     $(396,467)
Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Loss on investments............      299,859            --
    Depreciation...................        2,691          2,482
    Changes in assets
      and liabilities..............     (112,105)        15,946
                                       ---------      ---------
Net cash used by
  operating activities.............     (245,749)      (378,039)
                                       ---------      ---------

INVESTING ACTIVITIES
Capital expenditures...............          --         (51,777)
Other..............................          --         (20,548)
                                       ---------      ---------
Net cash used in
  investing activities.............          --         (72,325)
                                       ---------      ---------
FINANCING ACTIVITIES
Minority investment in subsidiary..        5,000            --
                                       ---------      ---------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH..................        6,502            --
                                       ---------      ---------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS.............     (234,247)      (450,364)

CASH AND CASH EQUIVALENTS:
At beginning of period.............      466,607      1,041,016
                                       ---------      ---------
At end of period...................     $232,360      $ 590,652
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

     The accompanying consolidated financial statements of the Company at September 30, 1994 and 1993 and for the three and nine month periods then ended are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods covered by such statements in accordance with generally accepted accounting principles. These financial statements do not include all the disclosures associated with the Company's annual financial statements and accordingly should be
read in conjunction with such statements.   Certain information
and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules of the Securities and Exchange Commission. Reference is made to Note 1 of the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a summary of significant accounting policies utilized by the Company. It is suggested that the consolidated financial statements at September 30, 1994 and 1993 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The information for the nine months periods ended September 30, 1994 and 1993 are not necessarily indicative of the operating results for the entire year.

     Since February 1992, the Company operated as a Business Development Company ( BDC ) under the Investment Company Act of 1940 (the Act ). In July 1994, the Company notified the Securities and Exchange Commission that it withdrew its election to be subject to the Act. The Company has changed the nature of its business to cease to be a BDC. Such change was authorized by the vote of a majority of its outstanding voting securities at the Company s annual meeting of stockholders held on July 15, 1994.

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

     Foreign operations included in the accompanying consolidated financial statements are as follows:

                                  Nine Months Ended September 30,
                                      --------       --------
                                         1994           1993
                                      --------       --------
     Revenues...................      $454,960       $441,363
     Expenses...................       759,395        597,155
     Loss from continuing
       operations...............      (304,435)      (155,792)
     Total assets...............       248,142        257,677

3.   SUBSEQUENT EVENTS

     Effective December 31, 1994, the Company transferred its approximately 73% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton (then a Director of the Company) in exchange for 855,780 shares of the Company's common stock.

     At December 31, 1994, the Company's equity in the net assets of Overseas was approximately $25,000. This amount approximated the market value of the shares at that date (based on $0.03 per share, the mean between the bid and ask prices of $0.02 and $0.04).

     Summarized results of Overseas included in the accompanying statement of operations for the nine months ended September 30, 1994 are as follows:

                                  Nine Months Ended September 30,
                                      ----------------------
                                         1994          1993
                                      --------      --------
   Revenues, principally
     commissions and fees........     $ 34,190      $ 62,883
   Expenses, principally
     general and administrative..       63,929        84,134
                                      --------      --------
   Loss..........................     $(29,739)     $(21,251)
                                      ========      ========

     The net assets relating to the discontinued operations included in the accompanying balance sheet at September 30, 1994:

                                       Discontinued
                                        Operations
                                       ------------
     Cash.......................         $   3,974
     Accounts receivable........            27,993
     Property-net...............             9,421
     Accounts payable...........              (787)
                                         ---------
     Net assets................          $  80,601
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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1994, the Company has a stockholders' equity of $210,509. The Company has incurred net losses in most of the past 10 years. After the transfer of Overseas and write-off of its investment in Scotcoast in this second quarter, the Company's only operations are related to SRCF, which is not significant in amount, and its 50% interest in PEICO Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995. (See Notes 2 and 3 to the consolidated financial statements under Item 1 of this Report for a fuller discussion.)

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


RESULTS OF OPERATIONS:  NINE MONTHS ENDED SEPTEMBER 30, 1994
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

     The Company generated consolidated revenues of $493,584 in the nine months ended September 30, 1994 (the "1994 Period") compared to revenues of $704,865 during the nine months ended
September 30, 1993 (the "1993 Period").   This decrease of
$211,281 was due primarily to the revenues generated by Scotcoast included for only the first quarter of 1994 compared to their revenue in the second and third quarter of 1993. Scotcoast was not an operating subsidiary for the first quarter of 1993. Commission and fees increased $68,992 in the 1994 Period over the 1993 Period mainly due to the services provided by SRCF during the 1994 Period. SRCF was not acquired until December 1993. Interest and other income decreased primarily as a result of lower interest paid by financial institutions and the reduced level of investable funds.

     Total expenses for the 1994 Period of $929,778 were $171,554 less than the 1993 Period. This decrease was primarily due the decline in cost of sales of $318,968 and the decline in general and administrative expenses of $165,102 relating to the above discussed decrease in sales revenue of Scotcoast. These declines were offset by the $309,808 charge in the second quarter of 1994 relating to the loss on Scotcoast and PEICO Limited and the write-down of Extruco, Limited to amount realized in 1995 from its disposal. Cost of sales increased $112,421 due to the increase in sales revenues of Scotcoast.

                        PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 annual meeting of the Company s stockholders was held on June 29, 1994 and adjourned to July 15, 1994 in order to obtain sufficient proxies for a quorum. The matters voted on at the annual meeting held on July 15, 1994 included (i) the election of 5 directors; (ii) a proposal to ratify the appointment of R. Andrew Gately & Co. as independent auditors of the Company for the fiscal year ending December 31, 1994; (iii) a proposal that the Company withdraw its election to be classified as a Business Development Company as defined in sections 55 through 65 of the Investment Company Act of 1940 and terminate its status as an investment company; and, (iv) a proposal to amend the Company s certificate of incorporation to increase the number of its authorized shares of Common Stock from 50 million to 100 million shares. All of these proposals are described in greater detail in the Company s proxy statement dated May 25, 1994 (definitive copies of which were filed with the Securities and Exchange Commission). The results of voting on matters presented to the meeting were as follows:

(i) Incumbent directors Robert S. Friedenberg, John C. Fitton, Barry F. Chaitin, John T. Mahoney and Dale D. Simbro were reelected directors of the Company for a term of one year and until the next annual meeting of stockholders, with each nominee receiving 9,358,306 votes in favor of their election.

(ii) The proposal to ratify the appointment of R. Andrew Gately & Co. as independent auditors of the Company for the fiscal year ending December 31, 1994 was approved by a vote of 9,344,742 votes in favor and 24,960 votes against.

(iii) The proposal that the Company withdraw its election to be classified as a Business Development Company as defined in sections 55 through 65 of the Investment Company Act of 1940 and terminate its status as an investment company was approved by a vote of 7,250,658 votes in favor and 54,401 votes against.

(iv) The proposal that the Company s certificate of incorporation be amended to increase the number of its authorized shares of Common Stock from 50 million to 100 million shares was approved by a vote of 8,998,828 votes in favor and 227,379 votes against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
   No.       Description
--------     ---------------------
  27         Article 5 Financial Data Schedule


     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended September 30, 1994.



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