Form 10-K
period 1994-12-31
SEAHAWK CAPITAL CORP
filed 1996-02-21
CIK 317788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.
[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Act of 1934.

                        Commission File No. 0-10039

                        SEAHAWK CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

     New Jersey                                        22-2267658
(State or other jurisdiction of                    (I.R.S. Employer)
 incorporation or organization)                    Identification No.)

1010 Kings Highway South, Suite 1-D
     Cherry Hill, New Jersey                           08034-5074
(Address of principal executive offices)               (Zip Code)

Registrant  telephone number, including area code: 609-428-3845

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act:
                           Common Stock, no par value
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to
such filing requirements for the past 90 days:   YES [ ]    NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 10,932,811 shares of Registrant s Common Stock held by non-affiliates of the Registrant is $109,933 as of December 18, 1995, based upon the quoted closing sale price of $0.01 per share for the Common Stock in the over-the-counter market on such date.

Number of shares of Common Stock outstanding as of December 31, 1995:
27,281,302 shares.

Documents Incorporated By Reference:   None

                        SEAHAWK CAPITAL CORPORATION
                         ANNUAL REPORT ON FORM 10-K

                             Table of Contents

Item No.                                                       Page
--------                                                       ----

PART I:

1.    Business ...............................................   3

2.    Properties .............................................   7

3.    Legal Proceedings ......................................   7

4.    Submission of Matters to Vote of Security Holders ......   7


PART II

5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters ......................   7

6.    Selected Financial Data ................................   9

7.    Management's Discussion and analysis of Financial
            Condition and Results of Operations ..............  10

8.    Financial Statements and Supplementary Data ............  13

9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ...........  26

PART III

10.   Directors and Executive Officers of the Registrant .....  26

11.   Executive Compensation .................................  28

12.   Security Ownership of Certain Beneficial
            Owners and Management ............................  29

13.   Certain Relationships and Related Transactions .........  30

PART IV

14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ..............................  30

SIGNATURE PAGE ...............................................  35

/TABLE

                                  PART I

ITEM 1.     BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

      For the period from February 1992 to July, 1994, Seahawk Capital Corporation (the "Company") operated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). In July 1994, the Company notified the Securities and Exchange Commission that it withdrew its election to be subject to the Act. The Company has changed the nature of its business to cease to be a BDC. Such change was authorized by the vote of a majority of its outstanding voting securities at the Company's annual meeting of stockholders held on July 15, 1994.

      During 1993, the Company elected to concentrate its resources on the activities of SRC Food Group Limited ("SRCF"), a company based in the United Kingdom. The Company owns a 70% interest in SRCF through its wholly-owned subsidiary Seahawk Foods International, Inc. ("Seahawk Foods"). SRCF controls 80.26% of Scotcoast Limited ("Scotcoast"), an operating business that was primarily engaged in production and marketing of frozen potato products through a proprietary processing facility in Glasgow, Scotland. Due to continued losses from Scotcoast s operations, the Company and SRCF elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The Company recorded the loss on its investment in Scotcoast in 1994.

      As discussed in Note 2 to the financial statements (Item 8 of this Report), effective December 31, 1994, the Company disposed of its 73.4% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton, a former director of the Company in exchange for shares of the Company's common stock held by him. The Board of Directors of the Company determined that the Company's retention of Overseas shares was inconsistent with future planned operations of the Company. The Company's interest in Overseas has been treated as a discontinued operation in the accompanying consolidated statements of operations.

      Other than the Company's ongoing interest in Seahawk Foods and its subsidiaries and its interest in Overseas disposed of in 1994, the Company's other investments had been written off in 1993.

      Based on the above events, the Company had no significant assets or active business operations as of December 31, 1994. In the last half of 1994, former management sought an acquisition of assets or a merger with another operating entity in exchange for Company securities in an effort to sustain the Company as a viable entity. However, the Company's former management was unable to locate a suitable transaction for this purpose. As discussed below, in May 1995 the Company issued and sold common stock and common stock purchase warrants representing a controlling interest in the Company for $150,000 in cash; all members of its former management other than Robert S. Friedenberg, simultaneously resigned as officers and directors of the Company. The Company's current business strategy is to negotiate the acquisition of one or more new business operations through an acquisition of stock or assets of another entity. In view of the Company's limited financial resources, this strategy anticipates the Company will issue additional securities and/or promissory notes as the consideration for an acquisition, which may be further dilutive to the interests of existing stockholders.

      On May 8, 1995, the Company sold 15,000,000 previously unissued shares of its common stock to Jonathan B. Lassers for $150,000 in cash. As part of the transaction, Mr. Lassers also acquired transferable warrants to purchase up to an additional 70,000,000 shares of the Company's common stock exercisable until December 31, 1997 at $0.01 a share. As a result of the purchase, Mr. Lassers owns approximately 55% of the total outstanding common stock. If all the warrants are exercised, his beneficial ownership would increase to approximately 87.4%. As a result of this purchase a change in control of the Company was effected. Substantially all members of the Company s prior management have resigned as directors and officers.

      At December 31, 1994, the Company has a stockholders equity of only $55,055. Also, the Company has incurred net losses in most of the past 10 years. Presently, the Company's only operations are related to SRCF, which are not significant in amount, and its 50% interest in PEICO, Limited, which have been written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995, as discussed in Note 5 of the financial statements in Item 8 of this Report. The Company continues to explore opportunities for the recovery of its losses from Scotcoast, as well as pursuing the potential of exploiting the food processing technology within PEICO.

      Because of net losses over the past several years, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company's operations are being financed through the proceeds from the sale of common stock in May 1995. The Company is exploring various financing options in connection with the acquisition of companies in the food processing industry.

      It is not expected that the Company will achieve profitability in the year ended December 31, 1995. Further, there is no assurance that the Company will achieve profitability thereafter. Unless the Company can obtain the financing necessary to acquire a profitable operating business, the Company will be unable to continue as a going concern.

      The Company was incorporated in New Jersey in 1979 and was formerly named Seahawk Oil International, Inc. Effective May 8, 1995, Seahawk's principal office is located at 1010 Kings Highway South, Suite 1-D, Cherry Hill, New Jersey 08034-5074, telephone 609-428-3845. Its former address was 18552 MacArthur Boulevard, Suite 395, Irvine, California 92175.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      During 1993 and 1994, the Company's principal business was food processing and distribution. See Note 4 to the financial statements (Item 8 of this Report) for 1992 industry segment information.

DESCRIPTION OF BUSINESS

      As indicated above, in 1993 the Company elected to concentrate its resources on the activities of SRCF, a company based in the United Kingdom. The Company owns a 70% interest in SRCF through its wholly-owned subsidiary, Seahawk Foods. SRCF controls 80.26% of Scotcoast, an operating business primarily engaged in production and marketing of frozen potato products through a proprietary processing facility in Glasgow, Scotland.

     Other than its investment in Seahawk Foods and its subsidiaries, the Company is engaged in no other business.

                               SEAHAWK FOODS

      Seahawk Foods has acted as a distributor of agricultural products since 1991. Due to lack of capital resources, Seahawk Foods has discontinued efforts to expand its food distribution activities. Sales of agricultural products were approximately $227,000 and $656,000 in 1993 and 1992, respectively.

                            SRCF AND SCOTCOAST

      As indicated above, due to continued losses from operations, the Company and SRCF elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The Company recorded the loss on its investment in Scotcoast in 1994.

      SRCF also owns 50% of the capital stock of PEICO Limited, which is presently not material to the assets or operations of SRCF. If suitable third-party financing commitments were to be obtained before December 15, 1996, certain rights of SR Consultants to develop a french fry factory (the "Humberside Factory Project") is to be transferred to, and developed by SRCF. If the third party financing is obtained for the Humberside Factory Project before December 15, 1996 on terms approved by SRCF's board of directors, Seahawk Foods is committed to transfer 5% of the current outstanding equity in SRCF to SR Consultants.

      The management of SRCF is composed primarily of Messrs.
Clive Hayden and Edward Daly.

      Due to a disagreement amongst the shareholders of Extruco, Limited, SRCF disposed of its 33.3% interest in this project in August 1995. (See Note 5 to the financial statements included in Item 8 of this Report.)

                                 OVERSEAS

      Overseas, as noted above, was sold to its president and chief executive officer effective December 31, 1994. Overseas had an option and a royalty interest in two exploratory oil and gas concessions in Belize, Central America, and a carried working interest in Senegal and Sierra Leone, West Africa. Overseas had no financial obligations associated with its working interest prospects related to participation in funding of seismic activities and drilling of the first exploratory wells. Overseas also held a carried working interest under three letters of intent involving six producing fields in Russia, Kyrgyzstan and Uzbekistan. The joint venture is awaiting approval of the Russian Ministry of Fuels and Power before additional financing can be solicited to develop these fields.

      The President and chief executive officer of Overseas was John C. Fitton, who also served as a director of the Company. On January 3, 1994, Mr. Fitton exercised an option to purchase to purchase 1 million shares of Overseas common stock at $0.005 a share, which increased his share in Overseas common stock to 12%.

EMPLOYEES

      The Company currently has no employees. The Company's President serves without compensation. Its administrative and financial needs, including its Chief Financial Officer, are met by two persons on a part-time consulting basis. From 1993 to May 8, 1995, the Company's President and Chief Executive Officer was Dale D. Simbro. From 1979 to May 8, 1995, Mr. Simbro was also a director of the Company. Mr. Simbro devoted less than 50% of his time to the affairs of the Company.

      Seahawk Foods and SRCF had no employees during 1994. The two principals of SR Consultants acted as full time management for Scotcoast. Overseas employed its President, John C. Fitton, on a full-time basis and had no other full time employees.

      Each of the Company's officers and directors has agreed to devote such time as such person believes, in such person's sole discretion, is necessary to the operations of the Company. Except for the equity interest of John C. Fitton in Overseas and a minor amount of Overseas' shares held by other former officers and directors of the Company, to the best of its knowledge there are no investments of the Company in which any officer, director or affiliate of the Company is a participant except in his capacity as an officer and/or director or affiliate of the Company.

ITEM 2.     PROPERTIES

      Beginning in May 1995, the Company utilizes office space in Cherry Hill, New Jersey where one of its part-time officers is located. Such office space is provided on a month to month basis. Previously the Company leased office space in Irvine, California.

      The Company owns no property nor does it have any long-term leases.

ITEM 3.     LEGAL PROCEEDINGS

      Inapplicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT S EQUITY AND RELATED
          STOCKHOLDER MATTERS

      Until March 31, 1992, the Company's common stock was quoted in the National Association of Securities Dealers Automated Quotation system ("NASDAQ") under the symbol "SEAK". In view of the Company's inability to meet amended listing requirements for inclusion in NASDAQ, since April 1992, the Company's common stock has traded in the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol "SEAK".

      During 1994, three broker-dealers made a market in the Company s common stock: Paragon Capital Corp.; Pennsylvania
Merchants Group; and Sherwood Securities Corp.

      The following table sets forth, for the calendar quarters indicated, the high and low bid and asked prices per share for the Company's common stock as reported by the National Quotation Bureau, Inc. Quotations by the National Quotation Bureau, Inc. represent interdealer prices without adjustment for retail markups, markdowns, or commission, and do not necessarily reflect actual transactions.

                                  Bid                    Asked
                          --------------------    -------------------
                            High        Low         High        Low
                          --------    --------    -------     -------
      1993:
      First quarter       $0.03125    $0.03125    $0.0625     $0.0625
      Second quarter       0.03125     0.03125     0.0625      0.0625
      Third quarter        0.03125     0.03125     0.0625      0.0625
      Fourth quarter       0.03125     0.03125     0.0625      0.0625

      1994:
      First quarter       $0.01       $0.01       $0.03       $0.03
      Second quarter       0.01        0.01        0.03        0.03
      Third quarter        0.01        0.01        0.03        0.03
      Fourth quarter       0.01        0.01        0.03        0.03


      At December 31, 1994, there were 12,281,302 shares of the Company's common stock outstanding held by approximately 3,266 persons. As of the date of this report, the last quote on the Company's stock was $.01 a share as of December 18, 1995. The closing price was $0.01 and the bid and asked prices were $.01 and $.03, respectively.

      The Company did not declare or pay cash or stock dividends on the Common Stock during 1994 or 1993. Due to the current and anticipated cash requirements, plus the Company s recent history of losses, the Board of Directors does not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following summary sets forth certain selected financial information for the years ended December 31, 1990 to 1994 derived from the audited financial statements of the Company. Such information should be read in conjunction with the financial statements and the report of R. Andrew Gately & Co. contained in
Item 8 of this report.

      The information set forth in the table may not be indicative of future financial condition or results of operations. The information for the years 1990 to 1993 have been restated for the discontinued operations (see Note 2 to the financial statements (Item 8 of this Report).


                        1994        1993        1992        1991       1990
                    ---------   ---------   ---------   ---------   ---------
Revenues .......... $478,474    $738,239    $701,633    $566,018    $556,607

Income (loss)
 from continuing
 operations ....... (451,969)   (603,307)   (422,458)   (380,791)     25,089

Income (loss)
 from continuing
 operations per
 common share and
 common share
 equivalent .......    $(.03)      $(.05)      $(.03)      $(.03)       $.00

Total assets ......  $75,691  $1,348,169  $1,493,417  $1,836,924  $2,240,829


The Company distributed a $0.005 cash dividend on March 15, 1991.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operation is that of the new management of the Company (see Items 1 and 8 of this Report) based on their knowledge of the operations during the periods discussed.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1994 COMPARED TO
     YEAR ENDED DECEMBER 31, 1993

     The Company's consolidated revenues of $478,474 during 1994 were $259,881, 35% less than in 1993. The decline was almost entirely related to the Company's discontinuance of support of Scotcoast in the second quarter of 1994. Scotcoast's sales were $346,474 in 1994 (first quarter) vs. $714,122 (approximately three quarters in 1993). As more fully discussed in Item 1 of this Report, SRCF discontinued its support of Scotcoast due to the continuing losses of Scotcoast. Scotcoast is presently in liquidation. The Company's interest and other income decreased from $16,567 to $12,846 (22%) mainly due to the reduced level of investable funds.

     Total expenses for 1994 were $930,327 compared to $1,341,546 in 1993. The decrease of $411,219 (31%) is due primarily to a $401,580 decrease in Scotcoast's cost of sales, $182,452 in Scotcoast's general and administrative expenses and $279,873 relating to Seahawk Foods discontinuing their efforts to expand its food distribution activities. This was offset by the $302,856 increase in loss on investments which was due to the write off of the Company s interests in Scotcoast and PEICO and the write-down of its investment in Extruco as discussed in Items 1 and 8 of this Report and a $111,558 increase in SRCF's general and administrative expenses due to the inclusion of a full year in 1994 vs. one month in 1993.

     YEAR ENDED DECEMBER 31, 1993 COMPARED TO
     YEAR ENDED DECEMBER 31, 1992

     As more fully discussed in Note 2 to the financial statements (Item 8 of this Report), the financial statements have been restated for discontinued operations.

     The Company generated consolidated revenues of $738,239 during 1993 compared to revenues of $701,633 during the same period in 1992, representing an increase of $36,606 or 5.2%. The increase in total revenues is due primarily to the consolidation of Scotcoast Limited which accounted for revenues of $494,948. The Scotcoast facility in Glasgow, Scotland which resumed production during April 1993 has increased its monthly sales from approximately $41,000 in April to more than $115,000 in February

1994. Orders for other exports to and from Poland and the United States were $229,896 compared to $656,000 in 1992. The Company discontinued its exports to and from Poland due to the lack of orders and to the high degree of risk associated with collection of funds. Interest and other income decreased $28,676, from $45,243 in 1992 to $16,567 in 1993, mostly due to the largely reduced level of investable funds in 1993 and lower interest rates.

     Total expenses for 1993 were $1,341,546 compared to $1,124,091 during the same period in 1992. The increase of $217,455 or 19.3% is due to the consolidation of Scotcoast
Limited which accounted for $972,053 or 66.7% of total expenses.

     The main components of expenditures were cost of sales to foreign customers which increased $555,966 in 1992 to $866,754 in 1993, or approximately 56%. Costs associated with exports of poultry and agricultural products accounted for $208,758 and cost of goods sold by Scotcoast accounted for $657,996. Scotcoast incurred a negative gross margin of $163,040 on sales of $494,948. The high level of costs associated with Scotcoast represent the effort of reviving operations in April 1993 with a minimum of sales level to support overhead and production costs.

     General and administrative expenses also increased from $400,496 in 1992 to $459,712 in 1993, mostly due to the consolidation of Scotcoast which accounted for general and administrate expenses of $308,225. The increase in expenses attributable to the addition of Scotcoast was largely offset by cost cutting measures associated with reduction of personnel and discontinuance of other European investing activities, and the minority interest in SRC Food Group Limited and Scotcoast Limited.

     Provision for loss on investments decreased from $163,875 in 1992 to $6,952 in 1993.

INCOME TAXES

     Because of losses incurred, the Company had, as of December 31, 1994, aggregate federal operating losses of more than $12.5 million. Since there is no assurance such losses will be utilized, a valuation reserve for the full amount has been provided. Further, the sale of the Company's common stock discussed in Note 8 to the financial statements in Item 8 of this Report will, under current income tax regulations, eliminate the Company's ability to utilize most of the net operating carry forwards.

INFLATION

     Inflation and changing prices has not had a material impact on the Company's operations during 1994 or 1993.

     OUTLOOK FOR 1995

     It is not expected that the Company will achieve profitability in the year ended December 31, 1995. Further, there is no assurance that the Company will achieve profitability thereafter.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company has a stockholders' equity of only $55,055. Also, the Company has incurred net losses in most of the past 10 years. Presently, the Company's only operations are related to SRCF, which are not significant in amount, and its 50% interest in PEICO Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995, as discussed above. As more fully discussed in
Note 8 to the financial statements in Item 8 of this Report, in May 1995, the Company sold 15,000,000 previously unissued shares of its common stock for $150,000 in cash.

     Because of the above-mentioned net losses, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company s activities have been financed through the proceeds from the sale of common stock in May 1995 and the disposition of SRCF s interest in Extruco, Limited. The Company is exploring various financing options in connection with the acquisition of companies in the food processing industry.

     It is not expected that the Company will achieve profitability in the year ended December 31, 1995. Further, there is no assurance that the Company will achieve profitability thereafter. Except for the funds from the sale of the Company's common stock in May 1995 and from the sale of its interests in Extruco, Limited, both discussed above, all other cash resources had been spent for operating expenses and accrued liabilities as of May 1995. Until such time as the Company acquires an operating business, as to which there can be no assurance, no revenues are anticipated and the Company's monthly operating expenses since May 1995 are estimated by management at approximately $25,000 a month. Unless the Company can obtain the financing necessary to acquire a profitable operating business, the Company will be unable to continue as a going concern.

COMMITMENTS

     There were no material commitments for capital expenditures at December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                         Page
                                                         ----


  Report of Independent Auditors........................  14

  Consolidated Balance Sheets at December 31, 1994
        and 1993........................................  15

  Consolidated Statements of Operations for the
        Years Ended December 31, 1994, 1993 and 1992....  16

  Consolidated Statements of Shareholders  Equity
        for the Years Ended December 31, 1994, 1993,
        and 1992........................................  17

  Consolidated Statements of Cash Flows for the Years
        ended December 31, 1994, 1993 and 1992..........  18

  Notes to Consolidated Financial Statements............  19

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors
Seahawk Capital Corporation
Cherry Hill, New Jersey

We have audited the accompanying consolidated balance sheet of Seahawk Capital Corporation as of December 31, 1994 and 1993, and the related consolidated statement of operations, shareholders equity and cash flow for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seahawk Capital Corporation at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ R. ANDREW GATELY & CO.

R. ANDREW GATELY & CO.

Orange County, California
December 28, 1995

                         SEAHAWK CAPITAL CORPORATION
                         Consolidated Balance Sheets
                      As of December 31, 1994 and 1993


                                                  1994          1993
                                                  ----          ----
ASSETS
Current Assets:
  Cash and cash equivalents...............   $    17,250   $  466,607
  Notes and accounts receivable, net
     of allowances for uncollectible
     accounts.............................         3,451      392,662
  Inventory...............................                    110,313
                                              ----------   ----------
        Total current assets..............        20,701      969,582
                                              ----------   ----------

Property, plant and equipment, at cost:
  Plant and equipment.....................                    287,243
  Oil and gas properties, accounted for
     under the successful efforts method..                      9,421
  Office furniture and equipment..........                      6,486
                                                           ----------
                                                              303,150
  Less accumulated depreciation...........                     16,272
                                                           ----------
        Net property and equipment........                    286,878
                                                           ----------
Other assets:
     Other................................        54,990       91,709
                                              ----------   ----------
                                              $   75,691   $1,348,169
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS  EQUITY
Current liabilities:
  Accounts payable and accrued liabilities    $   20,636   $  551,199
  Joint venture advances..................                    155,272
                                              ----------   ----------
        Total current liabilities.........        20,636      706,471
                                              ----------   ----------
Commitments and contingencies

Minority interest.........................                     28,157
                                                           ----------
Stockholders' equity:
  Common stock, no par value:
     Authorized shares - 100,000,000
     Issued - 13,137,082 shares (including
     in 1994, 855,780 shares in treasury).    12,701,325   12,726,450
  Deficit.................................   (12,645,194) (12,112,909)
  Cumulative translation adjustment.......        (1,076)
                                              ----------   ----------
         Total stockholders' equity.......        55,055      613,541
                                              ----------   ----------
                                             $    75,691  $ 1,348,169
                                             ===========  ===========

   See notes to accompanying financial statements.

                           SEAHAWK CAPITAL CORPORATION
                      Consolidated Statements of Operations
           For The Three Years Ended December 31, 1994, 1993 and 1992


                                            1994          1993          1992
                                         --------     ---------    ----------
REVENUES:
Sales to customers...................  $  346,474    $  714,122   $  641,390
Commissions and fees.................     119,038         7,550       15,000
Interest and other...................      12,846        16,567       45,243
                                         --------     ---------    ---------
                                          478,358       738,239      701,633
                                         --------     ---------    ---------
COSTS AND EXPENSES:
Cost of sales to customers...........     262,452       866,754      555,966
General and administrative...........     352,951       459,712      400,496
Loss on investments..................     309,808         6,952      163,875
Depreciation.........................       2,691         7,616        2,297
Other................................       2,425           512        1,457
                                         --------     ---------    ---------
                                          930,327     1,341,546    1,124,091
                                         --------     ---------    ---------
LOSS FROM CONTINUING
     OPERATIONS......................    (451,969)     (603,307)    (422,458)

Discontinued operations..............     (80,316)      (29,737)     (79,886)
                                         --------     ---------    ---------
NET LOSS.............................  $ (532,285)   $ (633,044)  $ (502,344)
                                         ========      ========     ========

PER COMMON SHARE AND COMMON
     EQUIVALENT SHARE:
     Loss from continuing
        operations...................  $    (0.03)   $    (0.05)  $    (0.03)
     Net loss........................       (0.04)        (0.05)       (0.04)

WEIGHTED AVERAGE SHARES
     OUTSTANDING.....................  13,137,082    13,137,082   12,859,967
                                       ==========    ==========   ==========




              See accompanying notes to financial statements.

                           SEAHAWK CAPITAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1994, 1993 and 1992


                            Common Stock                      Cumulative
                       -----------------------                Translation
                         Shares       Amount      (Deficit)   Adjustment    Total
                       ----------  -----------  ------------   --------  ----------

DECEMBER 31, 1991..... 12,482,082  $12,660,950  $(10,977,521)            $1,683,429
Stock issued to
  purchase minority
  interest in
  subsidiary..........    655,000       65,500                               65,500

Net loss for 1992.....                              (502,344)              (502,344)
                       ----------   ----------    ----------              ---------
AT DECEMBER 31, 1992.. 13,137,082   12,726,450   (11,479,865)             1,246,585

Net loss for 1993.....                              (633,044)              (633,044)
                       ----------   ----------    ----------              ----------

AT DECEMBER 31, 1993.. 13,137,082   12,726,450   (12,112,909)               613,541

Shares reacquired
  in disposition of
  subsidiary (held
  in treasury)........   (855,780)     (25,125)                             (25,125)

Cumulative
  translation
  adjustment..........                                         $(1,076)      (1,076)

Net loss for 1994.....                              (532,285)              (532,285)
                       ----------   ----------    ----------    ------     --------
AT DECEMBER 31, 1994.. 12,281,302  $12,701,325  $(12,645,194)  $(1,076)   $  55,055
                       ==========   ==========   ===========    ======     ========



              See accompanying notes to financial statements.

                            SEAHAWK CAPITAL CORPORATION
                       Consolidated Statements of Cash Flows
               For the Years Ended December 31, 1994, 1993 and 1992

                                            1994         1993         1992
                                        ---------   ----------   ----------
OPERATING ACTIVITIES:
Net loss............................... $(532,285)  $ (633,044)  $ (502,344)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization......     2,691        7,616        2,297
    Gain on sale of oil and gas assets.                             (14,837)
    Loss on investments................   149,935        6,952      163,875
    Expired property interests.........                              58,121
    Other..............................     8,906      (35,628)      10,487
    Changes in assets and liabilities:
      Accounts receivable..............   121,692      (11,391)    (381,271)
      Inventory........................   (34,255)    (110,313)
      Accounts payable.................    80,520      510,776      (12,821)
      Joint venture advances...........  (155,272)                  206,409
      Other current assets.............                              73,048
      Other current liabilities........                             (19,933)
      Other liabilities................                             (32,625)
Minority interest in
  losses of subsidiaries...............   (66,758)    (258,240)     (47,693)
                                         --------    ---------    ---------
Net cash used in operating activities..  (424,826)    (523,272)    (497,287)
                                         --------    ---------    ---------
INVESTMENT ACTIVITIES:
Proceeds from sale of oil
  and gas assets.......................                              56,144
Cash transferred on
  transfer of Overseas.................   (27,602)
Investment in joint ventures...........                (51,137)     (93,000)
Capital expenditures...................                              (7,597)
                                         --------    ---------    ---------
Net cash used in investing activities..   (27,602)     (51,137)     (44,453)
                                         --------    ---------    ---------
FINANCING ACTIVITIES - Minority
  investment in subsidiary.............     5,000
                                         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH    (1,929)
                                         --------    ---------    ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS.................  (449,357)    (574,409)    (541,740)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD..................   466,607    1,041,016    1,582,756
                                         --------    ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD........................ $  17,250   $  466,607   $1,041,016
                                         ========    =========    =========

NON-CASH INVESTING ACTIVITY:
Transfer of net assets in subsidiary:
  Net assets of subsidiary transferred
    including $27,602 cash............. $  25,025
  Fair value of Seahawk common stock
    reacquired.........................   (25,025)
                                         ========

              See accompanying notes to financial statements.

                         SEAHAWK CAPITAL CORPORATION
                 Notes to Consolidated Financial Statements
            For The Years Ended December 31, 1994, 1993 and 1992

1.   BASIS OF FINANCIAL PRESENTATION AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - Since February 1992, Seahawk Capital Corporation (the "Company") operated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). In July 1994, the Company notified the Securities and Exchange Commission that it withdrew its election to be subject to the Act. The Company has changed the nature of its business to cease to be a BDC. Such change was authorized by the vote of a majority of its outstanding voting securities at the Company's annual meeting of stockholders held on July 15, 1994.

     During 1993, the Company elected to concentrate its resources on the activities of SRC Food Group Limited ("SRCF"), a company based in the United Kingdom. The Company owns a 70% interest in SRCF through its wholly-owned subsidiary Seahawk Foods International, Inc. ("Seahawk Foods"). SRCF controlled 80.26% of Scotcoast Limited ("Scotcoast"), an operating business primarily engaged in production and marketing of frozen potato products through a proprietary processing facility in Glasgow, Scotland. As more fully discussed in Note 5, due to continued losses from Scotcoast operations, the Company and SRCF elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994. SRCF also had an equity investment in PEICO Limited which was formed to utilize certain rights and processes of SRCF. As discussed in Note 5, because this company has not to date been able to obtain financing needed to begin operations, this investment has also been written off. SRCF's similar 33.3% investment in Extruco Limited was disposed of in August 1995.

     As discussed in Note 2, effective December 31, 1994, the Company disposed of its 73.4% interest in Seahawk Overseas Exploration Corporation ("Overseas"). The Board of Directors of the Company determined that the Company's retention of Overseas shares was inconsistent with future planned operations of the Company. The Company's interest in Overseas has been treated as a discontinued operation in the accompanying consolidated statements of operations.

     Other than the Company's ongoing interest in Seahawk Foods and its subsidiaries, written off in 1994, and its interest in Overseas disposed of in 1994, the Company s other investments were written off in 1993. Based on the above events, the Company had no significant assets or active business operations as of December 31, 1994. In the last half of 1994, former management sought an acquisition of assets or a merger with another operating entity in exchange for Company securities in an effort to sustain the Company as a viable entity. However, the Company's former management was unable to locate a suitable transaction for this purpose. As discussed below, in May 1995 the Company issued and sold common stock and common stock purchase warrants representing a controlling interest in the Company for $150,000 in cash; all members of its former management other than Robert S. Friedenberg, simultaneously resigned as officers and directors of the Company. The Company's current business strategy is to negotiate the acquisition of one or more new business operations through an acquisition of stock or assets of another entity. In view of the Company s limited financial resources, this strategy anticipates the Company will issue additional securities and/or promissory notes as the consideration for an acquisition, which may be further dilutive to the interests of existing stockholders.

     At December 31, 1994, the Company has stockholders' equity of only $55,055. Also, the Company has incurred net losses in most of the past 10 years. Presently, the Company's only operations are related to SRCF, which are not significant in amount, and its 50% interest in PEICO Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995, as discussed above. As more fully discussed in Note 8, in May 1995, the Company sold 15,000,000 previously unissued shares of its common stock for $150,000 in cash.

     Because of above-mentioned net losses, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company's operations are being financed through the proceeds from the sale of common stock in May 1995.

     It is not expected that the Company will achieve profitability in the year ended December 31, 1995. Further, there is no assurance that the Company will achieve profitability thereafter. Although it is expected that the Company will have adequate resources available to continue through December 31, 1995, unless the Company can obtain the financing necessary to acquire a profitable operating business, the Company will be unable to continue as a going concern.

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Seahawk Capital
     Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of less than 90 days to be cash equivalents.

     PROPERTY AND EQUIPMENT - Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

     FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's non-U.S. subsidiaries is the local currency of the subsidiary. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Transaction gains and losses are reported in current operations.

     LOSS PER SHARE - Loss per common share is computed by dividing the income or loss by the weighted average number of common shares outstanding. No common equivalent shares were used in the calculations since their effect would be antidilutive.

2.   DISCONTINUED OPERATIONS

     Effective December 31, 1994, the Company transferred its approximately 73% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton (a Director of the Company who resigned in May 1995) in exchange for 855,780 shares of the Company's common stock.

     At December 31, 1994, the Company's equity in the net assets of Overseas was approximately $25,000. This amount approximated the market value of the shares at that date (based on $.03 per share, the mean between the bid and ask prices of $.02 and $.04). Accordingly, common stock was reduced by this amount for the shares reacquired.

     The results of Overseas have been reported separately as a component of discontinued operation in the accompanying consolidated statements of operations. Prior years consolidated financial statements have been restated to present Overseas as a discontinued operation.

     Summarized results of Overseas are as follows:

                                          1994       1993       1992
                                          ----       ----       ----

   Revenues, principally
     commissions and fees..........   $ 35,077   $ 86,266   $ 94,444
                                       -------    -------    -------
   Expenses:
     General and administrative....     81,662    114,264    116,209
     Expired property interests....     33,730      1,739     58,121
                                       -------    -------    -------
                                       115,392    116,003    174,300
                                       -------    -------    -------
   Loss............................   $(80,315)  $(29,737)  $(79,886)
                                       =======    =======    =======

     The net assets relating to the discontinued operations included in the accompanying balance sheet at December 31, 1993:

       Cash............................................   $  84,052
       Accounts receivable.............................     192,678
       Property-net....................................       9,421
       Accounts payable................................        (481)
       Advance payable to joint venture................    (155,272)
                                                           --------
       Net assets......................................   $ 130,398
                                                           ========

3.   COMMON STOCK, STOCK OPTIONS AND WARRANTS

     At the Company's 1994 annual meeting, the Company's shareholders authorized an amendment to the Company's certificate of incorporation increasing the number of its authorized shares of Common Stock from 50 million to 100 million shares.

     See Note 2 as to the reacquisition of 855,780 shares of the Company's stock in 1994. These shares are held as treasury shares. Also, see Note 8 as to the sale, after December 31, 1994, of 15,000,000 previously unissued shares of the Company's common stock and transferable warrants to purchase up to 70,000,000 shares of the Company's common stock.

     Under the Company's Incentive Stock Option Plan (the "Plan") approved by the Company s shareholders in June 1992, 2,000,000 shares of the Company's common stock are reserved for granting options to certain key officers and employees who own less than 10% of the outstanding common stock of the

     Company. Outstanding options for 425,000 shares exercisableat $0.10 a share were forfeited in May 1995.
     There are no remaining options outstanding.

4.   BUSINESS SEGMENT INFORMATION

     During 1993 and 1994, the Company's principal business was food processing and distribution. The Company's principal businesses in 1992 were (i) oil and gas exploration and development, (ii) food distribution, and (iii) medical equipment distribution.

     The following table presents certain information regarding these industry segments for the year ended December 31, 1992.

                                                Sales                  Identi-
                                            To Outside   Operating     fiable
                                             Customers      Loss       Assets
                                             ---------    --------     ------
      Oil and gas exploration
         and development..................   $ 73,020   $(117,769)  $  439,711
      Food distribution...................    656,390    ( 38,269)     266,242
      Medical equipment distribution......               (105,651)
      Corporate...........................     66,667    (240,655)     787,464
                                              -------     -------    ---------
      Consolidated........................   $796,077   $(502,344)  $1,493,417
                                              =======     =======    =========

5.   FOREIGN OPERATIONS

     In March 1993, Seahawk Foods Seahawk Foods, Inc. ("Seahawk Foods") negotiated an agreement under which it assumed operational control of Scotcoast Limited, a frozen potato product processing facility in Glasgow, Scotland. Seahawk Foods and its British and Scottish partners have obtained the rights to a proprietary processing method to make "twice Baked" potatoes and potato skins for the consumer, catering and restaurant markets throughout the United Kingdom and the European Community. The facility, which was acquired from receivership, had been placed in receivership due to lack of funds necessary to meet operating requirements.

     In December 1993, Seahawk Foods negotiated an agreement with Systems Research Consultants ("SR Consultants"), under which the interest of both companies in Scotcoast Limited and in a joint venture were contributed into a newly formed subsidiary, SRC Food Group Limited ("SRCF"). Seahawk Foods paid an additional sum of $303,000 and acquired a 70% interest in SRCF. SR Consultants contributed its 11.8% interest in Scotcoast to SRCF in addition to SF Consultants interests in other food processing technology rights to acquire the balance of 30%.

     Seahawk and SRCF and its partners planned to use Scotcoast's facility and production equipment as a base to expand operations from Scotland to other European countries. Under the agreement, Scotcoast Limited has the right to occupy its present premises in Glasgow, Scotland, and to lease the facility's equipment from its former parent company for a term of five years. Due to continued losses from Scotcoast operations, the Company and SRCF elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994. The loss on investments for 1994 in the accompanying statement of consolidated operations includes the following:


       Net assets of Scotcoast.............  $ 113,973
       Loan made in 1994 to Scotcoast......      8,927
       SRCF guarantee of Scotcoast loans...    149,040
                                               -------
                                             $ 271,940
                                               =======

     SRCF also had an equity investment in Extruco, Limited and PEICO Limited which companies were to utilize certain rights and processes of SRCF. Due to a disagreement with Extruco, Limited' shareholders, SRCF's 33.3% interest was disposed of in August 1995 at a loss of approximately $5,000. Because PEICO, Limited has not to date been able to obtain the financing needed to begin operations, this investment was written off. The loss on investments for 1994 in the accompanying statement of consolidated operations includes $37,868 applicable to the loss on Extruco and the write-off of PEICO.

     In 1993, the Company discontinued the activities of MedConsult (USA), Inc. and disposed of its 51% interest. MedConsult was incorporated to market medical supplies in Eastern Europe with MedConsult, GmbH of Vienna, Austria.

     Foreign operations included in the accompanying consolidated financial statements are as follows:

                                      1994       1993
                                      ----       ----
       Revenues..................  $473,924   $494,948
       Expenses..................   875,359    828,921
       Loss from continuing
          operations.............  (401,335)  (333,973)
       Total assets..............    58,803    927,734

     There were no foreign operations in 1992.

6.   CONTINGENCIES

     The Company is obligated to pay severance compensation to a former officer and current director of $1,500 a month until February 1996.

7.   INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective January 1, 1993. There was no cumulative effect of adopting SFAS No. 109 on the Company's financial statements for 1993. Restatement of prior years for the effect of SFAS No. 109 would not have materially changed previously reported losses.

     There was no provision for current income taxes (domestic or foreign) in 1994, 1993 and 1992. Due to the uncertainty of the Company's ability to utilize loss carry forwards in future years, there was no provision for deferred income taxes in 1994, 1993 and 1992.

     The only significant item comprising the Company s net deferred taxes as of December 31, 1994 and 1993 was the Company's operating loss carry forwards in excess of $12.5 million. Since there is no assurance such losses will be utilized, a valuation reserve for the full amounts has been provided. Further, the sale of the Company's common stock discussed in the following Note 8 to the financial statements will, under current income tax regulations, eliminate substantially all the net operating carry forwards.

8.   SUBSEQUENT EVENTS

     On May 8, 1995, the Company sold 15,000,000 previously unissued shares of its common stock to Jonathan B. Lassers for $150,000 in cash. As part of the transaction, Mr. Lassers also acquired transferable warrants to purchase up to an additional 70,000,000 shares of the Company s common stock exercisable until December 31, 1997 at $0.01 a share. As a result of the purchase, Mr. Lassers owns approximately 55% of the total outstanding common stock. If all the warrants are exercised, his beneficial ownership would increase to approximately 87.4%. Because of this purchase, a change in control of the Company was effected. Substantially all members of the Company s prior management have resigned as directors and officers.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers as of the date of this report are as follows:

    Name                    Age   Position
---------------             ---   --------------------
Jonathan B. Lassers (*)     30    Director, President and
                                     Chief Executive Officer
Edward Daly (*)             52    Director & Vice President
Annemarie L. Arias (*)      57    Director, Secretary & Treasurer
Robert S. Friedenberg       59    Director

-----------------------------------
(*)  - Elected as Directors and Officers as of May 8, 1995.

     Jonathan B. Lassers, a private investor acquired a controlling interest in Seahawk Capital Corporation in May 1995 and was elected President and Chief Executive Officer at that time. Mr. Lassers is occupied primarily with the interests of Seahawk Capital Corporation. Since 1987 he has worked on start ups and restructuring with companies in the health care, real estate and food service industries.

     Edward Daly, has been a director of SRC Food Group Limited since December 1993 as well as serving as managing director of Scotcoast Limited. He has been a director of SRC Limited, a Scarborough, UK based food and food processing consultancy business advising vegetable processing companies throughout the worked since 1990. Prior to his jointing SRC Limited, he worked with McCain Foods (GB) Limited as a management accountant.

     Annamarie L. Arias is a qualified paralegal and has worked within the legal profession on an international basis for more than five years. Currently, she devotes part of her time as Secretary and Treasurer of Seahawk Capital Corporation.

     Robert S. Friedenberg founded the Company in 1979 and was principally occupied as its Chief Executive Officer from 1979 until his resignation as an executive officer in February 1993. He has served as a director of the Company since 1979. He has a Bachelor of Science degree in geology from Franklin & Marshal College in Lancaster, Pennsylvania. He has served as a director of the Company since 1979.

     All directors serve for a term of one year and until their successors are duly elected. Officers serve at the discretion of the Board of Directors.

     The Board of Directors held two meetings during the year ended December 31, 1994. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors. Actions by the Board of Directors other than at such meetings were held by unanimous written consent. There are currently no committees of the Board of Directors. There are no family relationships between any of the Company's current directors and executive officers, except that Annamarie L. Arias is Jonathan Lassers aunt.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE
ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's equity securities file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and are required by law to provide copies of such filings to the Company. The Company has an internal reporting program, through monthly questionnaires, of monitoring changes in beneficial ownership of its securities held by officers, directors and known 10% beneficial owners which was in effect from 1992 until October 1994 and has subsequently been reactivated in July 1995. Based solely upon a review of the copies of reports furnished to the Company as a result of its internal program, copies of filings with the Securities and

Exchange Commission provided to the Company by its officers, directors and 10% beneficial owners, and information involving securities transactions to which the Company was a party, the Company believes that Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with as of December 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION

     There were no executive officers of the Company or any of its subsidiaries whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 1994, 1993 or 1992.

STOCK OPTIONS

     There were no executive officers of the Company or any of its subsidiaries who received or exercised stock options, stock appreciation rights or other stock awards from the Company during the last fiscal year ended December 31, 1994.

     All options granted by the Company held by executive officers and directors of the Company at December 31, 1994 were returned to the Company and canceled as of May 8, 1995. No options were granted or were exercised during the year ended December 31, 1994 or subsequently. Other than the Company's Incentive Stock Option Plan, the Company does not have any other compensation plans involving stock appreciation rights or long-term incentive plans or deferred pension or profit-sharing plans.

COMPENSATION OF DIRECTORS AND EMPLOYMENT AGREEMENTS

     Each Director is paid $500 per meeting attended for his services as a director. As indicated above, stock options received by certain directors granted in 1992 were returned to the Company and canceled as of May 8, 1995. The Company's Bylaws permit compensation of directors, and the Board reserves the right to change its policy as to compensation of directors from time to time.

     The Company has no employment agreements with any of its executive officers.

STOCK OPTION PLAN

     The Company had provided a long-term incentive tied to performance of its common stock through its 1992 Stock Option Plan (the "Plan"). All options granted by the Company under this Plan held by executive officers and directors of the Company at

December 31, 1994 were returned to the Company and canceled as of May 8, 1995. At December 31, 1994, there were options outstanding to purchase 425,000 shares of the Company's common stock at an average price of $0.10 a share of which 375,000 options were held by four executive officers or directors of the Company. None of the options granted under the Plan were exercised and all outstanding options were canceled in May 1995.

EXERCISE OF OPTION GRANTED BY SUBSIDIARY

     On January 4, 1994, John C. Fitton, a director of the Company, exercised an option to purchase 1,000,000 shares of Seahawk Overseas Development Corporation ("Overseas"), an oil and gas subsidiary in which Mr. Fitton serves as President, at an option price of $0.005 a share ($5,000 total). Before exercise of the option, Mr. Fitton owned 53,835 shares of Overseas common stock; after giving effect to the option exercised, the percentage of ownership represented by 6,440,000 shares owned by the Company in Overseas was reduced from 83% to 73.4% and Mr. Fitton s ownership increased to 12%. As more fully discussed in Items 1 and 8 of this Report, Mr. Fitton purchased the Company's Overseas common shares in exchange for the Company's common stock held by Mr. Fitton as of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as to shares of the Company's common stock owned by (I) each person known by management to beneficially own more than 5% of the Company s outstanding common stock, (ii) each of the Company s directors, and (iii) all executive officers and directors of the Company as a group as of December 31, 1995:

                                            Shares Beneficially
                                                  Owned(2)
                                          ----------------------
Name or Group(1)                            Amount           %
----------------                            ------          ---
Directors:
   Jonathan B. Lassers (3)............    85,000,000        87.4%
     1010 Kings Highway South
     Suite 1-D
     Cherry Hill, NJ 08034-5074
   Robert S. Friedenberg (4)..........     1,348,491         1.4%
     30 Southpoint Drive
     Sugarloaf Key, FL 33044
   All directors and executive
     officers as a group [4 in
     number](5).......................    86,348,491        88.8%


-------------------------------
(1) To the best knowledge of the Company's management the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to the information contained in the footnotes to this table.
(2) Common stock includes, where applicable, shares beneficially owned and shares issuable upon exercise of Class A common stock purchase warrants ("Class A Warrants") that were fully exercisable or exercisable within a period of 60 days from the date of this Report.
     Percentages in the table are based upon 27,280,646 shares of common stock outstanding (after giving effect to the issuance of 15,000,000 shares directly owned by Mr. Lassers) plus 70,000,000 shares issuable upon exercise of Class A Warrants.
(3) Common stock includes 15,000,000 shares directly owned by Mr. Lassers plus 70,000,000 shares issuable upon exercise of Class A Warrants that were fully exercisable as of the date of this Report.
(4) Common stock includes 1,273,491 shares directly owned by Mr. Friedenberg plus 75,000 shares owned by a family corporation in which Mr. Friedenberg has a 20% equity interest.
(5)  Includes shares described in Notes 3 and 4 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As more fully discussed in Item 1 of this Report and Note 2 to the financial statements (Item 8 of this Report), the Company disposed of its 73.4% interest in Seahawk Overseas Development Corporation to John C. Fitton, a former director of the Company, in exchange for shares of the Company's common stock held by him.

     Reference is made to Item 1 of this Report for a discussion of the purchase of a controlling interest in the Company by Jonathan B. Lassers in May 1995. Following that transaction, Mr. Lassers was elected an executive officer and director of the Company.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)   Documents filed as part of this Report.

1. Financial Statements - see Index to Financial Statements included in Item 8 of this Report.

2. Financial Statement Schedules - All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

(b)   Exhibits.

* Indicates exhibits filed herewith. All other exhibits are incorporated by reference to prior filings.

## Denotes management contract or compensation plan or arrangement.

Exhibit
Number     Description
   3.1.1   Certificate of Incorporation of the Registrant as
           filed with the Secretary of State of New Jersey on
           August 7, 1979 (incorporated by reference to Exhibit
           3.1.1 filed with Registrant's Report on Form 10-K for
           the Year ended December 31, 1991).

   3.1.2 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on May 19, 1980 (incorporated by reference to Exhibit 3.1.2 filed with Registrant's
           Report on Form 10-K for the Year ended December 31,
           1991).

   3.1.3 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey in April 1981 (incorporated by reference to Exhibit 3.1.3 filed with Registrant's
           Report on Form 10-K for the Year ended December 31,
           1991).

   3.1.4 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on April 24, 1986 (incorporated by reference to Exhibit 3.1.4 filed with Registrant's
           Report on Form 10-K for the Year ended December 31,
           1991).

   3.1.5 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on July 15, 1988 (incorporated by reference to Exhibit 3.1.5 filed with Registrant's
           Report on Form 10-K for the Year ended December 31,
           1991).


Exhibit
Number     Description
   3.1.6   Certificate of Amendment to Registrant's Certificate
           of Incorporation, as filed with the Secretary of
           State of New Jersey on November 28, 1989
           (incorporated by reference to Exhibit 3.1.6 filed
           with Registrant's Report on Form 10-K for the Year
           ended December 31, 1991).

*  3.1.7   Certificate of Amendment to Registrant's Certificate
           of Incorporation, as filed with the Secretary of
           State of New Jersey on August 15, 1994.

   3.2.1   ByLaws of the Registrant adopted August 7, 1979
           (incorporated by reference to Exhibit 3.2.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

   3.2.2   Amendments adopted March 8, 1982 to ByLaws of the
           Registrant (incorporated by reference to Exhibit
           3.2.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

   4.1 Form of certificate evidencing shares of Registrant's common stock (incorporated by reference to Exhibit
           4.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

## 10.1 Stock Option Agreement dated January 4, 1989, as amended August 27, 1991, between Seahawk Overseas
           Exploration Corporation and John C. Fitton
           (incorporated by reference to Exhibit 10.1 filed with Registrant's Report on Form 10-K for the Year ended
           December 31, 1991).

## 10.2    Release and Severance Agreement dated  February 12,
           1993 between Seahawk Capital Corporation and Robert
           S. Friedenberg (incorporated by reference to Exhibit
           10.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1992).

## 10.3 Registrant's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with Registrant's
           Report on Form 10-K for the Year ended December 31,
           1993).

   10.4    Agreement dated February 24, 1995 between the
           Registrant and Jonathan B. Lassers as to the purchase of common stock (incorporated by reference to Exhibit
           10.1 filed with Registrant's Report on Form 8-K dated as of May 8, 1995).



Exhibit
Number     Description
   10.5    Amendment Agreement dated May 1, 1995 between the
           Registrant and Jonathan B. Lassers as to the purchase
           of common stock and common stock purchase warrants
           (incorporated by reference to Exhibit 10.2 filed with
           Registrant's Report on Form 8-K dated as of May 8,
           1995).

   10.6    Class A Common Stock Purchase Warrants issued by the
           Registrant covering 70 million shares of common stock exercisable until December 31, 1997 at $0.01 per share (incorporated by reference to Exhibit 10.3 filed with Registrant's Report on Form 8-K dated as of May 8, 1995).

   10.7    Stock Exchange Agreement dated as of December 31,
           1994 among the Registrant, John C. Fitton and Seahawk
           Overseas Exploration Corporation (incorporated by reference to Exhibit 10.4 filed with Registrant's
           Report on Form 8-K dated as of May 8, 1995).

   10.8    Stock Purchase Agreement dated March 1, 1993 among
           Seahawk Foods International, Inc., Scotcoast Limited,
           Coastal Foods Financial, Systems Research
           Consultants, Ltd. and Gordon & Innes Ltd.
           (incorporated by reference to Exhibit 10.5 filed with Registrant's Report on Form 10-K for the Year ended
           December 31, 1992).

   10.9    Agreement dated November 20, 1992 among Coastal Foods
           Financial, Macrocom (212) Limited [former name of
           Scotcoast Limited] and Claymore Group Limited
           (incorporated by reference to Exhibit 10.5(A) filed with Registrant's Report on Form 10-K for the Year ended December 31, 1992).

   10.10   First Amendment dated March 1, 1993 among Coastal
           Foods Financial and Scotcoast Limited (incorporated by reference to Exhibit 10.5(B) filed with Registrant's Report on Form 10-K for the Year ended
           December 31, 1992).

   10.11 Memorandum of Association of SRC Food Group Limited as amended by Special Resolution passed on December
           15, 1993  (incorporated by reference to Exhibit
           10.13.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1993).






Exhibit
Number     Description

   10.12 New Articles of Association of SRC Food Group Limited as adopted by Special Resolution passed on December
           15, 1993  (incorporated by reference to Exhibit
           10.13.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1993).

   10.13 Co-operation Agreement dated December 15, 1993 between Seahawk Foods International Inc. and System
           Research Consultants Limited relating to SRC Food
           Group Limited  (incorporated by reference to Exhibit
           10.13.3 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1993).

*  21      Subsidiaries of the Registrant.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Acto of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 15, 1996

                    SEAHAWK CAPITAL CORPORATION
                          (Registrant)

                      By: /s/ Jonathan B. Lassers
                          -------------------------
                          Jonathan B. Lassers,
                             President, Principal
                                Executive Officer and
                                Principal Financial Officer

                      By: /s/ Annemarie L. Arias
                          --------------------------
                          Annemarie L. Arias,
                             Secretary-Treasurer
                                Principal Accounting Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                CAPACITY                                DATE
---------                --------                                ----
/s/ Jonathan B. Lassers                                   February 15, 1996
-----------------------
Jonathan B. Lassers      Director
                         Principal Executive Officer
                         Principal Financial Officer

/s/ Annemarie L. Arias                                    February 15, 1996
-----------------------
Annemarie L. Arias       Director
                         Principal Accounting Officer

/s/ Robert S. Friedenberg                                 February 15, 1996
-------------------------
Robert S. Friedenberg    Director