Form 10QSB
period 1995-03-31
SEAHAWK CAPITAL CORP
filed 1996-02-21
CIK 317788

----------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    March 31, 1995.

                  Commission File No. 0-10039

                        SEAHAWK CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter

   New Jersey                                   22-2267656
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

1010 Kings Highway South, Suite 1-D
     Cherry Hill, New Jersey                    08034-5074
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant telephone number, including area code: (609) 428-3845

                       (Not applicable)
----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]       NO  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, no par value, outstanding as of December 31, 1995:
27,281,302 shares.

Transitional Small Business Disclosure Format (check one):
YES  [ ]       NO  [X]
----------------------------------------------------------------

                        SEAHAWK CAPITAL CORPORATION
                                FORM 10-QSB

                                   INDEX

                                                            Page
                                                            -----

PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at March 31, 1995
          And December 31, 1994 ..........................   3

     Consolidated Statements of Operations
          for the three month periods ended
          March 31, 1995 and 1994 ........................   4

     Consolidated Statement of Shareholders  Equity for
          the three month period ended March 31, 1995 ....   5

     Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1995
          and 1994 .......................................   6

     Notes to Consolidated Financial Statements ..........   7

Item 2.   Management s Discussion and Analysis of
          Financial Condition and Results of
          Operations .....................................   9

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...............  10

SIGNATURES ...............................................  10

/TABLE

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        SEAHAWK CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                      March 31,   December 31,
                                          1995          1994
                                      ---------    ----------
ASSETS
Current assets:
  Cash and cash equivalents .......  $    8,864    $   17,250
  Receivables .....................       4,997         3,451
  Investment in Extruco, Limited ..      56,897
                                      ---------     ---------
  Total current assets ............      70,758        20,701

Other assets ......................                    54,990
                                      ---------     ---------
                                     $   70,758    $   75,691
                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
  Accounts payable
  and accrued liabilities .........  $   36,345    $   20,636
                                      ---------     ---------

Commitments and contingencies

Stockholders  equity:
  Common stock, no par value,
     100,000,000 shares authorized;
     Issued - 13,137,082 shares
     (including 855,780 shares
     in treasury ..................  12,701,325    12,701,325
  Translation adjustment ..........         457        (1,076)
  Deficit ......................... (12,667,369)  (12,645,194)
                                     ----------    ----------
     Total stockholders' equity....      34,413        55,055
                                     ----------    ----------
                                     $   70,758    $   75,691
                                     ==========    ==========


              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended March 31, 1995 and 1994
                                (Unaudited)

                                       1995                1994
                                     -------            --------
Revenues:
  Sales to customers .............                     $ 351,644
  Commission and fees ............                        39,263
  Interest and other .............  $    194                 776
                                      ------             -------
                                         194             391,683
                                      ------             -------
Costs and expenses:
  Cost of sales ..................                       260,242
  General and administrative .....    22,369             211,597
  Depreciation ...................                         2,728
  Interest .......................                         2,462
                                      ------             -------
                                      22,369             477,029
                                      ------             --------
Loss from Continuing Operations ..   (22,175)            (85,346)

Discontinued operations ..........                         3,069
                                      ------             -------
Net Loss .........................  $(22,175)          $ (82,277)
                                      ======             =======

Net loss per common and
  common equivalent share:

  Loss from continuing operations.    $(0.00)             $(0.01)
                                       =====               =====

  Net loss .......................    $(0.00)             $(0.01)
                                       =====               =====






              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1995
                                (Unaudited)

                       Common Stock                     Cumulative
                 -----------------------                Translation
                   Shares       Amount     (Deficit)    Adjustment   Total
                 ----------  -----------  ------------   --------  ---------

Balance,
 December
 31, 1994 .....  12,281,302  $12,701,325  $(12,645,194)  $(1,076)  $  55,055

Cumulative
 translation
 adjustment....                                            1,533       1,533

Net loss
 for three
 months ended
 March 31, 1995                                (22,175)              (22,175)

                 ----------  -----------  ------------   -------   ---------
Balance,
 March 31,
 1995 .........  12,281,302  $12,701,325  $(12,667,369)  $   457   $  34,413
                 ==========  ===========  ============   =======   =========




              See accompanying notes to financial statements

                     SEAHAWK CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 1995 and 1994
                               (Unaudited)


                                          1995           1994
                                          ----           ----
OPERATING ACTIVITIES
Net loss ..........................  $  (22,175)     $ (82,277)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Depreciation .................                      2,728
     Changes in assets and
        liabilities ...............      13,778       (110,740)
                                        -------       --------

Net cash used by
  operating activities ............      (8,397)      (190,289)
                                        -------       --------

INVESTING ACTIVITIES -
  Capital expenditures ............                     51,140
                                                      --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH .................          11
                                        -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS ................     ( 8,386)      (139,149)

CASH AND CASH EQUIVALENTS:
At beginning of period ............      17,250        466,607
                                        -------       --------
At end of period ..................    $  8,864      $ 327,458
                                        =======       ========



              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)


1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Seahawk Capital Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements of Seahawk Capital Corporation at March 31, 1995 and 1994 and for the three month periods then ended are unaudited but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company s financial condition and results of operations in accordance with generally accepted accounting principles. These financial statements do no include all the disclosures associated with the Company s annual financial statements and accordingly should be read in conjunction with such statements. The information for the three month period ended March 31, 1995 is not necessarily indicative of the operating results for the entire year.

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1994.

     Loss per share calculations are based upon 12,281,302 shares in 1995 and 13,137,082 shares in 1994, based upon the weighted average number of common and common equivalent shares outstanding during the periods.


2.    INVESTMENTS IN SUBSIDIARY COMPANIES

     Effective December 31, 1994, the Company transferred its approximately 73% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton (a Director of the Company) in exchange for 855,780 shares of the Company's common stock.

     Summarized results of Overseas included in the accompanying statement of operations as discontinued operations for the three months ended March 31, 1994 are as follows:

     Revenues, principally commissions and fees ...  $ 27,110
     Expenses, principally general and
            administrative .........................   24,041
                                                       ------
     Income ........................................ $  3,069
                                                       ======

     Due to continued losses from Scotcoast, Limited ("Scotcoast") operations, the Company and SRC Foods Group, Limited, ("SRCF") elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994.

     SRCF also has an equity investment in Extruco, Limited and PEICO Limited, which companies were to utilize certain rights and processes of SRCF. Due to a disagreement with Extruco, Limited s shareholders, SRCF's 33.3% interest was disposed of in August 1995 at a loss of approximately $5,000. Because PEICO, Limited has not to date been able to obtain the financing needed to begin operations, this investment was written off in the second quarter of 1994.

     Foreign operations in 1994, principally Scotcoast, Limited, included in the accompanying consolidated financial statements are as follows:

                                       1995         1994
                                     ------       ------
         Revenues                  $    194    $ 391,644
         Expenses                    11,002      430,654
         Loss from continuing
             operations             (10,809)     (39,010)
         Total assets                62,078      971,471

3.    SUBSEQUENT EVENTS

     On May 8, 1995, the Company sold 15,000,000 previously unissued shares of its common stock to Jonathan B. Lassers for $150,000 in cash. As part of the transaction, Mr. Lassers also acquired transferable warrants to purchase up to an additional 70,000,000 shares of the Company s common stock exercisable until December 31, 1997 at $0.01 a share. As a result of the purchase, Mr. Lassers owns approximately 55% of the total outstanding common stock. If all the warrants are exercised, his beneficial ownership would increase to approximately 87.4%. Because of this purchase, a change in control of the Company was effected. Substantially all members of the Company's prior management have resigned as directors and officers.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     As indicated in Note 3 to the consolidated financial statements in Item 1 of this Report, the Company has new management. The following management's discussion is based on the new managements understanding of the financial condition and the results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company has a stockholders' equity of $34,413. The Company has incurred net losses in most of the past 10 years. After the transfer of Overseas and write-off of its investment in Scotcoast in the second quarter of 1994, the Company s only operations are related to SRCF, which is not significant in amount, and its 50% interest in PEICO, Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995. (See Note 1 to the consolidated financial statements under Item 1 of this Report for a fuller discussion.)

     As discussed in Note 3 to the consolidated financial statements under Item 1 of this Report, in May 1995, the Company sold 15,000,000 previously unissued shares of its common stock for $150,000 in cash.

     Because of the above mentioned net losses, the Company's cash flows from operating activities have been negative. Until such time additional operating businesses are acquired and operate profitably, the Company s operations are being financed with the remaining cash and the proceeds from the sale of common stock in May 1995. The Company is exploring various financing options in connection with the acquisition of companies in the food processing industry.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 VS. 1994

     The Company generated consolidated revenues of $194 in the 1995 period compared to revenues of $391,683 during the same period of 1994. This decrease of $391,489 is due primarily to the revenues generated by Scotcoast included in the first quarter of 1994. Scotcoast had no operations in the first quarter of 1995. Also there were no commission and fees generated by SRCF in the first quarter of 1995.

     Total expenses for the 1995 period of $22,369 were $454,660 less than the same period in 1994. This decrease is primarily due to the cessation of the Scotcoast operations. (See Note 2 to the financial statements in Item 1 of this Report.)

                  PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Exhibit   Description
 -------   ------------

   27      Article 5 Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
March 31, 1995.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 1996

                SEAHAWK CAPITAL CORPORATION
                 (Registrant)

                By: /s/  JONATHAN B. LASSERS
                    ------------------------
                Jonathan B. Lassers,
                  President, Principal Executive Officer
                  and Principal Financial Officer

                By: /s/  ANNAMARIE L. ARIAS
                    ----------------------------
                Annamarie L. Arias,
                  Secretary-Treasurer and
                  Principal Accounting Officer