Form 10QSB
period 1995-06-30
SEAHAWK CAPITAL CORP
filed 1996-02-21
CIK 317788

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

For the Quarterly Period Ended:    June 30, 1995.

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

                        SEAHAWK CAPITAL CORPORATION
                                FORM 10-QSB

                                   INDEX

                                                            Page
                                                            -----

PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at June 30, 1995
          And December 31, 1994 ..........................   3

     Consolidated Statements of Operations
          for the three month and six month periods
          ended June 30, 1995 and 1994 ...................   4

     Consolidated Statement of Shareholders' Equity for
          the six month period ended June 30, 1995 .......   5

     Consolidated Statements of Cash Flows
          for the three month and six month periods
          ended June 30, 1995 and 1994 ...................   6

     Notes to Consolidated Financial Statements ..........   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .....................................   9

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...............  10

SIGNATURES ...............................................  11

/TABLE

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        SEAHAWK CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                       June 30,   December 31,
                                          1995          1994
                                     ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents .......  $   46,946    $   17,250
  Receivables .....................       6,392         3,451
  Investment in Extruco, Limited ..      56,114
                                      ---------     ---------
  Total current assets ............     109,452        20,701

Other assets ......................                    54,990
                                      ---------     ---------
                                     $  109,452    $   75,691
                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
  Accounts payable
  and accrued liabilities .........  $   55,005    $   20,636
                                      ---------     ---------

Commitments and contingencies

Stockholders  equity:
  Common stock, no par value,
    100,000,000 shares authorized;
    Issued - 1995 - 28,137,082
    shares;  1994 - 13,137,082
    shares (including 855,780
    shares in treasury in
    both periods) .................  12,851,325    12,701,325
  Translation adjustment ..........         (31)       (1,076)
  Deficit ......................... (12,796,847)  (12,645,194)
                                     ----------    ----------
     Total stockholders' equity....      54,447        55,055
                                     ----------    ----------
                                     $  109,452    $   75,691
                                     ==========    ==========

              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                     Three Months Ending         Six Months Ending
                                           June 30,                    June 30,
                                 -----------------------    -----------------------
                                       1995         1994         1995          1994
                                       ----         ----         ----          ----
Revenues:
  Sales to customers ..........                                           $ 351,644
  Commission and fees .........                $  15,398                     54,661
  Other .......................                    1,302    $     194         2,078
                                                 -------     --------      --------
                                                  16,700          194       408,383
                                                 -------     --------      --------
Costs and expenses:
  Cost of sales ...............                                              260,242
  General and administrative ..   $ 129,478        1,686      151,847       213,283
  Loss on investments .........                  309,808                    309,308
  Depreciation ................                                               2,728
  Other .......................                                               2,462
                                   --------      -------     --------      --------
                                    129,478      311,494      151,847       788,523
                                   --------      -------     --------      --------
Loss from Continuing Operations    (129,478)    (294,794)    (151,653)     (380,140)

Discontinued operations .......                  (23,290)                   (20,221)
                                   --------     --------     --------      --------
Net Loss ......................   $(129,478)   $(318,084)   $(151,653)    $(400,361)
                                   ========     ========     ========      ========

Net loss per common and
  common equivalent share:

  Loss from continuing
    operations ................      $(0.01)      $(0.00)      $(0.01)       $(0.01)
                                      =====        =====        =====         =====

  Net loss ....................      $(0.01)      $(0.00)      $(0.01)       $(0.01)
                                      =====        =====        =====         =====

  Weighted average shares .....  21,017,566   13,137,082   16,673,567    13,137,082
                                 ==========   ==========   ==========    ==========



              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Six Months Ended June 30, 1995
                                (Unaudited)

                       Common Stock                    Cumulative
                 -----------------------               Translation
                   Shares       Amount     (Deficit)   Adjustment   Total
                 ----------  -----------  ------------   -------- ---------

Balance,
 December
 31, 1994 ....   12,281,302  $12,701,325  $(12,645,194)  $(1,076)  $ 55,055

Sale of
 common
 stock .......   15,000,000      150,000                            150,000

Cumulative
 translation
 adjustment ..                                             1,045      1,045

Net loss
 for six
 months ended
 June 30, 1995                                (151,653)            (151,653)

                 ----------  -----------  ------------   -------   --------
Balance,
 June 30,
 1995 ........   27,281,302  $12,851,325  $(12,796,847)  $   (31)  $ 54,447
                 ==========  ===========  ============   =======   ========



              See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Month Periods Ended June 30, 1995 and 1994
                                (Unaudited)

                                      Six Months Ended June 30,
                                      ------------------------
                                          1995           1994
                                      ---------      ---------

OPERATING ACTIVITIES
Net loss ..........................  $ (151,653)    $ (400,361)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Loss on investments ..........                    308,966
     Depreciation .................                      2,690
     Changes in assets and
        liabilities ...............      31,340        (97,986)
                                       --------       --------
Net cash used by
  operating activities ............    (120,313)      (186,691)
                                       --------       --------

INVESTING ACTIVITIES - Other ......                     (1,479)
                                                      --------

FINANCING ACTIVITIES:
   Sale of common stock ...........     150,000
   Minority investment in
      subsidiary ..................                      5,000
                                       --------       --------
Net cash provided by (used in)
  financing activities ............     150,000          5,000
                                       --------       --------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH .................           9          3,344
                                       --------       --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ............      29,696       (179,826)

CASH AND CASH EQUIVALENTS:
At beginning of period ............      17,250        466,607
                                        -------       --------
At end of period ..................    $ 46,946      $ 286,781
                                        =======       ========


              See accompanying notes to financial statements

                     SEAHAWK CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995
                            (Unaudited)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Seahawk Capital Corporation (the Company ) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements of Seahawk Capital Corporation at June 30, 1995 and 1994 and for the three month and six month periods then ended are unaudited but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company s financial condition and results of operations in accordance with generally accepted accounting principles. These financial statements do not include all the disclosures associated with the Company s annual financial statements and accordingly should be read in conjunction with such statements. The information for the interim three month and six month periods ended June 30, 1995 is not necessarily indicative of the operating results for the entire year.

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1994.

     Loss per share calculations are based upon the weighted average number of common and common equivalent shares outstanding during the periods. Outstanding warrants (see Note 3) are not included because they are anti-dilutive.


2.   INVESTMENTS IN SUBSIDIARY COMPANIES

     Effective December 31, 1994, the Company transferred its approximately 73% interest in Seahawk Overseas Exploration Corporation ( Overseas ) to John C. Fitton (a Director of the Company) in exchange for 855,780 shares of the Company s common stock.

     Summarized results of Overseas included in the accompanying statement of operations as discontinued operations for the three months and six months ended June 30, 1994 are as follows:

                                   Period ended June 30, 1994
                                   --------------------------
                                      3 months    6 months
                                      --------    --------
   Revenues, principally
     commissions and fees .........   $  6,450    $ 33,560
   Expenses, principally
     general and administrative ...     29,740      53,781
                                       -------     -------
   Loss ...........................   $(23,290)   $(20,221)
                                       =======     =======

     Due to continued losses from Scotcoast, Limited
( Scotcoast ) operations, the Company and SRC Foods Group, Limited, ( SRCF ) elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994.

     SRCF also has an equity investment in Extruco, Limited and PEICO Limited which companies were to utilize certain rights and processes of SRCF. Due to a disagreement with Extruco, Limited s shareholders, SRCF s 33.3% interest was disposed of in August 1995 at a loss of approximately $5,000. Because PEICO, Limited has not to date been able to obtain the financing needed to begin operations, this investment was written off in the second quarter of 1994.

     Foreign operations, in 1994, principally Scotcoast, Limited, included in the accompanying consolidated financial statements are as follows:

                                       1995         1994
                                     -------      -------
       Revenues ................    $    194    $ 408,251
       Expenses ................                  778,660
       Loss from continuing
         operations ............     (36,887)    (370,409)
       Total assets ............      62,555      259,448

3.   COMMON STOCK

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company has a stockholders equity of $54,447. The Company has incurred net losses in most of the past 10 years. After the transfer of Overseas and write-off of its investment in Scotcoast in the second quarter, the Company s only operations are related to SRCF, which is not significant in amount, and its 50% interest in PEICO, Limited which was written off and 33.3% interest in Extruco, Limited which was disposed of in August 1995. (See Note 2 to the consolidated financial statements under Item 1 of this Report for a fuller discussion.)

     As discussed in Note 3 to the consolidated financial statements under Item 1 of this Report, in May 1995, the Company sold 15,000,000 previously unissued shares of its common stock for $150,000 in cash.

     Because of the above mentioned net losses, the Company s cash flows from operating activities have been negative. Until such time additional operating businesses are acquired and operate profitably, the Company s operations are being financed with the remaining cash and the proceeds from the sale of common stock in May 1995 and the proceeds from the sale the Company s interest in Extruco in August 1995. The Company is exploring various financing options in connection with the acquisition of companies in the food processing industry.

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

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1995 VS. 1994

     The Company generated consolidated revenues of $194 in the 1995 period compared to revenues of $408,189 during the same period of 1994. This decrease of $408,189 is due primarily to the revenues generated by Scotcoast are included only in 1994. Commission and fees decreased $54,661 in 1995 over the same period of 1994 mainly due to the services provided by SRCF during the 1994 period. SRCF had no commissions or fees in 1995.

     Total expenses for the 1995 period of $151,847 were $636,676 less than the same period in 1994. This decrease is primarily due (1) the decline in cost of sales of $260,242; (2) the decline in general and administrative expenses of $121,893 relating to the above discussed decrease in sales revenue of Scotcoast; and,
(3) the $309,808 charge in the second quarter of 1994 relating to the loss on Scotcoast and PEICO Limited and the write-down of Extruco, Limited to amount realized in 1995 from its disposal. These declines were offset by an increase in Seahawk s general and administrative expense of approximately $50,000 for expenses relative to the change in control and the preparation of a sales presentation to market the Company in the food processing industry.

     THREE MONTHS ENDED JUNE 30, 1995 VS. 1994

     The Company had no revenues in the three months ended June
30, 1995 due to the cessation of Scotcoast s business and SRCF having no commission and fee income. The revenues in the comparable 1994 period were primarily those of SRCF.

     The expenses for the three month period declined $182,016 to $129,478 in 1995. This decline was primarily due to the aforementioned $309,808 loss on the write down of the investment in the three months ended June 30, 1994 offset by an increase in general and administrative expenses. The increase resulted primarily from the increase in expenses related to the change in control and sales presentation previously discussed and, in 1994, the minority interest in the losses of SRCF.


                  PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Exhibit   Description
 -------   ------------
   11      Statement re: computation of per share earnings

   27      Article 5 Financial Data Schedule

(b) Reports on Form 8-K.

     A Report on Form 8-K was filed on May 8, 1995 relating to the change in control of the Registrant.


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