Form 10QSB
period 1996-03-31
SEAHAWK CAPITAL CORP
filed 1996-06-14
CIK 317788

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-QSB


         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission file number   0-10039


                       DYNAMICWEB ENTERPRISES, INC.
              (Name of small business issuer in its charter)


         New Jersey                                       22-2267658
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                      1033 Route 46 East, Suite A-102
                         Clifton, New Jersey 07013
                 (address of principal executive offices)

                  Issuer's telephone number: 201-777-7666

                        SEAHAWK CAPITAL CORPORATION
                    1010 Kings Highway South, Suite 1-D
                       Cherry Hill, New Jersey 08034
                         (Former Name and Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No


The number of shares outstanding of each of the Registrant's common stock, par
value $.0001, as of March 31, 1996:    6,155,000 Shares

Transitional Small Business Disclosure Format (check one): Yes     No  X

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DYNAMICWEB ENTERPRISES, INC.
                    (FORMERLY SEAHAWK CAPITAL CORPORATION)
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31,1996
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash                                        $  32,257
  Accounts receivable, less allowance for
    doubtful accounts of $400                    27,264
                                                -------
     TOTAL CURRENT ASSETS                        59,521

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $2,380                         19,557

PATENTS AND TRADEMARKS, less accumulated
  amortization of $442                           14,576
                                                -------
                                              $  93,654
                                                =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities    $  27,084
  Due to affiliate                               21,064
                                                -------
   TOTAL CURRENT LIABILITIES                     48,148
                                                -------
STOCKHOLDERS EQUITY:
  Common stock, $. 0001 par value;
    authorized 50,000,000 shares; issued
    and outstanding 6,155,000 shares                616
  Additional paid-in capital                    162,749
  Accumulated deficit                          (117,859)
                                                -------
   TOTAL STOCKHOLDERS' EQUITY                    45,506
                                                -------
                                              $  93,654
                                                =======

See notes to financial statements

                           DYNAMICWEB ENTERPRISES, INC.
                     (FORMERLY SEAHAWK CAPITAL CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 February 1,
                                                                    1995
                             Three Months         Six Months  (Inception to)
                             Ended March         Ended March      March 31,
                              31, 1996             31, 1996         1995

SALES                          $35,011             $60,529             $0
                              --------            --------          --------

COST AND EXPENSES:
    Cost of sales               18,128               27,164
    Selling, general and
      administrative            87,711              112,724            5,414
    Research & Development       3,375                6,375            2,000
    Depreciation and
      amortization               1,318                2,165
                              --------             --------         --------
TOTAL COSTS & EXPENSES         110,532              148,428            7,414
                              --------             --------         --------
LOSS BEFORE INCOME
    TAX BENEFIT                (75,521)             (87,899)         (7,414)
INCOME TAX BENEFIT                                                    1,700
                              ---------            ---------        --------
NET LOSS                      $(75,521)            $(87,899)        $(5,714)
                              =========            =========        =======
NET LOSS PER SHARE            $  (0.01)            $  (0.01)        $   0.00
                              =========            =========       =======


WEIGHTED AVERAGE
  SHARE OUTSTANDING          6,155,000              6,115,000      6,115,000
                             =========              =========    ========

NOTE: The comparable three months and six months period of the preceding fiscal year are identical as the Company commenced activities on February 1, 1995 (date of inception) and were in business for only two months at March 31, 1995

See notes to financial statements

                          DYNAMICWEB ENTERPRISES, INC.
                     (FORMERLY SEAHAWK CAPITAL CORPORATION)
                     CONSOLIDATED STATEMENT OF  CASH  FLOWS
                                    (UNAUDITED)

                                                         February  1,
                                                             1995
                                        Six Months      (Inception) to
                                        Ended March        March 31,
                                          31,1996            1995
                                        -----------      -------------
OPERATING ACTIVITIES:
  Net loss                                 $( 87,899)       $(5,714)
  Adjustments to reconcile net
    Loss to net cash used in
    operating activities - depreciation
      and amortization                         2,165
  Changes in assets and liabilities
    Accounts receivable                     ( 25,894)
    Accounts payable                          27,084
                                              ------          -----
      Net cash used in operating activities ( 84,544)        (5,714)
                                              ------          -----

INVESTING ACTIVITIES:
  Purchases of equipment                    ( 10,671)
  Acquisition of patents and trademarks     ( 14,773)
                                              ------
      Net cash used in investing activities ( 25,444)
                                              ------

FINANCING ACTIVITIES:
  Loans from affiliate                      (  7,839)         5,714
  Issuance of common stock                   150,000
                                             -------          -----
      Net cash provided by financing
        activities                           142,161          5,714
                                             -------          -----

NET INCREASE IN CASH                          32,173              0
Balance, beginning of period                      84              0
                                             -------          -----
Balance, end of period                     $  32,257         $    0
                                             =======          =====

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                $      0         $    0
                                             =======          =====
    Income taxes                            $      0         $    0
                                             =======          =====


See notes to financial statements.

                       DYNAMICWEB ENTERPRISES, INC.
                  (FORMERLY SEAHAWK CAPITAL CORPORATION)
                NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                              MARCH 31,1996
                               (UNAUDITED)

1.  Basis of Presentation

The financial statements include the accounts of DynamicWeb Enterprises, Inc. ("The Company") and its wholly owned subsidiary DynamicWeb
Transaction Systems, Inc. ("DynamicWeb"). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of future operations.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim reporting purposes and, has accordingly been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed on Form 8-K for earliest event reported March 26, 1996.

2.  History

On February 1, 1995 Megascore, Inc. a computer software company, initiated research activities for the purpose of developing software to facilitate the exchange of information and the conducting of electronic commerce over the Internet.

On February 7, 1996 that business and the related net assets were acquired by DynamicWeb in exchange for 2,387,770 common shares which were concurrently distributed pro-rata to Megascore shareholders. Accordingly, DynamicWeb and Megascore became separate entities under common control. The financial statements give retroactive effect to this transaction. DynamicWeb was in the development stage through December 31, 1995.

3.  Acquisition

On March 26, 1996 DynamicWeb was acquired by Seahawk Capital Corporation, a publicly held corporation, DynamicWeb received 93 percent of Seahawk's outstanding common shares (5,723,631 shares) in exchange for all of DynamicWeb's outstanding common shares, For accounting purposes the transaction was treated as a recapitalization of DynamicWeb, with DynamicWeb deemed to be the acquirer. Accordingly, the historical financial statements prior to March 26, 1996 will be those of DynamicWeb after financial statements are issued for a period which includes the date of the acquisition. On May 14, 1996, Seahawk changed it's name to DynamicWeb Enterprises, Inc.

ITEM 2.  PLAN OF OPERATION

On February 1, 1995, Megascore, Inc., a computer software company, initiated research activities to develop software to facilitate the exchange of information and the conducting of electronic commerce over the Internet. On February 7, 1996, that business and the related net assets were acquired by DynamicWeb Transaction Systems, Inc. ("DWEB").

On March 26, 1996, 100% of the stock of DWEB was acquired by Seahawk Capital Corporation, a publicly traded company. The Company's name was changed to DynamicWeb Enterprises, Inc. (the "Company") on May 14, 1996. For accounting purposes, the transaction was treated as a recapitalization of the DWEB with DWEB as the acquirer (reverse acquisition). The ongoing business of the Company will be that of DWEB. As a result, the historical financial statements of DWEB will become the financial statements of the Company. Seahawk had no assets or operations at March 26, 1996.

The Company is engaged in the development and marketing of integrated application software for information exchange and electronic commerce over the Internet. The Company has developed a family of products designed to ease the transition from traditional methods of transacting business to electronic commerce over the Worldwide Web. The Company s proprietary (patent pending) software, trademarked DynamicWeb Search Engine (TM), is designed to efficiently sift through large amounts of information stored in traditional off-line non-Internet files and to make such information suitable for delivery to the mass market consumer via the Internet. The Company s software allows individuals and organizations to execute a wide array of transactions across the Internet, such as buying and selling merchandise and services.

The Company is in the process of a private placement to eventually raise $2 million. This is expected to satisfy operating requirements for the next 12 months. In April 1996, the Company completed financing which provided the Company with $447,750 in exchange for 343,511 shares of the Company s common stock.

To date, the Company's operations have consisted primarily of developing its products. Revenues to date have been primarily from fees for providing Internet connections to their customers. Management s plan of operation for the next twelve months is to expand the marketing of the products which have currently been developed.

During the next twelve months the Company will continue to improve its existing products and continue with the development and marketing of firewall products for providing security over the Internet. Also it intends to continue to develop products that produce seamless integration with EDI. These development activities will be financed through current working capital and future proceeds of private placements.

The Company's current office facilities will not provide adequate space for future operations. The Company will need to purchase or lease larger office space. While the Company is currently exploring possibilities, no plans have been finalized. As the Company grows, it will need to purchase more computer equipment and Internet connectivity.

The Company currently has nine full time employees and one part time employee. The nine full time employees are in the following areas of the Company: Executive - 2; marketing and sales - 2 1/2; research and technical - 3; and, administration - 1 1/2. Along with their executive duties, the 2 executives split their time among the various areas. Additional employees, primarily in research and technical and marketing and sales, will be added as the Company grows.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.14(B) - Amendment to Stock Purchase Agreement

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the quarter ended March 31, 1996. See Report of Form 8-K filed June 13, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                   DYNAMICWEB ENTERPRISES, INC.
                   (formerly known as Seahawk Capital Corporation)



              BY: /S/STEVEN VANECHANOS, JR.
                  ------------------------------
                     STEVEN VANECHANOS, JR.
                     President, Principal Executive Officer and
                     Principal Financial Officer