Form 10KSB
period 1995-12-31
SEAHAWK CAPITAL CORP
filed 1996-06-17
CIK 317788

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-KSB

    Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995.

Commission file number: 0-10039

                         SEAHAWK CAPITAL CORPORATION
      (Name changed as of May 14, 1996 to DynamicWeb Enterprises, Inc.)
                (Name of small business issuer in its Charter)

      New Jersey                                        22-2267658
(State or other jurisdiction                          (IRS Employer
of incorporation)                                Identification Number)

                              1033 Route 46 East
                                 Suite A-102
                          Clifton, New Jersey 07013
                   (Address of Principal Executive Offices)

                     1010 Kings Highway South, Suite 1-D
                        Cherry Hill, New Jersey 08034
               (Former Address of Principal Executive Offices)

                Registrant's Telephone Number:  (201) 777-7666

Securities to be registered under Section 12(b) of the Act:

Title of Each Class                 Name of each exchange on which registered
       None                                          None

Securities to be registered under Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:  X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form, 10-KSB or any
amendment to this Form 10-KSB.     X

State issuer's revenues for its most recent fiscal year:  $193.00

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 15, 1996 was approximately $19,500,000 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

Number of shares of Common Stock outstanding as of May 15, 1996:  6,498,511

Documents Incorporated by Reference - None

Transitional Small Business Disclosure Format (Check One):   Yes       No   X

                                  PART I
ITEM 1.   DESCRIPTION OF BUSINESS

CURRENT BUSINESS DEVELOPMENT MATTERS

On February 29, 1996, the Company declared a stock dividend whereby the shares of common stock in its wholly-owned subsidiary Eurohawk Corporation ("Eurohawk") were distributed to the Company's common shareholders. Eurohawk, which has no operations of its own, owns all the outstanding shares of Seahawk Foods International, Inc. ("Seahawk Foods", which, in turn, owns all the outstanding shares of SRC Foods Limited ("SRCF"). The Company's only remaining operations, which are not significant, are in SRCF.

On March 5, 1996, the Company effectuated a 100 for one reserve stock split. Also, as more fully discussed under Business Development and Description of Business below, on March 26, 1996, the Company purchased all of the common stock of DynamicWeb Transaction Systems, Inc. ("DYN") in exchange for 6,155,000 shares of the Company's post-split common stock, and on May 14, 1996 changed the name of the Company to DynamicWeb Enterprises, Inc.

Subsequent to the Eurohawk dividend and at the time of the DYN transaction, the Company had minimal assets and liabilities. The ongoing business of the Company is now that of DYN. Consequently, the Company's past operations have no significance in the future of the Company.

BUSINESS DEVELOPMENT AND DESCRIPTION OF BUSINESS

For the period from February 1992 to July 1994, the Company operated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). In July 1994, the Company notified the Securities and Exchange Commission that it withdrew its election to be subject to the Act. The Company has changed the nature of its business to cease to be a BDC. Such change was authorized by the vote of a majority of its outstanding voting securities at the Company's annual meeting of stockholders held on July 15, 1994.

During 1993, the Company elected to concentrate its resources on the activities of SRC Food Group Limited ("SRCF"), a company based in the United Kingdom. The Company owns a 100% interest in SRCF through its wholly-owned subsidiaries Eurohawk and Seahawk Foods. SRCF controls 80.26% of Scotcoast Limited ("Scotcoast"), an operating business that was primarily engaged in production and marketing of frozen potato products through a proprietary processing facility in Glasgow, Scotland. Due to continued losses from Scotcoast's operations, the Company and SRCF elected not to provide further support to Scotcoast and Scotcoast was liquidated. The Company recorded the loss on its investment in Scotcoast in 1994.

As discussed in Note 2 to the financial statements (Item 7 of this Report), effective December 31, 1994, the Company disposed of its 73.4% interest in Seahawk Overseas Exploration Corporation ("Overseas") to John C. Fitton, a former director of the Company in exchange for shares of the Company's common stock held by him. The Company's interest in Overseas has been treated as a discontinued operation in the accompanying consolidated statements of operations.

Other than the Company's ongoing interest in Eurohawk and its subsidiaries and its interest in Overseas disposed of in 1994, the Company's other investments had been written off in 1993.

In the last half of 1994, former management sought an acquisition of assets or a merger with another operating entity in exchange for Company securities in an effort to sustain the Company as a viable entity. However, the Company's former management was unable to locate a suitable transaction for this purpose. As discussed below, in May 1995 the Company issued and sold common stock and common stock purchase warrants representing a controlling interest in the Company for $150,000 in cash; all members of its former management other than Robert S. Friedenberg, simultaneously resigned as officers and directors of the Company. The Company's business strategy was to negotiate the acquisition of one or more new business operations through an acquisition of stock or assets of another entity. In view of the Company's limited financial resources, this strategy anticipated the Company would issue additional securities and/or promissory notes as the consideration for an acquisition, which would further dilute the interests of existing stockholders, at that time.

On May 8, 1995, the Company sold 15,000,000 previously unissued shares of its common stock to Jonathan B. Lassers for $150,000 in cash. As part of the transaction, Mr. Lassers also acquired transferable warrants to purchase up to an additional 70,000,000 shares of the Company's common stock exercisable until December 31, 1997 at $0.01 a share. As a result of the purchase, Mr. Lassers then owned approximately 55% of the total outstanding common stock. If all of his warrants were exercised, his beneficial ownership would increase to approximately 87.4%. As a result of this purchase a change in control of the Company was effected. Substantially all members of the Company's prior management resigned as directors and officers.

At December 31, 1995, the Company had a stockholders' deficiency of $76,641. Also, the Company has incurred net losses in most of the past 10 years. As of December 31, 1995, the Company's only operations were related to SRCF, which was not significant in amount, and its 50% interest in PEICO, Limited, which had been written off in 1994. The Company continued to explore opportunities for the recovery of its losses from Scotcoast, as well as pursuing the potential of exploiting the food processing technology within PEICO.

Because of net losses over the past several years, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company's operations have been financed through the proceeds from the sale of common stock in May 1995, the proceeds from the sale of Extruco in August 1995 (which was 33-1/3% owned by SRCF) and through advances by the Company's then President and principal shareholder.

As more fully discussed in Items 6 and 7 of this Report, on February 29, 1996, the Company declared a stock dividend whereby the shares of common stock in its wholly-owned subsidiary Eurohawk Corporation ("Eurohawk") were distributed to the Company's common shareholders at that time. Eurohawk, which has no operations of its own, owned all the outstanding shares of Seahawk Foods. Also, on March 26, 1996, the Company purchased all of the common stock of DynamicWeb Transaction Systems, Inc. in exchange for 6,155,000 shares of the Company's post-split common stock. On May 14, 1996 the Company's name was changed to DynamicWeb Enterprises, Inc. ("DYN"). DYN is engaged in the development of integrated application software for information exchange and electronic commerce over the Internet; DYN has developed a family of products designed to ease the transition from traditional methods of transacting business to electronic commerce over the Worldwide Web; DYN's proprietary (patent pending) software, trademarked DynamicWeb Search Engine (TM) is designed to efficiently sift through large amounts of information stored in traditional off-line, non-Internet files and to make such information suitable for delivery to the mass market consumer via the Internet; DYN's software allows individuals and organizations to execute a wide array of transactions across the Internet, such as buying and selling merchandise and services; DYN is a development stage company, and has minimal assets at this time, but is actively marketing its software and believes it is positioned to make an impact on the Internet electronic commerce market.

Subsequent to the Eurohawk dividend and at the time of the DYN transaction, the Company had minimal assets and liabilities. The ongoing business will be that of DYN. At this time, it is not expected that the Company will achieve profitability in the year ended December 31, 1996. Further, there is no assurance that the Company will achieve profitability thereafter.

The Company was incorporated in New Jersey in 1979 and was formerly named Seahawk Oil International, Inc. Effective May 8, 1995, Seahawk's principal office was located at 1010 Kings Highway South, Suite 1-D, Cherry Hill, New Jersey 08034-5074, telephone 609-428-3845. Its former address was 18552 MacArthur Boulevard, Suite 395, Irvine, California 92175. Effective March 26, 1996, the Company's principal office is located at 1033 Route 46 East, Suite A-102, Clifton, New Jersey 07013, telephone 201-777-7666.

EMPLOYEES

The Company has had no employees since early in 1994. The Company's former President served without compensation. Its administrative and financial needs, including its Chief Financial Officer, were met by two persons on a part-time consulting basis. From 1993 to May 8, 1995, the Company's President and Chief Executive Officer was Dale D. Simbro. From 1979 to May 8, 1995, Mr. Simbro was also a director of the Company. Mr. Simbro devoted less than 50% of his time to the affairs of the Company. Seahawk Foods and SRCF had no employees during 1995. As of March 26, 1996, the Company through DYN had eight employees.


ITEM 2.  DESCRIPTION OF PROPERTY

Since May 1995, the Company utilized office space in Cherry Hill, New Jersey where one of its part-time officers is located. Such office space is provided on a month to month basis. Previously the Company leased office space in Irvine, California. Since March 26, 1996 DYN leases office space from a non-affiliate in Clifton, New Jersey at $1,425 per month under a one-year lease.

The Company owns no property nor does it have any long-term leases.


ITEM 3.  LEGAL PROCEEDING

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Since April 1992, the Company's common stock has traded in the over-the-counter market and is quoted on the NASD Electronic
Bulletin Board under the symbol "SEAK". In May of 1996 the symbol was changed to "DWEB".

During 1995, three broker-dealers made a market in the Company's common stock: Paragon Capital Corp.; Pennsylvania Merchants Group; and Sherwood Securities Corp.

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

                    High           Low            High           Low
     1995:
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

At December 31, 1995, there were 27,281,302 (pre-split) shares of the Company's common stock outstanding held by approximately 3,259 persons. On March 5, 1996 the Company effectuated a 100 for one reverse stock split. The quotes in the table above as well as the outstanding shares as of December 31, 1995 did not reflect this reverse stock split. The cover page and all other places where shares are disclosed reflect such split. As of the filing of this report, the last quote on the Company's stock was $4.75 per share bid and $4.87 asked per share as of May 29, 1996.

The Company did not declare or pay cash or stock dividends on the Common Stock during 1994 or 1995. Due to the current and anticipated cash requirements, the Board of Directors does not anticipate the payment of cash dividends in the foreseeable future. See Items 1, 6 and 7 of this Report relating to the Eurohawk stock dividend declared on February 29, 1996.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following Management's Discussion and Analysis is that of the management of the Company prior to March 26, 1996. Any discussion relating to periods prior to May 8, 1995, is based on their knowledge of the operations during the periods discussed. The following discussion and analysis should be read in conjunction to the Financial Statements included in Item 7 of this Report. Also, as discussed in this Item and Items 1 and 7 of this Report, the Company has acquired DYN and its ongoing operations will be that of DYN. Consequently, the Company's past operations have no significance in the future of the Company.

                           Results of Operations

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,
1994

The Company had consolidated revenues of $193 in 1995 compared to revenues of $478,358 in 1994. This decrease of $478,165 is due primarily to the revenues generated by Scotcoast which are included only in 1994. Commissions and fees decreased $119,038 mainly due to the services provided by SRCF during 1994. SRCF had no commissions or fees in 1995.

Total expenses for 1995 of $283,393 were $646,934 less than 1994. This decrease is due to (1) the decline in cost of sales of $262,452; (2) the decline in general and administrative expenses of $69,558 resulting from the above discussed decrease in sales revenue of Scotcoast; and (3) the $309,808 charge in 1994 relating to the loss on Scotcoast and PEICO Limited and the write-down of Extruco, Limited to amounts realized in 1995 from its disposal. These declines were offset by an increase in Seahawk's general and administrative expense of approximately $50,000 for expenses relative to the change in control and the preparation of a sales presentation to market the Company in the food processing industry.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31,
1993

The Company's consolidated revenues of $478,474 during 1994 were $259,881, 35% less than the in 1993. The decline was almost entirely related to the Company's discontinuance of support of Scotcoast in the second quarter of 1994. Scotcoast's sales were $346,474 in 1994 (first quarter) vs. $714,122 (approximately three quarters in 1993). As more fully discussed in Item 1 of this Report, SRCF discontinued its support of Scotcoast due to the continuing losses of Scotcoast. Scotcoast is presently in liquidation. The Company's interest and other income decreased from $16,567 to $12,846 (22%) mainly due to the reduced level of investable funds.

Total expenses for 1994 were $930,327 compared to $1,341,546 in 1993. The decrease of $411,219 (31%) is due primarily to a $401,580 decrease in Scotcoast's cost of sales, $182,452 in Scotcoast's general and administrative expenses and $279,873 relating to Seahawk Foods discontinuing their efforts to expand its food distribution activities. This was offset by the $302,856 increase in loss on investments which was due to the write off of the Company's interests in Scotcoast and PEICO and the write-down of its investment in Extruco as discussed in Items 1 and 8 of this Report and a $111,558 increase in SRCF's general and administrative expenses due to the inclusion of a full year in 1994 vs. one month in 1993.

INCOME TAXES

As a result of the change in control of the Company on May 5,1995 and the further change of control in March 1996, as discussed in Items 1 and 7 of this Report, substantially all of the Company's net operating losses are no longer available.

INFLATION

Inflation and changing prices has not had a material impact on the Company's operations during 1994 or 1995.

OUTLOOK FOR 1996

As indicated in Item 1 of this Report, on March 26, 1996, the Company declared a stock dividend whereby the shares of common stock in its wholly-owned subsidiary Eurohawk Corporation ("Eurohawk") were distributed to the Company's common shareholders. Eurohawk, which has no operations of its own, owns all the outstanding shares of Seahawk Foods. As a result, the operations relative to Eurohawk and its subsidiaries, principally SRCF in the United Kingdom are no longer part of the Company. Also, on March 26, 1996, the Company purchased all of the common stock of DynamicWeb Transaction Systems, Inc. The Company's name was changed to DynamicWeb Enterprises, Inc. ("DYN"). The Company's ongoing business will be that of DYN. DYN is a development stage enterprise. It is not expected that the Company will achieve profitability in the year ended December 31, 1996. Further, there is no assurance that the Company will achieve profitability thereafter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company has a stockholders' deficiency of $76,641. Also, the Company has incurred net losses in most of the past 10 years. The Company's only operations are related to SRCF, which are not significant in amount and its 50% interest in PEICO Limited which was written off in 1994, As indicated above, these operations are part of Eurohawk Corporation, whose common stock was declared as a dividend to the Company's common stockholders. Consequently, these operations are no longer part of the Company. Also, as a result of the acquisition of DYN (which acquisition results in a change in control of the Company and is treated as a "reverse acquisition" for accounting purposes) the Company's liquidity and capital resources are related to DYN. On April 3, 1996 DYN sold 343,511 shares of its common stock in a private placement for $447,750 net to the Company.

COMMITMENTS

There were no material commitments for capital expenditures at December 31, 1995.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                       Page
Independent Auditors' Report                           11


Consolidated Balance Sheets as of
December 31, 1995 and 1994                             12


Consolidated Statements of Operations and Deficit
for the Years ended December 31, 1995 and 1994         13


Consolidated Statements of Cash Flows for the Years
December 31, 1995 and 1994                             14


Notes to Consolidated Financial Statements             15-23

                       INDEPENDENT AUDITORS' REPORT

Board of Directors
Seahawk Capital Corporation
Cherry Hill, New Jersey

We have audited the accompanying consolidated balance sheet of Seahawk Capital Corporation as of December 31, 1995 and 1994, and the related consolidated statement of operations, shareholders' equity and cash flow for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seahawk Capital Corporation at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As further discussed in Notes 1 and 7, subsequent to December 31, 1995, the Company purchased all of the common stock of DynamicWeb Transaction Systems, Inc. ("DYN"). For accounting purposes, the acquisition was treated as recapitalization of DYN with DYN as the acquiror ("reverse acquisition"). Ongoing operations will be that of DYN and, consequently, the past results of the Company have no significance as to future operations of the Company. Absence this transaction, the Company could not have continued as a going concern.


/S/ R. ANDREW GATELY & CO.
R. ANDREW GATELY & CO.

Orange County, California
April 28, 1996

                        SEAHAWK CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     As of December 31, 1995 and 1994

                                        1995           1994
                                        ----           ----
ASSETS
Current assets:
  Cash and cash equivalents             $      4,525    $    17,250
  Receivables                                  9,737          3,451
                                           ---------      ---------
  Total current assets                        14,262         20,701

Other assets                                                 54,990
                                           ---------      ---------
                                        $     14,262    $    75,691
                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - Accounts payable
  and accrued liabilities               $     90,903    $    20,636
                                           ---------      ---------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, no par value,
     100,000,000 shares authorized;
     Issued: 1995 - 28,137,082 shares;
     1994 - 13,137,082 shares (including,
     in both periods, 855,780 shares
     held in treasury                     12,851,325     12,701,325

     Translation adjustment                      428         (1,076)

     Deficit                             (12,928,394)   (12,645,194)
                                           ---------     ----------
     Total stockholders' equity (deficiency) (76,641)        55,055
                                           ----------     ----------
                                         $     14,262    $    75,691
                                           ==========     ==========




See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
             Consolidated Statements of Operations and Deficit
              For the Years Ended December 31, 1995 and 1994

                                            1995          1994
                                            ----          ----
REVENUES:
Sales to customers                                 $     346,474
Commissions and fees                                     119,038
Interest and other                   $        193         12,846
                                       ----------     ----------
                                              193        478,358
                                       ----------     ----------
COSTS AND EXPENSES:
Cost of sales to customers                               262,452
General and administrative expenses       283,393        352,951
Loss on investments                                      309,808
Depreciation                                               2,691
Other                                                      2,425
                                       ----------     ----------

                                          283,393        930,327
                                       ----------     ----------
LOSS FROM CONTINUING OPERATIONS          (283,200)      (451,969)

DISCONTINUED OPERATIONS                                 ( 80,316)
                                       ----------     ----------
NET LOSS                                 (283,200)      (532,285)

DEFICIT:
At beginning of the year              (12,645,194)   (12,112,909)
                                       ----------     ----------

At end of the year                   $(12,928,394)  $(12,645,194)
                                       ==========     ==========

PER COMMON SHARE AND COMMON EQUIVALENT SHARE
  Loss from continuing operations    $      (0.01)  $      (0.03)
  Net loss                                  (0.01)         (0.04)


WEIGHTED AVERAGE SHARES OUTSTANDING    22,021,028     13,137,082
                                       ==========     ==========



See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                   Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1995 and 1994

                                                 1995           1994
                                                 ----           ----
OPERATING ACTIVITIES:
Net Loss                                         $(283,200)     $(532,285)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                      2,691
  Loss on investments                                              149,935
  Other                                                              8,906
  Changes in assets and liabilities:
     Accounts receivable                             (6,448)       121,692
     Inventory                                                    ( 34,255)
     Accounts payable and accrued expenses           71,153         80,520
     Joint venture advances                                       (155,272)
Minority interest in losses of subsidiaries                       ( 66,758)
                                                    -------        -------

Net cash used in operating activities              (218,495)      (424,826)
                                                    -------        -------
INVESTMENT ACTIVITIES:
Proceeds on sale of investment in subsidiary         54,000
Cash transferred on transfer of Overseas                          ( 27,602)
                                                    -------        -------
Net cash provided by (used in) investment
  activities                                         54,000        (27,602)
                                                    -------        -------
FINANCING ACTIVITIES:
Sale of common stock                                150,000
Minority investment subsidiary                                       5,000
                                                    -------        -------

Net cash provided by financing activities 150,000                    5,000
                                                    -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                      1,770       (  1,929)
                                                    -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS          ( 12,725)      (449,357)

CASH AND CASH EQUIVALENTS:
At beginning of year                                 17,250        466,607
                                                    -------        -------
At end of year                                    $   4,525       $ 17,250
                                                    =======        =======
NON CASH INVESTING ACTIVITY:
Transfer of net assets of subsidiary:
  Net assets of subsidiary transferred
     including $27,602 cash                                       $ 25,025

  Fair value of Seahawk common stock reacquired                   ( 25,025)
                                                                   =======
See accompanying notes to financial statements

                        SEAHAWK CAPITAL CORPORATION
                Notes to Consolidated Financial Statements
              For The Years Ended December 31, 1995 and 1994

1.  BASIS OF FINANCIAL PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

     CURRENT BUSINESS MATTERS - On February 29, 1996, the Company declared a stock dividend whereby the shares of common stock in its wholly-owned subsidiary Eurohawk Corporation
     ("Eurohawk") were distributed to the Company's common shareholders. Eurohawk, which has no operations of its own, owns all the outstanding shares of Seahawk Foods
     International, Inc. ("Seahawk Foods"), which, in turn, owns all the outstanding shares of SRC Foods Limited ("SRCF"). The
     Company's only remaining operations, which are not significant, were in SRCF.

     Also, as more fully discussed in Note 7 to the financial statements included in Item 6 of this Report, on March 5, 1996, the Company entered into an agreement to purchase all of the common stock of DynamicWeb Transaction Systems, Inc.
     ("DYN"). Seahawk completed its purchase of DYN on March 26, 1996. Seahawk issued 7,168,631 (post split) shares of its common stock in exchange for all of the outstanding common stock of DYN. For accounting purposes, the acquisition of DYN has been treated as a recapitalization of DYN with DYN as the acquiror ("reverse acquisition").

     Subsequent to the Eurohawk dividend and at the time of the DYN transaction, the Company had minimal assets and liabilities.
     Ongoing operations will be that of DYN and, consequently, the past results of the Company have no significance as to future operations of the Company.

     DESCRIPTION OF BUSINESS - Since 1993, the Company has concentrated its resources on the activities of SRCF, a company based in the United Kingdom. The Company owns a 100% interest in SRCF through its wholly-owned subsidiaries
     Eurohawk and Seahawk Foods. SRCF controlled 80.26% of
     Scotcoast Limited ("Scotcoast"), an operating business primarily engaged in production and marketing of frozen potato products through a proprietary processing facility in Glasgow, Scotland. As more fully discussed in Note 4, due to continued losses from Scotcoast operations, the Company and SRCF elected not to provide further support to Scotcoast. Scotcoast is in the process of being liquidated. The investment in Scotcoast was written off in the second quarter of 1994. SRCF also had an equity investment in PEICO Limited which was formed to utilize certain rights and processes of SRCF. As discussed in
     Note 4, because this company has not to date been able to obtain financing needed to begin operations, this investment has also been written off in 1994. SRCF's similar 33.3% investment in Extruco Limited was disposed of in August
     1995.

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

     Other than the Company's ongoing interest in Eurohawk and its subsidiaries and its interest in Overseas disposed of in 1994, the Company's other investments were written off in 1993.

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

     At December 31, 1995, the Company has a stockholders' deficiency of $76,641. Also, the Company has incurred net losses in most of the past 10 years. Presently, the Company's only operations are related to SRCF, which are not significant in amount, and its 50% interest in PEICO, Limited, which had been written off in 1994. The Company continues to explore opportunities for the recovery of its losses from Scotcoast, as well as pursuing the potential of exploiting the food processing technology within PEICO.

     Because of net losses over the past several years, the Company's cash flows from operating activities have been negative. Until such time as additional operating businesses are acquired and operate profitably, the Company's operations have been financed through the proceeds from the sale of common stock in May 1995, the proceeds from the sale of Extruco in August 1995 (which was 33-1/3% owned by SRCF) and through advances by the Company's President and principal shareholder. Further support, as required, may be through the exercise of warrants outstanding. The Company is actively exploring various financing options and acquisitions. See Note
     7 as to various subsequent happenings.

     Absence the transaction discussed in Note 7, the Company could not have continued as a going concern.

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Seahawk Capital Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of less than 90 days to be cash equivalents.

     FOREIGN CURRENCY TRANSLATION - The functional currency of the
     Company's non-U.S. subsidiaries is the local currency of the subsidiary. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Transaction gains and losses are reported in current operations. Changes in the accumulated transaction adjustment was $1,504 and $(1,076) in 1995 and 1994, respectively.

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

     At December 31, 1994, the Company's equity in the net assets of Overseas was approximately $25,000. This amount approximated the market value of the shares at that date
     (based on $.03 a share, the mean between the bid and ask prices of $.02 and $.04). Accordingly, common stock was reduced by this amount for the shares reacquired.

     The results of Overseas have been reported separately as a component of discontinued operation in the accompanying consolidated statements of operations. Prior years consolidated financial statements have been restated to present Overseas as a discontinued operation.

     Summarized 1994 results of Overseas are as follows:

     Revenues, principally
       commissions and fees         $ 35,077
                                     -------
     Expenses:
       General and administrative     81,662
       Expired property interests     33,730
                                     -------
                                     115,392
                                     -------
     Loss                           $(80,315)
                                      ======

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

     Under the Company's Incentive Stock Option Plan (the "Plan") approved by the Company's shareholders in June 1992, 2,000,000 shares of the Company's common stock are reserved for granting options to certain key officers and employees who own less than 10% of the outstanding common stock of the Company. Outstanding options for 425,000 shares exercisable at $0.10 a share were forfeited in May 1995. There are no remaining options outstanding.

     Following is a summary of the changes in Common Stock for the years ended December 31, 1995 and 1994:

                                         Shares             Amount
                                         ------             ------
     At January 1, 1994             13,137,082             $ 12,726,450
     Shares reacquired in disposition of
     subsidiary (held in treasury) (   855,780)             (    25,125)
                                    ----------               ----------
     At December 31, 1994           12,281,302               12,701,325
     Shares purchased during 1994   15,000,000                  150,000
                                    ----------               ----------
     At December 31, 1995           27,281,302             $ 12,851,325
                                    ==========               ==========

4.  FOREIGN OPERATIONS

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

     In December 1993, Seahawk Foods negotiated an agreement with Systems Research Consultants ("SR Consultants"), under which the interest of both companies in Scotcoast Limited and in a joint venture were contributed into a newly formed subsidiary, SRC Food Group Limited ("SRCF"). Seahawk Foods paid an additional sum of $303,000 and acquired a 70% interest in SRCF. SR Consultants contributed its 11.8% interest in

     Scotcoast to SRCF in addition to SF Consultants' interests in other food processing technology rights to acquire the balance of 30%.

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

       Net assets of Scotcoast               $ 113,973
       Loan made in 1994 to Scotcoast            8,927
       SRCF guarantee of Scotcoast loans       149,040
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

     Foreign operations included in the accompanying consolidated financial statements are as follows:

                                         1995                1994
       Revenues                          $    193            $473,924
       Expenses                            88,492             875,359
       Loss from continuing operations    (88,299)           (401,335)
       Total assets                         9,783              58,803

     See Note 7 as to the stock dividend declared subsequent to December 31, 1995 involving these foreign operations.

5.  RELATED PARTY TRANSACTIONS

     The Company is obligated to pay severance compensation to a former officer and current director of $1,500 a month until February 1996, of which, $10,500 was included in accounts payable and accrued liabilities at December 31, 1995. See Note 7 as to the subsequent settlement of this obligation.

     At December 31, 1995, accounts payable and accrued liabilities included $26,985 payable to Jonathan B. Lassers, President of the Company, for amounts advanced by him to the Company for payment of certain expenses of the Company.

6.  INCOME TAXES

     There was no provision for current income taxes (domestic or foreign) in 1995 or 1994. Due to the uncertainty of the Company's ability to utilize loss carry forwards in future years, there was no provision for deferred income taxes in 1995 or 1994.

     The only significant item comprising the Company's net deferred taxes as of December 31, 1995 and 1994 was the Company's operating loss carry forwards. Since there is no assurance such losses will be utilized, a valuation reserve for the full amounts has been provided. At the time of the sale of the company's common stock on May 5, 1995, these losses approximated $12.5 million. Due to the change in control of the Company at that date, under current income tax regulations, substantially all the net operating carry forwards were eliminated.

7.   SUBSEQUENT EVENTS

     On February 29, 1996, the Company declared a stock dividend whereby the shares of common stock in its wholly-owned subsidiary Eurohawk Corporation ("Eurohawk") were distributed to the Company's common shareholders. Eurohawk, which has no operations of its own, owns all the outstanding shares of Seahawk Foods.

     On March 5, 1996, the Company entered into an agreement to purchase all of the common stock of DynamicWeb Transaction Systems, Inc. The acquisition is expected to be consummated on March 26, 1996. On this date, the Company's name was changed to DynamicWeb Transaction Systems, Inc. ("DYN"). DYN is engaged in the development of integrated application software for information exchange and electronic commerce over the Internet; DYN has developed a family of products designed to ease the transition from traditional methods of transacting business to electronic commerce over the Worldwide Web;
     DYN's proprietary (patent pending) software, trademarked DynamicWeb Search Engine (TM) is designed to efficiently sift through large amounts of information stored in traditional off-line, non-Internet files and to make such information suitable for delivery to the mass market consumer via the Internet; DYN's software allows individuals and organizations to execute a wide array of transactions across the Internet, such as buying and selling merchandise and services; DYN is a development stage company, and has minimal assets at this time, but is actively marketing its software and believes it is positioned to make an impact on the Internet electronic commerce market.

     As a condition of this acquisition agreement, the following actions were taken by the Board of Directors at a special meeting on February 29, 1996:

     (1) Authorized a 1-for-100 reverse stock split. After the split, the authorized capital of the Corporation shall be 1,000,000 share, no par value. Such stock split was effective on March 26, 1996.

     (2) Authorized the increase in the authorized post split capitalization of the Company to 50,000,000 shares of common stock, no par value.

     (3) Accepted the offer of Jonathan B. Lassers to cancel the warrant held by him to purchase 70,000,000 (pre split) shares of the Company's common stock in exchange for 11,000,000 (pre split) shares of common stock.

     (4) Authorized the issuance of 1,500,000 (pre split) shares of the Company's common stock to Robert S. Friedenberg in exchange for outstanding obligations of the Company to him, principally relating to his severance pay agreement (see Note 5).

     (5) Authorized the issuance of 3,355,370 (pre split) shares of the Company's common stock for services rendered with respect to the acquisition.

     Substantially all the liabilities of the Company existing at December 31, 1995 and incurred subsequently were transferred to Eurohawk prior to the stock dividend. At the date of the acquisition of DYN, the Company had minimal assets and liabilities.

     Seahawk completed its purchase of DYN on March 26, 1996. Seahawk issued 7,168,631 (later amended to 6,155,000) (post split) shares of its common stock in exchange for all of the outstanding common stock of DYN. For accounting purposes, the acquisition of DYN has been treated as a recapitalization of DYN with DYN as the acquiror
     ("reverse acquisition"). Ongoing operations will be that of DYN and, consequently, the past results of the Company have no significance as to future operations of the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 9.  DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers prior to March 26, 1996 are as follows:

     Name                                 Age            Position
     -----                                ---            -------
     Jonathan B. Lassers(*)                30           Director,
                                                       President and Chief
                                                       Executive Officer

     Annemarie L. Arias (*)                57          Director, Secretary
                                                         and Treasurer

     (*)  - Elected as Directors and Officers as of May 8, 1995.

Jonathan B. Lassers, a private investor acquired a controlling interest in Seahawk Capital Corporation in May 1995 and was elected President and Chief Executive Officer at that time. Mr Lassers is occupied primarily with the interests of Seahawk Capital Corporation. Since 1987 he has worked on start ups and restructuring with companies in the health care, real estate and food service industries.

Annemarie L. Arias is a qualified paralegal and has worked within the legal profession on an international basis for more than five years. Currently, she devotes part of her time as Secretary and Treasurer of Seahawk Capital Corporation.

Messrs. Edward Daly and Robert S. Friedenberg resigned as directors on February 7, 1996 and February 29, 1996, respectively.

All directors serve for a term of one year and until their successors are duly elected. Officers serve at the discretion of the Board of Directors.

The Board of Directors held three meetings during the year ended December 31, 1995. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors. Actions by the Board of Directors other than at such meetings were held by unanimous written consent. There are currently no committees of the Board of Directors. There are no family relationships between any of the Company's current directors and executive officers, except that Annemarie L. Arias is Jonathan Lasser's aunt.

The Company's directors and executive Officers after March 26, 1996 are as follows:

          Name                            Age          Position
          ----                            ---           ---------
     Steven Vanechanos, Jr.                42             Director,
                                                        President and
                                                       Chief Executive
                                                                Officer
     Steven Vanechanos, Sr.                66             Director,
                                                         Secretary and
                                                          Treasurer

Steven Vanechanos, Jr., became President and Director of the
Company on March 26, 1996.  He has been President of Dynamic Web
Transaction Systems, Inc. since its inception in 1995. He founded and was President of Megascore, Inc. since 1981. He has a Bachelor of Science in Finance and Economics from Fairleigh Dickinson
University, Rutherford Campus.

Steven Vanechanos, Sr., became Secretary, Treasurer and Director of the Company on March 26, 1996. He is also Vice President & Treasurer of Megascore, Inc. since 1981 and DynamicWeb Transaction Systems, Inc. since 1995. He attended Newark College of Engineering in Newark for two years. Continued his education with certifications from PSI programming institute in New York City and courses in principles of accounting at ABA Institute, Hudson County Chapter.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION

There were no executive officers of the Company or any of its subsidiaries whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 1995 or anticipated in 1996.

STOCK OPTIONS

There were no executive officers of the Company or any of its subsidiaries who received or exercised stock options, stock appreciation rights or other stock awards from the Company during the last fiscal year ended December 31, 1995.

No options were granted or were exercised during the year ended
December 31, 1995 or subsequently.  Other than the Company's
Incentive Stock Option Plan, the Company does not have any other compensation plans involving stock appreciation rights or long-term incentive plans or deferred pension or profit-sharing plans.

COMPENSATION OF DIRECTORS AND EMPLOYMENT AGREEMENTS

None.

The Company has no employment agreements with any of its executive officers.

STOCK OPTION PLAN

The Company had provided a long-term incentive tied to performance of its common stock through its 1992 Stock Option Plan (the
"Plan"). All option granted by the Company under this Plan held by executive officers and directors of the Company were returned to the Company and canceled as of May 8, 1995. No options were outstanding at December 31, 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information as to shares of the Company's common stock owned by (i) each person known by management to beneficially own more than 5% of the Company's outstanding common stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group as of March 26, 1996:

                                               Shares Beneficially
                                                   Owned(2)
                                                ---------------
       Name or Group(1)                      Amount         %
       ----------------                      ------       ---
     Directors:
       Jonathan B. Lassers (3)             26,000,000      60.3%
          1010 Kings Highway South
          Suite 1-D
          Cherry Hill, NJ 08034-5074
       Robert S. Friedenberg (4)            2,848,491       6.6
          30 Southpoint Drive
          Sugarloaf Key, FL 33044
     All directors and executive
       officers as a group [3 in
       number](5)                          28,848,491      66.9
     Other:
       Stephen M. Robinson (6)
          72 Tuckerton Road
          Medford, NJ 08055                 3,355,370       7.8

     (1) To the best knowledge of the Company's management the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to the information contained in the footnotes to this table.
     (2) Common stock includes shares beneficially owned. Shares issuable upon exercise of Class A common stock purchase warrants ("Class A Warrants") are not included since they were canceled effective February 29, 1996. Percentages in the table are based on 43.136.672 shares outstanding. All shares amounts are prior to the 100 for 1 stock split effective March 26, 1996.
     (3) Common stock includes the 11,000,000 shares issued to Mr. Lassers on February 29, 1996 in exchange for the cancellation of the Class A Warrants to purchase 70,000,000 shares of the Company's common stock.
     (4) Common stock includes 2,773,491 shares directly owned by Mr. Friedenberg plus 75,000 shares owned by a family corporation in which Mr. Friedenberg has a 20% equity interest. The shares directly owned includes the 1,500,000 shares issued to Mr. Friedenberg on February 29, 1996 in settlement of outstanding obligations of the Company to him. Mr. Friedenberg resigned as a director effective February 29, 1996.
     (5)  Includes shares described in Notes 3 and 4 above.
     (6) Common stock represents the shares issued to Mr. Robinson on February 29, 1996 for services rendered with respect to the acquisition.

After March 26, 1996 the following table sets forth information as to shares of the Company's common stock owned by (i) each person known by management to beneficially own more than 5% of the Company's outstanding common stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group as of May 15, 1996:

                       Shares Beneficially Owned(2)
                       ----------------------------
       Name or Group                           Amount         %
       ----------------                         ------       ---
Directors/Officers:
     Steven Vanechanos, Jr.                   1,882,553     29.3%
     92 Clarken Drive
     West Orange, New Jersey 07052

     Steven Vanechanos, Sr.                   1,872,260     29.1%
     96 Union Avenue
     Rutherford, New Jersey 07070
Shareholders:
     Berkshire International Finance, Inc.      735,000     11.4%
     551 Fifth Avenue, Suite 605
     New York, NY 10017

     Arista High Technologies Growth Fund, Ltd. 343,511      5.3%
     P.O.Box 20043
     Phase 3 British American Center
     Georgetown Grand Cayman
     Cayman Islands, British West Indies

     Michael Vanechanos                         327,577      5.1%
     129 S. Telegraph Hill Road
     Holmdel, NJ 07703

       All directors and executive
       officers as a group [2 in
       number]                                3,754,813      58.5%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As more fully discussed in Item 1 of this Report and Note 2 to the financial statements (Item 7 of this Report), the Company disposed in 1994 of its 73.4% interest in Seahawk Overseas Development Corporation to John C. Fitton, a former director of the Company, in exchange for shares of the Company's common stock held by him.

Reference is made to Item 1 of this Report for a discussion of the purchase of a controlling interest in the Company by Jonathan B. Lassers in May 1995. Following that transaction, Mr. Lassers was elected an executive officer and director of the Company, until March 26, 1996.

Reference is made also to Note 7 to the financial statements (Item 7 of this Report) with respect to shares issued to Jonathan B.
Lassers and Robert S. Friedenberg.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

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

     3.1.2 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on May 19, 1980 (incorporated by reference to Exhibit 3.1.2 filed with Registrant's
            Report on Form 10-K for the Year ended December 31,
            1991).

     3.1.3 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on April 1981 (incorporated by reference to Exhibit 3.1.3 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

     3.1.4 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on April 24, 1986 (incorporated by reference to Exhibit 3.1.4 filed with Registrant's
            Report on Form 10-K for the
            Year ended December 31, 1991).

    Exhibit
     Number Description
     3.1.5 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on July 15, 1988 (incorporated by reference to Exhibit 3.1.5 filed with Registrant's
            Report on Form 10-K for the Year ended December 31,
            1991).

     3.1.6 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on November 28, 1989 (incorporated by reference to Exhibit 3.1.6 filed with Registrant's
            Report on Form 10-K for the Year ended December 31,
            1991).

     3.2.1  ByLaws of the Registrant adopted August 7, 1979
            (incorporated by reference to Exhibit 3.2.1 filed with Registrant's Report on Form 10-K for the Year ended
            December 31, 1991).

     3.2.2  Amendments adopted March 8, 1982 to ByLaws of the
            Registrant (incorporated by reference to Exhibit 3.2.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

*    3.2.3  Certificate of Amendment to Registrant's Certificate
            of Incorporation, as filed with the Secretary of State of New Jersey on May 14, 1996 changing the name of the Company to DynamicWeb Enterprises, Inc.

*    10.14  Stock Purchase Agreement dated March 5, 1996 between the Registrant and the shareholders of DynamicWeb
            Transaction Systems, Inc.

*    10.14(A)     Amendment to 10.14 dated May 14, 1996.

*    11.0   Statement regarding computation of per share earnings.

*    21.1   Subsidiaries of the Registrant.

*    27.0   Financial Data Schedule

(c)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K for the quarter ended December 31, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 1996



                                                SEAHAWK CAPITAL CORPORATION
                                                       (Registrant)



                                                  BY:/s/Jonathan B. Lassers
                                                       ________________________
                                                       Jonathan B. Lassers,
                                                       President, Principal
                                                      Executive Officer and
                                                Principal Financial Officer



                                                   BY:/s/Annemarie L. Arias
                                                       ________________________
                                                        Annemarie L. Arias,
                                                        Secretary-Treasurer
                                               Principal Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                          DATE



/s/Jonathan B. Lassers                                    June 3, 1996
_______________________________
  Jonathan B. Lassers             Director
                 Principal Executive Officer
                 Principal Financial Officer


/s/Annemarie L. Arias                                     June 3, 1996
_______________________________
  Annemarie L. Arias           Director
                 Principal Accounting Officer

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 3, 1996



SEAHAWK CAPITAL CORPORATION
                                                       (Registrant)



                                               BY:/s/Steven Vanechanos, Jr.
                                                  _____________________________
                                                     Steven Vanechanos, Jr.
                                                       President, Principal
                                                      Executive Officer and
                                                Principal Financial Officer



                                               BY:/s/Steven Vanechanos, Sr.
                                                  _____________________________
                                                     Steven Vanechanos, Sr.
                                                        Secretary-Treasurer
                                               Principal Accounting Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                          DATE

/s/Steven Vanechanos, Jr.                              June 3, 1996
_______________________________
  Steven Vanechanos, Jr.         Director
                                 Principal Executive Officer
                                 Principal Financial Officer

/s/Steven Vanechanos, Sr.                                 June 3, 1996
_______________________________
  Steven Vanechanos, Sr.         Director
                                 Principal Accounting Officer