Form 10QSB
period 1996-06-30
DYNAMICWEB ENTERPRISES INC
filed 1996-08-14
CIK 317788

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-QSB


         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED JUNE 30, 1996

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


The number of shares outstanding of each of the Registrant's common
stock, par value $.0001, as of June 30, 1996:    6,498,511 Shares

Transitional Small Business Disclosure Format (check one): Yes  No  X

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DYNAMICWEB ENTERPRISES, INC.
                        (FORMERLY SEAHAWK CAPITAL CORPORATION)
                              CONSOLIDATED BALANCE SHEET
                                     JUNE 30,1996
                                      (UNAUDITED)

                       ASSETS
                       ------
CURRENT ASSETS:
  Cash                                                              $274,275
  Accounts receivable, less allowance for                             32,840
  doubtful accounts of $400
  Due from affiliate                                                  14,283
  Prepaid expenses                                                     2,500
                                                                    --------
                       TOTAL CURRENT ASSETS                          323,898

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $3,747                                              26,607

PATENTS AND TRADEMARKS, less accumulated
  amortization of $679                                                17,558
                                                                    --------
                       TOTAL ASSETS                                 $368,063

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                          $ 47,130


STOCKHOLDERS EQUITY:
  Common stock, $. 0001 par value;
    authorized 50,000,000 shares; issued
    and outstanding 6,498,511 shares              $    650
  Additional paid-in capital                       613,120
  Accumulated deficit                             (292,837)
                                                  --------
TOTAL STOCKHOLDERS' EQUITY                                           320,933
                                                                    --------
                                                                    $368,063
                                                                    ========

                           See notes to financial statements

                             DYNAMICWEB ENTERPRISES, INC.
                       (FORMERLY SEAHAWK CAPITAL CORPORATION)
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                                                                    February 1,
                                                                       1995
                           Three Months    Six Months  Nine Months  (Inception)
                            Ended June     Ended June   Ended June  to June 30,
                            30, 1996        30, 1995     30, 1996      1995
                            ---------       ---------    ----------  ---------

SALES                        $26,409       $ 3,980      $  86,937    $  3,980
                           ---------     ---------      ---------   ---------

COST AND EXPENSES:
    Cost of sales             22,280         2,227         49,444       2,227
    Selling, general and
      administrative         169,025         8,121        281,748      13,535
    Research & Development     8,479         4,204         14,854       6,204
    Depreciation and
      amortization             1,603            94          3,768          94
                           ---------     ---------     ----------   ---------
TOTAL COSTS & EXPENSES       201,387        14,646        349,814      22,060
                           ---------     ---------     ----------   ---------
LOSS BEFORE INCOME
    TAX BENEFIT             (174,978)      (10,666)      (262,877)    (18,080)
INCOME TAX BENEFIT                           2,400                      4,100
                           ---------     ---------     ----------   ---------
NET LOSS                   $(174,978)     $ (8,266)     $(262,877)  $ (13,980)
                           =========     =========     ==========   =========

NET LOSS PER SHARE          $  (0.03)     $   0.00       $  (0.04)  $    0.00
                           =========    ==========     ==========   =========

WEIGHTED AVERAGE
  SHARE OUTSTANDING        6,498,511     6,115,000      6,269,504   6,155,000
                           =========     =========      =========   =========

                      See notes to financial statements

                           DYNAMICWEB ENTERPRISES, INC.
                      (FORMERLY SEAHAWK CAPITAL CORPORATION)
                      CONSOLIDATED STATEMENT OF  CASH  FLOWS
                                    (UNAUDITED)

                                                            February  1,
                                                                1995
                                           Nine Months     (Inception) to
                                           Ended June         June 30,
                                             30, 1996           1995
                                           -----------      -------------
OPERATING ACTIVITIES:
  Net loss                                 $(262,877)       $(13,980)
  Adjustments to reconcile net
    Loss to net cash used in
    operating activities - depreciation
      and amortization                         3,768              94
  Changes in assets and liabilities
    Accounts receivable                     ( 31,470)
    Accounts payable                          47,130
    Prepaid Expenses                          (2,500)
                                           ---------         ---------
      Net cash used in operating activities (245,949)        (13,886)
                                           ---------         ---------

INVESTING ACTIVITIES:
  Purchases of equipment                    ( 19,088)        (10,911)
  Acquisition of patents and trademarks     ( 17,991)
                                           ---------         ---------
      Net cash used in investing activities ( 37,079)        (10,911)
                                           ---------         ---------

FINANCING ACTIVITIES:
  Loans from affiliate                      ( 43,186)         24,797
  Issuance of common stock                   600,405
                                           ---------         ---------
      Net cash provided by financing
        activities                           557,219          24,797
                                           ---------         ---------

NET INCREASE IN CASH                         274,191               0
Balance, beginning of period                      84               0
                                           ---------         ---------
Balance, end of period                     $ 274,275         $     0
                                           =========         =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                               $      0          $     0
                                           =========         =========
    Income taxes                           $      0          $     0
                                           =========         =========

                        See notes to financial statements.

                           DYNAMICWEB ENTERPRISES, INC.
                      (FORMERLY SEAHAWK CAPITAL CORPORATION)
                    NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   JUNE 30, 1996
                                    (UNAUDITED)

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

In April 1996, the Company completed financing which provided the Company with $447,750 in exchange for 343,511 shares of the Company's common stock.

The Company's operations to date have consisted primarily of developing its products. Revenues to date have been primarily from fees for providing Internet connections to their customers. Management s plan of operation for the next twelve months is to expand the marketing of the products which have currently been developed.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on June 13, 1996 dated March 26, 1996.

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