Form 10KSB
period 1996-09-30
DYNAMICWEB ENTERPRISES INC
filed 1997-05-19
CIK 317788

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996, or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number 0-10039.

                          DYNAMICWEB ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)

                New Jersey                            22-2267658
         (State or Other Juris-                    (I.R.S. Employer
         diction of Incorporation)                 Identification No.)

Fairfield Commons
271 Route 46 West
Building F
Suite 209
Fairfield, New Jersey 07004
(Address of Principal Executive Offices)

Registrant's Telephone Number:  (201) 244-1000

Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
Title of Each Class            on Which Registered
-------------------           ---------------------
      NONE                             NONE

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value .0001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No.  X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 1996:  $460,067.

As of April 30, 1997, the aggregate market value of the Common Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $3,877,601.

Number of Shares of Common Stock Outstanding at April 30, 1997:  7,667,270.

Transitional Small Business Disclosure Format:

Yes ___   No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                             BUSINESS DEVELOPMENT

      DynamicWeb Enterprises, Inc. ("DynamicWeb" or the "Company") develops, markets and supports software products and other services that enable businesses to engage in electronic commerce utilizing the Internet.

      The Company is a New Jersey corporation. It currently operates through three separate subsidiaries: DynamicWeb Transaction Systems, Inc., a Delaware corporation ("DWTS"), Software Associates, Inc., a New Jersey corporation ("Software Associates"), and Megascore, Inc., a Delaware corporation ("Megascore"). The acquisition by the Company of DWTS is described in the Company's Form 10-QSB dated June 30, 1996. The acquisition by the Company of each of Software Associates and Megascore is described in the Company's Form 8-K dated November 30, 1996. As a result of those transactions, the Company has combined the previously-separate operations of DWTS, Software Associates, and Megascore into a holding company.

      Readers of this Report should note that the description of the Company's business contained in Item 1 of this Report reflects the present and planned operations of the Company as of the date of this Report, May 15, 1997. The description of the Company's business therefore reflects the combined operations of DWTS, Software Associates, and Megascore, even though Software Associates was not acquired until after the end of the Company's September 30, 1996, fiscal year. The Company believes that a description of the Company's business taking into account the combined operations of DWTS, Software Associates, and Megascore is more meaningful to an understanding of the Company than a discussion of the business of the Company as conducted prior to those acquisitions. Further, it should be noted that the financial information contained in Items 6 and 7 of this Report represent the combined operations of DWTS and Megascore for the two fiscal years ending September 30, 1996. The basis for such presentation is discussed in Note A to the financial statements contained in Item 7 of this Report.

      Readers of this Report also should note that the description of the Company's business contained in this Report relate exclusively to the electronic commerce software and service business conducted through DWTS, Software Associates, and Megascore. Prior to March 26, 1996, however, the Company was named Seahawk Capital Corporation. Seahawk Capital Corporation had, from time to time, other operations having no relationship to the Company's present business and management. Those prior operations were disposed of the by the Company. Immediately prior to March 26, 1996, the Company conducted no operations. March 26, 1996, was the date upon which the Company acquired all or the outstanding stock of DWTS. The history of Seahawk Capital Corporation and the disposition of those other operations are more fully described in the Company's Form 10-KSB for the year ended December 31, 1995, and Form 8-K dated March 26, 1996.

                                    BUSINESS

INTRODUCTION

      The Company is engaged in the business of developing, marketing and supporting software products and other services that enable businesses to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI") technologies. The Company offers electronic commerce solutions in EDI and Internet-based transaction processing. The Internet is a worldwide communications system that allows users to transmit and receive messages and information over telephone and other communications lines using terminals and computers.

      Electronic commerce ("EC") involves the automation of business transactions using telecommunications and computers to exchange and process commercial information and transactional documents. EDI is the direct, application-to-application transmission of business documents such as purchase orders, invoices, and remittance advice. Businesses immersed in electronic commerce have found EDI to be a vital component of their enterprise. EDI differs, however, from more elementary forms of communication because it provides for truly integrated information flow. For example, manufacturers of goods can create electronic catalogues of their products and prices such that their customers will have the ability to electronically enter purchase orders and complete the purchase, payment and other documentation of a purchase transaction.

      Electronic commerce has typically involved the use of a third-party or private value-added computer network ("VAN") to perform EDI, e-mail, electronic funds transfer, electronic forms, and bulletin board and electronic catalogue services. Users of private or third-party VANs may also have access through the VAN to directories or on-line information services. The major operators of VANS include Harbinger Corporation, General Electric, Sterling Commerce's Ordernet, IBM/Advantis, AT&T and Kleinschmidt. A VAN is, in effect, an electronic post office which electronically receives and delivers mail, in this case commercial documents, to the intended recipient. The Company's products and services work with all major value-added network providers.

      EDI can create commercial advantages for its users, including one-time data entry, reduced clerical workload and the elimination of paper records. EDI also allows for the rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying cost. EDI facilitates uniform communications with different trading partners, including customers, suppliers, common carriers, and banks or other financial institutions.

      The Company's present business strategy emphasizes the following types of markets and customers:

      - EDI-enabled suppliers of goods, such as manufacturers, that want to engage in electronic commerce with customers which are not EDI-enabled.

      - EDI-enabled purchasers, such as retailers or distributors of goods, that want to engage in electronic commerce with their suppliers which are not EDI-enabled.

      - Any businesses that want to engage outside service providers to manage or to assist in the management of their EDI function.

      - Businesses or groups of businesses that want to create "electronic storefronts" for goods and services on the World Wide Web. (The "World Wide Web" or "Web" is a series of computers called servers, which allow individuals, groups and businesses to publish information over the Internet to the general public. There are now some interactive applications allowing the public to respond or leave a message for the entity which publishes the information on the Web (the "Web Page" or "Web Site").)

      The Company has five principal software and service packages for those markets and customers:

      EDIBRIDGENET SERVICE (SM) - This is the name of DynamicWeb's electronic commerce service bureau. EDIbridgeNET is a service provided by the Company that allows for the transfer of information between trading partners. The service includes EDI mapping (substantive translation of data which preserves the meaning and substance of the data), and the translation and routing of business documents between third party EDI (VAN) networks, the Internet and private computer networks of the parties to the business transaction. Generally referred to as "EDI outsourcing", this service offers businesses cost-effective alternatives to investing in an in-house EDI System. The Company's clients can opt for EDI outsourcing through EDIbridgeNET Service, allowing DynamicWeb to handle EDI mapping, translation and EDI standards maintenance.

      NETCAT(TM): This is the Company's software program which allows a seller of goods to create an electronic catalogue on the World Wide Web to offer and sell products electronically. NetCat allows a customer to browse through the catalogue, to place an order, and to be billed for, or to pay for, the order (through the use of Cybercash, a third-party credit card verification software licensed to the Company). This process is sometimes referred to as "order management." It is expected to be utilized predominantly in a business-to-business context. NetCat is used as part of the Company's EDIxchange Program.

      EDIXCHANGE PROGRAM(SM) - This is a combination of the Company's EDIbridgeNET service and NetCat software. The EDIxchange Program provides a seamless and cost effective way for EDI-enabled suppliers or retailers to conduct electronic commerce with their non-EDI trading partners. EDIxchange bridges the Internet with traditional EDI networks such as VANs by using the Company's service bureau, EDIbridgeNET. Combined with NetCat, the Company's order management software described above, this product allows businesses which do not have in-house EDI capability to communicate electronically with their larger, EDI-enabled business partners, using only Internet access and a standard Web browser (a Web browser, such as Netscape or Internet Explorer, allows Internet users to access various Web Sites on the Internet).

      SHIPTRAC(TM) - ShipTrac is the Company's Windows-based software application designed for manufacturers and suppliers of goods. It electronically creates a shipping manifest or list of products that are being shipped to a particular customer or distribution center. ShipTrac receives an electronic purchase order into a database, and a client then can print bar-coded shipping compliance labels. The system generates EDI standard advanced shipping notice documents (the manifest) which are sent electronically to a supplier's customers. When the goods are received, the bar codes on the products can be verified against the advanced shipping notice which has been electronically forwarded by ShipTrac.

      ELECTRONIC COMMERCE (EC) INTERFACE SOFTWARE FOR ACCOUNTING SYSTEMS - DynamicWeb has developed application interface modules for two mid-range accounting software systems, RealWorld and Synchronics. Designed for businesses using those systems, the EC Interface allows a business to import and export business documents electronically from those software applications. Generally, the Company sells this product through distributors of the Real World and Synchronics software.

ELECTRONIC COMMERCE AND ELECTRONIC DATA INTERCHANGE

      Some aspects of electronic commerce ("EC") and electronic data interchange ("EDI") are discussed below:

      TRADING COMMUNITIES. Groups of companies that regularly trade with each other generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. Certain trading communities are defined by trading standards, protocols, rules or procedures adopted through trade organizations. The adoption of EDI as an accepted means of transmitting business documents and data has occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of communicating business documents. Large companies within a trading community often are described as "hubs" and their trading partners as "spokes." A hub company and its trading partners communicate through electronic networks, generally either third party networks or a private network owned and operated by the hub company. Hub companies decide to implement EDI generally for one or more of the following reasons:

      - To enable a reduction in inventories by reducing the time required to notify vendors and replenish stocks.

      - To reduce the administrative handling costs of documents that they send or receive from their suppliers or customers.

      - To improve customer support and service levels by eliminating data entry errors.

      For the above stated reasons, a hub company often adopts as a stated business objective that all of its trading partners use EDI as the principal means of transferring business documents. Spoke companies, in turn, often expand the electronic commerce community by also requesting or requiring their trading partners to transmit business documents using EDI. This expanding number of trading partners adopting EDI results in the establishment of distinct trading communities comprising potential software customers and network subscribers for EDI services.

      EDI TRANSACTION FLOW. In a typical EDI transaction, a trading partner (the "sending partner") first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a transaction set. Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to either the receiving partner's computer or to a central computer system (similar to a mailbox at a post office) that serves as a value-added network shared by many trading partners. Value-added networks receive documents for subsequent delivery to the intended trading partner (the "receiving partner"), and connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner accessing another's computer. EDI partners use VAN services because it eases the burden of having to install and maintain communication configurations for each trading partner. The connection to a VAN is a single connection no matter how many trading partners the recipient has. The VAN "normalizes" the issues of protocols, time zones, hardware and software differences in that all participants in the EDI transaction do not have to have the same software applications or hardware.

      EDI INDUSTRY STANDARDS. EDI has been further promoted through the adoption of EDI standards within various industries. These standards define the content and format of business documents, such as the data required to be included in purchase orders, invoices, shipping notices, and other business documents. Before these standards were adopted, electronic document transmission was based on proprietary formats agreed to by two trading partners. However, incompatible computer systems and differing proprietary formats limited widespread adoption of EDI.

      EXISTING VAN SERVICES. The Company does not operate a VAN and does not intend to operate a VAN for the foreseeable future. The Company's products and services are designed both to interface with existing VAN's and also to operate without a VAN (point to point EDI over the Internet without the need for a VAN as a midpoint) thereby permitting EDI-enabled trading partners to conduct electronic commerce with their non-EDI-enabled trading partners.

      The major operators of VANs include Harbinger Corporation, GE, Sterling Commerce Ordernet, IBM/Advantis, AT&T and Kleinschmidt. The Company's products and services work with all major VAN providers.

INTERNET STRATEGY

      One of the Company's principal strategies is delivering electronic commerce solutions to business customers, which utilize the Internet. The Company's Internet strategy focuses on using the Internet to complement existing VANs and proprietary EDI networks, or possibly to replace the use of VANs and proprietary EDI networks with point to point EDI over the Internet. The Company believes that EDI-enabled companies can reach a much wider range of their trading partners by using an Internet-based approach, as a result of the increasing availability and general use of the Internet and the cost advantages of an Internet-based approach over VANs and proprietary EDI networks. The success of that strategy will depend, among other things, upon the Internet becoming an accepted vehicle for electronic commerce and communication among businesses.

      The Internet is an interconnected global network of computer networks linked together through a common protocol. Unlike other public telecommunications networks, the Internet is not managed by a single corporation, government agency or other entity. The market for software to access the Internet and related services is rapidly emerging and standards and technologies for communicating information over the Internet are constantly evolving. Businesses can exchange documents and electronic mail, access a wide range of commercial information, and establish a presence on the World Wide Web. The Web is the part of the Internet where information and documents reside in a standard format thereby enabling them to be easily displayed and linked for access by other Internet users on the Web. By using a special programming language called hypertext markup language (HTML), a user can establish a presence on the Web known as a Web Page or Home Page and can link with other users of the Web. To date, the Internet has not been accepted as a medium for processing routine business transactions between organizations, in part due to perceived or actual security and reliability issues.

CUSTOMERS AND MARKETS

      EDI has been used since the mid-1970's. Nevertheless, the Company believes that the electronic commerce market is still in its early stages, in that relatively-few companies engage in EC. The Company believes that a significant barrier for businesses to join the electronic commerce network has been the cost of maintaining standard translation software, host system modifications, dedicated proprietary VANs, and resources required to maintain EDI. The industry, and more importantly, EDI-enabled suppliers and retailers, have continued to look for solutions to lower existing EDI-related costs, while at the same time spawn increased EDI utilization.

      To date, the Company has had a limited number of customers using these new EDI/Internet technologies. The types of customers the Company intends to focus on are discussed below.

      THE EDI-ENABLED SUPPLIER. The Company believes that a significant number of suppliers now using EDI would like to increase the utilization of EDI with their customers. However, a significant investment in hardware and software at each customer location is required in the proprietary equipment and software necessary for a customer to link with the supplier either directly or through a VAN. A smaller customer may not have the resources to make such an investment, or the investment may not be cost-justified based upon the customer's transaction volume with the supplier.

      The Company's EDIxchange Program Suite provides a cost-effective solution for this situation. The Company can assist the supplier to create a secure Web-enabled Internet site with an electronic system for customer orders and development of an electronic catalog by use of NetCatTM, all using the supplier's existing EDI system and documents. The system will allow non-EDI customers to view the supplier's product catalogs, place orders on-line, and send an EDI Standard purchase order to the supplier. The customer will need only Internet access and a Web browser to engage in those transactions.

      THE HUB MODEL. The Hub Model is similar to the EDI-Enabled Supplier Model, but is targeted at the purchaser rather than the supplier. The Company believes that a significant number of wholesalers and retailers which are now using EDI would like to increase the utilization of EDI with their suppliers, primarily by reaching its smaller supplier with a cost-justified mechanism for electronic commerce transactions.

      In the Hub Model, the Company's EDIxchange Suite can be configured for a retailer, effectively reversing the functions of the Supplier Model described above. The Company can assist the retailer or other purchaser to create a secure Web-enabled Internet site with NetCat again using the purchaser's existing EDI system and documents. The system will allow non-EDI suppliers to receive purchase orders electronically using only a Web browser and Internet access.

      THE ELECTRONIC COMMERCE SERVICE BUREAU. The Company believes that a significant number of businesses may want to "outsource" all or a part of their electronic commerce functions. This market includes presently EDI-enabled businesses, as well as businesses that do not presently conduct electronic commerce. That is one of the services historically provided by Software Associates, Inc. and which the Company intends to market. Using Software Associates' experience in that area, combined with the Company's software products, the Company offers its services as an EC Service Bureau through its EDIbridgeNET Program.

      SUPPLIERS REQUIRED TO SEND ADVANCE SHIPPING NOTICES. ShipTrac will be marketed to EDI-capable suppliers, which become mandated by their customers to use UCC128 bar-coded shipping labels and to send EDI standard documents such as advance ship notices. This process is complex and cumbersome for suppliers to integrate into their existing systems, and the Company believes ShipTrac will reduce the complexity for implementing this requirement and complying with the requests of such trading partners.

      BUSINESSES USING REALWORLD OR SYNCHRONICS ACCOUNTING SYSTEMS. A significant number of businesses use the Real World or the Synchronics accounting systems, but are not EDI capable. Those businesses can easily use the Company's existing products to begin electronic commerce.

      To date, the above target markets are undeveloped and largely untested. Due to the limited sales by the Company to date, there can be no assurance as to the degree, if any, that these markets and target customers will develop generally or will be receptive to the Company's products and services.

SALES AND MARKETING

      The Company's goal is to establish and expand the number of trading partners using the Company's service bureau and complimentary electronic commerce software solutions. To reach this goal, the Company plans to market and sell its electronic commerce business solutions to enterprises which are EDI-capable, and which lack EDI compliance with their trading partners. Additionally, the Company will focus its marketing efforts for EDI outsourcing to EDI-capable suppliers, which typically have a backlog in their management information system ("MIS")/EDI group, and have an immediate need to respond to customers' requests.

      IDENTIFY KEY BUSINESS PARTNERS - DynamicWeb has introduced its Business Partners Program to establish alliances between the Company and key business partners who specialize in business automation and electronic commerce. Those key business partners are expected to be VANs, EDI software companies, EC consultant groups, Web content developers, business re-engineering consultants, and accounting software providers. See "Strategic Relationships" below.

      The objective of the Business Partners Program is to integrate the Company's products and services with those of its business partners and to promote Company services along with products and services sold by its business partners.

      EXPAND MARKETING AND SALES EFFORTS NATIONALLY - As of March 1, 1997, the Company employs five people in sales and marketing, two of whom directly sell the Company's software and services. Compensation to sales personnel is in the form of a base salary and commissions. To reach a broader market, the Company plans to expand the number of sales people it employs.

      Lead generation and advertising will focus on national electronic commerce/EDI trade shows, journal advertisements in national electronic commerce publications, and public speaking engagements in EDI/Internet forums. The Company will also evaluate which industry specific trade shows/journals to participate in. The Company will be joining national electronic commerce/EDI trade groups such as CommerceNet and DISA, which represent both users and providers of EDI-related services.

      Expansion of sales efforts will be implemented in stages, as market trends indicate acceptance of the emerging electronic commerce marketplace and as the Company's capital availability allows.

STRATEGIC RELATIONSHIPS

      Since October, 1996, the Company has entered into co-marketing and strategic alliances with the following companies:

      EMJ ("EMJ"), Apex, North Carolina. EMJ is an Internet Web content developer working with many large businesses in the Raleigh/Durham Research Triangle Park area. DynamicWeb was chosen as the exclusive Internet-EDI solution provider for EMJ Internet. EMJ Internet is a division of EMJ America, a $150 million (sales) computer hardware and software distributor.

      ER Enterprises ("ER"), Columbus, Ohio. ER is an EDI consulting group that assists retailers in implementing electronic commerce strategies. ER Enterprises is a sales agent for the Company's EDI outsourcing and Internet-EDI solutions.

      AFTEC Corporation ("AFTEC"), Livingston, New Jersey. AFTEC, the developer of a manufacturing and distribution software package, will build an electronic commerce interface into their application and offer DynamicWeb's Service Bureau as a turnkey EC solution for their clients.

      ID2000 ("ID2000"), Berlin, New Jersey. ID2000 is a management information consulting firm offering turnkey information systems solutions to its clients. ID2000 is a sales agent for the Company's electronic commerce solutions.

PRODUCT DEVELOPMENT

      The Company presently has several product development initiatives. One initiative involves "point-to-point EDI." This technology would permit electronic document interchange directly over the Internet, avoiding altogether a VAN. The Company is working on modifications to the NetCat software and the EDIxchange system to permit the point-to-point EDI.

      Another initiative involves an upgrade of NetCat to a "Version 3.0." Presently, NetCat can use only ASCII files and HTML. The Company is working on making NetCat compatible with SQL databases (such as Oracle and Sybase), which would allow NetCat to function with a larger group of customer databases. Also, the Company is working on making NetCat compatible with the Adobe Acrobat reader, which would allow NetCat to create a wider variety of graphics.

      Another initiative involves an upgrade of the Company's EDIxchange program suite to permit the creation of an "Integrated UPC Catalogue." Presently, under the Company's EDIxchange program suite, as utilized in the Hub Model, the Hub company/purchaser is required to input manually its suppliers' catalogues on the Hub company's Web Site. The Company is working on an upgrade to that software under which the suppliers would maintain their own catalogue information, including the UPC (Universal Product Code) information, electronically on the Hub company's Web Site, thus permitting the Hub company to browse that database or catalogue for purchasing.

      Another initiative involves the upgrade of the Company's EC Interface Software for Accounting Systems. Presently, the Company's version of that software allows for the electronic import and export of business documents from RealWorld and Synchronics accounting systems only. The Company is working on an upgrade which would permit interface with other accounting systems. The new product would be Windows-based and would function with the Company's EDI service bureau EDIbridgeNET.

      The Company's final major initiative at present involves an upgrade of the Company's EDIbridgeNET communications network. Presently, the Company administers its own communications network relating to EDIbridgeNET, such as the modems and other hardware necessary to communicate with its EDI customers. The Company is evaluating the feasibility of outsourcing that core communication function to a telecommunications company.

      Each of the foregoing product development initiatives is subject to risk. The Company cannot predict when any of them would be completed, if at all. There is no assurance that the Company will develop successfully or in a cost-effective manner any of the products or product enhancements discussed, or that they will find market acceptance if developed.

COMPETITION

      The electronic commerce and EDI network services and computer software markets are highly competitive. Aside from the Internet, numerous companies supply electronic commerce network services, and several competitors target specific vertical markets such as the pharmaceutical, agribusiness, retail and transportation industries. Competitors provide software designed to facilitate electronic commerce and EDI communications. Existing VANs provide network services and related software products and services. Other competitors provide PC-based computer programs and network services specifically targeted to facilitate electronic banking transactions. These competitors include banks and financial institutions that operate privately-owned computer networks that link directly to their commercial customers. The Company believes that many of its competitors have significantly greater financial and personnel resources than the Company.

      Competition from Internet-based competitors is also significant. The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. A group of computer companies including some competitors of the Company, and the Company itself, have formed Commerce Net, a business entity which has announced an intention to explore the use of the Internet for commercial applications. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies, including Sprint, MCI, AT&T and Microsoft, either have or are expected to have Internet access services. Similarly, the major on-line service companies, such as America On-Line, Compuserve and Prodigy, also offer Internet services and are expected to enhance the services in the future to include certain aspects of electronic commerce. If the Internet becomes an accepted method of electronic commerce, the Company could lose network customers which would reduce recurring revenue from network services and have a material adverse effect on the Company.

COMPETITIVE STRATEGY

      The Company's competitive strategy is to offer electronic commerce solutions using Internet and EDI technology through designs that can be customized to fit a customer's specific needs.

      The Company intends to apply its Internet and EDI technology products, its development efforts, and its marketing efforts, at the "application layer" of electronic commerce. The application layer addresses the customers' immediate need to work with product catalogues and receive useful business documents. The application layer is distinguished from the "core" or "infrastructure" layer, which addresses formatting of EDI documents, communications, data encryption, and other basic elements of transmitting an EDI document over the Internet. At the application layer, one assumes that a properly-formatted EDI document can be securely transmitted over the Internet.

      The Company intends to avoid competing at the EC core or basic infrastructure technology layer. In that regard, it does not intend to compete in technical and product categories such as encryption and authentication schemes, secure transport methods, EDI mailboxing services, secure browsers and servers, or low-level communication protocols.

      Further, the Company intends to market products that require the EDI trading partners to have only a standard Web browser with "standard" plug-ins (like Adobe Acrobat and Sun's Java). The Company will centralize EDI translation and mapping from its application interface to the EDIbridgeNet outsource service bureau.

      DynamicWeb intends to differentiate itself in the marketplace for Internet/EDI solutions with NetCat. The Company believes that its existing competition currently offers generic, form-based software solutions with limited functionality. In contrast, EDIxchange provides both product catalog and order management. When combined with the Company's service bureau, the Company can offer customers a complete, turnkey electronic commerce solution.

      There can be no assurance that the Company will be successful in its effort or that it will not be materially adversely affected by competitive factors.

INTELLECTUAL PROPERTY RIGHTS

      The Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar or superior technology. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the electronic commerce industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or services infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, irrespective of their merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements, or prevent the Company from using certain technologies. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

      The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to on-line services, EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Telecommunications Act of 1996 amended the federal telecommunications laws to lift restrictions on regional telephone companies and others competing with the Company and to impose certain restrictions regarding obscene and indecent content communicated to minors over the Internet or through interactive computer services.

The Telecommunications Act of 1996 imposes fines and other criminal liability on any entity that knowingly uses a telecommunications device or interactive computer service to send obscene or indecent material to minors or permits any telecommunications facility under such entity's control to be used for such a purpose. Litigation has been filed in federal court challenging the constitutionality of those provisions of the Act. A temporary restraining order has been issued by a federal court enjoining the US Attorney General from enforcing the Act's "indecency" prohibition. The Company cannot predict the impact, if any, that this Act and future court opinions, legislation, regulations or regulatory changes may have on its business. Management believes that the Company is in compliance with all material applicable regulations.

      The Company has not adopted a specific intention with respect to compliance with ISO 9000 standards for software development and maintenance services. The Company does not believe that failure to adopt ISO 9000 compliance has had, or in the future will have, a material adverse effect on its business. However, the Company will continue to assess ISO 9000.

EMPLOYEES

      As of April 30, 1997, the Company had 17 full-time employees, of whom approximately 6 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately 5 are marketing and sales personnel, approximately 3 are customer support and operations personnel, and approximately 3 are involved in administration and finance.

EXECUTIVE OFFICERS

      The executive officers of the Company and their ages as of April 30, 1997, are as follows:

NAME                          AGE         POSITION

Steve L. Vanechanos, Jr.(1)   43          Chairman of the Board,
                                          Chief Executive Officer

Steve Vanechanos, Sr.(1)      67          Director, Treasurer and
                                          Secretary

Kenneth R. Konikowski         50          Director and Executive
                                          Vice President

(1)   Mr. Vanechanos, Sr. is the father of Mr. Vanechanos, Jr.

      STEVE L. VANECHANOS, JR. became President and Director of the Company on March 26, 1996. He has been President of DynamicWeb Transaction Systems, Inc. since its inception in 1995. He also was a founder of Megascore, Inc. in 1981. He has a Bachelor of Science in Finance and Economics from Fairleigh Dickinson University, Rutherford Campus.

      STEVE VANECHANOS, SR. became Secretary, Treasurer and Director of the Company on March 26, 1996. He was a founder of Megascore, Inc. in 1981 and DynamicWeb Transaction Systems, Inc. in 1995. He attended Newark College of Engineering in Newark for two years. He continued his education with certifications from PSI Programming Institute in New York City and with courses in principles of accounting at ABA Institute, Hudson County Chapter.

      KENNETH R. KONIKOWSKI became a Director and the Executive Vice President of the Company on November 1, 1996. Prior to that date, Mr. Konikowski was President of Software Associates.

                           INVESTMENT CONSIDERATIONS

      The following factors are important and relevant considerations in evaluating the business of the Company and a potential investment in the Company's securities.

      LIMITED OPERATING HISTORY; NO ASSURANCE OF SUCCESSFUL OPERATIONS. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has incurred net losses and no assurance can be made that the Company will become profitable in the near future, if at all. The Company's prospects are subject to all of the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company intends to operate. To address these risks, the Company must, among other things, further develop supporting software from third parties or develop such software; commercially offer its services; successfully implement its marketing strategy; respond to competitive developments; attract, retain and motivate qualified personnel; and develop, upgrade, and protect its technology. No assurance can be given that the Company will succeed in addressing any or all of these issues and the failure to do so would have a material adverse effect on the Company's business, prospects, financial condition and operating results.

      ANTICIPATED LOSSES. The Company anticipates realizing only limited revenue for the foreseeable future. The Company's ability to generate meaningful revenue thereafter is subject to substantial uncertainty. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it further develops its technology and attempts to market its services, increases its marketing activities, creates and expands the distribution channels for its services and broadens its customer support capabilities. Accordingly, the Company expects to incur losses for the foreseeable future. No assurance can be given that the Company's services will be developed, marketed, expanded, or rendered successfully or on a timely basis, if at all, or that the Company will be successful in obtaining market acceptance of its services. No assurance can be given that the Company will ever be able to achieve or sustain operating profitability.

      NEED FOR SUBSTANTIAL ADDITIONAL CAPITAL. During April of 1997, the Company raised $600,000 in gross proceeds through the private placement of units composed of promissory notes and Common Stock. The proceeds from that offering are expected to permit the Company to operate only through June 30, 1997. The Company anticipates only limited revenues will be available to fund its operations without substantial additional capital. Further, although the Company has signed a Letter of Intent with an underwriter for a proposed $6,000,000 public offering of Common Stock, there can be no assurance that the public offering will be successfully completed, if at all, or that the Company will receive adequate financing from the proposed public offering. The Company has no other current options to fund its continued existence in the event the public offering does not occur or does not occur within a reasonable time. If the proposed public offering does not occur on a timely basis, the Company may be unable to fund its business plan and may be forced to cease to operate. The auditor's opinion to the financial statements of the Company included at Item 7 of this Report have been prepared assuming the Company will continue as a going concern.

      CONTROL BY EXISTING MANAGEMENT. As of April 30, 1997, the existing management of the Company controls approximately 59% of the shares of Common Stock eligible to vote and will therefore be able to elect all of the members of the Board of Directors and control the outcome of any issues which may be subject to a vote of the Company's stockholders.

      PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Some portion of the Company's Common Stock currently trades on the NASD's OTC Bulletin Board. See "Common Stock Eligible for Resale," below. If the Company proceeds with the planned public offering, the Company intends to apply to list the Common Stock on the NASD's Small Cap Market. There can be no assurance that a market for the Common Stock will develop or be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. Further, if the proposed public offering is not consummated, the interest of the investment community in the stock is likely to be reduced and purchasers may be unable to sell their securities.

      COMMON STOCK ELIGIBLE FOR RESALE. Of the 7,667,266 shares of Common Stock presently outstanding, over 7,000,000 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act. Future sales of such shares are likely to depress the market price of the Company's Common Stock, which would have an adverse effect on the value of the securities included in the Units.

      EARLY STAGE OF MARKET DEVELOPMENT; UNPROVEN ACCEPTANCE OF THE COMPANY'S PROPOSED PRODUCTS AND SERVICES. Most of the Company's services are designed to facilitate electronic commerce. A major focus of the Company's products and services is the Internet, which is a worldwide communications system that allows users to transmit and receive messages and information over telephone and other communications lines using terminals or computers. See "Dependence on the Internet and on Internet Infrastructure Development," below. The market for the Company's services is at an early stage of development, is evolving rapidly, and is characterized by an increasing number of market entrants who have introduced or are developing competing products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Market acceptance will depend, in large part, upon the ability of the Company to demonstrate the advantages and cost effectiveness of its products over existing products. There can be no assurance that the Company will be able to market its products successfully or that its current or future products will be accepted in the marketplace. As a result of the Company's recent introduction of its products into the market and their limited use to date, there can be no assurance that those products will achieve market acceptance or will produce substantial revenues.

      DEPENDENCE ON THE INTERNET AND ON INTERNET INFRASTRUCTURE DEVELOPMENT. The use of the Company's services is dependent upon the continued development of an industry and infrastructure for providing Internet access and carrying Internet traffic. The commercial market for products and services for use with the Internet and the World Wide Web has only recently begun to develop. The Internet may not prove to be a viable commercial marketplace or communications network because of many factors, including inadequate development of the necessary capacity, a reliable network, acceptable levels of security or timely development of complementary products, such as high speed modems. Further, there can be no assurance that the Internet will retain its current pricing structure, which is flat-rate, independent of volume, and independent or the time of day.

      The adoption of the Internet for commerce and as a means of communication, particularly by those individuals and enterprises that historically have relied upon traditional means of commerce and communication, will require a broad acceptance of new methods of conducting business and exchanging information. Enterprises that already have invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new strategy that may limit or compete with their existing business. Individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to alter those patterns.

      Thus far, significant commercial use of the Internet has not developed, in part, because of the lack of security and verification processes. Although the Company's products have been designed to address security and verification issues, there can be no assurance that widespread commercial use of the Internet for electronic commerce will develop, or that even if such use does develop, that the Company's products will achieve market acceptance. If the Company's market fails to develop or develops more slowly than expected, or if the infrastructure for the Internet is not adequately developed or the Company's services do not achieve market acceptance by a significant number of individuals and businesses, the Company's business, financial condition, prospects and operating results will be materially and adversely affected. See "BUSINESS - Electronic Commerce and Electronic Data Interchange" and "Risks Associated with Encryption Technology."

      RELIANCE ON LIMITED NUMBER OF PRODUCTS. The Company expects that substantially all of the Company's revenues will be derived from its EDIxchange product and service, its EDIbridgeNet service, and (to a lesser extent) its NetCat product. If these products are not successful, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be adversely affected. The Company presently has no plans to develop or produce additional products in the foreseeable future.

      DEVELOPMENT OF NEW SERVICES, INDUSTRY ACCEPTANCE AND TECHNOLOGICAL CHANGE. A substantial portion of the Company's anticipated revenue will be derived from fees charged to businesses and individuals for transactions effected through the Company. Accordingly, broad acceptance of the Company's services by these businesses and individuals is critical to the Company's success. Further, the Company will likely be required to design, develop, test, introduce and support new services and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. The market for the Company's proposed services is characterized by rapidly changing technology and evolving industry standards. The Company's proposed services are designed around certain technical standards with respect to data encryption; and therefore current and future sales of the Company's services will be dependent on industry acceptance of such standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively marketing or developing its products or services. No assurance can be given that the Company's services will achieve market acceptance; that the Company will be successful in developing and introducing its proposed services or new services that meet changing customer needs; that the Company will be able to respond to technological changes or evolving industry standards in a timely manner, if at all; or that the standards upon which the Company's services are or will be based will be accepted by the industry. In addition, no assurance can be given that services or technologies developed by others will not render the Company's services noncompetitive or obsolete. Those could include the elimination or replacement of EDI. The inability of the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that renders the Company's services noncompetitive or obsolete, would have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS - Marketing and Sales."

      RISKS OF DEFECTS AND DEVELOPMENT DELAYS. The Company has not sold a material amount of its services or products. Services based on sophisticated software and computing systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. The Company may experience delays in the development of the software and computing systems underlying the Company's proposed products and services. In addition, there can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the underlying software, or that the Company will not experience development delays, which could result in delays in the market acceptance of its services and could have a material adverse effect on the Company's business, financial condition, prospects and operating results.
See "BUSINESS - Product Development."

      COMPETITION. The EDI market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments. The Company does and will compete with many companies that have substantially greater financial, marketing, technical and human resources than the Company. The principal competitors in EDI and in the delivery of EDI over the Internet are, at present, Harbinger Corporation, Sterling Commerce and GEIS, each of which has announced plans to design and develop software products and to provide services that facilitate electronic commerce over the Internet. Virtually all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of the Company's current or potential competitors, such as Netscape, Microsoft and AT&T have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle products that compete with the Company for sale to their customers, the demand for the Company's services may be substantially reduced, and the ability of the Company to broaden the utilization of its services would be substantially diminished. No assurance can be given that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS - Competition."

      NEW MARKET ENTRANTS. In addition to existing competitors, there are many companies that may enter the market in the future with new technologies, products and services that may be competitive with services offered or to be offered by the Company. Because there are many potential entrants to the field, many of which are likely to have substantially greater resources than the Company, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the Company's services. The Company expects competition to persist and intensify in the future. If the market becomes congested with competition, the Company may not be able to compete in its intended marketplace, if at all.

      DEPENDENCE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. The Company currently licenses certain proprietary and patented technology from third parties. All of the Company's planned services incorporating data encryption and authentication is based on proprietary software of RSA Data Security ("RSA") incorporated in certain other software from Community Creations related to the Web server utilized by the Company, which is available on a non-exclusive basis. No assurance can be given that the encryption software presently available to the Company will continue to be available to the Company on commercially reasonable terms, or at all. Additionally, there is no assurance that if a new encryption technology develops, that it will be available to the Company on commercially acceptable terms, if at all.

      The Company also licenses Gentran software from Sterling Commerce. Gentran is EDI translator software which translates electronic documents for Standard EDI format to a more useful form. This is licensed on a non-exclusive basis. No assurance can be given that Gentran will continue to be available to the Company on commercially reasonable terms, or at all, although there is other commercially available EDI transfer software. The lack of availability of EDI translator software could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

      The Company also licenses Cybercash software, which is credit card verification software, on a non-exclusive basis. No assurance can be given that Cybercash will continue to be available to the Company on commercially reasonable terms, or at all. The lack of availability of credit card verification software could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

      No assurance can be given that the Company's third party licenses will continue to be available to the Company on commercially reasonable terms, or at all. The loss of or inability to maintain any of those software licenses could result in delays in introduction of the Company's services until equivalent software, if available, is identified, licensed and integrated into the Company's planned services, which could have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS - Intellectual Property Rights."

      Because certain of the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's sales. See "BUSINESS - Competitive Strategy."

      RELIANCE ON PERL. The Company's proprietary software is written in Practical Extraction and Reporting Language ("PERL"), which is the computer program language utilized for Internet applications. Because the Internet is not controlled or supervised by any one person or group, the evolution and continued utilization of PERL cannot be controlled or predicted. Changes in or the elimination of PERL could cause the Company to have to assume responsibility for support and development of that software, which could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

      ABILITY TO RESPOND TO RAPID CHANGE. The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. The market for EDI products and Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The Company will be required to manage effectively its strategic position in a rapidly changing environment. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it will introduce such products on a timely basis, or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products to technological change would have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company's management team to respond effectively to and manage rapidly changing technological and business conditions as well as the growth of its own business, should it occur, could have material adverse impact on the Company's business, results of operations and prospects. See "Reliance on Limited Number of Products," above.

      DEPENDENCE ON DISTRIBUTION AND MARKETING RELATIONSHIPS. The Company has few sales and marketing employees and does not have established distribution channels for its services. In order to generate substantial revenue, the Company must achieve broad distribution of its services to businesses and individuals and secure general adoption of its services and technology. No assurance can be given that the Company will be able to generate sufficient demand for its services and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition, prospects and operating results. A key element of the Company's current business and its future business strategy is to maintain and develop relationships with leading companies that market software products and EDI-related services.

      The Company has entered into value added-reseller ("VAR"), distribution, co-marketing and other agreements with a number of companies. See "BUSINESS - Strategic Relationships." Many of these agreements are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. The Company believes that its success in penetrating markets for its EDI products and services depends in large part on its ability to maintain these relationships, to add the Company's EDIxchange products and services to such arrangements, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that the Company's VAR partners, distributors and comarketers, most of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company or form additional competing arrangements with the Company's competitors. See "BUSINESS - Marketing and Distribution."

      DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT. The Company's success and ability to compete are dependent in part upon its proprietary technology relating to its NetCat software. The Company has applied for a patent covering that software, but to date no patent has been granted. There can be no assurance that the applied-for patent will be granted, or, if granted, will be effective to protect the Company's rights in its NetCat technology. In addition, the software and electronic commerce industries are characterized by the existence of a large number of patents, and litigation based on allegations of patent infringement is not uncommon. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company believes that it is not infringing on the rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents of third parties on commercially reasonable terms. See "BUSINESS - Proprietary Information."

      RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY. A significant barrier to Internet commerce is the ability to exchange financial information securely over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect the secure exchange of financial information over the Internet, including public key cryptography technology licensed from RSA. No assurance can be given that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA or other algorithms used by the Company to protect customer transaction data. In August and September 1995, certain RSA algorithms used by Netscape were compromised. There can be no assurance that the Company's security will not likewise be compromised. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, prospects and operating results. In addition, no assurance can be given that existing security systems of others will not be penetrated or breached, which could have a material adverse effect on the market acceptance of Internet security services, which in turn could have a material and adverse effect on the Company's business, financial condition, prospects and operating results.

      LIABILITY AND AVAILABILITY OF INSURANCE. The Company is responsible for the electronic transmission of commercial transaction data for its customers, including, without limitation, purchase orders, payments, invoices, and advance ship notices. If the Company were unable to fulfill its contractual obligations to its customers, whether due to failure of its software, to failure of the Internet, EDI or telecommunications services to function properly, to failure of its employees, contractors, agents or representatives, or for any other reason, the Company could be subject to claims for the value of the lost business to its customers. The liability could be substantial. If the Company incurs substantial liability to its customers due to its breach, it may materially and adversely affect the Company's ability to complete its plan of operation. The Company has no insurance to cover those types of liability.

      FLUCTUATING QUARTERLY RESULTS; CYCLICAL BUSINESS. The Company's future revenues and operating results may fluctuate materially as a result of, among other things, the timing of the introduction of, or enhancements to, the Company's services, demand for the Company's services, the timing of introduction of products or services by the Company's competitors, market acceptance of Internet commerce, the timing and rate at which the Company increases its expenses to support projected growth, the budgeting and purchasing practices of its customers, the length of the customer product evaluation process for the Company's products, the size and timing of customer orders, competitive conditions in the industry, and other factors inherent in a new, developing business. Fluctuations in revenues and operating results may cause volatility in the Company's stock price.

      DEPENDENCE UPON KEY PERSONNEL. The Company's success will depend in part upon the retention of key senior management and technical personnel, particularly Steve Vanechanos, Jr., co-founder of the Company and Chairman of the Board, and Kenneth Konikowski, Executive Vice President of the Company. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company. Several, but not all, of the Company's employees have signed confidentiality and non-competition agreements. The Company presently maintains key man life insurance on Steve Vanechanos, Jr. in the amount of $3,000,000. There can be no assurance that the Company will be able or willing to continue to maintain such insurance.

      ABILITY TO ATTRACT QUALIFIED PERSONNEL. The Company believes that its future success also depends upon its ability to attract and retain additional highly skilled technical, professional services, management and sales and marketing personnel. The market for skilled programmers and other technically skilled employees is highly competitive and other companies with greater resources can pay higher salaries and greater benefits. To attract quality personnel, the Company may be required to offer Common Stock or stock options, which will dilute investors' interests. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. The Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

      MANAGEMENT OF GROWTH. If the Company experiences a period of rapid growth, that a significant strain may be placed on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to hire additional management and technical personnel, particularly in the marketing and customer support arm. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, that would have a material adverse effect on the Company's financial condition, prospects, and operating results.

      ABILITY TO ISSUE BLANK CHECK PREFERRED STOCK; NEW JERSEY ANTI-TAKEOVER PROVISIONS. The Company's Board of Directors has proposed, subject to shareholder approval, an amendment to its Certificate of Incorporation (the "Certificate Amendment") to provide that the Board of Directors shall have the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of preferred stock.

      In addition, the Company is subject to the anti-takeover provisions of the New Jersey Shareholder Protection Act, which, among other things, will prohibit it from engaging in a "business combination" with an "interested stockholder' for a period of five years after the date of the transaction in which the person became an interested stockholder (the "Stock Acquisition Date"), unless the business combination is approved by the Company's Board of Directors prior to the Stock Acquisition Date. The application of such Act also could have the effect of delaying or preventing a change-in-control of the Company. Furthermore, certain provisions of the Certificate Amendment, if approved by the Company's shareholders, and the Company's Bylaws, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, as well as certain contractual provisions could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock and may have the effect of delaying or preventing a change-in-control of the Company. These provisions may also reduce the likelihood of an acquisition of the Company at a premium price by another person or entity.

      GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct regulation by any federal or state government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. If the Internet becomes more generally accepted, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws may address user privacy, pricing and characteristics and quality of products and services, among other things. The recently enacted Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. The adoption of any laws or regulations governing commerce on the Internet may result in decreased growth of the Internet, which could have an adverse effect on the Company's business, financial condition, prospects and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

      POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software or services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation has often been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition, prospects or operating results.

      SUBSTANTIAL OPTIONS RESERVED. Under the Company's 1997 Employee Stock Option Plan (which has been approved by the Board of Directors and which will be presented to the shareholders at the annual meeting for their approval), the Company may issue options to purchase up to an aggregate of 900,000 shares of Common Stock to employees and officers. Further, under the Company's 1997 Stock Option Plan for Outside Directors (which has been approved by the Board of Directors and which will be presented to the shareholders at the annual meeting for their approval), the Company may issue options to purchase up to an aggregate of 300,000 shares of Common Stock to its outside directors. Any such options may further dilute the net tangible book value of the Common Stock and an investor's interest in the Company. Further, the holders of such options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

      DIFFICULTY OF TRADING "PENNY STOCKS." The Company's securities may be subject to rules that imposes additional sales practice requirements on broker-dealers who sell lower-priced securities to persons other than established customers (as defined in such rules) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers in this Offering to resell the Common Stock in the secondary market.

ITEM 2.  PROPERTIES.

      The Company recently moved its corporate offices to 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey. It has entered into two leases for approximately 5,400 square feet for its executive and administrative staff at an aggregate monthly rental of $6,400. The Company believes that such space will be sufficient for its needs for the foreseeable future and that alternative space is available at rental rates which would not materially adversely affect the Company.

      The Company owns its former offices (at 1033 Route 46 East, Clifton, New Jersey, which it acquired in its acquisition of Megascore in November of 1996). It has vacated those premises, which are listed for sale. Those premises are mortgaged with an approximately $190,000 mortgage.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not a party to any material proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      A portion of the Company's common stock which is not restricted is traded on the National Association of Securities Dealers ("NASD") Over the Counter ("OTC") Bulletin Board Service under the symbol "DWEB."

      The range of high and low bid quotations for the Company's Common Stock for the two most recently completed fiscal years and the current fiscal year to date were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                    Bid
                                             -------------------
Quarter Ended                                 High          Low
-------------                                ------       ------

December 31, 1994                            $ 0.01       $ 0.01
March 31, 1995                                 0.01         0.01
June 30, 1995                                  0.01         0.01
September 30, 1995                             0.01         0.01

December 31, 1995                            $ 0.01       $ 0.01
March 31, 1996*                               5            4 1/2
June 30, 1996                                 4 3/8        4 1/2
September 30, 1996                            4 1/8        3 7/8

December 31, 1996                             3 3/4        3
March 31, 1997                                3 3/8        3 1/8

--------------

* On March 5, 1996, the Company effectuated a 100 for one reverse stock split whereby each 100 shares of Common Stock were combined into one share of Common Stock. The information in the above table was not retroactively adjusted on account of that combination of shares.

      At April 30, 1997, there were 7,667,270 shares of the Company's common stock outstanding held by approximately 3,255 holders of record.

      The Company did not declare or pay cash dividends on the Common Stock during 1995 or 1996. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the financial statements included in this Report and in conjunction with the description of the Company's Business under Item 1 of this Report. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

      This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Investment Considerations" as well as those discussed elsewhere in this Report.

      It should be noted also that the discussion in this Item 6 relates to the combined operations of DWTS and Megascore for the two fiscal years ending September 30, 1996. Prior to March 26, 1996, however, the Company was named Seahawk Capital Corporation. Seahawk Capital Corporation had, from time to time, other operations having no relationship to the Company's present business and management. Those prior operations were disposed of by the Company. The history of Seahawk Capital Corporation and the disposition of those other operations are more fully described in the Company's Form 10-KSB for the year ended December 31, 1995 (then filed under the name Seahawk Capital Corporation) and Form 8-K dated March 26, 1996.

                               FINANCIAL CONDITION

      As of September 30, 1996, the Company had cash of $174,403 and total current assets of $276,989.

      The Company had a net loss of $455,230 for the year ended September 30, 1996, and negative cash flow from operations of $411,544. The Company funded its activities during the fiscal year primarily through the private sale of equity securities which raised $597,750. The balance of cash remaining from such activities is the $174,403.

      Those capital resources are not believed to be adequate to finance the Company's activities for the full year ended September 30, 1997. As a result, the Company engaged in a private placement of $250,000 of Common Stock and another private placement of $600,000 of units consisting of promissory notes and Common Stock. Further, the Company expects to engage in one or more other public or private sales of equity securities in order to provide additional capital for its operations. Readers of this Report should pay close attention to the opinion of the Company's auditors as it pertains to the Company's financial condition, and also to the Investment Considerations discussed in Item 1 of this Report.

                              RESULTS OF OPERATIONS

THE YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

      For the fiscal year ended September 30, 1996 ("fiscal 1996"), the Company recognized net sales of approximately $460,000 compared to fiscal year ended September 30, 1995 ("fiscal 1996") of approximately $640,000. The decrease of net sales of approximately $180,000 was attributable the Company's change in focus of its core business and it needed to market its new products and services; EDIxhange Suite (a web-based, EDI order facilitation, and catalog system) and EDIbrideNET Services

(a full line of EDI and Internet outsourcing services). The decrease is also due to a decline in hardware systems due to anticipated future declining profit margins.

      System sales decreased to approximately $147,000 for fiscal 1996 from approximately $297,000 in fiscal 1995. The decrease is due a change in the Company's focus of its core business and a need to market its EDI products. The Company also is anticipating declining profit margins of its hardware sales. System sales includes sales of hardware and software to customers

      Service sales decreased to approximately $313,000 for fiscal 1996 from approximately $343,000 in fiscal 1995. The decrease is due to the shift in the Company's marketing of its services in the electronic commerce industry. Service sales includes customer set-up fees, training cost, EDI charges and consulting, maintenance and support fees, consulting fees.

        Cost of system sales was approximately $71,000 or a gross profit of 52% for fiscal 1996 as compared to approximately $159,000 or a gross profit of 46% for fiscal 1995. The increase in gross profit was attributable to selling more software then hardware products. Cost of systems includes the cost of computer hardware and sublicensed software.

      Cost of services was approximately $81,000 for fiscal 1996 or a gross profit of 74% for fiscal 1996 as compared to approximately $84,000 or a gross profit of 75% for fiscal 1995. There was no significant change for the fiscal year.

      Selling, general and administrative increased approximately $354,000 to approximately $719,000 in fiscal 1996 as compared to approximately $365,000. The increase is attributable to higher marketing expenses, salaries and office expenses in the Company's effort to market its new products and services.

      Research and development expense was approximately $29,000 for fiscal 1996 as compared to approximately $12,000 for fiscal 1995. The increase is due to the Company's developing an order processing software for the internet.

      Interest expense was approximately $23,000 for the fiscal years 1996 and 1995 which represents the expense of financing the Company's office condominium and automobiles.

      Interest income increase by approximately $6,000 to approximately $9,000 in fiscal 1996 as compared to $3,000 in fiscal 1995 as a result of the Company's investing its excess cash form private placements.

      Net loss for fiscal 1996 was approximately $455,000 or .07 per share as compared to nil for fiscal 1995 as the Company is marketing and directing its attention in expanding its internet product and services.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
DynamicWeb Enterprises, Inc.
Fairfield, New Jersey


     We have audited the accompanying consolidated balance sheet of DynamicWeb Enterprises, Inc. and subsidiaries (formerly Seahawk Capital Corporation) as at September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of DynamicWeb Enterprises, Inc. and subsidiaries (formerly Seahawk Capital Corporation) as at September 30, 1996 and the results of their operations and their cash flows for the years ended September 30, 1996 and September 30, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, a substantial portion of the Company's resources may be depleted before it is able to market and derive significant revenues from its products and services. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Richard A. Eisner & Company, LLP

New York, New York
April 7, 1997

With respect to Note J[8]
April 30, 1997

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                           CONSOLIDATED BALANCE SHEET

                            AS AT SEPTEMBER 30, 1996

                                   A S S E T S

Current assets:

   Cash and equivalents  . . . . . . . . . . . . . . . . . . .        $ 174,403
   Accounts receivable, less allowance for doubtful accounts
     of $34,328  . . . . . . . . . . . . . . . . . . . . . . .           70,518
   Prepaid and other current assets  . . . . . . . . . . . . .           32,068
                                                                      ---------
          Total current assets . . . . . . . . . . . . . . . .          276,989

Property and equipment (Notes D and E) . . . . . . . . . . . .          239,889

Patents and trademarks, less amortization of $2,166  . . . . .           19,299
                                                                      ---------
          T O T A L  . . . . . . . . . . . . . . . . . . . . .        $ 536,177
                                                                      =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable  . . . . . . . . . . . . . . . . . . . . .        $  34,581
   Accrued expenses and other  . . . . . . . . . . . . . . . .           18,487
   Current maturities of long-term debt (Note E) . . . . . . .           12,434
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . .           11,330
                                                                      ---------
          Total current liabilities  . . . . . . . . . . . . .           76,832

Long-term debt, less current maturities (Note E) . . . . . . .          197,661
                                                                      ---------
          Total liabilities  . . . . . . . . . . . . . . . . .          274,493
                                                                      ---------
Commitments (Notes I and J)


Stockholders' equity (Notes A, F and J):

   Common stock - $.0001 par value; 50,000,000 authorized,
     6,548,511 issued and outstanding . . . . . . . . . . .                 655
   Additional paid-in capital  . . . . . . . . . . . . . . . .          676,215
   Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (415,186)
                                                                      ---------
          Total stockholders' equity . . . . . . . . . . . . .          261,684
                                                                      ---------
          T O T A L  . . . . . . . . . . . . . . . . . . . . .        $ 536,177
                                                                      =========


         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended
                                                          September 30,
                                                -------------------------------
                                                    1996                1995
                                                -----------         -----------

Net sales:

  System sales (Note H[3]) .............        $   147,337         $   296,763

  Services (Note H[3]) .................            312,730             342,980
                                                -----------         -----------

     T o t a l .........................            460,067             639,743
                                                -----------         -----------

Cost of sales:

  System sales .........................             71,205             158,820

  Services .............................             81,194              84,318
                                                -----------         -----------

     T o t a l .........................            152,399             243,138
                                                -----------         -----------

Gross profit ...........................            307,668             396,605
                                                -----------         -----------

Expenses:

  Selling, general and administra-
    tive ...............................            719,443             364,684

  Research and development .............             28,990              12,000
                                                -----------         -----------

     T o t a l .........................            748,433             376,684
                                                -----------         -----------

Operating income (loss) ................           (440,765)             19,921

Interest expense .......................            (23,271)            (23,350)

Interest income ........................              8,806               3,140
                                                -----------         -----------

NET LOSS ...............................        $  (455,230)        $      (289)
                                                ===========         ===========

Net loss per common share
  (Note C[7]) ..........................        $      (.07)        $      (.00)
                                                ===========         ===========

Weighted-average number of shares
  outstanding ..........................          6,382,873           6,205,000
                                                ===========         ===========



      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Notes A, F and J)



                                               Common Stock -                              Retained
                                              Par Value $.0001            Additional       Earnings
                                              ----------------             Paid-in       (Accumulated
                                         Shares            Amount          Capital         Deficit)         Total
                                        ---------        ---------        --------       ---------        --------

Balance - October 1, 1994 ......        6,205,000        $     621        $228,499       $  40,333        $269,453

Net loss .......................                                                              (289)           (289)
                                       ----------        ---------        --------       ---------        --------

Balance - September 30, 1995 ...        6,205,000              621         228,499          40,044         269,164

Issuance of common stock, net of
  $52,250 of costs .............          343,511               34         447,716                         447,750

Net loss .......................                                                          (455,230)       (455,230)
                                       ----------        ---------        --------       ---------        --------

BALANCE - SEPTEMBER 30, 1996 ...        6,548,511        $     655        $676,215       $(415,186)       $261,684
                                       ==========        =========        ========       =========        ========


         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended
                                                                                             September 30,
                                                                                     -------------------------
                                                                                        1996             1995
                                                                                     ---------        --------
Cash flows from operating activities:
   Net (loss) ................................................................       $(455,230)       $   (289)

Adjustment to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation and amortization ............................................          23,644           5,614
    Stock issued for compensation ............................................              10
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .............................           3,739         (24,810)
      (Increase) decrease in prepaid expenses
        and other current assets .............................................          (6,923)         18,023
      Increase (decrease) in accounts payable ................................           7,801          (1,910)
      Increase (decrease) in accrued expenses ................................          15,293          (2,368)
      Increase (decrease) in deferred revenue ................................             122          (1,549)
                                                                                     ---------        --------

        Net cash (used in) operating activities ..............................        (411,544)         (7,289)
                                                                                     ---------        --------

Cash flows from investing activities:
  Acquisition of property and equipment ......................................         (23,838)         (6,900)
  Acquisition of patents and trademarks ......................................         (21,220)           (245)
                                                                                     ---------        --------

        Net cash (used in) investing activities ..............................         (45,058)         (7,145)
                                                                                     ---------        --------

Cash flows from financing activities:
  Payment of long-term debt ..................................................         (11,909)        (13,772)
  Proceeds from issuance of stock ............................................         597,750
                                                                                     ---------        --------

        Net cash provided by (used in)
          financing activities ...............................................         585,841         (13,772)
                                                                                     ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH .....................................         129,239         (28,206)
  EQUIVALENTS

Cash and cash equivalents, beginning of year .................................          45,164          73,370
                                                                                     ---------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR .......................................       $ 174,403        $ 45,164
                                                                                     =========        ========

Supplemental schedule of noncash investing
  and financing activities:
  During the year ended September 30, 1995,
    the Company financed $31,316 of property
    and equipment
Supplemental disclosure of cash flow information:
  Cash paid for interest during the year .....................................       $  21,271        $ 23,350


         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Basis of Presentation:

      The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWE") and its wholly owned subsidiaries, Megascore, Inc. and DynamicWeb Transactions Systems, Inc. ("DWTS") (the "Company"). All significant intercompany balances and transactions have been eliminated.

      DWTS, formerly a division of Megascore, Inc. was established as a separate legal entity on October 31, 1995. On February 7, 1996 DWTS issued all of its shares of its common stock to Megascore, Inc. On September 30, 1996, DynamicWeb Enterprises, Inc. acquired all the common stock of Megascore, Inc. for 50,000 shares of its common stock. The transaction was accounted as a combination of entities under common control. The accompanying financial statements retain the historical accounting basis for the net assets of Megascore, Inc, and gives effect to the operations of Megascore, Inc. for all periods presented.

      On March 26, 1996 DWTS was acquired by Seahawk Capital Corporation ("Seahawk"), a publicly held corporation which had 431,369 shares of common stock outstanding and no assets. Prior to the acquisition, Seahawk distributed all of its assets to its shareholders. In the acquisition the shareholders of DWTS received 4,913,631 shares of Seahawk's common stock. The acquisition is being accounted for as if DWTS were the acquiring entity. The shares of Seahawk are accounted for as being outstanding for all periods presented. In connection with the acquisition, 735,000 shares were issued to a finder and 75,000 shares were issued for legal fees. At the conclusion of this transaction, there were 6,155,000 shares outstanding.

      On May 14, 1996, Seahawk changed its name to DynamicWeb Enterprises, Inc. and concurrently increased the authorized number of shares of its common stock to 50,000,000 at a $.0001 par value. The accompanying financial statements give retroactive effect to the above transaction.

      On November 30, 1996, the Company acquired Software Associates, Inc. (Note J[2]).


(NOTE B) - The Company:

      DWE is in the business of facilitating electronic commerce transactions between business entities, developing, marketing and supporting software products and other services that enable business to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI"). DWE offers electronic commerce solutions in EDI and Internet-based transactions processing.

      Megascore, Inc. is a full-service systems integrator specializing in distribution, accounting and point-of- sale computer software consulting services for suppliers and retailers.

      Although the Company had working capital at September 30, 1996 and has subsequently raised net proceeds of approximately $772,000 in issuance of stock and notes (Notes J[1] and J[8]), a substantial portion of its resources may be depleted before the Company markets and derives significant revenues from its products and services. The Company is planning to raise additional equity through a proposed public offering of stock (Note J[4]). There is no assurance that the Company's products and services will be commercially successful.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Summary of Significant Accounting Policies:

      [1]   Revenue recognition:

            Revenues are recognized when products are shipped, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. The Company provides customer support as an accommodation to purchasers of its product and revenues are recognized when services are provided. The Company expects to enter into contracts with customers whereby revenues will be earned based upon a per transaction fee.

      [2]   Cash equivalents:

            The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

      [3]   Depreciation:

            Property and equipment are recorded at cost. Depreciation is provided on an accelerated method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful life of the asset.

      [4]   Patents and trademarks:

            Costs to obtain patents and trademarks have been capitalized. The Company has submitted numerous applications which are currently pending. These costs are being amortized over five years.

      [5]   Research and development:

            Research and development costs are charged to expense as incurred.

      [6]   Income taxes:

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset was fully reserved since the likelihood of realization of the benefit cannot be established.

      [7]   Loss per share of common stock:

            Net loss per share of common stock is based on the weighted average number of shares outstanding.

      [8]   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      [9]   Recently issued accounting pronouncements:

            In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("FASB 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. FASB 123 encourages companies, among other things, to establish a fair value based method of accounting for stock-based compensation plans and requires disclosure thereof on a fair value basis. The Company believes that adoption of FASB 121 and FASB 123 will not have a material impact on its financial statements. The Company has elected to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method.

     [10]   Fair value of financial instruments:

            The Company considers its financial instruments and obligations, which are carried at cost, to approximate fair value due to the near-term due dates.


(NOTE D) Property and Equipment:

      Property and equipment are as follows at September 30, 1996:

                                                     Estimated
                                            Cost    Useful Life
                                         --------   -----------

          Office facility condominium .  $156,600     20 years
          Office equipment. . . . . . .    17,865      5 years
          Computer equipment. . . . . .    80,372      5 years
          Automobiles . . . . . . . . .    33,876      5 years
                                         --------

                                          288,713
          Accumulated depreciation
             and amortization . . . . .    90,224
                                         --------
                                          198,489
          Land. . . . . . . . . . . . .    41,400
                                         --------
                                         $239,889
                                         ========

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Long-Term Debt:

            Long-term debt consists of the following at September 30, 1996:

    *Mortgage payable - due in July 2015;
        payable in varying monthly installments
        at an interest rate at the lower of
        prime plus 2% or 14.25% . . . . . . . . . . .  $190,805
     Auto loans - due through June 1999 payable in
        monthly installments of $767 at interest
        of 5.9% and 10.0% . . . . . . . . . . . . . .    19,290
                                                       --------
               Total indebtedness . . . . . . . . . .   210,095

     Less current maturities. . . . . . . . . . . . .    12,434
                                                       --------
               Noncurrent portion . . . . . . . . . .  $197,661
                                                       ========

      *Collateralized by an office facility condominium and land with a net book value of approximately $188,000.

      Maturities of long-term debt for the next five years are as follows:

            September 30,
            -------------

                  1997. . . . . . . . . . . . . . .  $ 12,434
                  1998. . . . . . . . . . . . . . .    12,945
                  1999. . . . . . . . . . . . . . .     7,411
                  2000. . . . . . . . . . . . . . .     4,500
                  2001. . . . . . . . . . . . . . .     4,500
                  Thereafter. . . . . . . . . . . .   168,305
                                                     --------

                              T o t a l . . . . . .  $210,095
                                                     ========


(NOTE F) - Stockholders' Equity:

      On March 26, 1996, the Company completed a stock offering under Regulation S, whereby it sold 343,511 shares of its common stock for $500,000 less fees in connection with such offering of $52,250 for net proceeds of $447,750.


(NOTE G) - Income Taxes:

      [1] The Company has a federal and state net operating loss carryforward of approximately $400,000 which expires in 2010. The tax benefits of these deferred tax assets are fully reserved for since the likelihood of realization of the benefit cannot be established.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


            The Tax Reform Act of 1986 contains provisions which limits the net operating loss carryforwards available for use in any given year should certain events occur, including significant changes in ownership interests. If the Company is successful in completing a proposed public offering as described in Note J[4], the utilization of its net operating loss carryover may be limited.

      [2] The tax effects of principal temporary differences and net operating loss carryforwards are as follows as at September 30, 1996:

                Asset:
                 Federal and state operating
                   loss carryforwards ..............       $ 148,000
                   Accounts receivable .............          13,000
                 Valuation allowance ...............        (161,000)

                 Net deferred tax asset ............       $  - 0 -
                                                           =========

            At September 30, 1995 there was no valuation allowance. The differences between the statutory Federal income tax rate of 34% are as follows:

                                                              September 30,
                                                         ---------------------
                                                          1996           1995
                                                          ----           ----

                Statutory rate (benefit) .........        (34.0)%        (34.0)%
                Valuation allowance ..............         34.0           34.0

                Effective tax rate ...............            0 %            0 %
                                                          =====         ======


(NOTE H) - Concentration of Credit Risks:

      [1]   Cash and cash equivalents:

            The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit.

      [2]   Accounts receivable:

            The Company routinely evaluates the credit worthiness of its customers to limit its concentration of credit risk with respect to its trade receivables.

      [3]   Significant customers:

            The Company had one customer that accounted for 23% of net sales for the year ended September 30, 1995 and two customers that accounted for 16% and 10% of net sales for the year ended September 30, 1996.

                          DYNAMICWEB ENTERPRISES, INC.
                     (formerly Seahawk Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Commitments:

      Leases:

      On October 1, 1996, the Company signed an operating lease for office space providing for the following future annual rental payments:

            Year Ending
           September 30,
           -------------
               1997. . . . . . . . . . . . .  $ 21,400
               1998. . . . . . . . . . . . .    36,800
               1999. . . . . . . . . . . . .    37,900
               2000. . . . . . . . . . . . .    38,600
               2001. . . . . . . . . . . . .    39,300
               Thereafter. . . . . . . . . .     3,300
                                              --------

                         T o t a l . . . . .  $177,300


(NOTE J) - Subsequent Events:

      [1]   Private placement:

            On November 21, 1996, pursuant to Regulation D, the Company sold 250,000 shares of its common stock for $250,000.

      [2]   Acquisition:

            On November 30, 1996, the Company entered into a stock purchase agreement with Software Associates, Inc. and its sole shareholder (the "SA Agreement") whereby the Company acquired all the issued and outstanding common stock of Software Associates, Inc. Software Associates, Inc. is an EDI service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI. The Company exchanged 860,000 shares of its common stock for all of the issued and outstanding shares of Software Associates, Inc. The Company further agreed to issue up to 1,140,000 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $3.375 per share for the five trading days immediately prior to January 30, 1999. In connection with this transaction, the Company incurred approximately $25,000 of professional fees.

            The SA Agreement also requires that the Company issue options for the purchase of 25,000 shares of its common stock to employees of Software Associates, Inc.

            In connection with the acquisition, the Company entered into a five year employment contract with the sole shareholder/President of Software Associates, Inc. The agreement provides for an annual salary of approximately $136,000 and includes a discretionary bonus as determined by the Company's Board of Directors.

                            DYNAMICWEB ENTERPRISES, INC.
                       (formerly Seahawk Capital Corporation)

                            NOTES TO FINANCIAL STATEMENTS


            Software Associates, Inc., leases its office space from a Partnership whose partner is the Executive Vice President of the Company. Annual rental payments are approximately $38,000 and the lease expires on June 30, 2018. Software Associates, Inc. has guaranteed the debt of the condominium office space which was approximately $249,000 as at November 30, 1996; the debt matures in August 2019.

            The assets acquired and liabilities assumed are as follows:

                  Current assets. . . . . . . .  $ 95,000
                  Fixed assets. . . . . . . . .     6,000
                  Purchased research and
                    development . . . . . . . .   714,000
                  Customer list . . . . . . . .   100,000
                  Current liabilities . . . . .   (26,000)
                  Other liabilities . . . . . .    (4,000)
                                                 --------
                                                 $885,000
                                                 ========

            The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase.

            The condensed unaudited pro forma information of the Company and Software Associates, Inc. for the year ended September 30, 1996 and September 30, 1995 are as follows as if the acquisition of Software Associates, Inc. occurred on October 1, 1994. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition occurred on October 1, 1994, nor is it indicative of the Company's future results.

                                                       September 30,
                                             ------------------------------
                                                 1996               1995
                                             ------------       -----------

                                                       (Unaudited)

                Net sales ............       $ 1,158,000        $ 1,432,000
                                             ===========        ===========

                Net (loss) ...........       $  (570,000)       $   (10,000)
                                             ===========        ===========

                (Loss) per share .....       $      (.08)       $      (.00)
                                             ===========        ===========


      [3] In February and March 1997, the Company received a loan from the President of $50,000. The Company paid back $40,000 to its President from the net proceeds of the private placements as described in Notes J[1] and J[8].

      [4] On February 1, 1997, the Company signed a letter of intent with an underwriter with respect to a proposed public offering of the Company's securities. The Company expects to incur significant additional costs in this connection therewith. In the event that the offering is not successfully completed, such costs will be charged to expense.

      [5] On March 7, 1997 the Board of Directors, subject to stockholders' approval, approved a reverse stock split for each share of common stock to be converted into .2608491 of one share and authorized 5,000,000 shares of preferred stock. Cash is to be issued to the stockholders for any fractional shares. The accompanying financial statements do not give retroactive effect thereto until stockholders' approval is obtained.

      [6] On April 28, 1997, the Board of Directors, subject to stockholders' approval, adopted a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to its outside directors to purchase up to 300,000 shares of the Company's common stock. Directors will be granted an option to purchase 15,000 of the Company's common stock at fair market value at the earlier of the public offering or September 30, 1997 and at each subsequent annual meeting of shareholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined in the Director Plan or the compensation committee waives the eleven-month continuous service requirement.

      [7] On March 7, 1997, the Board of Directors, subject to stockholders' approval, adopted the Company's 1997 employee stock option plan (the "Plan"), amended by the Board of Directors on April 29, 1997, under which incentive stock option and nonqualified stock options may be granted to purchase up to 900,000 shares of the Company's common stock. Grants to any one employee shall not exceed 250,000 options during any twelve-month period. Incentive stock options are to be granted at a price not less than the fair market value, or 110% of fair market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee.

      [8]   Private placement:

            On April 30, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent is entitled to a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering. Each unit consists of a $25,000 promissory note bearing interest at 8% and 11,943 shares of the Company's common stock. The notes are due at the earlier of the closing of the proposed public offering as described in Note J[4] or when the Company obtains an aggregate financing of $2,000,000 excluding expenses or March 31, 1999. The 11,943 shares of common stock in each unit will be subject to reduction by a contemplated reverse stock split (Note J[5]) to not less than 3,115 shares. The number of shares of common stock will increase or decrease in the event that the offering price of the proposed public offering is not $6.00 per common share.

      [9]  Late filings and annual report:

            The Company is required to file with the Securities and Exchange Commission Form 10-KSB for September 30, 1996, Form 10-QSB for the quarter ended December 31, 1996 and an amended Form 8-K for the acquisition of Megascore, Inc. and Software Associates, Inc. (Notes A and J[2]). The Company has not distributed its annual report to its shareholders. The Company expects to submit these late filings and distribute its annual report as soon as possible.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On February 24, 1997, the Issuer retained the services of Richard Eisner & Company, LLP as the Company's principal independent accountant and auditor ("Eisner"). Eisner's responsibilities include the audit of the Issuer's financial statements for the two fiscal years ending September 30, 1996.

      The circumstances of the retention of Eisner are discussed in the Company's Form 8-K as filed with the Commission dated February 19, 1997, as amended by the Amendment to Form 8-K dated March 12, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Directors and Executive Officers. The following table contains certain information with respect to the nominees for the Board of Directors (which includes all current directors) and the executive officers of the Company.

NAME                             AGE         POSITION

Steve L. Vanechanos, Jr.(1)       43    Chairman of the Board and President

Steve Vanechanos, Sr.(1)          67    Director, Vice President, Treasurer
                                        and Secretary

Kenneth R. Konikowski             50    Director and Executive Vice President

F. Patrick Ahearn, Jr.(2)         49    Director

Denis Clark                       53    Nominee

Frank DiPalma(3)                  51    Director

Robert Droste(2)(3)               43    Director

------------------


      (1) Steve Vanechanos, Sr. is the father of Steve L. Vanechanos, Jr. and Michael Vanechanos who, as of March 26, 1997, beneficially owns 7.86% of the Company's outstanding common stock (the "Common Stock"). See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      (2) Member of the Audit Committee of the Board of Directors. The Audit Committee recommends an outside auditor for the year and reviews the financial statements and progress of the Company. This Committee was formed in 1997.

      (3) Member of the Compensation Committee. The Compensation Committee meets on an as-needed basis between meetings of the Board of Directors to discuss compensation related matters. This Committee was formed in 1997.

      STEVE L. VANECHANOS, JR. became President and Chairman of the Board of Directors of the Company on March 26, 1996. He has been President of DynamicWeb Transaction Systems, Inc. ("DWTS"), a wholly-owned subsidiary of the Company, since its incorporation in October 1995. He also was a co-founder of Megascore, Inc. ("Megascore"), a wholly-owned subsidiary of the Company, in 1981 and has served as its President since April 1985. He has a Bachelor of Science Degree in Finance and Economics from Fairleigh Dickinson University, Rutherford Campus.

      STEVE L. VANECHANOS, SR. became Vice President, Secretary, Treasurer and a director of the Company on March 26, 1996. He was a co-founder of Megascore in 1981 and of DWTS in 1995. He has served as a Vice President of Megascore since April 1985 and of DWTS since october 1995. He attended Newark College of Engineering in Newark for two years. He continued his education with certifications from PSI Programming Institute in New York City and with courses in principles of accounting at ABA Institute, Hudson County Chapter.

      KENNETH R. KONIKOWSKI became the Executive Vice President and a director of the Company on December 1, 1996. Prior to that date, Mr. Konikowski was President of Software Associates, Inc. ("Software Associates"), which he founded in 1985. Software Associates is currently a wholly-owned subsidiary of the Company. See "Item 12. Certain Relationships and Related Transactions -- Acquisition of Software Associates and Megascore."

      F. PATRICK AHEARN, JR. became a director of the Company on March 26, 1996. Mr. Ahearn has served as a director of Megascore since 1985 and of DWTS since February 1996. Since 1993, Mr. Ahearn has served as the Chairman of the Board of E.C.M. Group, Inc., White Plains, New York. From 1992 to 1995, Mr. Ahearn served as Managing Director for Continental Bank and the President of 22 of its subsidiaries. He is also a Colonel in the United States Marine Corps. Mr. Ahearn has a Bachelor of Arts Degree from the College of Holy Cross.

      DENIS CLARK has served as Vice President of Sterling Commerce, Inc. from 1993 to 1996 and was employed by IBM Corporation as a Director of Consulting from 1991 to 1992 and as a Director of Software Marketing from 1989 to 1991.

      FRANK T. DIPALMA became a director of the Company on March 26, 1996. Since January 1997, Mr. DiPalma has been employed as Vice President of Operations and Engineering for Energy Corporation of America, Mountaineer Gas Division. Prior to that time, and during the past five years, he held various management positions for Public Service Electric and Gas, a public utility located in Newark, New Jersey. In 1995 and 1996, he was the owner of Palmer Associates, a management consulting company. Mr. DiPalma graduated from New Jersey Institute of Technology with a Bachelor of Science in Mechanical Engineering; Fairleigh Dickinson University with a Masters in Business Administration; and the University of Michigan's Executive Development Program.

      ROBERT DROSTE became a director of the Company on March 26, 1996. Mr. Droste has served as a director of Megascore since 1985 and of DWTS since February 1996. During the past five years, Mr. Droste has been the Director of Administration and Manager of Internal Audit for Russ Berrie & Co., Inc., Oakland, New Jersey. He has a Bachelor of Science Degree in Accounting from Fairleigh Dickinson University, Rutherford, New Jersey.

      Compliance With Section 16(a) of the Securities Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The rules of the SEC regarding the filing of such statements require that "late filings" of such statement be disclosed in this Information Statement.

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that, during the fiscal year ended September 30, 1996, its officers, directors, and greater than ten-percent beneficial owners complied with applicable Section 16(a) filing requirements, except that (i) Steve L. Vanechanos, Jr., Steve Vanechanos, Sr. and Frank DiPalma each inadvertently failed to file on a timely basis his Form 3; and (ii) F. Patrick Ahearn, Jr. and Robert Droste each inadvertently failed to file his Form 3 on a timely basis and one Form 4. Each of Messrs. Ahearn and Droste was required to file a Form 4 to report his acquisition of 157 shares of Common Stock pursuant to the Company's acquisition of Megascore, of which Messrs. Ahearn and Droste were shareholders.

ITEM 10.  EXECUTIVE COMPENSATION.

      General. There were no executive officers of the Company or any of its subsidiaries whose salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1996. The following table sets forth the compensation paid to Steve L. Vanechanos, Jr., the Company's President and Chief Executive Officer from March 26, 1996 to the present. Jonathan B. Lassers served as the Company's President and Chief Executive Officer from May 1995 until March 26, 1996.

                        SUMMARY COMPENSATION TABLE

     Name and                                         All Other
Principal Position           Year       Salary      Compensation(1)
------------------           ----       ------      --------------
Steve L. Vanechanos, Jr.    1996(2)   $58,762(3)      $10,580
President and Chief
Executive Officer

Jonathan B. Lassers         1996(4)          (5)              (5)
Former President and        1995             (6)              (6)
Chief Executive Officer

-----------------

(1) Consists of (a) lease payments totaling $4,580 made by the Company for automobiles used by Mr. Vanechanos, and (b) travel and entertainment expenses of approximately $6,000 paid by the Company.

(2) Mr. Vanechanos commenced his employment with the Company on March 26, 1996.

(3) This amount includes salary paid by Megascore during the year ended September 30, 1996. Megascore was acquired by the Company on September 30, 1996.

(4)   Mr. Lassers terminated his employment with the Company on March 26, 1996.

(5) Management has been unable to ascertain the amount of compensation paid to Mr. Lassers during the year ended September 30, 1996.

(6) Mr. Lassers commenced his employment with the Company in May 1995. Management has been unable to ascertain the amount of compensation paid to Mr. Lassers during the year ended December 31, 1995. According to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Mr. Lassers' compensation was less than $100,000 for such year.

      Stock Options. There were no executive officers of the Company or any of its subsidiaries who received or exercised stock options, stock appreciation rights or other stock awards from the Company during the fiscal year ended September 30, 1996. As of September 30, 1996, except for the Company's 1992 Stock Option Plan, the Company did not have in place any stock option, stock appreciation right, or similar compensation plan, nor were any options or stock appreciation rights outstanding and exercisable as of such date under the 1992 Stock Option Plan or otherwise. On March 7, 1997, the Company terminated the 1992 Stock Option Plan. The Board of Directors has adopted the 1997 Employee Stock Option Plan and the 1997 Stock Option Plan for Outside Directors (collectively, the "1997 Plans"), each subject to shareholder approval.

      Employment Agreement. As of September 30, 1996, the Company had no employment agreements with any of its executive officers. On December 1, 1996, Kenneth R. Konikowski, Executive Vice President of the Company, entered into an Employment Agreement with the Company (the "Employment Agreement"). The Employment Agreement expires on November 30, 2001 and specifies: term; Mr. Konikowski's position and duties; compensation; benefits; and termination rights. The Employment Agreement also contains a covenant not to compete, a proprietary right to inventions provision and confidentiality provisions, which inure to the benefit of the Company. The Employment Agreement also contains provisions allowing the Company to terminate Mr. Konikowski's employment for "Cause," as defined therein.

      Under the terms of his Employment Agreement, Mr. Konikowski serves as Executive Vice President and a member of the Company's Board of Directors and is entitled to an annual salary of $135,600. The Employment Agreement provides that this amount may be increased based on annual performance reviews pursuant to the Company's policies and practices. Mr. Konikowski is also eligible to be paid an annual bonus based on the Company's to-be-established incentive bonus plan. Mr. Konikowski also receives certain employee benefits: including $500,000 of life insurance, disability and health insurance, vacation days, and an automobile. He is also eligible to participate in the Company's 1997 Employee Stock Option Plan.

      The Employment Agreement provides that if Mr. Konikowski's employment is terminated by the Company other than for "Cause," "Disability" or "Material Breach," each as defined therein, or if he terminates his employment for "Good Reason," as defined therein, Mr. Konikowski is entitled to, in a lump sum, an amount equal to the commuted value of his base salary in effect or authorized at the time of termination for the period remaining until November 30, 2001 (determined by discounting all payments at a rate equal to the bond equivalent yield of the latest two-year Treasury Bill auction), to be paid in cash in the month next following his termination of employment. The Company is also required to maintain in full force and effect certain of Mr. Konikowski's employee benefits.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of March 26, 1997, for (i) each person who owns of record or is known by the Board of Directors to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each of the nominees for election as a director at the Annual Meeting (which includes all current directors), (iii) each person named in the Summary Compensation Table set forth herein under "Item 10. Executive Compensation" and (iv) all current directors and executive officers of the Company as a group, such person's name and address, the number of shares of Common Stock beneficially owned by such person, and the percentage of the outstanding Common Stock so owned. Unless otherwise indicated in a footnote, each of the following persons holds sole voting and investment power over the shares listed as beneficially owned.

Name and Address                   Amount and Nature
      of                             of Beneficial     Percent of
Beneficial Owner                    Ownership(1)(2)     Class(3)
----------------                   -----------------   ----------
Steve L. Vanechanos, Jr.              1,892,554          24.68%
29 Clarken Drive

West Orange, NJ  07052

Steve L. Vanechanos, Sr.              1,872,260          24.42%
96 Union Avenue
Rutherford, NJ  07070

Kenneth R. Konikowski(4)                860,000          11.22%
36 Pinebrook Road
Towaco, NJ  07082

Michael Vanechanos                      602,577           7.86%
129 S. Telegraph Hill Road
Holmdel, NJ  07703

Sierra Growth & Opportunity, Inc.       460,000           5.99%
551 Fifth Avenue, Suite 605
New York, New York  10017

F. Patrick Ahearn, Jr.                   13,775           0.18%
107 Maple Street
Rutherford, NJ  07070

Frank T. DiPalma                         43,356(5)        0.57%
179 Claremont Road
Ridgewood, NJ  07450

Robert Droste                            13,775           0.18%
24 Summit Road
Clifton, NJ  07012

Denis Clark (6)                               0           0.00%
8417 Greenside Drive
Dublin, Ohio  43017

Jonathan B. Lassers (7)                 165,000           2.15%
275 Uxbridge
Cherry Hill, New Jersey  08034

All directors and executive           4,695,720          61.25%
  officers as a group (6 in
  number)(8)

--------------------

      (1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the Securities and Exchange Commission ("SEC") and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after March 26, 1997. Beneficial ownership may be disclaimed as to certain of the securities.

      (2) Information furnished by the directors and executive officers of the Company.

      (3) Does not reflect 286,632 shares of Common Stock which the Company sold (but has not yet issued) in April 1997, as part of certain units (the "Units"), in a private placement pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the "Private Placement"). The number of such shares to be issued is subject to adjustment based on (i) a proposed 0.2608491-for-one reverse stock split and (ii) the provisions of the Units adjusting the number of shares to equal the quotient of (a) 18,750 divided by
            (b) the price at which shares of Common Stock are sold in the Company's proposed public offering. The Company anticipates that it will issue such shares on the earlier of (i) concurrently with the issuance of shares in such proposed public offering, or (ii) October 31, 1997.

      (4) Does not include additional shares of Common Stock that may be issuable in connection with the prior acquisition of Software Associates. See "Item 12. Certain Relationships and Related Transactions -- Acquisition of Software Associates and Megascore."

      (5)   All of such shares are held jointly by Mr. DiPalma and his spouse.

      (6) Mr. Clark is not a director of the Company. He has been nominated by the Board of Directors for election as a director at the Company's 1997 Annual Meeting of Shareholders to fill a current vacancy thereon.

      (7) Mr. Lassers served as President and Chief Executive Officer and a director of the Company from May 1995 until March 26, 1996. He has not been affiliated with the Company since such date.

      (8)   Does not include shares owned by Jonathan B. Lassers. See Footnote
            (7) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Acquisition of Software Associates and Megascore. On November 30, 1996, pursuant to the Stock Purchase Agreement dated such date among the Company, Software Associates and Kenneth R. Konikowski, the sole shareholder of Software Associates (the "SA Agreement"), the Company exchanged 860,000 shares of the Common Stock for all of the issued and outstanding capital stock of Software Associates. Software Associates is presently a wholly-owned subsidiary of the Company. It is engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of Electronic Data Interchange ("EDI").

      Pursuant to the SA Agreement, Kenneth R. Konikowski was named Executive Vice President and a director of the Company, and the Employment Agreement was executed. The Company further agreed to issue to Mr. Konikowski up to 1,140,000 additional shares of its Common Stock in the event the average closing bid price of the Common Stock does not equal $3.375 per share for the five trading days immediately prior to January 30, 1999. If any such additional shares are issued, the ownership interest of the other holders of Common Stock will be diluted in favor of Mr. Konikowski. On a pro forma basis assuming all of such shares were issued to Mr. Konikowski on April 14, 1997, Mr. Konikowski would own 22.7% of the outstanding Common Stock, and Steve L. Vanechanos, Jr. and Steve Vanechanos, Sr. would own 21.5% and 21.3% of the outstanding Common Stock, respectively.

      Pursuant to a letter agreement dated April 17, 1997 between the Company and Mr. Konikowski, the 1,140,000 shares and $3.375 per share price are subject to adjustment pursuant to any stock split, dividend, reclassification or combination (such as the Company's proposed 0.2608491-for-one reverse stock split pursuant to which such amount and price will be adjusted to 297,368 shares and $12.939 per share, respectively).

      On September 30, 1996, pursuant to the Stock Purchase Agreement dated such date among the Company, Megascore and its shareholders, the Company acquired all of the issued and outstanding capital stock of Megascore in exchange for 50,000 shares of Common Stock. Prior to such acquisition, Steve L. Vanechanos, Jr. and Steve Vanechanos, Sr. were the President and Vice President, Treasurer and Secretary, respectively, and collectively owned of record 76.4% of the outstanding capital stock, of Megascore. Megascore is presently a wholly-owned subsidiary of the Company. It is a full-service systems integrator specializing in distribution, accounting and point-of-sale computer software consulting services for suppliers and retailers.

      Significant Shareholder. As of March 26, 1997, Michael Vanechanos is the beneficial owner of 602,577 shares of Common Stock (7.86%). He purchased 327,577 of those shares from the Company for $100,000 in January 1996, and received 275,000 of those shares as a finder's fee from Berkshire Financial Corp. in connection with the Company's acquisition of DWTS. Mr. Vanechanos is presently employed as a securities trader at H.J. Meyers & Co., Inc. H.J. Meyers & Co., Inc. served as placement agent for the Private Placement and, in consideration therefor, received a fee of $60,000. Michael Vanechanos is the brother of Steve
L. Vanechanos, Jr., the Company's Chairman of the Board, President and Chief Executive Officer, and is the son of Steve Vanechanos, Sr., the Company's Vice President, Treasurer, Secretary and a director. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      Office Lease. The Company leases a portion of its office facility from the Mark Group, a partnership in which Kenneth R. Konikowski, the Executive Vice President of the Company and a director, is a partner. The annual rent under such lease is $37,500, subject to annual increases of up to 5%.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            The Exhibits required in response to this item are as follows:

Exhibit No. Description

3.1.1 Certificate of Incorporation of the Registrant as filed with the Secretary of State of New Jersey on August 7, 1979 (incorporated by reference to Exhibit 3.1.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

3.1.2 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on May 19, 1980 (incorporated by reference to Exhibit 3.1.2 filed with Registrant's Report on Form 10-K for the Year ended December 31,
            1991).

3.1.3 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on April 1981 (incorporated by reference to Exhibit 3.1.3 filed with Registrant's Report on Form 10-K for the Year ended December 31,
            1991).

3.1.4 Certificate of Amendment of Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on April 24, 1986 (incorporated by reference to Exhibit 3.1.4 filed with Registrant's Year ended December 31, 1991).

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

3.1.7 Certificate of Amendment to the Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on August 15, 1994 (incorporated by reference to Exhibit 3.1.7 filed with the Registrant's Report on Form 10-K for the year ended December 31, 1994).

3.1.8 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on May 14, 1996, changing the name of the Company to DynamicWeb Enterprises, Inc. (incorporated by reference to Exhibit 3.2.3 filed with Registrant's Form 10-KSB for December 31, 1995).

3.2.1 Bylaws of the Registrant adopted August 7, 1979 (incorporated by reference to Exhibit 3.2.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

3.2.2 Amendments adopted March 8, 1982 to Bylaws of the Registrant (incorporated by reference to Exhibit 3.2.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

3.2.3       Amended and Restated Bylaws of the Registrant adopted March 7, 1997.

10.1 Release and Severance Agreement dated February 12, 1993 between Seahawk Capital Corporation and Robert S. Friedenberg (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.2 Agreement dated February 24, 1995 between the Registrant and Jonathan B. Lassers as to the purchase of common stock (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated as of May 8, 1995).

10.3 Amendment Agreement dated May 1, 1995 between the Registrant and Jonathan B. Lassers as to the purchase of common stock and common stock purchase warrants (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated as of May 8, 1995).

10.4 Agreement dated February 29, 1996 between the Registrant and Jonathan B. Lassers as to the exchange of common stock for his common stock purchase warrants.

10.5 Stock Exchange Agreement dated as of December 31, 1994 among the Registrant, John C. Fitton and Seahawk Overseas Exploration Corporation (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated as of May 8, 1995).

10.6 Stock Purchase Agreement dated March 5, 1996 among the Registrant, DynamicWeb Transaction Systems, Inc. ("DWTS") and the shareholders of DWTS (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.7 Amendment to Stock Purchase Agreement dated May 14, 1996 between the Registrant and DWTS (incorporated by reference to Exhibit 10.14(A) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.8 Amendment to Stock Purchase Agreement dated June 13, 1996 between the Registrant and DWTS (incorporated by reference to Exhibit 10.14(B) to Registrant's Form 10-QSB for the period ended March 31,
            1996).

10.9 Stock Purchase Agreement dated September 30, 1996 among the Registrant, Megascore, Inc. and the shareholders of Megascore, Inc. (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated November 30, 1996).

10.10 Stock Purchase Agreement dated November 30, 1996 among the Registrant, Software Associates, Inc. and Kenneth R. Konikowski (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated November 30, 1996).

10.11 Amendment to Stock Purchase Agreement dated April 7, 1997 between the Registrant and Kenneth R. Konikowski.

10.12 Lock-Up Agreement dated November 30, 1996 among the Registrant, Steve L. Vanechanos, Jr. and Kenneth R. Konikowski.

10.13 Employment Agreement dated December 1, 1996 between the Registrant and Kenneth R. Konikowski.

10.14 DynamicWeb Enterprises, Inc. 1997 Employee Stock Option Plan (incorporated by reference to Annex B to the Registrant's Information Statement filed May 15, 1997, pursuant to Section 14(c) of the Securities Exchange Act of 1934).

10.15 DynamicWeb Enterprises, Inc. 1997 Stock Option Plan for Outside Directors (incorporated by reference to Annex C to the Registrant's Information Statement filed May 15, 1997, pursuant to Section 14(c) of the Securities Exchange Act of 1934).

10.16 Lease Agreement dated November 1, 1996 between Beauty and Barber Institute, Inc. and DynamicWeb Transaction Systems, Inc.

10.17 Lease Agreement dated July 1, 1994 between Software Associates, Inc. and The Mask Group.

16.1        Letter on change in certifying accountant (R. Andrew Gately & Co.)
            (incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K dated February 19, 1997 (to be filed by amendment)).

16.2        Letter on change in certifying accountant (Allen G. Roth, P.A.)
            (incorporated by reference to Exhibit 16.2 to the Registrant's Current Report on Form 8-K dated February 19, 1997, as amended by Amendment dated March 12, 1997).

21.1        Subsidiaries of the Registrant.

27.0        Financial Data Schedule.

      (b)   Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K for the quarter ended September 30, 1996.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1997                              DYNAMICWEB ENTERPRISES, INC.

                                          By   /s/ Steve L. Vanechanos, Jr.
                                               -------------------------------
                                                Steve L. Vanechanos, Jr.,
                                                President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steve L. Vanechanos, Jr.        President and Chief                       May 15, 1997
----------------------------
                                    Executive Officer, Director

/s/ Steve L. Vanechanos, Sr.        Treasurer, Chief Financial                May 15, 1997
----------------------------
                                    Officer, and Chief Accounting
                                    Officer, Director

/s/ Frank T. DiPalma                Director                                  May 15, 1997
----------------------------


/s/ F. Patrick Ahearn               Director                                  May 15, 1997
----------------------------


/s/ Robert Droste                   Director                                  May 15, 1997
----------------------------

/s/ Kenneth R. Konikowski           Director                                  May 15, 1997
-------------------------