Form 10QSB
period 1996-12-31
DYNAMICWEB ENTERPRISES INC
filed 1997-07-24
CIK 317788

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                          _________________________



                                 FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For quarterly period ended December 31, 1996

Commission file number 10039



DYNAMICWEB ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)



              New Jersey                        22-2267658
   (State or other Jurisdiction of          (I.R.S. Employer
    incorporation or organization)       Identification Number)


                        271 Route 46 West, Building F
                   Suite 209, Fairfield, New Jersey 07004
                  (Address of Principal Executive Offices)

                               (973) 244-1000
            (Registrant's telephone number, including area code)


                          _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.     Yes  [ X ]     No  [   ]


As of December 31, 1996, there were 7,658,511 shares of Common
Stock, $0.0001 par value, of the registrant outstanding.

                                   PART I
                            FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Condensed Consolidated Balance Sheets as at
            December 31, 1996 (unaudited) and
            September 30, 1996

            Condensed Consolidated Statements of Operations for the three months ended December 31, 1996 and 1995 (unaudited)

            Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 (unaudited)

            Notes to Condensed Financial Statements

                        DYNAMICWEB ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 31,   September 30,
                 A S S E T S                          1996            1996
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . .      $   189,650      $ 174,403
  Accounts receivable, less allowance for
    doubtful accounts. . . . . . . . . . . .          167,000         70,518
  Prepaid and other current assets . . . . .           34,607         32,068

    Total current assets . . . . . . . . . .          391,257        276,989

Property and equipment, net. . . . . . . . .          286,800        239,889

Patents and trademarks, net. . . . . . . . .           18,227         19,299

Customer list, net . . . . . . . . . . . . .           98,333

    T O T A L. . . . . . . . . . . . . . . .      $   794,617      $ 536,177

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . .      $    66,816      $  34,581
  Accrued expenses and other . . . . . . . .           64,260         18,487
  Current maturities of long-term debt . . .           14,552         12,434
  Loan payable - bank. . . . . . . . . . . .           14,750
  Deferred income taxes. . . . . . . . . . .           21,700
  Deferred revenue . . . . . . . . . . . . .           15,643         11,330

    Total current liabilities. . . . . . . .          197,721         76,832

Long-term debt, less current maturities. . .          195,069        197,661

    Total liabilities. . . . . . . . . . . .          392,790        274,493

Stockholders' equity:
  Common stock - $.0001 par value; 50,000,000
    authorized, 7,658,511 and 6,548,511
    issued and outstanding at December 31,
    1996 and September 30, 1996. . . . . . .              766            655
  Additional paid-in capital . . . . . . . .        1,811,103        676,215
  Accumulated deficit. . . . . . . . . . . .       (1,410,042)      (415,186)

      Total stockholders' equity . . . . . .          401,827        261,684

      T O T A L. . . . . . . . . . . . . . .      $   794,617      $ 536,177






                The accompanying notes are an integral part
                  of these condensed financial statements.

                        DYNAMICWEB ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                December 31,
                                             1996         1995
Net sales:
  System sales . . . . . . . . . . . .    $  17,619    $  53,618

  Services . . . . . . . . . . . . . .       77,278       99,491

    T o t a l. . . . . . . . . . . . .       94,897      153,109

Cost of sales:
  System sales . . . . . . . . . . . .       13,343       29,034

  Services . . . . . . . . . . . . . .       24,871       22,348

    T o t a l. . . . . . . . . . . . .       38,214       51,382

Gross profit . . . . . . . . . . . . .       56,683      101,727

Expenses:
  Selling, general and administrative.      283,317       98,070

  Research and development . . . . . .       27,225        3,000

    T o t a l. . . . . . . . . . . . .      310,542      101,070

Operating income (loss). . . . . . . .     (253,859)         657

Purchased research and development
  (Note C) . . . . . . . . . . . . . .     (738,710)

Interest expense . . . . . . . . . . .       (4,045)      (5,307)

Interest income. . . . . . . . . . . .        1,758          416

NET (LOSS) . . . . . . . . . . . . . .    $(994,856)   $  (4,234)

Net (loss) per common share. . . . . .    $    (.14)        -

Weighted-average number of shares
  outstanding. . . . . . . . . . . . .    6,949,707    6,205,000



The accompanying notes are an integral part
                  of these condensed financial statements.

                        DYNAMICWEB ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                            December 31,
                                                          1996         1995
Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . . .   $(994,856)   $  (4,234)

Adjustment to reconcile net (loss) to net cash
  from operating activities:
    Depreciation and amortization. . . . . . . . . .      10,251        2,897
    Purchased research and development . . . . . . .     738,710
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable . .      21,664         (373)
      (Increase) in prepaid expenses and other
        current assets . . . . . . . . . . . . . . .      (2,539)      (3,608)
      Increase (decrease) in accounts payable. . . .      28,931      (13,029)
      Increase (decrease) in accrued expenses. . . .      (9,249)       7,372
      Increase in deferred revenue . . . . . . . . .       4,313            5
          Net cash (used in) operating activities. .    (202,775)     (10,970)

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . .     (49,256)      (1,260)
  Acquisition of patents and trademarks. . . . . . .                   (7,708)
  Cash acquired upon acquisition . . . . . . . . . .      15,235
          Net cash (used in) investing activities. .     (34,021)      (8,968)

Cash flows from financing activities:
  Payment of long-term debt. . . . . . . . . . . . .      (2,707)      (2,903)
  Proceeds from loan - bank. . . . . . . . . . . . .       4,750
  Proceeds from issuance of stock. . . . . . . . . .     250,000
          Net cash provided by (used in) financing
            activities . . . . . . . . . . . . . . .     252,043       (2,903)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . .      15,247      (22,841)

Cash and cash equivalents - beginning of period. . .     174,403       45,164

CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . .   $ 189,650     $ 22,323

Supplemental disclosure of noncash investing and
  financing activities:
    The Company acquired Software Associates, Inc.
      on November 30, 1996 for 860,000 shares of the Company's stock in exchange for all of the stock issued and outstanding of Software
      Associates, Inc. (Note C)





The accompanying notes are an integral part
                  of these condensed financial statements.

                        DYNAMICWEB ENTERPRISES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(NOTE A) - Basis of Presentation and the Company:

      Basis of presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

      The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

      The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWE") and its wholly owned subsidiaries, Megascore, Inc., DynamicWeb Transaction Systems, Inc. ("DWTS") and Software Associates, Inc. (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

      The Company:

      DWE is in the business of facilitating electronic commerce transactions between business entities, developing, marketing and supporting software products and other services that enable businesses to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI").
DWE offers electronic commerce solutions in EDI and Internet-based transactions processing.

      Megascore, Inc. is a full-service systems integrator specializing in distribution, accounting and point-of-sale computer software consulting services for suppliers and retailers.

      DWTS, formerly a division of Megascore, Inc. was established as a separate legal entity on October 31, 1995. On February 7, 1996 DWTS issued all of its shares of its common stock to Megascore, Inc. On September 30, 1996, DynamicWeb Enterprises, Inc. acquired all the common stock of Megascore, Inc. for 50,000 shares of its common stock. The transaction was accounted as a combination of entities under common control. The accompanying financial statements retain the historical accounting basis for the net assets of Megascore, Inc. and gives effect to the operations of Megascore, Inc. for all periods presented.

      On March 26, 1996 DWTS was acquired by Seahawk Capital Corporation ("Seahawk"), a publicly held corporation which had 431,369 shares of common stock outstanding and no assets. Prior to the acquisition, Seahawk distributed all of its assets to its shareholders. In the acquisition, the shareholders of DWTS received 4,913,631 shares of Seahawk's common stock. The acquisition is being accounted for as if DWTS were the acquiring entity. The shares of Seahawk are accounted for as being outstanding for all periods presented. In connection with the acquisition, 735,000 shares were issued to a finder and 75,000 shares were issued for legal fees. At the conclusion of this transaction, there were 6,155,000 shares outstanding.

      On May 14, 1996, Seahawk changed its name to DynamicWeb Enterprises, Inc. and concurrently increased the authorized number of shares of its common stock to 50,000,000 at a $.0001 par value. The accompanying financial statements give retroactive effect to the above transaction.

      On November 30, 1996, the Company acquired Software
Associates, Inc. (Note C).

      On March 7, 1997, the Board of Directors, approved a reverse stock split for each share of common stock to be converted into
 .2608491 of one share and authorized 5,000,000 shares of preferred stock to be effected when a public offering occurs.
Cash is to be issued to the stockholders for any fractional shares. The stockholders approved these transactions on June 12, 1997 and the accompanying financial statements do not give retroactive effect to the above transactions.

(NOTE B) - Summary of Significant Accounting Policies:

      Net loss per share of common stock:

      Net loss per share of common stock is based upon the weighted average number of shares outstanding.

(NOTE C) - Acquisition:

      On November 30, 1996, the Company entered into a stock purchase agreement with Software Associates, Inc. and its sole shareholder (the "SA Agreement") whereby the Company acquired all the issued and outstanding common stock of Software Associates, Inc. Software Associates, Inc. is an EDI service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI. The Company exchanged 860,000 shares of its common stock for all of the issued and outstanding shares of Software Associates, Inc. The Company further agreed to issue up to 1,140,000 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $3.375 per share for the five trading days immediately prior to January 30, 1999. In connection with this transaction, the Company incurred approximately $25,000 of professional fees. The results of operations includes Software Associates, Inc. from December 1, 1996 through December 31, 1996.

      The SA Agreement also requires that the Company issue options for the purchase of 25,000 shares of its common stock to employees of Software Associates, Inc.

      In connection with the acquisition, the Company entered into a five year employment contract with the sole shareholder/
President of Software Associates, Inc. The agreement provides for an annual salary of approximately $136,000 and includes a discretionary bonus as determined by the Company's Board of Directors.

      Software Associates, Inc. leases its office space from a partnership whose partner is the Executive Vice President of the Company. Annual rental payments are approximately $38,000 and the lease expires on June 30, 2018. Software Associates, Inc. has guaranteed the debt (United States Small Business Administration guaranteed loan) of the condominium office space which was approximately $249,000 as at November 30, 1996; the debt matures in August 2019.

      The purchase price was recorded as follows:

          Current assets . . . . . . . . .    $133,381
          Fixed assets . . . . . . . . . .       5,167
          Purchased research and
            development. . . . . . . . . .     738,710
          Customer list. . . . . . . . . .     100,000
          Current liabilities. . . . . . .     (92,258)

               Total . . . . . . . . . . .    $885,000

      The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase.

      The condensed unaudited pro forma information of the Company for the three months ended and Software Associates, Inc. for the one month ended December 31, 1996 is as follows as if the acquisition of Software Associates, Inc. occurred on October 1, 1996. In addition, the pro forma adjustments are computed assuming the transaction was consummated at the beginning of the fiscal period presented giving effect to events directly attributable to the transaction and expected to have continuing impact. A material nonrecurring charge representing purchased research and development in the amount of $738,710 will be charged to operations but has been omitted from the pro forma results. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition occurred September 30, 1996, nor is it indicative of the Company's future results:

                                    Historical - December 31, 1996
                            Three           One
                         Months Ended   Month Ended
                          DynamicWeb     Software
                         Enterprises,   Associates,    Pro Forma    Pro Forma
                             Inc.           Inc.      Adjustments    Results
Net sales. . . . . . .    $  80,572      $ 14,325                   $  94,897
Cost of sales. . . . .       28,696         9,518                      38,214
Gross profit . . . . .       51,876         4,807                      56,683

Expenses:
  Selling, general and
    administrative . .    (263,042)       (20,275)      $(8,000)     (291,317)
  Research and
    development. . . .     (21,687)       ( 5,538)                    (27,225)

Total                      284,729        (25,813)       (8,000)     (318,542)

Operating (loss) . . .    (232,853)       (21,006)       (8,000)     (261,859)
Interest income. . . .       1,758                                      1,758
Interest expense . . .      (3,947)           (98)                     (4,045)

Net (loss) before
  nonrecurring charge.   $(235,042)      $(21,104)      $(8,000)    $(264,146)
Per share data:
  (Loss) before
    nonrecurring
    charge . . . . . .                                              $    (.04)
  Weighted average
    common shares
    outstanding. . . .   6,659,924        860,000                   7,519,924


(NOTE D) - Subsequent Events:

      [1]   In February and March 1997, the Company received a loan
from the President of $50,000. The Company subsequently paid back $40,000 to its President.

      [2]   On February 1, 1997, the Company signed a letter of
intent with an underwriter with respect to a proposed public offering of the Company's securities. The Company expects to incur significant additional costs in this connection therewith. In the event that the offering is not successfully completed, such costs will be charged to expense.

      [3] On April 28, 1997, the Board of Directors adopted and on June 12, 1997 the stockholders approved a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to its outside directors to purchase up to 300,000 shares of the Company's common stock. Directors will be granted an option to purchase 15,000 of the Company's common stock at fair market value at the earlier of the public offering or September 30, 1997 and at each subsequent annual meeting of shareholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined in the Director Plan or the compensation committee waives the eleven-month continuous service requirement.

      [4]   On March 7, 1997 the Board of Directors adopted and on
June 12, 1997 the stockholders approved the Company's 1997 employee stock option plan (the "Plan"), amended by the Board of Directors on April 29, 1997, under which incentive stock option and nonqualified stock options may be granted to purchase up to 900,000 shares of the Company's common stock. Grants to any one employee shall not exceed 250,000 options during any twelve-month period. Incentive stock options are to be granted at a price not less than the fair market value, or 110% of fair market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee.

      [5]   On April 30, 1997, pursuant to Regulation D, the
Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent is entitled to a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering.
The Company incurred $30,000 of deferred financing cost. Each unit consists of a $25,000 promissory note bearing interest at 8% and 11,943 shares of the Company's common stock. The notes are due at the earlier of the closing of the proposed public offering as described in Note D[2] or when the Company obtains an aggregate financing of $2,000,000 excluding expenses or March 31, 1999. The number of shares of common stock will increase or decrease not less than 3,115 shares in the event that the offering price of the proposed public offering is not $6.00 per common share.

            The value assigned to the notes is $313,000 and $287,000 representing debt discount. The debt discount and deferred financing cost will be amortized and charged to operations over the life of the note. The effective interest rate is approximately 37%.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's Business included in the Company's Form 10-KSB for the year ended September 30, 1996. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

      This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Form 10-KSB for the year ended September 30, 1996.

      The financial statements included in this report are the Company's consolidated results of operations for the Company and its three subsidiaries, DynamicWeb Transaction Services Inc.
(DWTS), Megascore, Inc. (Megascore) and Software Associates, Inc. (Software Associates).

Results of Operations

      Acquisition of Software Associates

      On November 30, 1996 the Company completed the acquisition of Software Associates, Inc., an electronic services company that provides EDI out-sourcing services to businesses. The acquisition has been included in the Company's consolidated results of operations from the date of the acquisition.

      Financial Condition

      As of December 31, 1996, the Company had cash of $189,650 and total current assets of $391,257.

      The Company had a net loss of $994,856 for the quarter ended December 31, 1996 (which includes a one time, non-recurring charge of $738,710 for the purchase of Software Associates' research and development), and negative operating cashflow of $202,775 that was funded by a private sale of 250,000 shares of common stock for $250,000 on November 21, 1996. (The "$250,000 Private Offering"). The remaining proceeds and cash from the acquisition of Software Associates provided funds for working capital and the purchase of property and equipment.

      Results of Operation for the three months ending
December 31, 1996

      For the quarter ending December 31, 1996 ("1996"), the Company recognized net sales of $94,897 compared to $153,109 for the same period in the prior fiscal period ("1995"). The decrease in sales of $58,212 was attributable to ongoing efforts to migrate away from some of the Company's historical products and to focus on the Company's core business, and the subsequent need to market the new products and services.

      For example, System sales declined to $17,619 in 1996 from 53,618 in 1995 due to the Company's focus on its new core business and the need to market its EDI/Internet services.
System sales include sales of hardware and software to customers. Service sales declined to $77,278 in 1996 from $99,491 in 1995 due largely to the shift from programming consulting services to EDI/Internet services, and the need to market EDI/Internet services. Programmers from the Company's consulting services activity were deployed to research and development of EDI/ Internet services.

      Cost of system sales (sale of hardware and customized software) was $13,343 in 1996 or a gross profit of 24.3% percent as compared to $29,034 or 45.8% in 1995. The decline is attributable to lower sales of high margin customized software, a direct result of the shift from customized software to development and sale of the Company's EDI/Internet products and services. Further, lower margin hardware sales in 1996 had become a larger component of system sales.

      Cost of services was $24,871 in 1996 or a gross profit of 67.8% as compared to $22,348 or a gross profit of 77.5% in 1995.
The decrease is attributable to the deployment of employees to support the company's shift to EDI/Internet services.

      Selling, general and administrative expenses increased to 283,317 in 1996 from $98,070 in 1995. The increase is attributable to the higher marketing expenses, salaries and office expenses associated with the Company's increased effort to market its EDI/Internet services and to implement an outreach program directed at the electronic commerce community.
Management believes the outreach program will provide the Company with an electronic commerce network to support all aspects of the Company's operations. There is no assurance that the outreach program will be successful.

      Research and development expenses increased by $24,225 from $3,000 in 1995 to $27,225 in 1996. The increase is attributable to expanded development of existing services, development of new services (ED Integrator and Ship Trac), and integrating the research and development operations of Software Associates into the Company.

      The increase in interest income is as a result of investing excess cash from the $250,000 Private Offering until required for operating funds.

Liquidity and Capital Resources

      The capital resources available to the Company are not believed to be adequate to finance the Company's activities for the full year ended September 30, 1997 and the Company will require substantial additional financing in order to continue its operations.

Subsequent Events

      In April 1997, the Company received $600,000 from a private placement of units consisting of promissory notes and common stock.

                                   PART II

                              OTHER INFORMATION



Item 1.          Legal Proceedings
                 Not applicable


Item 2.          Changes in Securities
                 Not applicable


Item 3.          Defaults Upon Senior Securities
                 Not applicable


Item 4.          Submission of Matters to a Vote of Securities
                 Holders
                 Not applicable


Item 5.          Other Information
                 Not applicable


Item 6.          Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                 27    Financial Data Schedule

                 (b)   Reports on Form 8-K

                 The Company filed a report on Form 8-K with the Securities and Exchange on November 30, 1996, as amended by Form 8-K/A filed July 21, 1997, relating to the acquisitions of Software Associates, Inc. and Megascore, Inc., including the necessary separate financial statements of Software Associates, Inc. and pro forma financial information.

                                 SIGNATURES

      In accordance with the requirements of the Securities
Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   DynamicWeb Enterprises, Inc.
                                           (Registrant)


July   , 1997                 By:  /s/ Steve Vanechanos, Jr.
   (Date)                          Steve Vanechanos, Jr.
                                   President and Chief Executive
                                   Officer