Form 10QSB
period 1997-03-31
DYNAMICWEB ENTERPRISES INC
filed 1997-08-01
CIK 317788

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                    _________________________



                           FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For quarterly period ended March 31, 1997

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


                    _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of March 31, 1997, there were 7,658,511 shares of Common
Stock, $0.0001 par value, of the registrant outstanding.

                             PART I

                      FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements

          Condensed Consolidated Balance Sheets as at
          March 31, 1997 (unaudited) and September 30,
          1996

          Condensed Consolidated Statements of
          Operations for the three and six months
          ended March 31, 1997 and 1996 (unaudited)

          Condensed Consolidated Statements of Cash
          Flows for the six months ended March 31, 1997 and 1996 (unaudited)

          Notes to Condensed Financial Statements

                  DYNAMICWEB ENTERPRISES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,    September 30,
                 A S S E T S                          1997            1996
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . .      $    48,998      $ 174,403
  Accounts receivable, less allowance for
    doubtful accounts. . . . . . . . . . . .          161,295         70,518
  Prepaid and other current assets . . . . .           29,084         32,068

    Total current assets . . . . . . . . . .          239,377        276,989

Property and equipment, net. . . . . . . . .          275,513        239,889

Patents and trademarks, net. . . . . . . . .           20,950         19,299

Customer list, net . . . . . . . . . . . . .           93,333

Deferred registration cost . . . . . . . . .           30,000      _________

    T O T A L. . . . . . . . . . . . . . . .      $   659,173      $ 536,177

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . .      $   186,373      $  34,581
  Accrued expenses and other . . . . . . . .           76,871         18,487
  Current maturities of long-term debt . . .            9,234         12,434
  Loan payable - bank. . . . . . . . . . . .           14,750
  Due to officer/stockholder . . . . . . . .           50,000
  Deferred revenue . . . . . . . . . . . . .           19,295         11,330

    Total current liabilities. . . . . . . .          356,523         76,832

Long-term debt, less current maturities. . .          189,938        197,661

    Total liabilities. . . . . . . . . . . .          546,461        274,493

Stockholders' equity:
  Common stock - $.0001 par value; 50,000,000
    authorized, 7,658,511 and 6,548,511
    issued and outstanding at March 31,
    1997 and September 30, 1996. . . . . . .              766            655
  Additional paid-in capital . . . . . . . .        1,811,103        676,215
  Accumulated deficit. . . . . . . . . . . .       (1,699,157)      (415,186)

      Total stockholders' equity . . . . . .          112,712        261,684

      T O T A L. . . . . . . . . . . . . . .      $   659,173      $ 536,177




          The accompanying notes are an integral part of these condensed financial statements.

                  DYNAMICWEB ENTERPRISES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Three Months Ended           Six Months Ended
                                             March 31,                   March 31,
                                         1997         1996          1997           1996
Net sales:
   System sales . . . . . . . . . .   $   42,264   $   26,916   $    59,883     $   80,534

   Services . . . . . . . . . . . .      139,634       72,021       216,912        171,512

          T o t a l . . . . . . . .      181,898       98,937       276,795        252,046

Cost of sales:
   System sales . . . . . . . . . .       10,282       13,656        23,625         42,690

   Services . . . . . . . . . . . .       50,183       22,150        75,054         44,498

          T o t a l . . . . . . . .       60,465       35,806        98,679         87,188

Gross profit. . . . . . . . . . . .      121,433       63,131       178,116        164,858

Expenses:
   Selling, general and
     administrative . . . . . . . .     361,340       131,922       644,657        229,992

   Research and development . . . .      65,348         3,750        92,573          6,750

          T o t a l . . . . . . . .     426,688       135,672       737,230        236,742

Operating (loss). . . . . . . . . .    (305,255)      (72,541)     (559,114)       (71,884)

Purchased research and development
   (Note C). . .. . . . . . . . . .                                (738,710)

Interest expense. . . . . . . . . .      (6,230)       (5,577)      (10,275)       (10,884)

Interest income . . . . . . . . . .         670           642         2,428          1,058

Net (loss) before benefit for
   income taxes . . . . . . . . . .    (310,815)      (77,476)   (1,305,671)       (81,710)

Benefit for income taxes. . . . . .      21,700                      21,700

NET (LOSS). . . . . . . . . . . . .   $(289,115)   $  (77,476)  $(1,283,971)    $  (81,710)
                                      =========    ==========   ===========     ==========

Net (loss) per common share . . . .       $(.04)        $(.01)        $(.18)         $(.01)
                                          =====         =====         =====          =====

Weighted-average number of shares
   outstanding. . . . . . . . . . .   7,658,511     6,205,000     7,300,214      6,205,000
                                      =========     =========     =========      =========

The accompanying notes are an integral part
                    of these condensed financial statements.

                  DYNAMICWEB ENTERPRISES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                        Six Months Ended
                                                             March 31,
                                                        1997          1996
Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . .   $(1,283,971)    $(81,710)

Adjustment to reconcile net (loss) to net
  cash (used in) operating activities:
    Depreciation and amortization. . . . . . . . .       21,038        6,265
    Purchased research and development . . . . . .      738,710
    Common stock issued for services . . . . . . .                        10
    Deferred income taxes. . . . . . . . . . . . .      (21,700)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .       27,369      (14,204)
      (Increase) decrease in prepaid expenses
        and other current assets . . . . . . . . .        2,984       (5,886)
      Increase (decrease) in accounts payable. . .      148,488       (3,235)
      Increase in accrued expenses . . . . . . . .        3,362       12,067
      Increase in deferred revenue . . . . . . . .        7,965        3,017

          Net cash (used in) operating activities.     (355,755)     (83,676)

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . .      (52,576)     (10,670)
  Proceeds form sale of equipment. . . . . . . . .        1,954
  Acquisition of patents and trademarks. . . . . .       (3,893)     (14,773)
  Cash acquired upon acquisition . . . . . . . . .       15,235

          Net cash (used in) investing activities.      (39,230)     (25,443)

Cash flows from financing activities:
  Payment of long-term debt. . . . . . . . . . . .       (5,120)      (5,636)
  Proceeds from loan - bank. . . . . . . . . . . .        4,750
  Proceeds from issuance of common stock . . . . .      250,000      150,000
  Due to officer/stockholder . . . . . . . . . . .       50,000
  Payment of deferred registration costs . . . . .      (30,000)

          Net cash provided by (used in) financing
            activities . . . . . . . . . . . . . .      269,630      144,364)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . .     (125,405)      35,245

Cash and cash equivalents - beginning of period. .      174,403       45,164

CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . .  $    48,998     $ 80,409




The accompanying notes are an integral part
            of these condensed financial statements.

Supplemental disclosure of noncash investing and financing activities:

     The Company acquired Software Associates, Inc. on
November 30, 1996 for 860,000 shares of the Company's stock in exchange for all of the stock issued and outstanding of Software
Associates, Inc. (Note C)

     During the six months ended March 31, 1997, the Company sold equipment for approximately $10,000 which had a book value of approximately $10,000 and related debt of approximately $8,000.



































The accompanying notes are an integral part
            of these condensed financial statements.

                  DYNAMICWEB ENTERPRISES, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


(NOTE A) - Basis of Presentation and the Company:

     Basis of presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

(NOTE C) - Acquisition:

     On November 30, 1996, the Company entered into a stock purchase agreement with Software Associates, Inc. and its sole shareholder (the "SA Agreement") whereby the Company acquired all the issued and outstanding common stock of Software Associates, Inc. Software Associates, Inc. is an EDI service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI. The Company exchanged 860,000 shares of its common stock for all of the issued and outstanding shares of Software Associates, Inc. The Company further agreed to issue up to 1,140,000 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $3.375 per share for the five trading days immediately prior to January 30, 1999. In connection with this transaction, the Company incurred approximately $25,000 of professional fees. The results of operations includes Software Associates, Inc. from December 1, 1996 through March 31, 1997.

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

     The purchase price was recorded as follows:

          Current assets . . . . . .      $133,381
          Fixed assets . . . . . . .         5,167
          Purchased research and
            development. . . . . . .       738,710
          Customer list .  . . . . .       100,000
          Current liabilities. . . .       (92,258)

                    Total. . . . . .      $885,000

     The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase.

     The condensed unaudited pro forma information of the Company for the six months ended and Software Associates, Inc. for the two months ended November 30, 1996 is as follows as if the acquisition of Software Associates, Inc. occurred on October 1, 1996. In addition, the pro forma adjustments are computed assuming the transaction was consummated at the beginning of the fiscal period presented giving effect to events directly attributable to the transaction and expected to have continuing impact. A material nonrecurring charge representing purchased research and development in the amount of $738,710 will be charged to operations but has been omitted from the pro forma results. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition occurred September 30, 1996, nor is it indicative of the Company's future results:

                                                             Historical
                                                Six              Two
                                            Months Ended     Months Ended
                                             DynamicWeb        Software
                                            Enterprises,      Associates,     Pro Forma       Pro Forma
                                                Inc.             Inc.        Adjustments       Results
Net sales . . . . . . . . . . . . . . . . . $  276,795       $ 126,967                       $  403,762
Cost of sales . . . . . . . . . . . . . . .     98,679          28,615                          127,294
Gross profit. . . . . . . . . . . . . . . .    178,116          98,352                          276,468

Expenses:
  Selling, general and administrative . . .   (644,657)        (66,527)         (8,000)        (719,184)
  Research and development. . . . . . . . .    (92,573)                      _________          (92,573)
        T o t a l . . . . . . . . . . . . .   (737,293)        (66,527)      $  (8,000)        (811,757)

Operating (loss) income . . . . . . . . . .   (559,114)         31,825          (8,000)        (535,289)
Interest income . . . . . . . . . . . . . .      2,428                                            2,428
Interest expense. . . . . . . . . . . . . .    (10,275)           (61)                          (10,336)
Benefit (provision) for income taxes. . . .     21,700        ( 12,700)      _________            9,000

Net (loss) income before
  nonrecurring charge . . . . . . . . . . . $ (545,261)      $  19,064       $  (8,000)      $ (534,197)
Per share data:
  (Loss) before nonrecurring charge . . . .                                                       $(.07)

  Weighed average common shares outstanding  6,728,456         860,000                        7,588,456

(NOTE D) - Proposed Public Offering:

     On February 1, 1997, the Company signed a letter of intent with an underwriter with respect to a proposed public offering of the Company's securities. The Company expects to incur significant additional costs in this connection therewith. In the event that the offering is not successfully completed, such costs will be charged to expense.

(NOTE E) - Subsequent Events:

     [1] On April 28, 1997, the Board of Directors adopted and on June 12, 1997 the stockholders approved a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to its outside directors to purchase up to 300,000 shares of the Company's common stock. Directors will be granted an option to purchase 15,000 of the Company's common stock at fair market value at the earlier of the public offering or September 30, 1997 and at each subsequent annual meeting of shareholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined in the Director Plan or the compensation committee waives the eleven-month continuous service requirement.

     [2] On March 7, 1997 the Board of Directors adopted and on June 12, 1997 the stockholders approved the Company's 1997 employee stock option plan (the "Plan"), amended by the Board of Directors on April 29, 1997, under which incentive stock option and nonqualified stock options may be granted to purchase up to 900,000 shares of the Company's common stock. Grants to any one employee shall not exceed 250,000 options during any twelve-month period. Incentive stock options are to be granted at a price not less than the fair market value, or 110% of fair market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee.

     [3] On April 30, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent is entitled to a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering.
The Company incurred $30,000 of deferred financing cost. Each unit consists of a $25,000 promissory note bearing interest at 8% and 11,943 shares of the Company's common stock. The notes are due at the earlier of the closing of the proposed public offering as described in Note D[2] or when the Company obtains an aggregate financing of $2,000,000 excluding expenses or March 31, 1999. The number of shares of common stock included within a unit will be adjusted for the reverse stock split as described in Note A and by a formula as defined in the Private Placement Memorandum relating to this offering.

     The value assigned to the common stock is based upon fair value and the remaining balance is allocated to the promissory notes. The difference between the stated value of the $600,000 promissory notes and the value of the notes assigned by the Company, represents debt discount. The debt discount and deferred financing fees will be amortized over the expected proposed public offering date. The Company will incur a significant charge to operations as a result of the amortization expense.

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

     The financial statements included in this report are the Company's consolidated result of operations for the Company's and its three subsidiaries, DynamicWeb Transaction Services Inc.
(DWTS), Megascore, Inc. (Megascore) and Software Associates, Inc. (Software Associates).

Financial Condition

     As of March 31, 1997, the Company had cash of $48,998 and total current assets of $239,377.

     The Company had a net loss of $289,115 and $1,283,971, respectively, for the three months and six months ended March 31, 1997, and negative operating cash flow for the six months ended March 31, 1997 of $355,755, which negative cash flow was funded by cash from a short-term officer's loan of $50,000, from a $250,000 private placement of common stock that closed in November, 1996, and from a $600,000 private placement of 24 units consisting of common stock and promissory notes that closed in April, 1997.

Results of Operation

     The Company recognized net sales of $181,898 for the quarter ended March 31, 1997 and $276,795 for the six months ended March 31, 1997, compared to $98,937 and $252,046 for the three and six months ended March 31, 1996. The increase in sales was attributable to sales of the Company's new EDI/Internet products and services offered through Software Associates, Inc., a subsidiary acquired on November 30, 1996.

     The Company had an increase in system sales, to $42,264 for the quarter ended March 31, 1997 from $26,916 in 1996, which was due to sales of custom software related the Company's new EDI Service Bureau. However, system sales declined for the six months ended March 31, 1997 to $59,883 from $80,534 for the prior year. This decline was attributable to ongoing efforts, before the acquisition of Software Associates, to migrate away from some of the Company's historical products and to focus on the Company's core business. System sales include sales of hardware and software to customers.

     Service sales increased to $139,634 for the three months ended March 31, 1997 from $72,021 for the three months ended March 31, 1996. Service sales also increased from $216,912 for the six months in 1997 as compared to $171,512 for the six months in fiscal 1996. In each case, the increase was due largely to transaction processing through the Company's new EDI Service Bureau, and the rollout of EDIxchange, one of the Company' new EDI/Internet services.

     Cost of system sales was $10,282 for the quarter and $23,625 for the six months ended March 31, 1997, for a gross profit of 75.7% and 60.5% respectively. This compares to cost of system sales of $13,656 and $42,690, for gross profit of 49.3% and 46.9% in 1996. The increase in profitability is attributable to sales of higher margin customized EDI software to facilitate transaction processing through the EDI Service Bureau.

     Cost of services was $50,183 in 1997 for the quarter and $75,054 for the six months ended March 31, 1997, for a gross profit of 64.1% and 65.4%. This compares to cost of services of $22,150 and $44,498, for gross profit of 69.2% and 74.1% in 1996.
The decrease in profit margins on service sales is attributable to the costs associated with the addition of new employees who were added to increase the Company's EDI/Internet capabilities, in anticipation of the growth in demand for the Company's EDI/Internet services.

     Quarterly selling, general and administrative expenses increased by $229,418, from $131,922 in 1996 to $361,340 in 1997.
For the six month period, they increased by $414,665, from $229,992 in 1996 to $644,657 in 1997. The increase is attributable to the higher marketing expenses, salaries and office expenses associated with the Company's increased effort to market its EDI/Internet services and to implement an outreach program directed at the electronic commerce community.
Management expects the outreach program to provide the Company with access and introductions to talent and expertise within the electronic commerce community, with the intention to assist the Company in its marketing, recruiting, and operations. There is no assurance that the outreach program will be successful.

     Research and development expenses increased $61,598 for the quarter, from $3,750 in 1996 to $65,348 in 1997, and by $85,823 for the six months ended March 31, from $6,750 in 1996 to $92,573 in 1997. The increase is attributable to expanded development of existing services, and ongoing development of new services (EC Integrator and ShipTrac).

Liquidity and Capital Resources

     The capital resources available to the Company, including the $600,000 of proceeds received from the private placement in April 1997, are not adequate to finance the Company's activities for the full year ended September 30, 1997. The Company will require substantial additional financing in order to continue its operations. There is no assurance, however, that the Company will receive additional financing.

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

               Not applicable

                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   DynamicWeb Enterprises, Inc.
                                           (Registrant)


July 31, 1997                 By:  /s/ Steve Vanechanos, Jr.
   (Date)                          Steve Vanechanos, Jr.
                                   President and Chief Executive
                                   Officer