Form 10QSB
period 1997-06-30
DYNAMICWEB ENTERPRISES INC
filed 1997-08-08
CIK 317788

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                         _________________________



                                FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For quarterly period ended June 30, 1997

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


                         _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of June 30, 1997, there were 7,667,285 shares of Common Stock,
$0.0001 par value, of the registrant outstanding.

                                  PART I

                           FINANCIAL INFORMATION


Item 1.    Condensed Financial Statements

           Condensed Consolidated Balance Sheets as at
           June 30, 1997 (unaudited) and September 30,
           1996

           Condensed Consolidated Statements of
           Operations for the three and nine months ended June 30, 1997 and 1996 (unaudited)

           Condensed Consolidated Statements of Cash
           Flows for the nine months ended June 30, 1997 and 1996 (unaudited)

           Notes to Condensed Financial Statements

                       DYNAMICWEB ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,   September 30,
               A S S E T S                     1997          1996
                                            (Unaudited)
Current assets:
   Cash and cash equivalents. . . . . . . . $    95,818    $ 174,403
   Accounts receivable, less allowance for
     doubtful accounts. . . . . . . . . . .     209,035       70,518
   Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . .      31,213       32,068

          Total current assets. . . . . . .     336,066      276,989

Property and equipment, net . . . . . . . .     278,763      239,889
Patents and trademarks, net . . . . . . . .      23,257       19,299
Customer list, net. . . . . . . . . . . . .      88,333
Deferred financing fees . . . . . . . . . .      72,000
Deferred registration costs . . . . . . . .      75,000

          T O T A L . . . . . . . . . . . . $   873,419    $ 536,177

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . $   175,165    $  34,581
   Accrued expenses and other . . . . . . .      78,904       18,487
   Current maturities of long-term debt . .       8,370       12,434
   Loan payable - bank. . . . . . . . . . .      14,750
   Deferred revenue . . . . . . . . . . . .      18,073       11,330
   Notes payable - bridge financing . . . .     300,000

          Total current liabilities . . . .     595,262       76,832

Long-term debt, less current maturities . .     188,084      197,661

          Total liabilities . . . . . . . .     783,346      274,493

Stockholders' equity:
   Common stock - $.0001 par value;
     50,000,000 authorized, 7,667,285 and
     6,548,511 shares issued and outstanding
     at June 30, 1997 and September 30,
     1996 (excludes shares issuable in
     connection with a private placement
     Note E). . . . . . . . . . . . . . . .         795          655
   Additional paid-in capital . . . . . . .   2,236,074      676,215
   Accumulated deficit. . . . . . . . . . .  (2,146,796)    (415,186)

          Total stockholders' equity. . . .      90,073      261,684

          T O T A L . . . . . . . . . . . . $   873,419    $ 536,177

                The accompanying notes are an integral part
                 of these condensed financial statements.

                       DYNAMICWEB ENTERPRISES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                              June 30,                 June 30,
                                         1997       1996          1997         1996
Net sales:
   System sales . . . . . . . . . .   $  38,371   $  26,783   $    98,254   $ 107,317

   Services . . . . . . . . . . . .     182,929      69,588       399,841     241,100

          T o t a l . . . . . . . .     221,300      96,371       498,095     348,417

Cost of sales:
   System sales . . . . . . . . . .      10,015      13,110        33,640      55,800

   Services . . . . . . . . . . . .      51,936      17,936       126,990      62,434

          T o t a l . . . . . . . .      61,951      31,046       160,630     118,234

Gross profit. . . . . . . . . . . .     159,349      65,325       337,465     230,183

Expenses:
   Selling, general and
     administrative . . . . . . . .     361,589     230,639     1,006,246     460,631

   Research and development . . . .      71,451       8,479       164,024      15,229

          T o t a l . . . . . . . .     433,040     239,118     1,170,270     475,860

Operating (loss). . . . . . . . . .    (273,691)   (173,793)     (832,805)   (245,677)

Purchased research and development
  (Note C). . . . . . . . . . . . .      25,000                  (713,710)

Interest expense (including
   amortization of debt discount
   and deferred financing fees of
   $186,000 for three and nine
   months ended June 30, 1997). . .    (200,310)     (4,066)     (210,585)    (14,950)

Interest income . . . . . . . . . .       1,362       4,436         3,790       5,494

Net (loss) before benefit for
   income taxes . . . . . . . . . .    (447,639)   (173,423)   (1,753,310)   (255,133)

Benefit for income taxes. . . . . .                                21,700

NET (LOSS). . . . . . . . . . . . .   $(447,639)  $(173,423)  $(1,731,610)  $(255,133)

Net (loss) per common share . . . .     $(.06)      $(.03)       $(.23)       $(.04)

Weighted-average number of shares
   outstanding. . . . . . . . . . .   7,850,649   6,537,186     7,483,693   6,315,729

               The accompanying notes are an integral part
                 of these condensed financial statements.

                       DYNAMICWEB ENTERPRISES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                       Nine Months Ended
                                                                            June 30,

                                                                      1997           1996
Cash flows from operating activities:
   Net (loss). . . . . . . . . . . . . . . . . . . . . . . . .    $(1,731,610)    $(255,133)
   Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
       Depreciation and amortization . . . . . . . . . . . . .         34,415         9,919
       Purchased research and development. . . . . . . . . . .        713,710
       Common stock issued for services. . . . . . . . . . . .                           10
       Deferred income taxes . . . . . . . . . . . . . . . . .        (21,700)
       Amortization of debt discount and deferred
         financing fees. . . . . . . . . . . . . . . . . . . .        186,000
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable. . . . . .        (20,371)        4,635
         (Increase) decrease in prepaid expenses and other
           current assets. . . . . . . . . . . . . . . . . . .            855        (5,610)
         Increase in accounts payable. . . . . . . . . . . . .        137,280        13,764
         Increase in accrued expenses. . . . . . . . . . . . .          5,395         9,922
         Increase in deferred revenue. . . . . . . . . . . . .          6,743           520

           Net cash (used in) operating activities . . . . . .       (689,283)     (221,973)

Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . . . .        (66,152)      (19,087)
   Proceeds from sale of equipment . . . . . . . . . . . . . .          1,954
   Acquisition of patents and trademarks . . . . . . . . . . .         (4,251)      (17,992)
   Cash acquired upon acquisition of subsidiary. . . . . . . .         15,235

           Net cash (used in) investing activities . . . . . .        (53,214)      (37,079)

Cash flows from financing activities:
   Payment of long-term debt . . . . . . . . . . . . . . . . .         (7,838)       (9,892)
   Proceeds from loan - bank . . . . . . . . . . . . . . . . .          4,750
   Proceeds from issuance of common stock. . . . . . . . . . .        250,000       597,750
   Loan from officer/stockholder . . . . . . . . . . . . . . .         50,000
   Payment of officer/stockholder loan . . . . . . . . . . . .        (50,000)
   Proceeds from sale of units consisting of notes and common
     stock . . . . . . . . . . . . . . . . . . . . . . . . . .        600,000
   Payment of deferred registration costs. . . . . . . . . . .        (75,000)
   Payment of deferring financing fees . . . . . . . . . . . .       (108,000)

           Net cash provided by financing activities . . . . .        663,912       587,858

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .        (78,585)      328,806

Cash and cash equivalents - beginning of period. . . . . . . .        174,403        45,164

CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . . .    $    95,818     $ 373,970

                The accompanying notes are an integral part
                 of these condensed financial statements.

                       DYNAMICWEB ENTERPRISES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of noncash investing and financing activities:

      The Company acquired Software Associates, Inc. on
November 30, 1996 for 860,000 shares of the Company's stock in exchange for all of the stock issued and outstanding of Software
Associates, Inc. (Note C).

      During the nine months ended June 30, 1997, the Company sold equipment for approximately $10,000 which had a net book value of approximately $10,000 and related debt of approximately $8,000.

































                The accompanying notes are an integral part
                 of these condensed financial statements.

                       DYNAMICWEB ENTERPRISES, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

(NOTE A) - Basis of Presentation and the Company:

      Basis of presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

      DWTS, formerly a division of Megascore, Inc. was established as a separate legal entity on October 31, 1995. On February 7, 1996 DWTS issued all of its shares of its common stock to Megascore, Inc. On September 30, 1996, DynamicWeb Enterprises, Inc. acquired all the common stock of Megascore, Inc. for 50,000 shares of its common stock. The transaction was accounted for as a combination of entities under common control. The accompanying financial statements retain the historical accounting basis for the net assets of Megascore, Inc. and gives effect to the operations of Megascore, Inc. for all periods presented.

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

      Net loss per share of common stock:

      Net loss per share of common stock is based upon the weighted average number of shares outstanding, plus an assumed
286,632 shares issuable in the Company's April, 1996 private placement (see Note E).

(NOTE C) - Acquisition:

      On November 30, 1996, the Company entered into a stock purchase agreement with Software Associates, Inc. and its sole shareholder (the "SA Agreement") whereby the Company acquired all the issued and outstanding common stock of Software Associates, Inc. Software Associates, Inc. is an EDI service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI. The Company exchanged 860,000 shares of its common stock for all of the issued and outstanding shares of Software Associates, Inc. The Company further agreed to issue up to 1,140,000 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $3.375 per share for the five trading days immediately prior to January 30, 1999. In connection with this transaction, the Company incurred approximately $25,000 of professional fees. The results of operations includes Software Associates, Inc. from December 1, 1996 through June 30, 1997.

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

      The purchase price was recorded as follows:

               Current assets . . . . . .     $133,381
               Fixed assets . . . . . . .        5,167
               Purchased research and
                  development . . . . . .      713,710
               Customer list. . . . . . .      100,000
               Current liabilities. . . .      (67,258)

                         Total. . . . . .     $885,000

      The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase.

      The condensed unaudited pro forma information of the Company for the nine months ended June 30, 1997 and Software Associates, Inc. for the two months ended November 30, 1996 is as follows as if the acquisition of Software Associates, Inc. occurred on October 1, 1996. In addition, the pro forma adjustments are computed assuming the transaction was consummated at the beginning of the fiscal period presented giving effect to events directly attributable to the transaction and expected to have continuing impact. A material nonrecurring charge representing purchased research and development in the amount of $713,710 will be charged to operations but has been omitted from the pro forma results. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition occurred September 30, 1996, nor is it indicative of the Company's future results:

                                                                      H i s t o r i c a l
                                                       Nine          Two
                                                   Months Ended  Months Ended
                                                     June 30,    November 30,
                                                       1997          1996
                                                    DynamicWeb     Software
                                                   Enterprises,  Associates,    Pro Forma      Pro Forma
                                                       Inc.          Inc.      Adjustments      Results
Net sales. . . . . . . . . . . . . . . . . . . .   $   498,095     $ 126,967                  $   625,062
Cost of sales. . . . . . . . . . . . . . . . . .       160,630        28,615                      189,245
Gross profit . . . . . . . . . . . . . . . . . .       337,465        98,352                      435,817

Expenses:
   Selling, general and administrative . . . . .    (1,006,246)      (66,527)    $(8,000)      (1,080,773)
   Research and development. . . . . . . . . . .      (164,024)                                  (164,024)
          T o t a l. . . . . . . . . . . . . . .    (1,170,270)      (66,527)     (8,000)      (1,244,797)

Operating (loss) income. . . . . . . . . . . . .      (832,805)       31,825      (8,000)        (808,980)
Interest income. . . . . . . . . . . . . . . . .         3,790                                      3,790
Interest expense . . . . . . . . . . . . . . . .      (210,585)          (61)                    (210,646)
Benefit (provision) for income taxes . . . . . .        21,700       (12,700)                       9,000

Net (loss) income before nonrecurring charge . .   $(1,017,900)    $  19,064     $(8,000)     $(1,006,836)
Per share data:
   (Loss) before nonrecurring charge . . . . . .                                                 $(.13)

   Weighted average common shares outstanding. .     6,815,854       860,000                    7,675,854

(NOTE D) - Proposed Public Offering:

On February 1, 1997, the Company signed a letter of intent with an underwriter with respect to a proposed public offering of the Company's securities. The Company expects to incur significant additional costs in this connection therewith. In the event that the offering is not successfully completed, such costs will be charged to expense.

(NOTE E) - Bridge Financing:

      On April 30, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent is entitled to a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering. The Company incurred $30,000 of deferred financing cost. Each unit consists of a $25,000 promissory note bearing interest at 8% and 11,943 shares of the Company's common stock. The notes are due at the earlier of the closing of the proposed public offering as described in Note D[2] or when the Company obtains an aggregate financing of $2,000,000 excluding expenses or March 31, 1999. The number of shares of common stock included in a unit will be adjusted for the reverse stock split as described in Note A and by a formula as defined in the Private Placement Memorandum. The formula represents 286,632 shares issuable if the anticipated public offering occurs at a price of $6.00 per share.

      The fair value assigned to the common stock is $450,000 and $150,000 is allocated to the promissory notes. Debt discount of $450,000 and deferred financing costs of $108,000 are amortized and charged to operations over the expected completion of the Company's proposed public offering date of October 31, 1997. As of June 30, 1997, $186,000 was amortized and charged to operations. The effective interest rate is approximately 191%.

(NOTE F) - Stock Option Plans:

      [1] On April 28, 1997, the Board of Directors adopted and on June 12, 1997 the stockholders approved a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to its outside directors to purchase up to 300,000 shares of the Company's common stock. Directors will be granted an option to purchase 15,000 of the Company's common stock at fair market value at the earlier of the public offering or September 30, 1997 and at each subsequent annual meeting of shareholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined in the Director Plan or the compensation committee waives the eleven-month continuous service requirement. As of June 30, 1997, no options have been issued under the Director Plan.

      [2] On March 7, 1997 the Board of Directors adopted and on June 12, 1997 the stockholders approved the Company's 1997 employee stock option plan (the "Plan"), amended by the Board of Directors on April 29, 1997, under which incentive stock option and nonqualified stock options may be granted to purchase up to 900,000 shares of the Company's common stock. Grants to any one employee shall not exceed 250,000 options during any twelve-month period. Incentive stock options are to be granted at a price not less than the fair market value, or 110% of fair market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee. As of June 30, 1997, no options have been issued under the Plan.

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

Financial Condition

      As of June 30, 1997, the Company had cash of $95,818, total current assets of $336,066 and a working capital deficiency of $259,196.

      The Company had a net loss of $447,639 and $1,731,610, respectively, for the three months and nine months ended June 30, 1997, and negative operating cash flow for the nine months ended June 30, 1997 of $689,283, which negative cash flow was primarily funded by a $250,000 private placement of common stock that closed in November, 1996, and from a $600,000 private placement of 24 units consisting of common stock and promissory notes that closed in April, 1997.

Results of Operation

      The Company recognized net sales of $221,300 for the quarter ended June 30, 1997 and $498,095 for the nine months ended
June 30, 1997, compared to $96,371 and $348,417 for the three and nine months ended June 30, 1996. The increase in sales was attributable to sales of the Company's new EDI/Internet products and services offered through Software Associates, Inc., a subsidiary acquired on November 30, 1996, sales of upgrades for customized software, and a royalty payment for a proprietary list of internet domains names.

      The Company had an increase in system sales, to $38,371 for the quarter ended June 30, 1997 from $26,783 in 1996, which was due to sales of custom software related the Company's new EDI Service Bureau and sales of upgrades for customized software. However, system sales declined for the nine months ended June 30, 1997 to $98,256 from $107,317 for the prior year. This decline was attributable to ongoing efforts, before the acquisition of Software Associates, to migrate away from some of the Company's historical products and to focus on the Company's electronic commerce services. System sales include sales of hardware and software to customers.

      Service sales increased to $182,929 for the three months ended June 30, 1997 from $69,588 for the three months ended June 30, 1996. Service sales also increased from $241,100 for the nine months in 1996 as compared to $399,841 for the nine months in fiscal 1997. In each case, the increase was due largely to transaction processing through the Company's new EDI Service Bureau, and the rollout of EDIxchange, and a royalty payment for an internet domain list.

      Cost of system sales was $10,015 for the quarter and $33,640 for the nine months ended June 30, 1997, for a gross profit of 73.9% and 65.8% respectively. This compares to cost of system sales of $13,110 and $55,800, for gross profit of 51.1% and 48% in 1996. The increase in profitability is attributable to sales of higher margin customized EDI software to facilitate transaction processing through the EDI Service Bureau.

      Cost of services was $51,936 in 1997 for the quarter and $126,990 for the nine months ended June 30, 1997, for a gross profit of 71.6% and 68.2%. This compares to cost of services of $17,936 and $62,434, for gross profit of 74.2% and 74.1% in 1996.
The decrease in profit margins on service sales is attributable to the costs associated with the addition of new employees who were added to increase the Company's EDI/Internet capabilities, in anticipation of the growth in demand for the Company's EDI/Internet services.

      Quarterly selling, general and administrative expenses increased by $130,950, from $230,639 in 1996 to $361,589 in 1997.
For the nine month period, they increased by $545,615 from $460,631 in 1996 to $1,006,246 in 1997. The increase is attributable to the higher marketing expenses, salaries and office expenses associated with the Company's increased effort to market its EDI/Internet services and to implement an outreach program directed at the electronic commerce community.
Management expects the outreach program to provide the Company with access and introductions to talent and expertise within the electronic commerce community, with the intention to assist the Company in its marketing, recruiting, and operations. There is no assurance that the outreach program will be successful.

      Research and development expenses increased $62,972 for the quarter, from $8,479 in 1996 to $71,451 in 1997, and by $148,795 for the nine months ended June 30, from $15,229 in 1996 to $164,024 in 1997. The increase is attributable to expanded development of existing services, and ongoing development of new services (EC Integrator and ShipTrac).

      Purchased research and development for the nine months ended June 30, 1997 of $713,710 resulted for the purchase price allocation of Software Associates, Inc.

      Interest expense increased from $4,066 in 1996 to $200,310 in 1997 for the three months ended June 30 and from $14,950 in 1996 to $210,585 in 1997 for the nine months ended June 30. The increase is primarily attributable to the amortization of debt discount and deferred financing fees of $186,000 and interest expense of $8,000. Both are related to the $600,000 private placement that closed in April, 1997.

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

Item 1.          Legal Proceedings
                 Not applicable


Item 2.          Changes in Securities
                 Not applicable


Item 3.          Defaults Upon Senior Securities
                 Not applicable


Item 4.          Submission of Matters to a Vote of Securities
                 Holders

           (a) On June 12, 1997, the Company held its 1997 Annual Meeting of Shareholders. At such meeting, the shareholders voted upon the following five matters:

                 1.    To elect the members of the Board of
                       Directors.

                 2. To approve an amendment and restatement of the Company's Certificate of Incorporation.

                 3.    To approve the Company's 1997 Employee Stock
                       Option Plan.

                 4.    To approve the Company's 1997 Stock Option
                       Plan For Outside Directors.

                 5. To ratify the selection of Richard A. Eisner & Company, LLP, Certified Public Accountants, as the Company's independent auditors for the year ending September 30, 1997.

      Management did not solicit proxies for that meeting.

           (b) At the annual meeting the following individuals were elected to the Company's Board of Directors:

                       Steve L. Vanechanos, Jr.
                       Steve L. Vanechanos, Sr.
                       Kenneth R. Konikowski
                       F. Patrick Ahearn, Jr.
                       Denis Clark
                       Frank DiPalma
                       Robert Droste

No other person continued as a director of the Company.

           (c) The number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes, as to each matter identified in paragraph (a) above, is set forth below:

                         Votes             Votes Against,
       Matter            For           Withheld or Absentions**          Non-Votes
1.  Election of         4,937,189                 0                      3,016,728
    Directors*

2.  Amendment and       4,937,189                 0                      3,016,728
    Restatement of
    Certificate of
    Incorporation

3.  1997 Employee       4,937,189                0                       3,016,728
    Stock Option Plan

4.  1997 Plan for       4,937,189                0                       3,016,728
    Outside Directors

5.  Ratification of     4,937,189                0                       3,016,728
    Independent
    Auditors

      * All of the seven directors (who are identified in paragraph (a) above) received these same votes.

      ** No shares which were present at the meeting voted against, or withheld their vote or abstained from voting on, any of the matters.

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




                                   DynamicWeb Enterprises, Inc.
                                           (Registrant)


August 8, 1997                 By:  /s/ Steve Vanechanos, Jr.
   (Date)                          Steve Vanechanos, Jr.
                                   President and Chief Executive
                                   Officer