Form 10QSB/A
period 1996-03-31
DYNAMICWEB ENTERPRISES INC
filed 1997-11-12
CIK 317788

_________________________________________________________________
_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                       FORM 10-QSB/A No. 1

                         CURRENT REPORT

               Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) March 31, 1996

                   DYNAMICWEB ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)

         New Jersey                0-10039            22-2267658
(State or other jurisdiction     (Commission       (IRS Employer
      of incorporation)          File Number)       Ident. No.)

271 Route 46 West, Building F,
Suite 209, Fairfield, New Jersey                          07004
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (973) 244-1000


                               N/A
 (Former name or former address, if changed since last report.)

_________________________________________________________________
_________________________________________________________________

Item 2.   Changes in Securities and Use of Proceeds.

     On or about March 26, 1996, the Company issued 735,000 shares of Common Stock to Berkshire International Finance, Inc., New York, New York, as a finder's fee and 75,000 shares of Common Stock to William N. Levy, Esquire, Voorhees, New Jersey, as payment for legal services, each in connection with the Company's acquisition of DynamicWeb Transaction Systems, Inc.

     The issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the stock certificates issued in such transactions.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-QSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

                              DYNAMICWEB ENTERPRISES, INC.

Dated:  November 12, 1997

                              By /s/ Steve Vanechanos, Jr.
                                   Steve Vanechanos, Jr.
                                   Chief Executive Officer