Form 10QSB/A
period 1996-12-31
DYNAMICWEB ENTERPRISES INC
filed 1997-11-12
CIK 317788

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

Date of Report (Date of earliest event reported) December 31,
1996

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

     On November 21, 1996, the Company sold 250,000 shares of
Common Stock to Michael Associates, Jersey City, New Jersey, for an aggregate purchase price of $250,000.

     On November 30, 1996, the Company issued 860,000 shares of
Common Stock to Kenneth R. Konikowski, Towaco, New Jersey, in exchange for all of the outstanding capital stock of Software
Associates, Inc., a New Jersey corporation.

     On November 30, 1996, the Company issued 50,000 shares of
Common Stock to the 27 shareholders of Megascore, Inc., a New
Jersey corporation, in exchange for all of the outstanding capital stock of Megascore, Inc.

     All sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the stock certificates and other securities issued in such transactions.
                           SIGNATURES

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