Form 10QSB/A
period 1997-06-30
DYNAMICWEB ENTERPRISES INC
filed 1997-11-12
CIK 317788

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

Date of Report (Date of earliest event reported) June 30, 1997

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

     In April of 1997, the Company sold 24 Units (each Unit consisting of 11,943 shares of Common Stock and a $25,000 principal amount of Subordinated, Unsecured 8% Promissory Note) to select accredited investors for an aggregate purchase price of $600,000. H.J. Meyers & Co., Inc., a registered broker-dealer and representative of the several underwriters in this Offering, acted as placement agent for this offering and received a placement agent fee of $60,000 and a non-accountable expense allowance of $18,000. The sale of 8 of those Units closed on April 9, 1997; another 8 of those Units closed on April 11, 1997; and the final 8 of those Units closed on April 30, 1997.

     All sales and issuances of securities in the transaction described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the stock certificates and other securities issued in such transactions.
                           SIGNATURES

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