Form 10KSB
period 1997-09-30
DYNAMICWEB ENTERPRISES INC
filed 1998-01-13
CIK 317788

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997, or

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
Suite 209
Fairfield, New Jersey 07004
(Address of Principal Executive Offices)

Registrant's Telephone Number:  (973) 244-1000

Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
Title of Each Class            on Which Registered
-------------------           ---------------------
      NONE                             NONE

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value .0001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No    .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 1997:  $637,177.

As of January 9, 1998, the aggregate market value of the Common Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $8,520,678.

Number of Shares of Common Stock Outstanding at January 9, 1998:  1,420,113.

Transitional Small Business Disclosure Format:

Yes ___   No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


BACKGROUND OF THE COMPANY

     The Company is a New Jersey corporation. It currently operates through three separate wholly-owned subsidiaries: DynamicWeb Transaction Systems, Inc., a Delaware corporation ("DWTS"), Software Associates, Inc., a New Jersey corporation ("Software Associates"), and Megascore, Inc., a Delaware corporation ("Megascore"). Present management joined the Company on March 26, 1996, when the Company acquired all of the outstanding stock of DWTS and began, through DWTS, to engage in the computer and electronic commerce business.

     The Company was incorporated in 1979 under the name Seahawk Oil International, Inc. Based upon Company records available to present management of the Company, it appears that the Company initially engaged, or attempted to engage, in the oil exploration business. In November, 1989 the Company changed its name to Seahawk Capital Corporation. According to the Company's public filings with the Commission, during the period from approximately 1992 through 1994, the Company engaged in two activities: First, the Company, through a subsidiary named Eurohawk Corporation, owned an interest in a business that was primarily engaged in production and marketing of frozen potato products through a processing facility located in Scotland. Second, the Company owned approximately 73% of the stock of Seahawk Overseas Exploration Corporation. The Company disposed of its stock in Seahawk Overseas Exploration Corporation on December 31, 1994, and disposed of its stock in Eurohawk Corporation in February of 1996. Upon the disposition of the Eurohawk Corporation stock in February of 1996, the Company had no business operations. Then, on March 26, 1996, the Company acquired DWTS.

     Because in March of 1996 the Company had no operations but was a publicly-traded reporting company, Messrs. Vanechanos, who then controlled DWTS, concluded it would be advantageous for DWTS to be acquired by the Company. Although structured legally as an acquisition of DWTS by the Company, after the acquisition the former DWTS shareholders owned approximately 80% of the Company's Common Stock, the management of DWTS assumed exclusive control of the Company's Board of Directors and executive offices, and the sole business of the Company became that of DWTS.

     Later in 1996, the new management of the Company decided it would be advantageous to combine with Megascore. Megascore had an established business in the accounting software field. Megascore, like DWTS, had been founded by Steve Vanechanos, Sr. and Steven L. Vanechanos, Jr. and was controlled by them. It was believed that the Megascore business would provide a foundation on which to attempt to build the EC software business that now is the Company's primary emphasis. Accordingly, in November 1996 the Company acquired all of the outstanding stock of Megascore in exchange for the issuance of additional shares of the Company's Common Stock to Megascore's shareholders.

     At that same time, the Company became acquainted with the owner of Software Associates, Kenneth Konikowski. Software Associates was actively conducting an electronic commerce service bureau. Management believed that the business of Software Associates would be a natural complement to the software product -- NetCat -- that had been developed by DWTS. Accordingly, in November 1996 the Company acquired all of the outstanding stock of Software Associates in exchange for the issuance of additional shares of the Company's Common Stock to Kenneth Konikowski. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Acquisition of Software Associates and Megascore" for additional information regarding the terms of those acquisitions.

     The description of the Company's business contained in this Report relates exclusively to the electronic commerce software and service business conducted through DWTS, Software Associates, and Megascore. Further, the financial information contained in this Report represents the combined operations of DWTS and Megascore for all periods presented and those of Software Associates (which was acquired by the Company on November 30, 1996) from December 1, 1996. The basis for such presentation is discussed in Note A to the Company's financial statements.

INTRODUCTION

     The Company is engaged in the business of developing, marketing and supporting year 2000-compliant software products and services that enable businesses to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI") technologies.

     Electronic commerce ("EC") involves the automation of business transactions using telecommunications and computers to exchange and process commercial information and transactional documents. EDI, a form of EC, is the application-to-application transmission of business documents such as purchase orders and invoices using industry-standard formats. Businesses utilizing electronic commerce have found EDI to be a vital component of their enterprises. EDI differs from more elementary forms of communication because it provides for truly integrated information flow. For example, manufacturers of goods can create electronic catalogues of their products and prices such that their customers will have the ability to electronically enter purchase orders and complete the purchase, payment and other documentation of a purchase transaction. The Internet is a worldwide communications system that allows users to transmit and receive messages and information over telephone and other communications lines using terminals and computers.

     Electronic commerce has traditionally involved the use of a third-party or private value-added computer network ("VAN") to perform EDI, e-mail, and electronic funds transfers and to provide services related to electronic forms, bulletin board and electronic catalogues. Users of private or third-party VANs may also have access through the VAN to directories or on-line information services. A VAN is, in effect, an electronic post office which electronically receives and delivers mail, in this case commercial documents, to the intended recipient. The major operators of VANs include Harbinger Corporation, GEIS, Sterling Commerce, IBM/Advantis, MCI, AT&T and Kleinschmidt. The Company's products and services work with all major VAN providers.

     EDI can create commercial advantages for its users, including one-time data entry, reduced clerical workload and the elimination of paper records. EDI also allows for the rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI facilitates uniform communications with different trading partners, including customers, suppliers, common carriers, and banks or other financial institutions.

     The Company's present business strategy is to focus upon the following types of markets and customers:

     - EDI-enabled suppliers of goods, such as manufacturers, that want to engage in electronic commerce with customers which are not EDI-enabled.

     - EDI-enabled purchasers, such as retailers or distributors of goods, that want to engage in electronic commerce with suppliers which are not EDI-enabled.

     - Any businesses that want to engage outside service providers to manage or to assist in the management of their EDI function ("EDI outsourcing").

     - Businesses or groups of businesses that want to create "electronic storefronts" for goods and services on the "World Wide Web." The World Wide Web or "Web" is a series of computers called servers, which allow individuals, groups and businesses to publish and exchange information over the Internet to the general public.

     The Company has four principal software and service packages for the markets and customers described above:

     ECBRIDGENET SERVICE(SM) -- ECbridgeNET is the Company's electronic commerce service bureau. ECbridgeNET is a service provided by the Company that allows for the transfer of information between trading partners. The service includes EDI mapping and the translation and routing of business documents between third party EDI (VAN) networks, the Internet and the private computer networks maintained by the parties to the business transaction. Generally referred to as "EDI outsourcing," this service offers businesses cost-effective alternatives to investing in an in-house EDI System.

     EDIXCHANGE PROGRAM(SM) -- The Company's EDIxchange Program is a combination of ECbridgeNET service and NetCat(TM) software. NetCat is the Company's software program which allows a seller of goods to create an electronic catalogue on the World Wide Web to offer and sell products electronically. NetCat allows a customer to browse through the catalogue, to place an order, and to be billed for, or to pay for, the order. The EDIxchange Program provides a seamless and cost effective way for EDI-enabled suppliers or retailers to conduct electronic commerce with their non-EDI trading partners. EDIxchange bridges the Internet with traditional EDI networks such as VANs by using the Company's service bureau, ECbridgeNET. This product allows businesses which do not have in-house EDI capability to communicate electronically with EDI-enabled business partners, using only Internet access and a standard Web browser. A Web browser, such as Netscape or Internet Explorer, allows Internet users to access various Web Sites on the Internet.

     SHIPTRAC(TM) -- ShipTrac is the Company's Windows-based software application designed for manufacturers and suppliers of goods. It electronically creates a shipping manifest or list of products that are being shipped to a particular customer or distribution center. The ShipTrac software receives an electronic purchase order into a database, and the shipper then can print bar-coded shipping compliance labels. ShipTrac generates EDI standard advanced shipping notice documents (the manifest) which are sent electronically to a supplier's customers. When the goods are received, the bar codes on the products can be verified against the advanced shipping notice which has been electronically forwarded by ShipTrac.

     ECINTEGRATOR(TM) -- The Company has developed application interface modules for two third party mid-range accounting software systems, RealWorld and Synchronics. Designed for businesses using those systems, EC Integrator allows a business to import and export business documents electronically from those software applications. Generally, the Company sells this product through distributors of Real World and Synchronics software.

     All of the foregoing products and services currently have somewhat limited applications and are continuing to be developed by the Company, although there can be no assurance that such development will be successful. See "Product Development."

OVERVIEW OF ELECTRONIC COMMERCE AND ELECTRONIC DATA INTERCHANGE

     Trading Communities. Groups of companies that regularly trade with each other generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. Certain trading communities are defined by trading standards, protocols, rules or procedures adopted through trade organizations. The adoption of EDI as an accepted means of transmitting business documents and data is occurring, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of transmitting business documents. Large companies within a trading community often are described as "hubs" and their trading partners as "spokes." A hub company and its trading partners communicate through electronic networks, generally either third party networks or a private network owned and operated by the hub company. Hub companies decide to implement EDI generally for one or more of the following reasons:

     - To enable a reduction in inventories by reducing the time required to notify vendors and replenish stocks.

     - To reduce the administrative handling costs of documents that they send or receive from their suppliers or customers by requiring that information be manually entered only once.

     - To improve customer support and service levels by reducing data entry errors by requiring that information be manually entered only once.

     For the above stated reasons, a hub company often adopts as a stated business objective that all of its trading partners use EDI as the principal means of transferring business documents. Spoke companies, in turn, often expand the electronic commerce community by acting as hub companies with their trading partners, requesting or requiring that they transmit business documents using EDI.

     Typical EDI Transactions. In a typical EDI transaction, a trading partner (the "sending partner") first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a "transaction set." Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to either the receiving partner's computer or to a central computer system (similar to a mailbox at a post office) that serves as a value-added network shared by many trading partners.

     Value Added Networks. VANs receive documents for subsequent delivery to the intended trading partner (the "receiving partner"), connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner accessing another's computer. EDI partners use VAN services because it eases the burden of having to install and maintain communication configurations for each trading partner. The connection to a VAN is a single connection no matter how many trading partners the recipient has. The VAN "normalizes" the issues of protocols, time zones, hardware and software differences in that all participants in the EDI transaction do not need the same software applications or hardware.

     EDI Industry Standards. EDI has been further promoted through the adoption of EDI standards within various industries and trading communities. These standards define the content and format of business documents, such as the data required to be included in purchase orders, invoices, shipping notices, and other business documents. Before these standards were adopted, electronic document transmission was based on various proprietary formats agreed to by trading partners. However, incompatible computer systems and differing proprietary formats limited widespread adoption of EDI.

     Existing VAN Services. The Company does not operate a VAN and does not intend to operate a VAN. The Company's products and services are designed both to interface with existing VAN's and also to operate without a VAN (point to point EDI over the Internet without the need for a VAN as a midpoint), thereby permitting EDI-enabled trading partners to conduct electronic commerce with their non-EDI-enabled trading partners.

INTERNET STRATEGY

     The Company's Internet strategy focuses on using the Internet to complement existing VANs and proprietary EDI networks, or possibly to replace the use of VANs and proprietary EDI networks with point to point EDI over the Internet. The Company believes that EDI-enabled companies can reach a much wider range of their trading partners by using an Internet-based approach, as a result of the increasing availability and general use of the Internet and the cost advantages of an Internet-based approach over VANs and proprietary EDI networks. The success of that strategy will depend, among other things, upon continued and expanded acceptance of the Internet as an accepted vehicle for electronic commerce and communication among businesses.

     The Internet is an interconnected global network of computer networks linked together through a common protocol. Unlike other public telecommunications networks, the Internet is not managed by a single corporation, government agency or other entity. The market for software to access the Internet and related services is rapidly emerging and standards and technologies for communicating information over the Internet are constantly evolving. Businesses can exchange documents and electronic mail, access a wide range of commercial information, and establish a presence on the World Wide Web. The Web is the part of the Internet where information and documents reside in a standard format thereby enabling them to be easily displayed and linked for access by other Internet users on the Web. By using a special programming language called hypertext markup language (HTML), a user can establish a presence on the Web known as a Web Page or Home Page and can link with other users of the Web. To date, the Internet has not been accepted as a medium for processing routine business transactions between organizations, in part due to perceived or actual security and reliability issues. See "RISK FACTORS -- Risks Associated with Encryption Technology."

CUSTOMERS AND MARKETS

     EDI has been used since the mid-1970's. Nevertheless, the Company believes that the electronic commerce market is still in its early stages, in that relatively few companies engage in EC. The Company believes that a significant barrier for businesses to join the electronic commerce network has been the cost of maintaining standard translation software, modifications to those businesses' computer systems, dedicated proprietary VANs, and resources required to maintain EDI. The industry, and more importantly, EDI-enabled suppliers and retailers, have continued to look for solutions to lower existing EDI-related costs and at the same time spawn increased EDI utilization.

     To date, the Company has had a limited number of customers using these new EDI/Internet technologies. The types of customers on which the Company intends to focus are discussed below.

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

     The Company's EDIxchange software provides a cost-effective solution for this situation. The Company can assist the supplier to create a secure Web-enabled Internet site with an electronic system for customer orders and development of an electronic catalog by use of NetCat, all using the supplier's existing EDI system and documents. The system will allow non-EDI customers to view the supplier's product catalogs, place orders on-line, and send an EDI-standard purchase order to the supplier. The customer will need only Internet access and a Web browser to engage in those transactions.

     THE HUB MODEL. The Hub Model is similar to the EDI-Enabled Supplier Model, but is targeted at the purchaser rather than the supplier. The Company believes that a significant number of wholesalers and retailers which are now using EDI would like to increase the utilization of EDI with their suppliers, by expanding the number of "spoke" companies. This can be accomplished primarily by reaching a Hub company's smaller suppliers with a cost-justified mechanism for electronic commerce transactions.

     In the Hub Model, the Company's EDIxchange Suite can be configured for a retailer, effectively reversing the functions of the Supplier Model described above. The Company can assist the retailer or other purchaser to create a secure Web-enabled Internet site with NetCat, again using the purchaser's existing EDI system and documents. The system will allow non-EDI-enabled suppliers to receive purchase orders electronically using only a Web browser and Internet access.

     THE ELECTRONIC COMMERCE SERVICE BUREAU. The Company believes that a significant number of businesses may want to "outsource" all or a part of their electronic commerce functions. That outsourcing is one of the services historically provided by Software Associates and which the Company intends to market. This market includes presently EDI-enabled businesses, as well as businesses that do not presently conduct electronic commerce. Using Software Associates' experience in that area, combined with the Company's software products, the Company offers its services as an EC service bureau through its EDIbridgeNET Program.

     SUPPLIERS REQUIRED TO SEND ADVANCE SHIPPING NOTICES. ShipTrac is marketed to EDI-capable suppliers, which become mandated by their customers to use bar-coded shipping labels and to send EDI standard documents such as advance shipping notices. This process is complex and cumbersome for suppliers to integrate into their existing systems, and the Company believes ShipTrac will reduce the complexity for implementing this requirement and complying with the requests of such trading partners.

     BUSINESSES USING REALWORLD OR SYNCHRONICS ACCOUNTING SYSTEMS. A significant number of businesses use RealWorld or the Synchronics accounting systems software products, but are not EDI capable. The Company will target those businesses to use the Company's existing products to begin electronic commerce.

     To date, the above target markets are undeveloped and largely untested. Due to the limited sales by the Company to date, there can be no assurance as to the degree, if any, that these markets and target customers will develop generally or will be receptive to the Company's products and services.

     As of the date of this Report, the Company's EDIxchange customers include Southern New England Telecommunications Corporation, Linens N' Things (EDI-enabled purchasers), and Great American Knitting Mills, makers of Goldtoe socks, and ICXpress (both EDI-enabled sellers). Customers using the Company's ECbridgeNET Service include Church & Dwight, manufacturers of Arm & Hammer baking soda, Royal Dalton, makers of fine china, and Kings Supermarket, a supermarket chain in the Northeast United States.

     During the fiscal year ended September 30, 1997, one customer accounted for approximately 18% of the Company's sales. The Company provided systems integration services to that customer, Unique Music, a retailer of recorded music. If the Company were to lose that customer, it would not be expected to have a material adverse effect on the Company, because the Company's business plan focuses on its EDI business rather than on the general computer consulting business.

SALES AND MARKETING

     The Company's goal is to establish and expand the number of trading partners using the Company's service bureau and complimentary electronic commerce software solutions. To reach this goal, the Company plans to market and sell its electronic commerce business solutions to enterprises which are EDI-capable, and whose trading partners lack EDI capability. Additionally, the Company will focus its marketing efforts for EDI outsourcing on EDI-capable suppliers, which the Company believes often do not have sufficient resources in their management information system ("MIS")/EDI group to respond to customers' requests on a sufficiently timely basis.

     Certain of the Company's marketing strategies are discussed below.

     IDENTIFY KEY BUSINESS PARTNERS -- The Company has introduced its Business Partners Program to establish alliances between the Company and key business partners who specialize in business automation and electronic commerce. Those key business partners are expected to be VANs, EDI software companies, EC consultant groups, Web content developers, business re-engineering consultants, and accounting software providers.

     The objective of the Business Partners Program is to integrate the Company's products and services with those of its business partners and to promote Company services along with products and services sold by its business partners.

     EXPAND MARKETING AND SALES EFFORTS NATIONALLY -- The Company plans to expand the number of sales people it employs, by adding up to six additional sales people through the end of fiscal 1998, and possibly more thereafter.

     Lead generation and advertising will focus on national electronic commerce/EDI trade shows, journal advertisements in national electronic commerce publications, and public speaking engagements in EDI/Internet forums. The Company will also evaluate which industry specific trade shows/journals warrant participation. The Company has joined national electronic commerce/EDI trade groups such as CommerceNet and DISA, which represent both users and providers of EDI-related services.

     Expansion of sales efforts will be implemented in stages, as market trends indicate acceptance of the emerging electronic commerce marketplace and as the Company's capital availability allows.

PRODUCT DEVELOPMENT

     The Company presently has several product development initiatives. One initiative involves "point-to-point EDI." This technology would permit electronic document interchange directly over the Internet, avoiding the use of a VAN. The Company is working on modifications to its NetCat software and the EDIxchange System, which would allow these products to interface with the Templar product from Premenos Technology Corp. and permit point-to-point EDI.

     Another initiative involves an upgrade of NetCat to a "Version 3.0." Presently, NetCat can use only ASCII files and HTML. The Company is working on making NetCat compatible with SQL databases (such as Oracle and Sybase), which would allow NetCat to function with a larger group of customer databases. Also, the Company is working on making NetCat capable of creating a wider variety of presentation graphics, and on increasing the efficiency of NetCat's order processing.

     Another initiative involves an upgrade of the Company's EDIxchange Program suite to permit the creation of an "Integrated UPC Catalogue." Presently, under the Company's EDIxchange Program suite, as utilized in the Hub Model, the Hub company/purchaser is required to input manually its suppliers' catalogues on the Hub company's Web Site. The Company is working on an upgrade to that software which would allow suppliers to maintain their own catalogue information, including the UPC (Universal Product Code) information, electronically on the Hub company's Web Site, thus permitting the Hub company to browse that database or catalogue for purchasing.

     Another initiative involves the upgrade of the Company's ECIntegrator. Presently, that software allows for the electronic import and export of business documents from RealWorld and Synchronics accounting systems only. The Company is working on an upgrade which would permit interface with additional accounting systems. The new product would be Windows-based and would function with the Company's EDI service bureau ECbridgeNET.

     The Company's final major initiative at present involves an upgrade of the Company's ECbridgeNET communications network. Presently, the Company administers its own communications network relating to ECbridgeNET, such as the modems and other hardware necessary to communicate with its EDI customers. The Company is evaluating the feasibility of outsourcing that core communication function to a telecommunications company.

     The Company has budgeted $475,000 to complete the above five product development initiatives, to be funded from the proceeds of this Offering. Each of the foregoing product development initiatives is subject to risk. The Company cannot predict when any of them will be completed, if at all. There is no assurance that the Company will develop successfully or in a cost-effective manner any of the products, services, or product enhancements discussed, or that they will find market acceptance if developed. The Company's cost estimates to complete the above product development initiatives are subject to the risks and uncertainties of complex technical development projects.

COMPETITION

     The electronic commerce and EDI network services and computer software markets are highly competitive. The principal competitors in EDI and specifically in the delivery of EDI over the Internet are, at present, Harbinger Corporation, Sterling Commerce, GEIS, Netscape, Open Market, Premenos, Icat,

Interworld Technology Ventures, Elcom International, Broadvision, Connect, IBM, Microsoft, EDS, and MCI, each of which has announced plans to design and develop software products and to provide services that facilitate electronic commerce over the Internet.

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

     Competition from Internet-based competitors is also significant. The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. A group of computer companies including some competitors of the Company, and the Company itself, have formed CommerceNet, a consortium which has announced an intention to explore the use of the Internet for commercial applications. Additionally, several competitive network service providers allow their subscribers access to the Internet, and several major software and telecommunications companies, including Sprint, MCI, AT&T and Microsoft, either have or are expected to have Internet access services. Similarly, the major on-line service companies, such as America On-Line, Compuserve and Prodigy, also offer Internet services, and the Company expects them to enhance their services in the future to include certain aspects of electronic commerce.

COMPETITIVE STRATEGY

     The Company's competitive strategy is to offer electronic commerce solutions using Internet and EDI technology through designs that can be customized to fit a customer's specific needs.

     The Company intends to apply its Internet and EDI technology products, its development efforts, and its marketing efforts, at the "application layer" of electronic commerce. The application layer addresses the customers' immediate need to work with product catalogues and to exchange useful business documents. The application layer is distinguished from the "core" or "infrastructure" layer, which addresses the basic elements of transmitting an EDI document over the Internet. At the application layer, one assumes that a properly-formatted EDI document can be securely transmitted over the Internet.

     The Company intends to avoid competing at the EC core or basic infrastructure technology layer. In that regard, it does not intend to compete in technical and product categories such as encryption and authentication schemes, secure transport methods, EDI mailboxing services, secure browsers and servers, or low-level communication protocols.

     Further, the Company intends to market products that require the EDI trading partners to have only a standard Web browser with standard enhancements or "plug-ins" (like Adobe Acrobat and Sun's Java). The Company will centralize EDI translation and mapping from its application interface to the EDIbridgeNet outsource service bureau.

     The Company hopes to differentiate itself in the marketplace for Internet/EDI solutions with NetCat. The Company believes that its existing competition currently offers generic, form-based software solutions with limited functionality. In contrast, EDIxchange provides both product catalog and order facilitation. When combined with the Company's service bureau, the Company can offer customers a complete, turnkey electronic commerce solution that is compatible with their existing EDI system.

     The Company may, in order to acquire new technology, additional products, market share or other business opportunity, enter into strategic joint ventures or mergers or make strategic acquisitions. Such transactions may be funded by using the proceeds of this Offering, issuing stock of the Company, incurring debt, or any combination of the foregoing. The Company is not presently negotiating any such transactions, nor does it have any commitments to do so.

     There can be no assurance that the Company will be successful in its effort or that it will not be materially adversely affected by competitive factors.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has filed an application for a patent covering its NetCat software, which is presently pending before the United States Patent and Trademark Office ("PTO"). The Company also has filed federal trademark registration applications for its DynamicWeb, NetCat, EDIxchange and ECbridgeNet trademarks. Those trademark registration applications are presently pending before the PTO.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar or superior technology. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the electronic commerce industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or services infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, irrespective of their merit, could be time-consuming, result in costly litigation, cause product shipment delays, require the Company to enter into royalty or licensing agreements, or prevent the Company from using certain technologies. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

     The Company currently has in place confidentiality and non-competition agreements with certain of its employees. The Company has adopted a policy of requiring that all future employees sign appropriate confidentiality agreements and, where appropriate, non-competition agreements.

     The Company currently licenses proprietary data encryption and authentication software of RSA Data Security ("RSA"). The RSA software is incorporated in certain other software licensed to the Company from Community Connexion related to the Web server utilized by the Company. The RSA software is available on a non-exclusive basis. No assurance can be given that the encryption software presently available to the Company will continue to be available to the Company on commercially reasonable terms, or at all. Additionally, there is no assurance that if a new encryption technology develops, that it will be available to the Company on commercially acceptable terms, if at all.

     The Company also licenses Cybercash software, which is credit card verification software, on a non-exclusive basis.

     The Company's proprietary software is written in Practical Extraction and Reporting Language ("PERL"), which is the computer program language utilized for Internet applications. Because the Internet is not controlled or supervised by any one person or group, the evolution and continued utilization of PERL cannot be controlled or predicted. Changes in or the elimination of PERL could cause the Company to have to assume responsibility for support and development of that software.

GOVERNMENTAL REGULATIONS

     The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative and regulatory environment relating to on-line services, EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business; as could potential governmental actions outside of the United States. Management believes that the Company is in material compliance with all applicable regulations.

EMPLOYEES

     As of December 22, 1997, the Company had 24 employees. Approximately seven are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately five are marketing and sales personnel, approximately six are engaged in customer support and operations, and approximately six are involved in administration and finance. None of the Company's employees are represented by a union.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of December 30, 1997, are as follows:

NAME                          AGE         POSITION

Steven L. Vanechanos, Jr.(1)  43          Chairman of the Board,
                                          Chief Executive Officer

James D. Conners              58          President and Chief
                                          Operating Officer

Steve Vanechanos, Sr.(1)      67          Director, Treasurer and
                                          Secretary

Kenneth R. Konikowski         50          Director and Executive
                                          Vice President

(1)   Mr. Vanechanos, Sr. is the father of Mr. Vanechanos, Jr.

     STEVEN L. VANECHANOS, JR. became President and Chairman of the Board of Directors of the Company on March 26, 1996. On August 26, 1997, he assumed the office of Chief Executive Officer and Mr. Conners became the President. Mr. Vanechanos has been President of DynamicWeb Transaction Systems, Inc. ("DWTS"), a wholly-owned subsidiary of the Company, since its incorporation in October 1995. He also was a co-founder of Megascore, Inc. ("Megascore"), a wholly-owned subsidiary of the Company, in 1981 and has served as its President since April 1985. He has a Bachelor of Science Degree in Finance and Economics from Fairleigh Dickinson University, Rutherford, New Jersey Campus. In 1981, he received a Certificate in Computer Programming and in 1982, he received a Certificate in Data Processing from The Institute for the Certification of Computer Professionals.

     JAMES D. CONNERS became President and Chief Operating Officer of the Company on August 26, 1997. Prior to joining the Company, Mr. Conners served as the Vice President of Strategic Planning of Sterling Commerce in 1996 and the Vice President of its Internet Business Unit in 1997. Prior to joining Sterling Commerce, Mr. Conners spent 15 years at General Electric Information Services
(GEIS) in various sales and marketing positions, most recently as the General Manager in charge of the Ameritech Alliance. Mr. Conners graduated from the University of Detroit with a BS degree in Mathematics with a minor in Physics.

     STEVE VANECHANOS, SR. became Vice President, Secretary, Treasurer and a Director of the Company on March 26, 1996. He was a co-founder of Megascore in 1981 and of DWTS in 1995. He has served as a Vice President of Megascore since April 1985 and of DWTS since October 1995. He attended Newark College of Engineering in Newark for two years. He continued his education with certifications from PSI Programming Institute in New York City and with courses in principles of accounting at ABA Institute, Hudson County Chapter.

     KENNETH R. KONIKOWSKI became the Executive Vice President and a Director of the Company on December 1, 1996. Prior to that date, Mr. Konikowski was President of Software Associates, which he founded in 1985. Software Associates is currently a wholly-owned subsidiary of the Company. See "CERTAIN TRANSACTIONS."

LEGAL PROCEEDINGS

     The Company is not a party to any material pending litigation.

RECENT DEVELOPMENTS

Interim Financings

     On April 30, 1997, the Company completed a $600,000 private placement in which H.J. Meyers & Co., Inc., the Representative, acted as the Company's placement agent on a "best efforts" basis (the "April 1997 Financing"). That private placement involved the sale of 24 units, each consisting of a subordinated unsecured 8% promissory note of the Company having a principal amount of $25,000 and 3,115 shares of Common Stock. Also, on August 27, 1997, the Company completed a $500,000 private placement in which H.J. Meyers & Co., Inc. acted as placement agent on a "best efforts" basis (the "August 1997 Financing"). The August 1997 Financing involved the sale of 20 units, each consisting of a subordinated unsecured 8% promissory note of the Company with a principal amount of $25,000 and 3,333 shares of Common Stock.

Contribution Of Stock By Certain Shareholders

     On December 24, 1997, certain of the Company's existing shareholders, who in the aggregate held approximately 79% of the issued and outstanding Common Stock of the Company, contributed 40% of their Common Stock to the capital of the Company in exchange for Warrants to purchase an aggregate of 125,000 shares of Common Stock (the "Contribution of Stock"). The total number of shares contributed will be 654,597 shares, representing approximately 32% of the issued and outstanding Common Stock at the time of contribution. The effect of the Contribution of Stock transaction was to reduce the outstanding number of shares of Common Stock from 2,074,710 to 1,420,113.

Proposed Public Offering ("The Offering")

     The Company intends to raise additional equity through a proposed public offering of stock. On February 1, 1997, the company signed a letter of intent with an underwriter with respect to such contemplated public offering. The Company expects to sell 1.2 million shares of common stock at $6.00 per share. Such offering is expected to be completed within 30 days of the filing of this Report.


Reverse Stock Split

     At the Company's Annual Meeting held on June 12, 1997, the Company's shareholders approved an Amendment and Restatement of the Company's Certificate of Incorporation (the "Amendment and Restatement") which, among other things, effected a 0.2608491-for-one reverse stock split of the Company's Common Stock (the "Reverse Stock Split"). The Amendment and Restatement became effective on January 9, 1998. Pursuant to the Reverse Stock Split, each share of Common Stock outstanding on January 9, 1998 was converted into 0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the Reverse Stock Split were entitled to receive cash in lieu thereof. Unless otherwise noted, all references to the Company's Common Stock contained in this Report give effect to the Reverse Stock Split.

     The effect of the Reverse Stock Split on the aggregate number of shares of the Common Stock as of the effective date of the reverse split is set forth in the table below. The numbers below give effect to the Contribution of Stock.

                                                               PRIOR TO                  AFTER
                                                          REVERSE STOCK SPLIT     REVERSE STOCK SPLIT
                                                          -------------------     -------------------
Number of Shares of Common Stock:
  Authorized............................................       50,000,000              50,000,000
  Issued and Outstanding, Net of Treasury Stock.........        5,444,194               1,420,113
  Available for issuance................................       44,555,806              48,579,887
  Par value per share...................................          $0.0001                 $0.0001

                           INVESTMENT CONSIDERATIONS

      The following factors are important and relevant considerations in evaluating the business of the Company and a potential investment in the Company's securities.


     Continuous Net Losses; Auditors' Report Going Concern Considerations. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company entered its present business only in March of 1996, when it acquired DWTS. The Company has incurred continuous and substantial net losses. No assurance can be made that the Company will become profitable in the near future, if at all. The Company's prospects are subject to all of the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company intends to operate. To address these risks, the Company must, among other things: further develop or acquire rights to supporting software from third parties; commercially offer its services; successfully implement its marketing strategy; respond to competitive developments; attract, retain and motivate qualified personnel; and develop, upgrade, and protect its technology. No assurance can be given that the Company will succeed in addressing any or all of these issues; and the failure to do so would have a material adverse effect on the Company's business, prospects, financial condition and operating results. The auditors' opinion on the Company's financial statements as of September 30, 1997, a copy of which is attached to this Report, calls attention to substantial doubts as to the ability of the Company to continue as a going concern as of the date of those financial statements. As of September 30, 1997, the Company had an accumulated deficit of $3,577,989.

     Anticipated Operating Losses. The Company anticipates realizing only limited revenue for the foreseeable future. The Company's ability to generate meaningful revenue thereafter is subject to substantial uncertainty. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it hires a substantial number of additional employees and makes other significant expenditures to further develop its technology, increase its marketing activities, create and expand the distribution channels for its products and services, and broaden its customer support capabilities. Accordingly, the Company expects to incur losses for the foreseeable future. No assurance can be given that the Company's products and services will be developed, marketed, expanded, or rendered successfully or on a timely basis, if at all, or that the Company will be successful in obtaining market acceptance of its products and services. No assurance can be given that the Company will ever be able to achieve or sustain operating profitability.

     Early Stage of Market Development; Unproven Acceptance of the Company's Products and Services. The Company's products and services are designed to facilitate electronic commerce. A major focus of the Company's products and services is the Internet, which is a worldwide communications system that allows computer users to transmit and receive messages and information over telephone and other communications lines using terminals or computers. See "Dependence on the Internet and on Internet Infrastructure Development" below. The market for the Company's products and services is at an early stage of development, is evolving rapidly, and is characterized by an increasing number of market entrants who have introduced or are developing competing products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Market acceptance will depend, in large part, upon the ability of the Company to demonstrate the advantages and cost effectiveness of its products and services over existing products and services. There can be no assurance that the Company will be able to market its products and services successfully or that its current or future products and services will be accepted in the marketplace. As a result of the Company's recent introduction of its products and services into the market and their limited use to date, there can be no assurance that the Company's products and services will achieve market acceptance or will produce substantial revenues.

     Dependence on the Internet and on Internet Infrastructure Development. The use of the Company's products and services is dependent upon the continued development of an industry and infrastructure for providing Internet access and carrying Internet traffic. The commercial market for products and services for use with the Internet and the World Wide Web has only recently begun to develop. The Internet may not prove to be a viable commercial marketplace or communications network because of many factors, including inadequate development of the necessary capacity, problems with reliability, lack of acceptable levels of security, or lack of timely development of complementary products, such as high speed modems. The Internet suffers from many problems related to performance, reliability, congestion and delay. Customers may experience frustration waiting for transactions to be processed. Consequently, they may forego using the Company's products and services.

     Further, there can be no assurance that the Internet will retain its current pricing structure, which is generally flat-rate, independent of volume, and independent of the time of day. Federal regulation of access fees to the Internet may cause an increase in costs to the businesses utilizing the Company's products and services.

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

     Thus far, significant commercial use of the Internet has not developed, in part, because of the lack of security and verification processes. Although the Company's products and services are compatible with existing and apparently emerging security and verification products, there can be no assurance that widespread commercial use of the Internet for electronic commerce will develop, or that even if such use does develop, that the Company's products and services will achieve market acceptance. If the Company's market fails to develop or develops more slowly than expected, or if the infrastructure for the Internet is not adequately developed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals and businesses, the Company's business, financial condition, prospects and operating results will be materially and adversely affected. See "BUSINESS -- Electronic Commerce and Electronic Data Interchange" and "Risks Associated with Encryption Technology."

     Ability to Respond to Rapid Change. The Company's future success will depend significantly on its ability to enhance its current products and services and develop or acquire and market new products and services which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. The market for EDI products and Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The Company will be required to manage effectively its strategic position in a rapidly changing environment. There can be no assurance that the Company will be successful in developing or acquiring product or service enhancements or new products or services to address changing technologies and customer requirements adequately, that it will introduce such products or services on a timely basis, if at all, or that any such product or service enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products or services to technological change would have a material adverse effect on the Company's business, financial condition, prospects, and operating results. The failure of the Company's management team to respond effectively to and manage rapidly changing technological and business conditions as well as the growth of its own business, should it occur, could have material adverse impact on the Company's business, financial condition, prospects, and operating results. See "Reliance on Limited Number of Products."

     Reliance on Limited Number of Products and Services. The Company expects that substantially all of its revenues will be derived from its EDIxchange product and service, its ECbridgeNet service, and (to a lesser extent) its ECIntegrator product. If these products and services are not successful, whether as a result of technological change, competition or any other factors, the Company's business, financial condition, prospects and operating results will be adversely affected. Although the Company is continuing to develop its existing products, it presently has no plans to develop or produce additional products and services for the foreseeable future. See "BUSINESS -- Introduction."

     Technological Change. The market for the Company's proposed services is characterized by rapidly changing technology and evolving industry standards. The Company will likely be required to design, develop, test, introduce and support new services and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. The Company's proposed services are now designed around certain technical standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively marketing or developing its products or services. No assurance can be given that the Company will be able to respond to technological changes or evolving industry standards in a timely manner, if at all; or that the standards upon which the Company's services are or will be based will be accepted by the industry. In addition, no assurance can be given that services or technologies developed by others will not render the Company's services noncompetitive or obsolete. In the event that services or technologies developed by others render the services of the Company impracticable, noncompetitive or obsolete, or the industry in which the Company hopes to compete develops and adopts a proprietary standard to which the Company does not have access, or the

Company is not able to respond to technological developments or emerging industry standards, there could be a material adverse effect on the Company's business, financial condition, prospects and operating results.

     Risks of Defects and Development Delays. The Company has not sold a material amount of its services or products. Products and services based on sophisticated software and computing systems often encounter development delays and the underlying software most often contains undetected errors, bugs, or failures when introduced or when the volume of services provided increases. The Company may experience delays in the development of the software and computing systems underlying the Company's proposed products and services. In addition, there can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the underlying software, or that the Company will not experience development delays, which could result in delays in the market acceptance of its products and services and could have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS -- Product Development."

     Competition. The EC and EDI markets are intensely competitive and subject to rapid technological change and evolving industry standards. The Company does and will compete with many companies that have substantially greater financial, marketing, technical and human resources than the Company. Among the principal competitors in EDI and specifically in the delivery of EDI over the Internet are, at present, Harbinger Corporation, Sterling Commerce, GEIS, Netscape, Actra (which is a joint venture of GEIS and Netscape), Open Market, Premenos, Icat, Interworld Technology Ventures, Elcom International, Broadvision, Connect, IBM, Microsoft, EDS, and MCI, each of which has announced plans to design and develop software products and to provide services that facilitate electronic commerce over the Internet. Some of those competitors operate VANs. Several of these companies utilize the same encryption technology from RSA that the Company incorporates in its products. Virtually all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of the Company's current or potential competitors, such as Netscape, Microsoft and AT&T, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle products that compete with the Company for sale to their customers, any demand the Company is able to create for its products and services may be substantially reduced, and the ability of the Company to broaden the utilization of its products and services would be substantially diminished. No assurance can be given that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS -- Competition."

     New Market Entrants. In addition to existing competitors, there are many companies that may enter the market in the future with new technologies, products and services that may be competitive with services offered or to be offered by the Company. Because there are many potential entrants to the field, many of which are likely to have substantially greater resources than the Company, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the Company's services. The Company expects competition to persist and intensify in the future. It should be noted that companies that historically have produced text, audio, video, graphics, art and animation ("multimedia" companies), and companies that historically have owned various forms of communication media such as cable, broadcasting, and telecommunications ("cross-media" companies) are encroaching upon and entering into each other's historic businesses. This may signal a further expansion by those integrated companies into the EDI and related fields. If the market becomes congested with competition, the Company may not be able to compete effectively in its intended marketplace.

     Dependence on Third-Party Intellectual Property Rights. The Company currently licenses certain proprietary and patented technology from third parties. Most of the Company's planned services incorporating data encryption and authentication is based on proprietary software of RSA Data Security ("RSA"). The RSA software is incorporated in certain other software licensed to the Company from Community Connexion related to the Web server utilized by the Company. The RSA software is available on a non-exclusive basis. No assurance can be given that the encryption software presently available to the Company will continue to be available to the Company on commercially reasonable terms, or at all. Additionally, there is no assurance that if a new encryption technology develops, that it will be available to the Company on commercially acceptable terms, if at all.

     The Company also licenses Cybercash software, which is credit card verification software, on a non-exclusive basis. No assurance can be given that Cybercash will continue to be available to the Company on commercially reasonable terms, if at all. The lack of availability of credit card verification software could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

     No assurance can be given that the Company's third party licenses will continue to be available to the Company on commercially reasonable terms, if at all. The Company bears the risk that all third party technology supplied to the Company is actually owned by the party supplying the technology and does not infringe upon the rights of others. Any threat of infringement or misappropriation against these third parties may in turn cause substantial interference with the Company's right to utilize that technology. The loss of or inability to maintain any of those software licenses could result in delays in introduction of the Company's products and services until equivalent software, if available, is identified, licensed and integrated into the Company's planned services, which could have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS -- Intellectual Property Rights."

     Because certain of the Company's products incorporate software developed and maintained by third parties, the Company is dependent upon such third parties' ability to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition, prospects and operating results. See "BUSINESS -- Competitive Strategy."

     Reliance on PERL. The Company's proprietary software is written in Practical Extraction and Reporting Language ("PERL"), which is the computer programming language utilized for Internet applications. Because the Internet is not controlled or supervised by any one person or group, the evolution and continued utilization of PERL cannot be controlled or predicted. Changes in or the elimination of PERL could cause the Company to have to assume responsibility for support and development of PERL, which could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

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

     Dependence on Intellectual Property Rights; Risk of Infringement. The Company's success and ability to compete are dependent in part upon its proprietary technology relating to its NetCat software. The Company has applied for a patent with the United States Patent and Trademark Office covering that software, but to date no patent has been granted. There can be no assurance that the applied-for patent will be granted, or, if granted, will be effective to protect the Company's rights in its NetCat technology. The Company's patent, if issued by the United States Patent and Trademark Office, would offer no protection outside of the United States. The Company's patent, if issued, may be subsequently challenged. If the patent is challenged the counsel and other fees in defending the patent, together with loss of management's time, could be substantial. Those adverse consequences also could occur with respect to the trademarks, trade secrets, or other intellectual property rights of the Company.

     In addition, the software and electronic commerce industries are characterized by the existence of a large number of patents, and litigation based on allegations of patent infringement is common. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company believes that it is not infringing on the rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents of third parties on commercially reasonable terms. See "BUSINESS -- Proprietary Information."

     Risks Associated with Encryption Technology. A significant barrier to Internet commerce are the problems and risks associated with exchanging financial information securely over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect the secure exchange of financial information over the Internet, including public key cryptography technology licensed from RSA. No assurance can be given that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA cryptography technology or other algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, prospects and operating results. In addition, no assurance can be given that existing security systems of others will not be penetrated or breached, which could have a material adverse effect on the market acceptance of Internet security services, which in turn could have a material and adverse effect on the Company's business, financial condition, prospects and operating results.

     Liability and Availability of Insurance. The Company is responsible for the electronic transmission of commercial transaction data for its customers, including, but not limited to, purchase orders, payments, invoices, and advance ship notices. If the Company were unable to fulfill its contractual obligations to its customers, whether due to failure of its software, to failure of the Internet, EDI or telecommunications services to function properly, to failure of its employees, contractors, agents or representatives, or for any other reason, the Company could be subject to claims for the value of the lost business to its customers. The liability could be substantial. If the Company incurs substantial liability to its customers due to its breach, it may materially and adversely affect the Company's ability to complete its plan of operation. The Company's standard agreements with its customers contain provisions which attempt to limit the liability of the Company for such matters, including the customer's lost data, lost profits, or other incidental or consequential damages arising out of, or in connection with, the customer's use or inability to use the Company's software or services, or the negligence of the Company. In addition, in May, 1997 the Company purchased general liability and professional liability insurance policies that are intended to cover the foregoing liabilities. The general liability policy provides coverage of $1 million per claim and $2 million in the aggregate; and the Company has an additional $1 million umbrella liability policy. The professional liability policy provides coverage of $1 million per claim and $1 million in the aggregate. The Company intends to maintain such coverage and to evaluate increasing it from time to time, subject to availability on commercially reasonable terms.

     Fluctuating Results; Cyclical Business. The Company's future revenues and operating results may fluctuate materially as a result of, among other things, the timing of the introduction of, or enhancements to, the Company's products and services, demand for the Company's products and services, the timing of introduction of products or services by the Company's competitors, market acceptance of Internet commerce, the timing and rate at which the Company increases its expenses to support projected growth, the budgeting and purchasing practices of its customers, the length of the customer product evaluation process for the Company's products, the size and timing of customer orders, competitive conditions in the industry, and other factors inherent in a new, developing business. Fluctuations in revenues and operating results may cause volatility in the Company's stock price.

     Dependence Upon Key Personnel. The Company's success will depend in part upon the retention of key senior management and technical personnel, particularly Steven L. Vanechanos, Jr., co-founder of the Company and Chairman of the Board, James D. Conners, President of the Company, and Kenneth R. Konikowski, Executive Vice President of the Company. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, prospects, financial condition and operating results. The Company has a policy that all of the Company's employees must sign confidentiality agreements, and that certain of its employees also sign non-competition agreements. The Company presently maintains key man life insurance on Steven L. Vanechanos, Jr. in the amount of $3,000,000. There can be no assurance that the Company will be able or willing to continue to maintain such insurance at present coverage levels.

     Ability to Attract Qualified Personnel. The Company believes that its future success also depends upon its ability to attract and retain additional highly skilled technical, professional services, management and sales and marketing personnel. The market for skilled computer programmers and other technically skilled employees is highly competitive and other companies with greater resources can provide higher salaries and greater benefits. To attract quality personnel, the Company may be required to offer Common Stock or stock options, which will dilute investors' interests. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. The Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition, prospects, and operating results.

     Management of Growth. If the Company experiences a period of rapid growth, a significant strain may be placed on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to hire additional management and technical personnel, particularly in areas of marketing and customer support. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition, prospects, and operating results.

     Ability to Issue Blank Check Preferred Stock; New Jersey Anti-Takeover Provisions. Under the Company's Certificate of Incorporation, the Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of preferred stock.

     In addition, the Company is subject to the anti-takeover provisions of the New Jersey Shareholder Protection Act, which, among other things, prohibits it from engaging in a "business combination" with an "interested stockholder" for a period of five years after the date of the transaction in which the person became an interested stockholder (the "Stock Acquisition Date"), unless the business combination is approved by the Company's Board of Directors prior to the Stock Acquisition Date. The application of such Act also could have the effect of delaying or preventing a change in control of the Company.

     Furthermore, certain provisions of the Certificate of Incorporation and the Company's Bylaws, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, as well as certain contractual provisions, could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock and may have the effect of delaying or preventing a change in control of the Company. These provisions may also reduce the likelihood of an acquisition of the Company at a premium price by another person or entity.

     Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any federal or state governmental agency, other than regulations applicable to businesses generally. The laws generally applicable to business will also be applicable to doing business over the Internet. Laws relating to advertising, buying and selling goods and services, contracts, payments, privacy, obscenity, defamation, taxation, export controls, unfair competition and deceptive trade practices, among other things, will likely apply to online activities as well, and numerous criminal statutes may apply. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. If the Internet becomes more generally accepted, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws may address user privacy, pricing and characteristics and quality of products and services, among other things. The adoption of any laws or regulations governing commerce on the Internet may result in decreased growth or use of the Internet, which could have an adverse effect on the Company's business, financial condition, prospects and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

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

     Substantial Options and Warrants Reserved. Under the Company's 1997 Employee Stock Option Plan, the Company may issue options to purchase up to an aggregate of 234,764 shares of Common Stock to employees and officers, and, as of the date of this Prospectus, options to purchase 203,392 shares have been granted under that plan. Further, under the Company's Stock Option Plan for Outside Directors, the Company may issue options to purchase up to an aggregate of 78,254 shares of Common Stock to its outside directors, including certain mandatory grants, and, as of the date of this Prospectus, options to purchase 15,648 shares have been granted under that plan. In connection with the contribution of Common Stock by certain existing shareholders of the Company, the Company has granted Warrants to purchase 125,000 shares of Common Stock at an exercise price of $6.00 per share. The exercise of such options and warrants may further dilute the net tangible book value of the Common Stock and an investor's interest in the Company. Further, the holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

ITEM 2.  PROPERTIES.

     The Company's corporate offices are located at 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey. It has entered into two leases for approximately 5,400 square feet for its executive and administrative staff at an aggregate monthly rental of $6,600. The Company believes that such space will be sufficient for its needs for the foreseeable future and that alternative space is available at rental rates which would not materially adversely affect the Company.

      The Company owns its former offices (at 1033 Route 46 East, Clifton, New Jersey, which it acquired in its acquisition of Megascore in November of 1996). It has vacated those premises, which are listed for sale and have a mortgage of approximately $190,000.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not a party to any material proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A portion of the Company's Common Stock which is not restricted is traded on the National Association of Securities Dealers ("NASD") Over the Counter ("OTC") Bulletin Board Service under the symbol "DWEB."

     The range of high and low bid quotations for the Company's Common Stock for the two most recently completed fiscal years and the current fiscal year to date were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited during the entire period presented, and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. These over-the-counter market quotations reflect interdealer prices without retail markup, markdown or commissions and do not necessarily represent actual transactions. All prices in the table below are adjusted on a pro forma basis (rounded to the nearest 1/8) to take into account the 0.2608491-for-one Reverse Stock Split whereby each share of Common Stock became 0.2608491 of a share as of January 9, 1998. See "ITEM 1. DESCRIPTION OF BUSINESS -- RECENT DEVELOPMENTS -- Reverse Stock Split." The prices in the table below are not adjusted to reflect the Contribution of Stock. See "ITEM 1. DESCRIPTION OF BUSINESS -- RECENT DEVELOPMENTS -- Contribution of Stock By Certain Shareholders." If the prices were adjusted to reflect the reduction in the number of outstanding shares by 32% in the Contribution of Stock, the prices set forth below would increase by approximately 46%.

                                                                    BID(1)
                                                                 ------------
                        QUARTER ENDED                            HIGH     LOW
-------------------------------------------------------------    ----     ---
December 31, 1995............................................     11 1/2   4
March 31, 1996(2)............................................     19 1/8   4
June 30, 1996................................................     17 1/4  16  3/4
September 30, 1996...........................................     15 7/8  14  7/8
December 31, 1996............................................     14 3/8  11  1/2
March 31, 1997...............................................     13      12
June 30, 1997................................................     12 1/2   4  1/8
September 30, 1997...........................................      6 3/4   3  7/8
December 31, 1997............................................      5 1/8   3  6/8

---------------
(1) All prices in the table have been adjusted on a pro forma basis to reflect the Reverse Stock Split. The above prices do not represent actual bid prices during the periods indicated.

(2) On March 5, 1996, the Company effectuated a one-for-100 reverse stock split whereby each 100 shares of Common Stock were combined into one share of Common Stock. The information for the periods preceding March 31, 1996, was retroactively adjusted to reflect that combination of shares.

     As of December 30, 1997, and after giving effect to the Contribution of Stock by certain of the Company's existing shareholders, there were 1,420,113 shares of the Company's Common Stock outstanding, held by approximately 3,255 holders of record. "RECENT DEVELOPMENTS -- Contribution of Stock By Certain Shareholders."

     The Company did not declare or pay cash dividends on the Common Stock during 1996 or 1997. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

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


                               FINANCIAL CONDITION

     As of September 30, 1997, the Company had cash of $188,270, total current assets of $309,433 and a working capital deficit of $1,043,923.

     The Company had a net loss of $3,162,803 and negative operating cash flow of $(1,083,279) for the year ended September 30, 1997. The Company funded that negative cash flow exclusively through its financing activities. Those consisted of a $250,000 private placement of common stock that closed in November, 1996, the April 1997 Financing of $600,000, the August 1997 Financing of $500,000, loans from officers of $117,000, and loans under the Company's two lines of credit of $14,049.

     The net proceeds to the Company from the April 1997 Financing totaled approximately $492,000. Those net proceeds were used to fund Company operations from April 1997 through August 1997. $50,000 was used to repay officer loans, $60,000 was used to pay legal and accounting expenses associated with the Company's filing of its periodic reports under the Securities and Exchange Act of 1934 and the holding of its 1997 Annual Meeting of Stockholders, and the balance, approximately $382,000, was used to fund operating deficits incurred by the Company during that period. Of those operating deficits, the Company believes that approximately $150,000 is allocable to the support of the marketing activities of the Company, approximately $100,000 is allocable to the compensation of personnel in operations and other costs of services, and the balance of $132,000 is allocable to the support of the general and administrative activities of the Company.

     The net proceeds to the Company from the August 1997 Financing were approximately $427,500, which were used for Company operations, including sales and marketing expense, product development, operations, and working capital.

     For financial accounting purposes, the Company has allocated the amounts raised in each private placement between the Promissory Notes and the shares of Common Stock included in the units, based upon the fair value of the Common Stock at the time of issuance of the respective units. In the case of the April 1997 Financing, the Company allocated $450,000 to the shares and the remaining $150,000 to the notes. In the case of the August 1997 Financing, the Company allocated $400,000 to the shares and the remaining $100,000 to the notes. The difference between the face amount of the notes and the aforesaid amounts allocated to them represents debt discount. Thus, the debt discount for the April notes is $450,000 and the debt discount for the August notes is $400,000.

     The capital resources presently available to the Company are composed of approximately $65,000, which management believes can be obtained from Steven L. Vanechanos, Jr. and certain other individuals, all in the form of short-term loans. Those resources are not adequate to finance the Company's activities beyond December 31, 1997. The Company is presently experiencing operating cash flow deficiencies of approximately $160,000 per month. It expects that its operating cash flow deficiency for the 1998 fiscal year will be materially greater than in the 1997 fiscal year, as it hires additional personnel and makes the other expenditures in connection with its business plan which precede the realization of revenue. The consummation of the public offering is essential to the continuing viability of the Company.

IMPACT OF INFLATION

     Although no assurance can be given, increases in the inflation rate are not expected to materially adversely affect the Company's business.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standings No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," issued by the Financial Accounting Standards Board ("FASB"), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value-based method beginning in the year ending September 30, 1997. The impact of these pro forma adjustments for the fiscal year ended September 30, 1997 was to increase the Company's net loss by approximately $287,000. See Note H to the Company's financial statements for the fiscal year ended September 30, 1997.

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. It will replace primary earnings per share with "basic" earnings per share, and contains definitions of "basic" and diluted earnings per share. SFAS No. 128 will apply to the Company's financial statements beginning with the first fiscal quarter ending December 31, 1997. The Company does not expect the adoption of this standard to have a material effect on its calculation of earnings per share.

                              RESULTS OF OPERATIONS

THE YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

     The following discussion relates to the combined operations of DWTS and Megascore for all periods presented, plus Software Associates, Inc. which was acquired by the Company on November 30, 1996 from December 1, 1996. See "BUSINESS -- Background of the Company."

SUMMARY

     The following table summarizes the Results of Operations of the Company that are discussed below:

                              RESULT OF OPERATIONS
                            SELECTED FINANCIAL DATA

                                                            YEAR ENDED                       YEAR ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1997              %              1996              %
                                                         -----------------     ------     -----------------     ------
Net Sales:
  Systems..............................................     $   116,106          18.2%        $ 147,337           32.0%
  Services.............................................         521,071          81.8           312,730           68.0
                                                              ---------        ------         ---------         ------
  Total................................................         637,177         100.0           460,067          100.0
                                                              =========        ======         =========         ======
Cost of Sales:
  Systems..............................................          40,323           6.3            71,205           15.5
  Services.............................................         213,180          33.5            81,194           17.6
                                                              ---------        ------         ---------         ------
  Total................................................         253,503          39.8           152,399           33.1
                                                              ---------        ------         ---------         ------
Expenses:
Selling, general and administrative....................       1,854,686         291.1           719,443          156.3
Research and development...............................         234,808          36.8            28,990            6.3
                                                              ---------        ------         ---------         ------
  Total................................................       2,089,494         327.9           748,433          162.6
                                                              ---------        ------         ---------         ------
Purchased research and development.....................         713,710         112.0                --
Interest expense.......................................         770,041         120.8            23,271            5.1
Interest income........................................          (5,068)         (0.8)           (8,806)          (1.9)
                                                              ---------        ------         ---------         ------
  Total expenses.......................................       3,821,680         599.8           915,297          198.9
                                                              ---------        ------         ---------         ------
Loss before income taxes...............................     $(3,184,503)       (499.8)%       $(455,230)         (98.9)%
                                                              =========        ======         =========         ======

---------------
* Expense percentages are based upon a percentage of Total Net Sales.


     Net sales increased by $177,110, or 38%, from $460,067 for the fiscal year ended September 30, 1996 ("fiscal 1996"), to $637,177 for the fiscal year ended September 30, 1997 ("fiscal 1997"). The increase in net sales was attributable primarily to sales of EDI outsourcing services offered through Software Associates, which was acquired by the Company on November 30, 1996, as well as to increased sales of the Company's EDI/Internet products and royalty payments the Company received for licensing a propriety list of internet domain names. Software Associates' EDI outsourcing revenues totaled $179,650. Net sales from the Company's EDI/Internet products increased by $52,696 or 85% from $61,832 in fiscal 1996 to $114,528 in fiscal 1997. The Company's royalty revenue was $33,828 in fiscal 1997 compared to $13,963 in fiscal 1996.

     Overall system sales declined $31,231, or 21%, from $147,337 in fiscal 1996 to $116,106 in fiscal year 1997. The decline was attributable to ongoing efforts to migrate away from some of the Company's historical system integration and software consulting activities and to focus on the Company's electronic commerce services. Computer hardware and computer software sales associated with the Company's system integration business declined by $47,943, or 53%. This decline was offset by an increase of $21,712 in system sales associated with the Company's EDI products.

     Service sales increased $208,341 or 67%, from $312,730 in fiscal 1996 to $521,071 in fiscal 1997. The increase was due largely to new revenues of approximately $115,000 derived from transaction processing through the Company's new EDI Service Bureau, additional revenues of $71,775 from EDIxchange and ECbridgeNet, and $19,865 in increased royalty payments for licensing of the Company's internet domain list.

     Cost of system sales was $40,323 for fiscal 1997 for a gross profit percentage of approximately 65%. This compares to cost of system sales of $71,205 for a gross profit percentage of 51% for fiscal 1996. The increase in gross profit percentage on system sales is attributable to sales of higher margin customized EDI software as part of EDIxchange and ECbridgeNet.

     Cost of services was $213,180 for fiscal 1997, for gross profit percentage of approximately 59%. This compares to cost of services of approximately $81,194, for a gross profit percentage of approximately 74% fiscal 1996. The decrease in profit margins on service sales is attributable to increased costs associated with the hiring of additional employees to increase the Company's EDI/Internet capabilities, in anticipation of the growth in demand for the Company's EDI/Internet services. These additional employees are two programmers acquired through the purchase of Software Associates, and an additional programmer and an operator for its EDI/Internet services hired in fiscal 1997.

     Selling, general, and administrative expenses increased by $1,135,243, from $719,443 for fiscal 1996 to $1,854,686 for fiscal 1997, an increase of approximately 158%; $518,604 of the increase, or 46% is attributable to the higher marketing expenses, salaries and office expenses associated with the Company's increased effort to market its EDI/Internet services; $290,000, or 25% of the increase is attributable to a charge for compensation expense in connection with granting options to employees under the 1997 Employee Plan in which the fair value of the stock exceeded the exercise price; $155,481, or 14% of the increase is attributable to the overhead expenses associated with maintaining eight new employees, $127,206, or 11% of the increase is attributable to legal, accounting and consulting fees, and $43,952, or 4%, is attributable to write off of non-performing receivables. The $518,604 increase in marketing expenses is composed of the expansion of the Company's marketing and sales staff by three employees, development of a marketing program with assistance from outside consultants, attendance at nine trade shows, and implementation of an outreach program consisting of public relations and services directed at the electronic commerce community. Management expects the outreach program to provide the Company with access and introductions to talent and expertise within the electronic commerce community, with a goal of assisting the Company in its marketing, recruiting, and operations. There is no assurance that the outreach program will be successful.

     Research and development expense increased $205,818 or 710% for fiscal 1997, from $28,990 in fiscal 1996 to $234,808 in fiscal 1997. The increase is attributable to expanded development of existing services and increased expenses in the ongoing development of the Company's product development initiatives. See "BUSINESS -- Product Development." The Company restructured its research and development staff and hired three full time programmers in fiscal 1997 for its software development program.

     Purchased research and development for fiscal 1997 of $713,710 resulted from the allocation of a portion of the purchase price for Software Associates.

     Interest expense increased from $23,271 for fiscal 1996 to $770,041 for fiscal 1997. The increase is primarily attributable to the amortization of debt discount and deferred financing fees of $720,000 and interest expense of $23,726. Both are related to the April and August 1997 financings.

ITEM 7.  FINANCIAL STATEMENTS.


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
DynamicWeb Enterprises, Inc.
Fairfield, New Jersey

     We have audited the accompanying consolidated balance sheet of DynamicWeb Enterprises, Inc. and subsidiaries as at September 30, 1997 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years ended September 30, 1997 and September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of DynamicWeb Enterprises, Inc. and subsidiaries as at September 30, 1997 and the results of their operations and their cash flows for the years ended September 30, 1997 and September 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company had a loss of approximately $3,163,000 for the year ended September 30, 1997, a working capital deficiency of approximately $1,044,000 and a capital deficiency of approximately $651,000 and a substantial portion of its resources may be depleted before it is able to market and derive significant revenues from its products and services. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          Richard A. Eisner & Company, LLP

New York, New York
November 11, 1997

With respect to Note F
December 12, 1997

With respect to Note G[6]
December 23, 1997

With respect to Note G[5]
January 9, 1998

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1997

                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................  $   188,270
  Accounts receivable, less allowance for doubtful accounts of $83,673..........      100,425
  Prepaid and other current assets..............................................       20,738
                                                                                  ------------
          Total current assets..................................................      309,433
Property and equipment (Notes D and E)..........................................      284,512
Patents and trademarks, less accumulated amortization of $4,851.................       21,808
Customer list, less accumulated amortization of $16,667 (Note L)................       83,333
Deferred financing fees, less accumulated amortization of $129,127
  (Notes G[3] and G[4]).........................................................       51,373
Deferred registration costs (Note M)............................................      128,169
Other assets....................................................................        9,088
                                                                                  ------------
          TOTAL.................................................................  $   887,716
                                                                                  ============
                       LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable..............................................................  $   182,340
  Accrued expenses -- professional fees.........................................       86,250
  Accrued expenses -- other.....................................................       79,691
  Current maturities of long-term debt (Note E).................................        7,925
  Loan payable -- banks (Note F)................................................       24,049
  Loans from stockholders (Note F)..............................................      117,163
  Deferred revenue..............................................................       15,065
  Subordinated notes payable -- interim financing, less unamortized debt
     discount of $259,127 (Notes G[3] and G[4]).................................      840,873
                                                                                  ------------
          Total current liabilities.............................................    1,353,356
Long-term debt, less current maturities (Note E)................................      185,811
                                                                                  ------------
          Total liabilities.....................................................    1,539,167
                                                                                  ------------
Commitments, contingencies and other matters (Notes K and M)
Capital deficiency (Notes A, G, H, L and M):
  Preferred stock -- par value to be determined with each issue; 5,000,000 shares authorized; no shares issued
  Common stock -- $.0001 par value; 50,000,000 shares authorized; 2,141,370
     shares issued and to be issued.............................................          214
  Additional paid-in capital....................................................    3,530,324
  Unearned portion of compensatory stock options................................     (204,000)
  Accumulated deficit...........................................................   (3,577,989)
                                                                                  ------------
          Total.................................................................     (251,451)
  Less treasury stock, at cost -- 66,660 shares.................................     (400,000)
                                                                                  ------------
          Total capital deficiency..............................................     (651,451)
                                                                                  ------------
          TOTAL.................................................................  $   887,716
                                                                                  ============

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED
                                                                           SEPTEMBER 30,
                                                                     --------------------------
                                                                        1997            1996
                                                                     -----------     ----------
Net sales (Note J[3]):
  System sales.....................................................  $   116,106     $  147,337
  Services.........................................................      521,071        312,730
                                                                       ---------      ---------
          Total....................................................      637,177        460,067
                                                                       ---------      ---------
Cost of sales:
  System sales.....................................................       40,323         71,205
  Services.........................................................      213,180         81,194
                                                                       ---------      ---------
          Total....................................................      253,503        152,399
                                                                       ---------      ---------
Gross profit.......................................................      383,674        307,668
                                                                       ---------      ---------
Expenses:
  Selling, general and administrative..............................    1,854,686        719,443
  Research and development.........................................      234,808         28,990
                                                                       ---------      ---------
          Total....................................................    2,089,494        748,433
                                                                       ---------      ---------
Operating (loss)...................................................   (1,705,820)      (440,765)
Purchased research and development (Note L)........................     (713,710)
Interest expense (including amortization of debt discount and deferred financing fees of $720,000 for the year ended September
  30, 1997 (Notes G[3] and G[4]))..................................     (770,041)       (23,271)
Interest income....................................................        5,068          8,806
                                                                       ---------      ---------
(Loss) before income tax benefit...................................   (3,184,503)      (455,230)
Income tax benefit -- deferred.....................................       21,700
                                                                       ---------      ---------
NET (LOSS).........................................................  $(3,162,803)    $ (455,230)
                                                                       =========      =========
Net (loss) per common share (Note C[7])............................  $     (1.59)    $     (.27)
                                                                       =========      =========
Weighted-average number of shares outstanding......................    1,984,507      1,667,202
                                                                       =========      =========
Pro forma net (loss) per common share (Note C[7])..................  $     (2.28)    $     (.39)
                                                                       =========      =========
Pro forma weighted-average number of shares outstanding............    1,386,383      1,158,905
                                                                       =========      =========



           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)
                            (NOTES A, G, H, L AND M)

                                 COMMON STOCK --                                   RETAINED
                                PAR VALUE $.0001   ADDITIONAL  UNEARNED PORTION    EARNINGS       TREASURY STOCK
                                -----------------   PAID-IN    OF COMPENSATORY   (ACCUMULATED   -------------------
                                 SHARES    AMOUNT   CAPITAL     STOCK OPTIONS      DEFICIT)     SHARES     AMOUNT        TOTAL
                                ---------  ------  ----------  ----------------  ------------   -------   ---------   -----------
Balance -- October 1, 1995..... 1,620,804   $162   $  228,958                    $    40,044                          $   269,164
  Issuance of common stock, net
    of $52,250 of costs (Note
    G[1])......................    89,604      9      447,741                                                             447,750
  Net (loss)...................                                                     (455,230)                            (455,230)
                                ---------   ----   ----------                    -----------                          -----------
Balance -- September 30,
  1996......................... 1,710,408    171      676,699                       (415,186)                             261,684
  Issuance of common stock
    (Note G[2])................    65,212      7      249,993                                                             250,000
  Issuance of common stock to
    acquire subsidiary (Note
    L).........................   224,330     22      859,978                                                             860,000
  Shares issuable with the
    interim financings (Notes
    G[3] and G[4]).............   141,420     14      849,986                                                             850,000
  Payable to stockholders for
    fractional shares..........                          (332)                                                               (332)
  Contribution from
    officers/stockholders (Note
    G[4])......................                       400,000                                                             400,000
  Treasury stock acquired at
    cost (Note G[4])...........                                                                  66,660   $(400,000)     (400,000)
  Unearned portion of
    compensatory stock options
    (Note H[2])................                       494,000     $ (494,000)
  Compensation expense for
    stock options (Note
    H[2])......................                                      290,000                                              290,000
  Net (loss)...................                                                   (3,162,803)                          (3,162,803)
                                ---------   ----   ----------      ---------     -----------     ------   ---------   -----------
BALANCE -- SEPTEMBER 30, 1997.. 2,141,370   $214   $3,530,324     $ (204,000)    $(3,577,989)    66,660   $(400,000)  $  (651,451)
                                =========   ====   ==========      =========     ===========     ======   =========   ===========

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                  1997           1996
                                                                               -----------     ---------
Cash flows from operating activities:
  Net (loss)...............................................................    $(3,162,803)    $(455,230)
  Adjustment to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation and amortization..........................................         46,742        23,644
    Stock issued for compensation..........................................                           10
    Stock options issued for compensation..................................        290,000
    Purchased research and development.....................................        713,710
    Deferred income taxes..................................................        (21,700)
    Amortization of debt discount and deferred financing fees..............        720,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable......................................         88,239         3,739
      (Increase) decrease in prepaid expenses and other current assets.....          2,242        (6,923)
      Increase in accounts payable.........................................        144,455         7,801
      Increase in accrued expenses.........................................         92,101        15,293
      Increase in deferred revenue.........................................          3,735           122
                                                                               -----------     ----------
         Net cash (used in) operating activities...........................     (1,083,279)     (411,544)
                                                                               -----------     ----------
Cash flows from investing activities:
  Acquisition of property and equipment....................................        (79,033)      (23,838)
  Proceeds from sale of equipment..........................................          1,954
  Acquisition of patents and trademarks....................................         (2,997)      (21,220)
  Cash acquired upon acquisition of subsidiary.............................         15,235
                                                                               -----------     ----------
         Net cash (used in) investing activities...........................        (64,841)      (45,058)
                                                                               -----------     ----------
Cash flows from financing activities:
  Payment of long-term debt................................................        (10,556)      (11,909)
  Proceeds from issuance of common stock...................................        250,000       597,750
  Proceeds from loans -- banks.............................................         14,500
  Repayment of loans -- banks..............................................           (451)
  Loans from officer/stockholder...........................................        199,163
  Payment of officer/stockholder loan......................................        (82,000)
  Proceeds from sale of units consisting of notes and common stock.........      1,100,000
  Payment of deferred registration costs...................................       (128,169)
  Payment of deferred financing fees.......................................       (180,500)
                                                                               -----------     ----------
         Net cash provided by financing activities.........................      1,161,987       585,841
                                                                               -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................         13,867       129,239
Cash and cash equivalents, beginning of year...............................        174,403        45,164
                                                                               -----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................    $   188,270     $ 174,403
                                                                               ===========     ==========
Supplemental schedule of noncash investing and financing activities:
    On November 30, 1996 the Company acquired Software Associates, Inc. as described in Note L
    In connection with the August 27, 1997 interim financing as described in Note G[4], certain officers/stockholders contributed 66,660 shares of common stock to the Company valued at $400,000 which the Company then placed in treasury
Supplemental disclosure of cash flow information:
  Cash paid for interest during the year...................................    $    27,016     $  21,271

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- BASIS OF PRESENTATION:

     The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWE") and its wholly owned subsidiaries, Megascore, Inc. DynamicWeb Transactions Systems, Inc. ("DWTS") and Software Associates, from the date of its acquisition (November 30, 1996) (Note L) (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

     On March 26, 1996 DWTS was acquired by Seahawk Capital Corporation ("Seahawk"), a publicly held corporation which subsequently changed its name to DynamicWeb Enterprises, Inc.; it had 114,759 shares of common stock outstanding and no assets. Prior to the acquisition, Seahawk distributed all of its assets to its shareholders. In the acquisition, the shareholders of DWTS received 1,281,716 shares of Seahawk's common stock. The acquisition is being accounted for as if DWTS were the acquiring entity. The shares of Seahawk are accounted for as being outstanding for all periods presented. In connection with the acquisition, 191,724 shares were issued to a finder and 19,563 shares were issued for legal fees. At the conclusion of this transaction, there were 1,607,762 shares outstanding.

     DWTS, formerly a division of Megascore, Inc. was established as a separate legal entity on October 31, 1995. On February 7, 1996 DWTS issued all of its shares of its common stock to Megascore, Inc. On September 30, 1996, DynamicWeb Enterprises, Inc. acquired all the common stock of Megascore, Inc. for 13,042 shares of its common stock. The transaction was accounted as a combination of entities under common control. The accompanying financial statements retain the historical accounting basis for the net assets of Megascore, Inc. and gives effect to the operations of Megascore, Inc. for all periods presented.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company had a loss of approximately $3,163,000 for the year ended September 30, 1997, a working capital deficiency of approximately $1,044,000 and a capital deficiency of approximately $651,000. A substantial portion of its resources may be depleted before the Company markets and derives significant revenues from its products and services. These factors raise substantial doubts about the Company's ability to continue as a going concern. The Company is planning to raise additional equity through a proposed public offering of stock (Note M). There is no assurance that the Company's products and services will be commercially successful.

(NOTE B) -- THE COMPANY:

     DWE is in the business of facilitating electronic commerce transactions between business entities, developing, marketing and supporting software products and other services that enable business entities to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI"). DWE offers electronic commerce solutions in EDI and Internet-based transactions processing.

     Megascore, Inc. is a full-service systems integrator specializing in distribution, accounting and point-of-sale computer software consulting services for suppliers and retailers.

     Software Associates, Inc. is a service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

(NOTE C) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  [1] Revenue recognition:

     Revenues are recognized when products are shipped, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. The Company provides customer support to purchasers of its product and such revenues are recognized when services are provided. The Company enters into contracts with customers whereby revenues are earned based upon a per transaction fee.

     Deferred revenue represents revenue billed in advance for consulting support services.

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

  [4] Intangible assets:

     a) Patents and trademarks:

     Costs to obtain patents and trademarks have been capitalized. The Company has submitted numerous applications which are currently pending. These costs are being amortized over five years.

     b) Customer list:

     Customer list had been valued in connection with the acquisition of Software Associates, Inc. (Note L) and is being amortized over five years.

     The Company evaluates its long-lived assets for impairment based upon undiscounted cash flows. When an impairment occurs, the Company would write down its assets.

  [5] Research and development:

     Research and development costs are charged to expense as incurred.

  [6] Income taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset for the expected future tax benefit to be derived primarily from net operating loss carryforwards was fully reserved since the likelihood of realization of the benefit cannot be established.

  [7] Loss per share of common stock:

     Net loss per share of common stock is based on the weighted average number of shares outstanding and shares issuable. Contingent shares issuable in connection with the acquisition of Software Associates, Inc. (Note L) are excluded from the weighted average shares outstanding. Pro forma net loss per share gives retroactive effect to the shares contributed to the Company in exchange for warrants, see Note G[6].

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

(NOTE C) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

  [8] Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  [9] Fair value of financial instruments:

     The Company considers its financial instruments and obligations, which are carried at cost, to approximate fair value due to the near-term due dates.

  [10] Recently adopted accounting pronouncements:

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of a long-lived asset may not be recoverable.

     SFAS 123 encourages companies, among other things, to establish a fair value based method of accounting for stock-based compensation plans and requires disclosure thereof on a fair value basis. The adoption of SFAS 121 and SFAS 123 did not have a material impact on the Company's financial statements. The Company has elected to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method.

  [11] Recently issued accounting pronouncements:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for financial statements issued for interim and annual periods ending after December 15, 1997; after the effective date, all prior period earnings per share data is required to be restated. The Company believes that adoption of SFAS 128 will not have a material impact on its financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

(NOTE D) -- PROPERTY AND EQUIPMENT:

     Property and equipment are as follows at September 30, 1997:

                                                                                ESTIMATED
                                                                                 USEFUL
                                                                                  LIFE
                                                                           -------------------
    Office facility condominium.............................  $156,600          20 years
    Office equipment........................................    31,047           5 years
    Computer equipment (includes a capitalized lease of
      $10,000)..............................................   118,084           5 years
    Automobiles.............................................    16,221           5 years
    Leasehold improvements..................................    38,125       Shorter of life of
                                                              --------       lease or useful
                                                                             life of asset
                                                               360,077
    Accumulated depreciation and amortization...............   116,965
                                                              --------
                                                               243,112
    Land....................................................    41,400
                                                              --------
                                                              $284,512
                                                              ========

(NOTE E) -- LONG-TERM DEBT:

     Long-term debt consists of the following at September 30, 1997:

    *Mortgage payable -- due July 2015; payable in varying monthly installments at an interest rate at the lower of prime (8.5% at
      September 30, 1997) plus 2% or 14.25%...................................  $187,285
    Auto loan -- due June 1999 payable in monthly installments of $334 and
      5.9% interest...........................................................     6,246
    Other.....................................................................       205
                                                                                --------
         Total indebtedness...................................................   193,736
    Less current maturities...................................................     7,925
                                                                                --------
         Noncurrent portion...................................................  $185,811
                                                                                ========

     Maturities of long-term debt for the next five years at September 30, 1997 are as follows:

             YEAR ENDING
            SEPTEMBER 30,
            -------------
              1998............................................................  $  7,925
              1999............................................................     6,526
              2000............................................................     4,000
              2001............................................................     4,000
              2002............................................................     4,000
              Thereafter......................................................   167,285
                                                                                --------
                      Total...................................................  $193,736
                                                                                ========

---------------
* Collateralized by an office facility condominium and land with a net book value of approximately $179,800 at September 30, 1997 and is guaranteed by the Chief Executive Officer and the Vice President of the Company.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

  (NOTE F) -- OTHER DEBT:

     [1] Lines of credit:

     The Company has two lines of credit aggregating $97,500 which are personally guaranteed by an officer of the Company and have interest rates of 2% and 4 3/4% above the bank's lending rate (10.5% and 13.25%, respectively). The Company borrowed $24,049 as at September 30, 1997 and subsequently borrowed $73,000 in November, 1997.

     [2] Loans from stockholders:

     In February and March 1997, the Company received a loan from its Chief Executive Officer ("CEO") of $50,000 which the Company repaid from the net proceeds of the private placement described in Note G[3]. The Company received additional loans from its Company's CEO and Vice President aggregating $149,163 bearing interest at 8% of which $32,000 was paid back to the CEO. On December 18, 1997, the Company received an additional loan of $25,000; the loan balance of approximately $142,000 is expected to be repaid from the net proceeds of the Company's proposed public offering described in Note M.

(NOTE G) -- STOCKHOLDERS' EQUITY AND INTERIM FINANCING:

     [1] On March 26, 1996, the Company completed a stock offering under Regulation S, whereby it sold 89,604 shares of its common stock for $500,000 less fees in connection with such offering of $52,250 for net proceeds of $447,750.

     [2] On November 21, 1996, the Company sold 65,212 shares of its common stock for $250,000.

     [3] On April 30, 1996, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent received a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering. Deferred financing fees in this transaction were approximately $108,000. Each unit consists of a $25,000 subordinated promissory note bearing interest at 8% and 3,115 shares of the Company's common stock. The notes are due at the earlier of the closing of the proposed public offering referred to in Note M; when the Company obtains an aggregate financing of $2,000,000 excluding expenses or March 31, 1999. The 3,115 shares of common stock in each unit, issued on November 6, 1997, aggregate to 74,760 shares of common stock.

     The common stock was valued at a fair value of $450,000 and $150,000 was allocated to the notes. Debt discount of $450,000 and deferred financing fees of $108,000 are amortized over the expected completion of the Company's public offering of securities. At September 30, 1997 $465,000 of amortization was expensed and the remaining balance of $93,000 will be charged to operations through October 31, 1997. The effective interest rate was approximately 191%.

     [4] On August 27, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 20 units for an aggregate amount of $500,000. The placement agent received a fee and nonaccountable expense allowance aggregating $65,000 or 13% of the private placement offering. Deferred financing fees in this transaction were approximately $72,500. Each unit consists of a $25,000 subordinated promissory note bearing interest at 8% and 3,333 shares of the Company's common stock. In connection with this transaction, two officers of the Company agreed to contribute 66,660 shares of common stock valued at $400,000 and the Company placed such shares in treasury. The notes are due at the earlier of the closing of the proposed public offering referred to in Note M; when the Company obtains an aggregate financing of $2,000,000 excluding expenses or September 30, 1999. The 3,333 shares of common stock in each unit, issued on November 6, 1997, aggregate 66,660 shares of common stock.

     The common stock was valued at a fair value of $400,000 and $100,000 was allocated to the notes. Debt discount of $400,000 and deferred financing fees of $72,500 are amortized over the expected completion of the

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Company's public offering of securities. At September 30, 1997, $255,000 of amortization was expensed and the remaining balance of $217,500 will be charged to operations through October 31, 1997. The effective interest rate was approximately 525%.

     [5] On March 7, 1997, the Board of Directors approved a reverse stock split for each share of common stock to be converted into .2608491 of one share and authorized 5,000,000 shares of preferred stock. On June 12, 1997, the shareholders approved such transaction which was completed on January 9, 1998. Cash is to be issued to the shareholders for any fractional shares. The accompanying financial statements give retroactive effect to this transaction.

     [6] On December 23, 1997, certain of the Company's existing shareholders agreed to contribute 654,597 shares of the Company's common stock in exchange for 125,000 warrants. The warrants expire on December 23, 2007; the warrantholders can purchase the Company's common stock at $6.00 per share. The Company valued the 654,597 shares received at its market value of $3,606,829. Also, contingent shares issuable in connection with the acquisition of Software Associates, Inc. (Note L) were reduced from 297,367 shares to 178,420 shares.

(NOTE H) -- STOCK OPTION PLANS:

     [1] Director stock option plan:

     On April 28, 1997, the Board of Directors adopted a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to its outside directors to purchase up to 78,254 shares of the Company's common stock. The Director Plan was approved by the shareholders on June 12, 1997. Pursuant to the Director Plan, directors are to be granted options to purchase 3,912 shares of the Company's common stock at each annual meeting of shareholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined in the Director Plan or the compensation committee waives the eleven-month continuous service requirement. On September 30, 1997, 15,648 options were granted to directors to purchase the Company's common stock pursuant to the Director Plan; such options expire on October 31, 2007 and are exercisable immediately.

     [2] Employee stock option plan:

     On March 7, 1997, the Board of Directors adopted the Company's 1997 employee stock option plan (the "Plan"), amended by the Board of Directors on April 29, 1997, under which incentive stock option and nonqualified stock options may be granted to purchase up to 234,764 shares of the Company's common stock. The Plan was approved by the shareholders on June 12, 1997. Incentive stock options are to be granted at a price not less than the fair market value, or 110% of fair market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee. On August 8, 1997, the Company granted 99,054 options to its employees including 6,521 to employees of Software Associates, Inc. to purchase the Company's common stock which had a fair value of $6.23 per share at the date of grant and expire on August 7, 2007. See Note H[3] with respect to exercise price.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

     [2] Employee stock option plan: (continued)

     The Company recorded approximately $494,000 of compensation relating to options issued to its employees in which the fair value exceeded the exercise price, of which $290,000 was charged to operations in 1997 and $204,000 is to be charged over the vesting periods as follows:

             YEAR ENDING
            SEPTEMBER 30,
            -------------
              1998....................................................  $115,000
              1999....................................................    70,000
              2000....................................................    19,000
                                                                        --------
                      Total...........................................  $204,000
                                                                        ========

     Additionally, on September 11, 1997, the Company granted 104,338 options to purchase the Company's common stock at $3.83 per share to its President. See Note K[2].

     [3] Accounting for stock based compensation:

     As indicated in Note C[10], the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     Pro forma information regarding net loss and loss per share is presented below as if the Company had accounted for its employee stock options under the fair value method of that statement; such pro forma information is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the year ended September 30, 1997 would have been approximately $(3,449,803) or $(1.74) per share and $(2.49) per share as adjusted to reflect the contribution of shares by certain stockholders in exchange for warrants, see Note G[6]. The weighted average fair value of the options granted during the years ended September 30, 1997 are estimated as $3.06 on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the year ended September 30, 1997: expected dividend yield of 0%, expected volatility of .5%, risk free interest rates of 6.08%, 6.11% and 6.34% and estimated life of seven years and ten years.

     Additional information with respect to stock option activity is summarized as follows:

                                                                        YEAR ENDED
                                                                    SEPTEMBER 30, 1997
                                                                   --------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                                   SHARES       PRICE
                                                                   -------     --------
        Balance outstanding -- September 30, 1996................      -0-
        Options granted..........................................  219,040      $ 3.06
                                                                   -------       -----
        Balance outstanding -- September 30, 1997................  219,040      $ 3.06
                                                                   =======       =====
        Options exercisable -- September 30, 1997................   77,723      $ 2.16
                                                                   =======       =====

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

     [3] Accounting for stock based compensation: (continued)

     The following table summarizes information about stock options outstanding at September 30, 1997:

                                                  WEIGHTED-
                                                   AVERAGE         WEIGHTED
                                 NUMBER          CONTRACTUAL       AVERAGE        NUMBER
                  EXERCISE     OF OPTIONS         REMAINING        EXERCISE     OF OPTIONS
                   PRICE       OUTSTANDING     LIFE (IN YEARS)      PRICE       EXERCISABLE
                  --------     -----------     ---------------     --------     -----------
                   $ 6.23          9,388              9.9           $ 6.23
                     4.55         15,648             10.0             4.55         15,648
                     3.83        104,338              9.9             3.83
                     1.56         89,666              9.9             1.56         62,075
                    -----        -------             ----            -----         ------
                                 219,040                                           77,723
                                 =======                                           ======

(NOTE I) -- INCOME TAXES:

     [1] The Company has a federal and state net operating loss carryforward of approximately $1,850,000 at September 30, 1997 which expires through 2012 including federal and state net operating loss carryovers of $50,000 and $29,000 attributable to Megascore, Inc. and Software Associates, Inc. which may be used to offset income earned by those companies. The tax benefits of these deferred tax assets are fully reserved since the likelihood of realization of the benefit cannot be established.

     The Tax Reform Act of 1986 contains provisions which limits the net operating loss carryforwards available for use in any given year should certain events occur, including significant changes in ownership interests. If the Company is successful in completing a proposed public offering, the utilization of its net operating loss carryover may be limited.

     [2] The tax effects of principal temporary differences and net operating loss carryforwards are as follows at September 30, 1997:

        Asset:
          Federal and state operating loss carryforwards................  $   740,000
          Debt discount and deferred financing fees.....................      230,000
          Compensation expense -- stock options.........................      116,000
          Accounts receivable allowance.................................       34,000
          Accrued expenses..............................................        4,000
          Accrual basis to cash basis adjustments.......................        6,000
                                                                          ------------
                  Total.................................................    1,130,000
        Valuation allowance.............................................   (1,130,000)
                                                                          ------------
        Net deferred tax asset..........................................  $       -0-
                                                                          ============

     The increase in the valuation allowance from September 30, 1996 to September 30, 1997 was approximately $969,000.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

     The differences between the statutory Federal income tax rate and the effective (benefit) are as follows:

                                                                        SEPTEMBER 30,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Statutory rate (benefit).....................................  (34.0)%   (34.0)%
        Nondeductible items..........................................    8.0
        Valuation allowance..........................................   25.3      34.0
                                                                       ------    ------
        Effective tax rate (benefit).................................    (.7)%       0%
                                                                       =======   =======

(NOTE J) -- CONCENTRATION OF CREDIT RISKS:

     [1] Cash and cash equivalents:

     The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit.

     [2] Accounts receivable:

     The Company routinely evaluates the credit worthiness of its customers to limit its concentration of credit risk with respect to its trade receivables.

     [3] Significant customers:

     The Company had one customer that accounted for 18% of net sales for the year ended September 30, 1997 and two customers that accounted for 16% and 10% of net sales for the year ended September 30, 1996.

(NOTE K) -- COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     [1] Leases:

     On October 1, 1996, the Company signed an operating lease for office space which expires in October 2001. In addition, a subsidiary occupies office space which is described in Note L. The following are minimum annual rental payments:

             YEAR ENDING
            SEPTEMBER 30,
            -------------
              1998....................................................  $ 80,000
              1999....................................................    82,000
              2000....................................................    84,000
              2001....................................................    86,000
              2002....................................................    52,000
                                                                        --------
                      Total...........................................  $384,000
                                                                        ========

     Rent expense for the year ended September 30, 1997 was approximately
$67,600.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

     [2] Employment contract:

     On August 26, 1997, the Company entered into a three-year employment contract with its President for an annual salary of $160,000. Upon expiration of the employment contract, the term shall be automatically renewed for one year unless either party gives written notice prior to ninety days before the expiration date. In connection with this contract, on September 11, 1997, the Company granted options to purchase 104,338 shares of common stock at $3.83 per share which expire in ten years and vest over a three-year period. The fair value of the stock at the date of grant was $4.55 per share. Included in Note H[2] is the estimated compensation expense for the option grant.

     [3] Late filings and annual report:

     The Company was required to file with the Securities and Exchange Commission Form 10-KSB for September 30, 1996, Form 10-QSB for the quarter ended March 31, 1997 and December 31, 1996 and an amended Form 8-K for the acquisition of Megascore, Inc. and Software Associates, Inc. The Company did not distribute its year ended September 30, 1996 annual report to its shareholders within 120 days after year end. Management believes that the Company has subsequently complied with all of its filing requirements and has distributed its year ended September 30, 1996 report to the shareholders.

     [4] Stockholders' equity (capital deficiency):

     In connection with the acquisition of Software Associates, Inc., as described in Note L, the Company agreed to issue up to 297,367 additional shares (134,590 shares after the contribution of shares by certain stockholders, see Note G[6]) of its common stock in the event that the average closing bid price of the Company's common stock does not equal $12.939 per share (after the contribution of shares by certain stockholders, see Note G[6], the price was adjusted to $21.565 per share) for five trading days immediately prior to January 30, 2000.

(NOTE L) -- ACQUISITION AND RELATED PARTY TRANSACTION:

     On November 30, 1996, the Company entered into a stock purchase agreement with Software Associates, Inc. and its sole shareholder (the "SA Agreement") whereby the Company acquired all the issued and outstanding common stock of Software Associates, Inc. The Company exchanged 224,330 (134,598 shares after contributions of shares by certain stockholders, see Note G[6]) shares of its common stock for all of the issued and outstanding shares of Software Associates, Inc. The Company further agreed to issue up to 297,367 (178,420 shares after contributions of shares by certain stockholders, see Note G[6]) additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $12.939 per share (after the contribution of shares by certain stockholders, see Note G[6], the price was adjusted to $21.565 per share) for the five trading days immediately prior to January 30, 2000. In connection with this transaction, the Company incurred approximately $25,000 of professional fees.

     The SA Agreement also required the Company to issue options for the purchase of 6,521 shares of its common stock to employees of Software Associates, Inc., which were issued in August 1997.

     In connection with the acquisition, the Company entered into a five-year employment contract with the sole shareholder/president of Software Associates, Inc. The agreement provides for an annual salary of approximately $136,000 and includes a discretionary bonus as determined by the Company's Board of Directors.

     Software Associates, Inc., occupies its office space through December 31, 2002 from a partnership whose partners are the Executive Vice President of the Company and his wife. The lease provides for an annual increase of three percent and requires the Company to pay condominium maintenance fees. The partnership and Software Associates, Inc. are jointly liable on the mortgage which was approximately $246,000 as at September 30, 1997, the debt is being paid by the partnership, and matures in August 2019. The Company is informed that the partnership's mortgage balance is current.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

     The purchase price was recorded as follows at November 30, 1996:

        Current assets....................................................  $133,381
        Fixed assets......................................................     5,167
        Purchased research and development................................   713,710
        Customer list.....................................................   100,000
        Current liabilities...............................................   (67,258)
                                                                            --------
                                                                            $885,000
                                                                            ========

     Purchased research and development was charged to operations upon acquisition. The acquisition was recorded as a purchase.

     The condensed unaudited pro forma and as adjusted (gives effect to the contribution of stock by certain shareholders in exchange for warrants, see Note G[6]) information of the Company for the year ended September 30, 1997 and September 30, 1996 are presented as if the acquisition of Software Associates, Inc. occurred on October 1, 1996 and October 1, 1995. The pro forma and as adjusted information are not necessarily indicative of the results that would have been reported had the acquisition occurred on those dates nor is it indicative of the Company's future results.

                                                                          PRO FORMA
                                                                         YEAR ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------
    Net sales...................................................  $  764,144     $1,127,447
                                                                  ===========    ==========
    Net (loss)..................................................  (2,439,569)*     (550,940)
                                                                  ===========    ==========
    (Loss) per share............................................  $    (1.21)    $     (.29)
                                                                  ===========    ==========
    Weighted-average shares outstanding.........................   2,021,997      1,891,532
                                                                  ===========    ==========
    (Loss) per share as adjusted................................  $    (1.73)    $     (.43)
                                                                  ==========     ==========
    Weighted-average shares outstanding as adjusted.............   1,408,877      1,293,503
                                                                  ==========     ==========

---------------
* Excludes a charge of approximately $714,000 for purchased research and development appearing in the historical financial statements for the year ended September 30, 1997.

(NOTE M) -- CONTEMPLATED PUBLIC OFFERING:

     On February 1, 1997, the Company signed a letter of intent with an underwriter with respect to a contemplated public offering of the Company's securities. The Company expects to incur significant additional costs in connection therewith. In the event that the offering is not successfully completed, such costs will be charged to expense.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On February 24, 1997, the Issuer retained the services of Richard Eisner & Company, LLP as the Company's principal independent accountant and auditor ("Eisner"). Eisner's responsibilities include the audit of the Issuer's financial statements for the two fiscal years ending September 30, 1997.

      The circumstances of the retention of Eisner are discussed in the Company's Form 8-K as filed with the Commission dated February 19, 1997, as amended by the Amendment to Form 8-K dated March 12, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors and Executive Officers. The following table contains certain information with respect to the Board of Directors and the executive officers of the Company.

NAME                               AGE         POSITION

Steven L. Vanechanos, Jr.(1)       43     Chairman of the Board and Chief Executive
                                            Officer
James D. Conners                   58     President and Chief Operating Officer
Steve Vanechanos, Sr.(1)           67     Director, Vice President, Treasurer and
                                            Secretary
Kenneth R. Konikowski              50     Director and Executive Vice President
F. Patrick Ahearn, Jr.(2)          49     Director
Denis Clark                        53     Director
Frank T. DiPalma(3)                51     Director
Robert Droste(2)(3)                43     Director

--------
     (1) Steve Vanechanos, Sr. is the father of Steven L. Vanechanos, Jr. and Michael Vanechanos. As of December 17, 1997, and after giving effect to the contribution of certain shares of Common Stock to the capital of the Company, Michael Vanechanos beneficially owns approximately 7% of the Company's outstanding Common Stock. See "ITEM 1. DESCRIPTION OF BUSINESS -- RECENT DEVELOPMENTS -- Contribution of Stock By Certain Shareholders," "PRINCIPAL STOCKHOLDERS" and "CERTAIN TRANSACTIONS -- Significant Shareholder."

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

     STEVEN L. VANECHANOS, JR. became President and Chairman of the Board of Directors of the Company on March 26, 1996. On August 26, 1997, he assumed the office of Chief Executive Officer and Mr. Conners became the President. Mr. Vanechanos has been President of DynamicWeb Transaction Systems, Inc.
("DWTS"), a wholly-owned subsidiary of the Company, since its incorporation in October 1995. He also was a co-founder of Megascore, Inc. ("Megascore"), a wholly-owned subsidiary of the Company, in 1981 and has served as its President since April 1985. He has a Bachelor of Science Degree in Finance and Economics from Fairleigh Dickinson University, Rutherford, New Jersey Campus. In 1981, he received a Certificate in Computer Programming and in 1982, he received a Certificate in Data Processing from The Institute for the Certification of Computer Professionals.

     JAMES D. CONNERS became President and Chief Operating Officer of the Company on August 26, 1997. Prior to joining the Company, Mr. Conners served as the Vice President of Strategic Planning of Sterling Commerce in 1996 and the Vice President of its Internet Business Unit in 1997. Prior to joining Sterling Commerce, Mr. Conners spent 15 years at General Electric Information Services
(GEIS) in various sales and marketing positions, most recently as the General Manager in charge of the Ameritech Alliance. Mr. Conners graduated from the University of Detroit with a BS degree in Mathematics with a minor in Physics.

     STEVE VANECHANOS, SR. became Vice President, Secretary, Treasurer and a Director of the Company on March 26, 1996. He was a co-founder of Megascore in 1981 and of DWTS in 1995. He has served as a Vice President of Megascore since April 1985 and of DWTS since October 1995. He attended Newark College of Engineering in Newark for two years. He continued his education with certifications from PSI Programming

Institute in New York City and with courses in principles of accounting at ABA Institute, Hudson County Chapter.

     KENNETH R. KONIKOWSKI became the Executive Vice President and a Director of the Company on December 1, 1996. Prior to that date, Mr. Konikowski was President of Software Associates, which he founded in 1985. Software Associates is currently a wholly-owned subsidiary of the Company. See "CERTAIN TRANSACTIONS."

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

     DENIS CLARK became a Director of the Company on June 12, 1997. Mr. Clark has served as Vice President of Sterling Commerce, Inc. from 1993 to 1996 and was employed by IBM Corporation as a Director of Consulting from 1991 to 1992 and as a Director of Software Marketing from 1989 to 1991.

     FRANK T. DIPALMA became a Director of the Company on March 26, 1996. Since January 1997, Mr. DiPalma has been employed as Vice President of Operations and Engineering for Energy Corporation of America, Mountaineer Gas Division. Prior to that time, and during the past five years, he held various management positions for Public Service Electric and Gas, a public utility located in Newark, New Jersey. In 1995 and 1996, he was the owner of Palmer Associates, a management consulting company. Mr. DiPalma graduated from New Jersey Institute of Technology with a Bachelor of Science in Mechanical Engineering, Fairleigh Dickinson University with a Masters in Business Administration, and the University of Michigan's Executive Development Program.

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

     Pursuant to the Company's Amended and Restated Certificate of Incorporation, the Board of Directors is divided into three classes which shall be as nearly equal in number as possible. The Directors in each class will hold office following their initial appointment to office for terms of one year, two years and three years, respectively and, upon reelection, will serve for terms of three years thereafter. Each Director will serve until his or her successor is elected and qualified. Presently, Directors Ahearn, DiPalma and Clark are Class I Directors to hold office until the annual shareholder election of Directors in 1998; Directors Konikowski and Vanechanos, Sr. are Class II Directors to hold office until the annual shareholder election of Directors in 1999; and Directors Droste and Vanechanos, Jr., are Class III Directors to hold office until the annual shareholder election of Directors in 2000.

     Pursuant to the Company's Amended and Restated Certificate of Incorporation, a Director may be removed by shareholders only upon the affirmative vote of at least a majority of the votes which all shareholders would be entitled to cast. The Board of Directors shall have the exclusive power to fill any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of Directors, by a majority vote of the Directors then in office. Any Director so elected shall serve until the next annual meeting of shareholders.

     Although Michael Vanechanos is the owner of approximately 7 percent of the presently-outstanding Common Stock and is related to Steven L. Vanechanos Jr. and Steve Vanechanos, Sr., Michael Vanechanos does not participate in the business affairs of the Company, including its operations, financing and strategy.

      Compliance With Section 16(a) of the Securities Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The rules of the SEC regarding the filing of such statements require that "late filings" of such statement be disclosed in this Report.

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that, during the fiscal year ended September 30, 1997, its officers, directors, and greater than ten-percent beneficial owners complied with applicable Section 16(a) filing requirements, except that (i)
F. Patrick Ahearn, Jr, Frank DiPalma, Robert Droste and Denis Clark each inadvertently failed to file a Form 5 to report stock options for 3,912 of common stock received under the 1997 Stock Option Plan for Outside Directors;
(ii) Steven Vanechanos Jr. and Steve Vanechanos Sr. each inadvertently failed to file a Form 5 to report their contribution of 33,330 shares of common stock of the Company in connection with the August 1997 Financing, and (iii) James Conners inadvertently failed to file a Form 3 when he became an officer of the Company, and a Form 5 to report stock options for 104,388 of common stock he received from the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

  General

     There were no executive officers of the Company or any of its subsidiaries whose salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1996. The following table sets forth the compensation paid to Steven L. Vanechanos, Jr., the Company's President from March 26, 1996 to August 26, 1997 (when he continued in the role of Chief Executive Officer, and James Conners became President). Jonathan B. Lassers served as the Company's President and Chief Executive Officer from May 1995 until March 26, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                     OTHER ANNUAL
       NAME AND PRINCIPAL POSITION          YEAR       SALARY        COMPENSATION
------------------------------------------  ----       -------       ------------
Steven L. Vanechanos, Jr.                   1997       $61,000         $  4,750(1)
Chief Executive Officer                     1996(2)    $58,762(3)      $ 10,300(4)

Jonathan B. Lassers                         1996(5)    $     0(6)      $      0(6)
Former President and Chief Executive
  Officer

---------------

(1) Consists of lease payments totalling $4,750 made by the Company for an automobile used by Mr. Vanechanos, Jr.

(2) Mr. Vanechanos, Jr. commenced his employment with the Company on March 26, 1996, the date upon which Seahawk Oil International, Inc. acquired DynamicWeb Transaction Systems, Inc. and changed its name to DynamicWeb Enterprises, Inc. Prior to such time, he had been President of DWTS.

(3) This amount includes salary paid by Megascore during the year ended September 30, 1996. Megascore was acquired by the Company on September 30, 1996.

(4) Consists of (a) lease payments totaling $4,300 made by the Company for an automobile used by Mr. Vanechanos, Jr., and (b) travel and entertainment expenses of approximately $6,000 paid by the Company. Mr. Vanechanos, Jr. did not receive any long-term compensation.

(5) Mr. Lassers terminated his employment with the Company on March 26, 1996, the date upon which Seahawk Oil International, Inc. acquired DynamicWeb Transaction Systems, Inc. and changed its name to DynamicWeb Enterprises, Inc.

(6) Mr. Lassers commenced his employment with the Company in May 1995. Mr. Lassers has represented to management that he was paid no salary or other compensation prior to March 26, 1996. The Company did not pay any amounts to Mr. Lassers after that date.

  Stock Options

     There were no executive officers of the Company or any of its subsidiaries who received or exercised stock options, stock appreciation rights or other stock awards from the Company during the fiscal year ended September 30, 1996. As of September 30, 1996, except for the Company's 1992 Stock Option Plan, the Company did not have in place any stock option, stock appreciation right, or similar compensation plan, nor were any options or stock appreciation rights outstanding and exercisable as of such date under the 1992 Stock Option Plan or otherwise. On March 7, 1997, the Company terminated the 1992 Stock Option Plan. On June 12, 1997, the shareholders of the Company approved the 1997 Employee Stock Option Plan and the 1997 Stock Option Plan for Outside Directors (collectively, the "1997 Plans").

  Employment Agreements

     On December 1, 1996, Kenneth R. Konikowski, Executive Vice President of the Company, entered into an Employment Agreement with the Company (the "Konikowski Agreement"). Under the terms of the Konikowski Agreement, Mr. Konikowski serves as Executive Vice President and a member of the Company's Board of Directors and is entitled to an annual salary of $135,600. The Konikowski Agreement provides that this amount may be increased based on annual performance reviews pursuant to the Company's policies and practices. Mr. Konikowski is also eligible to be paid an annual bonus based on the Company's to-be-established incentive bonus plan. Mr. Konikowski also receives certain employee benefits, including $500,000 of life insurance, disability and health insurance, vacation days, and use of an automobile. He is also eligible to participate in the Company's 1997 Employee Stock Option Plan.

     The Konikowski Agreement provides that if Mr. Konikowski's employment is terminated by the Company other than for "Cause," "Disability" or "Material Breach," each as defined therein, or if he terminates his employment for "Good Reason," as defined therein, Mr. Konikowski is entitled to a lump sum amount equal to the commuted value of his base salary in effect or authorized at the time of termination for the period remaining until November 30, 2001 (determined by discounting all payments at a rate equal to the bond equivalent yield of the latest two-year Treasury Bill auction). The Company is also required to maintain in full force and effect certain of Mr. Konikowski's employee benefits.

     On August 26, 1997, the Company hired James D. Conners as President, and the Company and Mr. Conners entered into an Employment Agreement (the "Conners Agreement"). The Conners Agreement provides that he shall serve as President of the Company for a term of 3 years, with automatic renewal unless either party gives timely notice of its intent not to renew. The Conners Agreement provides for a base salary of $160,000, and obligates the Company to grant options to purchase 104,338 shares of the Company's Common Stock during his employment period for a price of $3.83 per share, 45,648 of such shares to vest at August 25, 1998, 32,606 to vest at August 25, 1999, and the remaining 26,084 to vest at August 25, 2000. On September 11, 1997, Mr. Connors was granted 104,338 options under the 1997 Employee Plan. Further, Mr. Conners is entitled to a $1,000 per month housing allowance and a $500 per month leased automobile allowance. He is eligible to participate in the 1997 Employee Plan and the Company's other employee benefit plans as may be implemented from time to time.

     The Conners Agreement provides that if Mr. Conners employment is terminated other than for "Cause" as defined therein, Mr. Conners is entitled to receive his base salary, incentive compensation and options for the balance of his employment period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 1, 1997, for (i) each person who owns of record or is known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each of the Company's current Directors, (iii) each person named in the Summary Compensation Table set forth above under "MANAGEMENT," and (iv) all current directors and executive officers of the Company as a group, such person's name and address, the number of shares of Common Stock beneficially owned by such person, and the percentage of the outstanding Common Stock so owned. Unless otherwise indicated in a footnote, each of the following persons holds sole voting and investment power over the shares listed as beneficially owned.


                                                     AMOUNT AND NATURE
                                                       OF BENEFICIAL       PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER         OWNERSHIP(1)(2)       CLASS(3)
    -----------------------------------------------  -----------------     ----------
    Steven L. Vanechanos, Jr.......................        276,203           19.24%
    92 Clarken Drive
    West Orange, New Jersey 07052

    Steven Vanechanos, Sr..........................        273,288           19.03%
    96 Union Avenue
    Rutherford, New Jersey 07082

    Kenneth R. Konikowski(4).......................        134,598            9.37%
    36 Pinebrook Road
    Towco, New Jersey 07082

    Michael Vanechanos.............................        102,133            7.11%
    129 S. Telegraph Hill Road
    Holmdel, New Jersey 07703

    Sierra Growth & Opportunity....................         71,994(5)         5.01%
    551 Fifth Avenue, Suite 605
    New York, New York 10017

    James D. Conners...............................              0(6)            0%
    5506 Carnoustie Court
    Dublin, Ohio 43017

    F. Patrick Ahearn, Jr..........................          6,067(7)         0.42%
    107 Maple Street
    Rutherford, New Jersey 07070

    Frank T. DiPalma...............................         10,697(7)(8)      0.75%
    179 Claremont Road
    Ridgewood, New Jersey 07450

    Robert Droste..................................          6,067(7)         0.42%
    24 Summit Road
    Clifton, New Jersey 07012

    Denis Clark....................................          3,912(7)         0.27%
    8417 Greenside Drive
    Dublin, Ohio 43017

    All directors and executive officers as a group
    (8 in number)..................................        710,832           49.51%

---------------

 (1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the Securities and Exchange Commission ("SEC") and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days of the date of this Prospectus. Beneficial ownership may be disclaimed as to certain of the securities. Steven L. Vanechanos, Jr. and Michael Vanechanos are brothers, and are the sons of Steve Vanechanos, Sr. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Significant Shareholder." Each of the foregoing disclaims beneficial ownership of the shares of Common Stock owned by the others.

 (2) Information furnished by the directors and executive officers of the Company. All numbers of shares reflect the 0.2608491-for-one Reverse Stock Split and the Contribution of Stock by certain of the Company's existing shareholders of the Company. See "RECENT DEVELOPMENTS."

 (3) Percentages based upon (a) 1,420,113 shares outstanding on December 1, 1997, after giving effect to the Contribution of Stock and the Reverse Stock Split, plus (b) an additional 15,648 shares issuable within 60 days of the Offering to the named outside directors under the 1997 Director Plan. See Footnote (8) below.

 (4) Does not include additional shares of Common Stock that may be issuable in connection with the prior acquisition of Software Associates. See "CERTAIN TRANSACTIONS -- Acquisition of Software Associates and Megascore."

 (5) Based upon information available to the Company, it is believed that a Mr. John Figliolini exercises sole voting and investment powers over the Company's Common Stock on behalf of Sierra Growth & Opportunity.

 (6) Mr. Conners has been granted options to purchase 104,338 shares on September 11, 1997 under the 1997 Employee Plan, none of which can be acquired within 60 days of this Report.

 (7) Includes options to purchase 3,912 shares granted in 1997 under the 1997 Director Plan.

 (8) All of such shares are held jointly by Mr. DiPalma and his spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF SOFTWARE ASSOCIATES AND MEGASCORE

     On November 30, 1996, pursuant to a Stock Purchase Agreement dated such date among the Company, Software Associates and Kenneth R. Konikowski, the sole shareholder of Software Associates (the "SA Agreement"), the Company exchanged 224,330 shares with Mr. Konikowski of the Company's Common Stock for all of the issued and outstanding capital stock of Software Associates. Accordingly, Software Associates is presently a wholly owned subsidiary of the Company.

     Pursuant to the SA Agreement, Kenneth R. Konikowski was named Executive Vice President and a director of the Company and his Employment Agreement was executed. Pursuant to the SA Agreement, as amended by letter agreements dated April 17, 1997, November 20, 1997, and December 15, 1997 between the Company and Mr. Konikowski, the Company is obligated to issue to Mr. Konikowski up to 178,420 additional shares of its Common Stock in the event the average closing bid price of the Common Stock does not equal $21.565 per share for the five trading days immediately prior to January 30, 2000. If any such additional shares are issued, the ownership interest of all other holders of Common Stock will be diluted in favor of Mr. Konikowski. On a pro forma basis assuming all of such shares were issued to Mr. Konikowski as of the date of the Closing of this Offering, Mr. Konikowski would own approximately 5% of the outstanding Common Stock, and each of Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. would own approximately 10% of the outstanding Common Stock, respectively.

     On September 30, 1996, pursuant to a Stock Purchase Agreement dated such date among the Company, Megascore and Megascore's shareholders, the Company acquired all of the issued and outstanding capital stock of Megascore in exchange for 13,042 shares of Common Stock. Prior to such acquisition, Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. were the President and Vice President, Treasurer and Secretary, respectively, and collectively owned of record approximately 86% of the outstanding capital stock of Megascore. Megascore is presently a wholly-owned subsidiary of the Company. Megascore is a full-service systems integrator specializing in distribution, accounting and point-of-sale computer software consulting services for suppliers and retailers. The consideration paid to the Megascore shareholders was determined by the Company's Board of Directors, which was at that time composed of Mr. Vanechanos Sr., Mr. Vanechanos, Jr., Robert Droste, and Patrick Ahearn. The Board of Directors ascribed a value of $100,000 to Megascore, based upon the Board's evaluation of the fair value of Megascore's assets. Also, the Board of Directors ascribed a value of $7.67 per share to the shares of Common Stock of the Company to be issued to the shareholders of Megascore in that transaction, meaning that the 13,042 shares issued in the transaction had a total value of $100,000. The Board of Directors made its determination that the shares of the Company's Common Stock had a value of $7.67 per share by considering the following principal factors: (a) those shares were not registered under the Securities Act, and therefore would not be freely tradable, (b) the quoted bid price for the Company's publicly traded Common Stock during the quarter ended September 30, 1996 was in the range of $14 7/8 to $15 3/4 per share, and (c) in April of 1996 the Company sold 89,601 shares of Common Stock in a private placement transaction at the price of $5.56 per share. Each of Mr. Vanechanos Sr. and Mr. Vanechanos, Jr. received 3,912 shares of Common Stock in the Megascore transaction. Steve Vanechanos, Sr. had paid a total of $12,443.43 for the shares of Megascore that he exchanged in that transaction, and Steven L. Vanechanos, Jr. had paid a total of $9,250 for the shares of Megascore that he exchanged in that transaction.

SIGNIFICANT SHAREHOLDER

     As of December 1, 1997 (after giving effect to the contribution of Common Stock by certain of the Company's existing Shareholders to the capital of the Company) Michael Vanechanos is the beneficial owner of 102,134 shares of Common Stock representing approximately 7% of the issued and outstanding Common Stock of the Company as of such date. He received 85,448 of those shares from the Company in March, 1996 in exchange for shares he owned in DWTS, as part of the Company's acquisition of DWTS, and received 71,734 of those shares as a finder's fee from Berkshire Financial Corp. in connection with the Company's acquisition of DWTS. He purchased 13,042 of those shares in an open market transaction on April 30, 1997. Mr. Vanechanos is presently employed as a securities trader at H.J. Meyers & Co., Inc., the Representative in this Offering and the placement agent in the Interim Financings. Michael Vanechanos is the brother of Steven L. Vanechanos, Jr., the Company's Chairman of the Board and Chief Executive Officer, and is the son of Steve Vanechanos, Sr., the Company's Vice President, Treasurer, Secretary and a director. See "PRINCIPAL STOCKHOLDERS." Each of the foregoing individuals disclaims beneficial ownership of the shares of Common Stock owned by the others.

OFFICE LEASE

     The Company leases a portion of its office facility from the Mask Group, a partnership in which Kenneth R. Konikowski, the Executive Vice President of the Company and a director, and his wife are partners. The annual rent under such lease is approximately $40,000, subject to fixed annual increases of 3%, plus the payment of condominium maintenance fees. The lease expires on December 31, 2002. The Company believes that the rent charged by the Mask Group approximates fair market rents in the area and is no less favorable to the Company than would have been obtained from an unaffiliated third party for similar office space. The Company is jointly obligated with the Mask Group on approximately $246,000 of indebtedness (as of September 1, 1997) to a third party lender to the Mask Group relating to a mortgage loan on those premises. The Mask Group is making the payments on that loan, and has informed the Company that the loan is current.

OFFICER LOANS

     Steven L. Vanechanos, Jr. has loaned $102,675 to the Company, $23,000 of which was advanced on July 11, 1997, $35,000 of which was advanced on July 28, 1997, $875 of which was advanced on August 1, 1997, $16,000 of which was advanced on August 11, 1997, $2,800 of which was advanced on September 26, 1997, and $25,000 of which was advanced on December 9, 1997. Steve Vanechanos, Sr. has loaned $40,000 to the Company, $7,000 of which was advanced on July 23, 1997, $30,000 of which was advanced on July 28, 1997, and $3,000 of which was advanced on August 20, 1997. These loans bear interest at 8% per annum.

FUTURE TRANSACTIONS

     All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will have terms no less favorable to the Company than could be obtained from unrelated third parties.

SHAREHOLDINGS OF CERTAIN PRINCIPALS

     In connection with August 1997 Financing, the placement agent, H.J. Meyers & Co., Inc., required that Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. make a contribution to the capitalization of the Company. That contribution was in the form of a relinquishment of a portion of their previously outstanding Common Stock. In particular, on October 31, 1997, Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. each contributed to the Company, for a total of $1.00 paid to each, 33,330 shares of Common Stock of the Company owned by them. Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. also participated in the Contribution of Stock. See "RECENT DEVELOPMENTS -- Contribution of Stock By Certain Shareholders."

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

3.1.9 Certificate of Amendment to Registrant's Certificate of Incorporation, as filed with the Secretary of State of New Jersey on January 6, 1998.*

3.2.1 Bylaws of the Registrant adopted August 7, 1979 (incorporated by reference to Exhibit 3.2.1 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

3.2.2 Amendments adopted March 8, 1982 to Bylaws of the Registrant (incorporated by reference to Exhibit 3.2.2 filed with Registrant's Report on Form 10-K for the Year ended December 31, 1991).

3.2.3 Amended and Restated Bylaws of the Registrant adopted March 7, 1997 (incorporated by reference to Exhibit 3.2.3 filed with Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1996).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit filed with the Registrant's Registration Statement No. 333-35579 on Form SB-2 as amended).

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

10.4 Agreement dated February 29, 1996 between the Registrant and Jonathan B. Lassers as to the exchange of common stock for his common stock purchase warrants (incorporated by reference to Exhibit
            10.4 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

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

10.11 Amendment to Stock Purchase Agreement dated April 7, 1997 between the Registrant and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

10.12 Lock-Up Agreement dated November 30, 1996 among the Registrant, Steve L. Vanechanos, Jr. and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

10.13 Employment Agreement dated December 1, 1996 between the Registrant and Kenneth R. Konikowski (incorporated by reference to Exhibit
            10.13 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

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

10.16 Lease Agreement dated November 1, 1996 between Beauty and Barber Institute, Inc. and DynamicWeb Transaction Systems, Inc. (incorporated by reference to Exhibit 10.16 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

10.17 Lease Agreement dated July 1, 1994 between Software Associates, Inc. and The Mask Group (incorporated by reference to Exhibit 10.17 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

10.18 Amendment No. 1 to Lease Agreement between Software Associates, Inc. and The Mask Group (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated September 9, 1997).

10.19 Employment Agreement dated August 26, 1997, between the Registrant and James D. Conners (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated September 9, 1997).

10.22 Letter of Amendment dated November 20, 1997, amending Stock Purchase Agreement dated April 7, 1997 between the Registrant and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.22 filed with the Registrant's Registration Statement No. 333-35579 on Form SB-2 as amended).

10.23 Letter of Amendment Dated December 15, 1997, amending the Stock Purchase Agreement dated April 7, 1997 between the Registrant and Kenneth Konikowski.*