Form 10QSB
period 1997-12-31
DYNAMICWEB ENTERPRISES INC
filed 1998-02-17
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                 _______________________________



                           FORM 10-QSB


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

          For quarterly period ended December 31, 1997

                  Commission file number 10039




                    DYNAMICWEB ENTERPRISES, INC.
     (Exact name of registrant as specified in this charter)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO  [   ]

As of December 31, 1997, there were 2,141,370 shares of Common stock, $0.0001 par value, of the registrant outstanding.

                             PART I

                      FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

     Condensed Consolidated Balance Sheets as at December 31,
1997 (unaudited) and September 30, 1997 and Pro Forma Balance
Sheet (unaudited) as at December 31, 1997.

     Condensed Consolidated Statements of Operations for the three months ended December 31, 1997 and 1996 (unaudited).

     Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 1997 and 1996 (unaudited).

     Notes to Condensed Financial Statements

                  DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                            PRO FORMA BALANCE SHEETS
                                   (Unaudited)

                                                  December 31,
                                                     1997
                                                   Pro Forma     December 31,
                                                  (Unaudited)        1997        September 30,
                                                    (Note D)      (Unaudited)        1997
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 2,052,862    $    63,818     $   188,270
  Accounts receivable, less allowance for
    doubtful accounts                                    82,736         82,736         100,425
  Prepaid expenses and other current assets              19,170         19,170          20,738
      Total Current Assets                            2,154,768        165,724         309,433
Property and equipment, less depreciation               280,299        280,299         284,512
Patents and trademarks, less accumulated
  amortization                                           26,160         26,160          21,808
Customer list, less accumulated amortization             78,333         78,333          83,333
Software development cost, less accumulated
  amortization                                           45,993         45,993               0
Deferred financing fees, less accumulated
  amortization                                                                    51,373
Deferred registration costs                                            124,129         128,169
Other assets                                              9,088          9,088           9,088
      Total                                         $ 2,594,641    $   729,726     $   887,716

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                  $   311,939    $   311,939     $   182,340
  Accrued expenses                                      181,586        233,812         165,941
  Current maturities of long-term debt                    7,720          7,720           7,925
  Loan payable - banks                                                  95,996          24,049
  Loans from stockholders                                              207,163         117,163
  Deferred revenue                                       16,910         16,910          15,065
  Subordinated loans payable - interim financing,
    less unamortized debt discount $259,127
     at September 30, 1997                                           1,000,000         840,873
      Total current liabilities                         518,155      1,973,540       1,353,356
Long term debt, less current liabilities                184,191        184,191         185,811
      Total liabilities                                 702,346      2,157,731       1,539,167
Commitments, contingencies and other matters
Capital Deficiency
  Common stock, $.0001 par value, 50,000,000
    shares authorized; 2,141,370 shares
    issued and outstanding at December 31,
    1997 and September 30, 1997, and 2,874,704
    shares outstanding pro forma                            287            214             214
  Additional paid-in capital                         10,457,380      7,137,153       3,530,324
  Unearned portion of compensatory stock options       (175,250)      (175,250)       (204,000)
  Accumulated deficit                                (4,383,293)    (4,383,293)     (3,577,989)
      Total                                           5,899,124      2,578,824        (251,451)
Less treasury stock, at cost 721,257 shares at
  December 31, 1997 and September 30, 1997           (4,006,641)    (4,006,829)       (400,000)
Total Capital Deficiency                              1,892,295     (1,428,005)       (651,451)
      Total liabilities and Capital Deficiency      $ 2,594,641    $   729,726     $   887,716

           The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                        Three Months Ended
                                            December 31,
                                       1997             1996*

Net sales:
   Transaction processing             $   93,751    $   28,766
   Professional services                  55,804        48,512
   Other - systems                        17,097        17,619
   Total                                 166,652        94,897

Cost of sales:
   Transaction processing                 67,661        20,627
   Professional services                  28,821         4,244
   Other - systems                         9,222        13,343
   Total                                 105,704        38,214

   Gross profit                           60,948        56,683

Expenses:
   Marketing and selling                 141,456        96,323
   General and administrative            318,964       186,994
   Research and development               61,783        27,225
   Total                                 522,203       310,542

   Operating (loss)                     (461,255)     (253,859)

   Purchased research and development          0      (738,710)

   Interest expense (including
     $310,500 of amortization of
     deferred financing fees and debt
     discount for 1997)                 (344,706)       (4,045)

   Interest income                           657         1,758

Net (loss)                            $ (805,304)   $ (994,856)

Basic net (loss) per common share     $    (0.43)   $    (0.55)

Weighted average number of shares
   outstanding                         1,875,485     1,812,825



    * Reclassified to conform to current period presentation.

           The accompanying notes are an integral part
                 of these financial statements.
          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                           1997            1996
Cash flows from operating activities:
  Net (loss)                                             $(805,304)     $(994,856)
  Adjustments to reconcile net (loss) to net cash
  used in operating activities:
    Depreciation and amortization                           16,608         10,251
    Purchased research and development                                    738,710
    Stock options issued for compensation                   28,750
    Amortization of debt discount and deferred
      financing fees                                       310,500
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                       17,689         21,664
      (Increase) decrease in prepaid expenses
         and other current assets                            1,568         (2,539)
     Increase in accounts payable                          129,599         28,931
     Increase in accrued expenses                           67,871         (9,249)
     Increase in deferred revenue                            1,845          4,313
       Net cash (used in) operating activities           $(230,874)     $(202,775)

Cash flows from financing activities:
  Acquisition of property and equipment                     (3,990)       (49,256)
  Acquisition of patents and trademarks                     (5,318)
  Increase in software development cost                    (48,432)
  Cash acquired upon acquisition                                 -         15,235
       Net cash used in investing activities               (57,740)       (34,021)

Cash flows from financing activities:
  Payment of long-term debt                                 (1,825)        (2,707)
  Proceeds from issuance of stock                                -        250,000
  Proceeds from loans - banks                               71,947          4,750
  Loans from stockholders/officers                          90,000              -
  Payment of stockholders/officers loans
  Refund of deferred registration costs                      4,040              -
       Net cash provided by financing activities           164,162        252,043

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (124,452)        15,247
Cash and cash equivalents, beginning of period             188,270        174,403
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  63,818      $ 189,650

Supplemental disclosure of non-cash investing and financing activities:
  On December 23, 1997, certain of the Company's stockholders contributed 654,597 shares of the Company common stock in exchange for warrants to purchase 125,000 shares of the Company's stock. The Company valued the 654,597 shares at market value of $3,606,829

              The accompanying notes are an integral part of
                        these financial statements.

          DYNAMICWEB ENTERPRISES, INC. and SUBSIDIARIES

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

(NOTE A) -- Basis of Presentation and the Company:

     Basis of presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles or interim financial information (and with the instructions to Form 10-QSB and Article 3 of Regulations S-B). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

     The balance sheet at September 30, 1997 has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

     The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWE") and its wholly owned subsidiaries, Megascore, Inc., DynamicWeb Transactions Systems, Inc. ("DWTS") and Software Associates, from the date of its acquisition (November 30, 1996) (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

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

(NOTE B) -- Summary of Significant Accounting Policies:

[1]  Basic loss per share of common stock:

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Basic loss per share of common stock is based on the weighted average number of shares outstanding. Contingent shares issuable in connection with the acquisition of Software Associates, Inc. are excluded from the weighted average shares outstanding. The adoption of SFAS No. 128, which requires a retroactive adjustment did not have a material effect on the Company's financial statement.

[2]  Software development costs:

     Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs are amortized by the straight-line method over a maximum of five years or the expected life of the product whichever is less.

(NOTE C) -- Contribution of Stock By Certain Shareholders:

     On December 23, 1997, certain of the Company's existing shareholders, who in the aggregate held approximately 79% of the issued and outstanding common stock of the Company, contributed 40% of their common stock to the capital of the Company in exchange for Warrants to purchase an aggregate of 125,000 shares of common stock (the "Contribution of Stock"). The total number of shares contributed was 654,597 shares, representing approximately 32% of the issued and outstanding common stock at the time of contribution. The effect of the Contribution of Stock transaction was to reduce the outstanding number of shares of common stock from 2,074,710 to 1,420,113. The Company valued such transactions, based upon the market value of the Company stock which aggregated $3,606,829.

(NOTE D) -- Public Offering:

     On February 6, 1998 the Company completed a public offering of 733,334 shares of common stocks at $6.00 a share. The Company received net proceeds of approximately $3,300,000. The balance sheet gives a pro forma basis to reflect the completion of the offering.

(NOTE E) -- Reverse Stock Split:

     At the Company's Annual Meeting held on June 12, 1997, the Company's shareholders approved an Amendment and Restatement of the Company's Certificate of Incorporation (the "Amendment and Restatement") which, among other things, effected a 0.2608491 - for-one reverse stock split of the Company's common stock (the "Reverse Stock Split"). The Amendment and Restatement was filed with the New Jersey Secretary of State and took effect on January 9, 1998. Pursuant to the Reverse Stock Split, each share of Common stock outstanding on the effective date was converted into 0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the Reverse Stock Split will receive cash in lieu thereof. The financial statements have been retroactively adjusted for this transaction.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's business included in the Company's Form 10-KSB for the year ended September 30, 1997. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

     This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Form 10-KSB for the year ended September 30, 1997.

     The financial statements included in this report are consolidated for the Company and its three subsidiaries, DynamicWeb Transaction Services, Inc. (DWTS), Megascore, Inc.
(Megascore) and Software Associates, Inc. (Software Associates).

Financial Condition

     As of December 31, 1997, the Company had cash of approximately $63,000 and total current assets of approximately
$166,000.

     The Company had a net loss of approximately $805,000 for the three months ended December 31, 1997 and negative operating cash flow of approximately $231,000. The Company's negative cash flow for the three months was funded by cash from short-term officer's loans of approximately $90,000, credit lines of approximately $73,000, and previously funded primarily through a private placement of units consisting of $500,000 aggregate principal amount of subordinated unsecured promissory notes and 66,660 shares of common stock.

     On December 31, 1997, the capital resources available to the Company were not adequate to finance the Company's activities for the full year ended September 30, 1998. On February 6, 1998, however, the Company completed a public offering of 733,334 shares of common stock at $6.00 per share that provided net proceeds of approximately $3,300,000 which will be sufficient to meet the Company's short-term working capital requirements. The Company will require substantial additional financing during the 1998 calendar year to continue its operations. There is no assurance that the Company will receive additional financing.

Results of Operations

     Beginning with this Report, the format of the Company's financial reports has been changed to better reflect its goals and objectives as an electronic commerce company. As such, revenues will be presented for the Company's two principal segments: transaction processing and professional services. Similarly, expenses for marketing and sales have been separated from expenses of general and administration to more accurately reflect the Company's increased focus on marketing and sales. Management believes that continuous investments in marketing and sales are necessary to grow the Company's business, and that a similar commitment to research and development will allow the Company's technology to achieve and to maintain a value added proposition in the marketplace.

     The Company recognized net sales of approximately $166,000 for the three months ended December 31, 1997, compared to approximately $94,000 for the same period in 1996, an increase of approximately $72,000, or 76%. The increase in sales was attributable to increased sales of the Company's new EDI/Internet products and services, particularly transaction processing services offered through the Company's EDI service bureau. The increase also includes approximately $9,000 in revenues from the sale of EDIxchange to Southern New England Telecommunications ("SNET"). SNET selected EDIxchange through an open and competitive process involving products from other leaders in the electronic commerce industry.

     Sales from transaction processing and its ancillary products and services were approximately $93,000 in the three months ended December 31, 1997, as compared to approximately $28,000 in the same period in 1996, an increase of approximately $65,000 or 232%. Approximately $39,000 of the increase is attributable to an increase in sales of the Company's EDI/Internet products and services including new transaction processing customers. The remainder of the increase reflects sales for transaction processing associated with Software Associates' customers. Software Associates was acquired by the Company on November 30, 1996.

     Sales from professional services were approximately $55,000 for the three months ended December 31, 1997 as compared to approximately $48,000 for the same period in 1996, an increase of approximately $7,000 or 15%. The small increase is attributable to the shift in focus of the Company's core business from its system integration services to electronic commerce services. For most of calendar year 1997 the Company focused on generating sales of transaction processing rather than sales of system integration services. The Company intends to replace system integration services with electronic commerce professional services.

     Sales from other products were approximately $17,000 for the three months ended December 31, 1997 as compared to $17,600 for the same period in 1996. The decrease is attributable to the internal de-emphasis of system sales that were ancillary to the Company's system integration services to electronic commerce services.

     Cost of transaction processing was approximately $67,000 for the three months ended cost of transaction processing of approximately December 31, 1997, or a gross profit of 28%. This compares to $20,000 or 27% for the same period in 1996. The increase in profitability is attributable to sales of high margin customized EDI software that are integrated into transaction processing through the EDI service bureau. However, the Company's gross profit margin was negatively affected by higher monthly fixed costs associated with a re-engineered, scaleable network infrastructure, consisting of new computer and communications hardware and software.

     Cost of professional service revenues provided by the Company was approximately $28,000 for the three months ended December 31, 1997 or a gross profit of 48%. This compares to $4,000 or 92% for the same period in 1996. The decrease is attributable to a reallocation of expenses from research and development to cost of professional services to more accurately reflect the cost of providing system integration services.

     Cost of other products was approximately $9,000 for the three months ended December 31, 1997, or a gross profit of 46%, as compared to approximately $13,000, or a gross profit of 16% in 1997. This increase is attributable to the transition from sales of low margin computer products ancillary to system integration services and a re-deployment of resources.

     Quarterly marketing and sales expenses increased approximately $45,000 or 47% from approximately $96,000 for the three months ended December 31, 1996 to approximately $141,000 in the same period in 1997. The increase is attributable to salaries for new hires and the costs of attendance at trade shows associated with the Company's efforts to market its EDI/Internet services. The increase is also a result of an outreach program directed at the electronic commerce community which management expects to provide the Company with an electronic commerce network to support all aspects of the Company's operations.
There is no assurance that the outreach program will be successful.

     General and administrative expenses increased by approximately $132,000 or 70%, from approximately $187,000 for the three months ended December 31, 1996 to approximately $319,000 for the same period in 1997. The increase is attributable to new hiring of employees, professional services, the cost of benefits and administrative support for new hires in other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, and compensation expense for the 1997 Employee Stock Ownership Plan.

     Research and development expenses increased by approximately $34,000 or 126%, for the three months, from approximately $27,000 for the three months ending December 31, 1996 to approximately $61,000 in 1997. The increase is attributable to expanded development of existing services, and ongoing development of new services.

     Purchased research and development of $738,710 for the three months ended December 31, 1996 was a result of the allocation of the purchase price for the acquisition of Software Associates, Inc. which occurred on November 30, 1996.

     Interest expense increased from approximately $4,000 for the three months ended December 31, 1996 to approximately $340,000 for the same period in 1997. The increase is attributable to amortization of debt discount and deferred financing fees of $310,500 and related interest on interim financings of $22,000.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings
               Not applicable

Item 2.   Changes in Securities
               Not applicable

Item 3.   Defaults Upon Senior Securities
               Not applicable

Item 4.   Submission of Matters to a Vote of Securities
          Holders
               Not applicable

Item 5.   Other Information

          (a)  Contribution of Stock By Certain
               Shareholders

               On December 23, 1997, certain of the
               Company's existing shareholders, who in
               the aggregate held approximately 79% of
               the issued and outstanding common stock
               of the Company, contributed 40% of their Common stock to the capital of the Company in exchange for Warrants to purchase an aggregate of 125,000 shares of common stock (the "Contribution of Stock"). The total number of shares contributed was 654,597 shares, representing approximately 32% of the issued and outstanding Common stock at the time of contribution. The effect of the contribution of Stock transaction was to reduce the outstanding number of shares of common stock from 2,074,710 to 1,420,113.

          (b)  Reverse Stock Split

               At the Company's Annual Meeting held on
               June 12, 1997, the Company's
               shareholders approved an Amendment and
               Restatement of the Company's Certificate of Incorporation (the "Amendment and
               Restatement") which, among other things, effected a 0.2608491-for-one reverse stock split of the Company's common stock (the "Reverse Stock Split"). The
               Amendment and Restatement was filed with the New Jersey Secretary of State and took effect on January 9, 1998.
               Pursuant to the Reverse Stock Split,
               each share of Common stock outstanding
               on the effective date was converted into
               0.2608491 of one share, except that no
               fractional shares were issued and
               shareholders who would otherwise receive a fractional share as a result of the Reverse Stock Split will receive cash n lieu thereof.

          (c)  Public Offering Completed

               On February 6, 1998 the Company
               completed a  public offering of 733,334
               shares of common stock at $6.00 a share.
               The Company received net proceeds of
               approximately $3,300,000.

Item 6.   Exhibits and Reports on Form 8 -K

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


                              DynamicWeb Enterprises, Inc.
                                   (Registrant)

February 17, 1998             By: /s/ Steve Vanechanos, Jr.
                                   Chief Executive Officer