Form 10QSB
period 1998-03-31
DYNAMICWEB ENTERPRISES INC
filed 1998-05-15
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        _______________________________

                                  FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934


                   For quarterly period ended March 31, 1998


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


As of March 31, 1998, there were 2,874,704 shares of Common stock, $0.0001 par value, of the registrant outstanding.

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

     Condensed Consolidated Balance Sheets as at March 31, 1998
       (unaudited) and September 30, 1997.

     Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 1998 and 1997
       (unaudited).

     Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997 (unaudited).

     Notes to Condensed Financial Statements

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                          March 31, September 30,
                                            1998        1997

ASSETS
Current assets:
  Cash and cash equivalents               $1,061,928   $  188,270
  Accounts receivable, less allow-
    ance for doubtful accounts                89,659      100,425
  Prepaid expenses and other current
     assets                                   35,979       20,738
     Total current assets                  1,187,566      309,433
  Property and equipment, less
     accumulated depreciation                283,500      284,512
  Patents and trademarks, less
     accumulated amortization                 29,661       21,808
  Customer list, less accumulated
    amortization                              73,333       83,333
  Software development costs, less
     accumulated amortization                 58,925
  Deferred financing fees, less
     accumulated amortization                              51,373
  Deferred registration costs                             128,169
  Other assets                                 9,088        9,088
          Total Assets                    $1,642,073   $  887,716

LIABILITIES AND STOCKHOLDERS' EQUITY
    (CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                        $  212,907   $  182,340
  Accrued expenses                            15,428      165,941
  Current maturities of long-term
    debt                                       7,720        7,925
  Loan payable - banks                                     24,049
  Loans from stockholders                                 117,163
  Deferred revenue                            15,761       15,065
  Subordinated loans payable -
    interim less unamortized debt
    discount of $259,127                                  840,873
  Total current liabilities                   25,816    1,353,356
  Long term debt, less current
    maturities                               180,883      185,811
  Total liabilities                          432,699    1,539,167
  Commitments, contingencies and
    other

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Common stock, $.00001 par value,
    50,000,000 shares authorized; 2,874,704
    shares issued and outstanding at
    March 31, 1998 and 2,141,740 shares
    issued and outstanding at
    September 30, 1997                           287          214
  Additional paid-in capital              10,326,516    3,530,324
  Unearned portion of compensatory
    stock options                           (146,500)   (204,000)
  Accumulated deficit                     (4,964,100) (3,577,989)
     Total                                 5,216,203    (251,451)
  Less treasury stock, at cost
    721,257 at March 31, 1998 and
    66,660 shares at September 30, 1997   (4,006,829)   (400,000)
  Total stockholders' equity
    (capital deficiency)                   1,209,374    (651,451)
  Total liabilities and stockholders)
    equity (capital deficiency)          $ 1,642,073 $   887,716



             The accompanying notes are an integral part of these
                             financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                        Three Months Ended           Six Months Ended
                                            March 31,                   March 31,
                                       ---------------------     -------------------------

                                         1998         1997          1998          1997
                                         ----         ----          ----          ----

Net sales:
  Transaction processing               $ 84,833   $   79,052     $  178,583     $  107,818
  Professional services                  84,589       60,181        140,392        108,693
  Other - systems                        33,412       41,322         50,510         58,941
                                       --------   ----------     ----------     ----------
  Total                                 202,834      180,554        369,486        275,451
                                       --------   ----------     ----------     ----------

Cost of sales:
  Transaction processing                 76,030       27,921        143,691         48,548
  Professional services                  38,215       15,716         67,036         19,960
  Other - systems                         5,447       16,975         14,668         30,318
                                       --------   ----------     ----------     ----------
  Total                                 119,692       60,612        225,396         98,826
                                       --------   ----------     ----------     ----------

Gross profit                             83,143      119,942        144,090        176,626
                                       --------   ----------     ----------     ----------
Expenses:
  Marketing and sales                   190,008      154,305        331,463        250,628
  General and administrative            337,271      206,182        656,235        393,176
  Research and development              128,525       66,199        190,308         93,424
                                       --------   ----------     ----------     ----------
  Total                                 655,804      426,686      1,178,006        737,228
                                       --------   ----------     ----------     ----------

Operating (loss)                       (572,661)    (306,744)    (1,033,916)      (560,602)

Purchased research and development                                                (738,710)

Interest expense (including $310,500
amortization of deferred financing fee
and debt discount for six months
ended March 31, 1998                    (18,922)      (6,230)      (363,628)       (10,275)

Interest income                          10,776          670         11,433          2,428
                                       --------   ----------     ----------     ----------
Net (loss) before income tax benefit   (580,807)    (312,304)    (1,386,111)    (1,307,159)

Benefit for income taxes                              21,700                        21,700
                                       --------   ----------     ----------     ----------
NET (LOSS)                            $(580,807)  $ (290,604)   $(1,386,111)   $(1,285,459)
                                       --------   ----------     ----------     ----------
Net (loss) per common share -
  basic and diluted                   $    (.31)  $     (.14)   $      (.72)   $      (.67)
                                       --------   ----------     ----------     ----------
Weighted average number of shares     1,851,965    1,997,716      1,935,288      1,904,254
                                      =========   ==========     ==========     ==========


                The accompanying notes are an integral part of
                          these financial statements.

                 DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    Six Months Ended
                                                       March 31,
                                                ------------------------
                                                   1998           1997
                                                   ----           ----

Cash flows from operating activities:
Net (loss)                                 $(1,386,111)   $(1,283,971)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities
Depreciation and amortization                   35,020         21,038
Purchased research and development                            738,710
Common stock issued for services                57,500
Deferred income taxes                                         (21,700)
Changes in operating assets and liabilities:
Amortization of deferred financing fee and
  debt discount                                310,500
Decrease in accounts receivable                 10,766         27,369
(Increase) decrease in prepaid expenses and
  other current assets                         (19,921)         2,984
Increase in accounts payable                    30,502        148,488
(Decrease) increase in accrued expenses       (150,512)         3,362
Increase in deferred revenue                       696          7,965
                                             ----------     ----------
Net cash (used in) operating activities:     (1,111,560)      (355,755)
                                             ----------     ----------
Cash flows from investing activities:
Acquisition of property and equipment           (16,019)       (52,576)
Proceeds from sale of equipment                                  1,954
Acquisition of patents and trademarks           (10,757)        (3,893)
Cash acquired upon acquisition                                  15,235
Increase in software development costs          (60,848)
                                             ----------     ----------
Net cash (used in) investing activities:        (87,624)       (39,280)
                                             ----------     ----------
Cash flows from financing activities:
Payment of long-term debt                        (3,551)        (5,120)
Net proceeds from issuance of common stock     3,189,436        250,000
Proceeds from loan - bank                        74,557          4,750
Proceeds from loan - officer/
  shareholder                                   117,800         50,000
Payment of loan - Bank                          (98,606)
Due to officer/stockholder                     (234,963)
Payment of subordinated debt                 (1,100,000)
Decrease of deferred registration costs         128,169
                                             ----------     ----------
Net cash provided by financing
  activities                                  2,072,842        269,630
                                             ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                873,658       (125,405)

Cash and cash equivalents - beginning
  of period                                     188,270        174,403
                                             ----------     ----------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                     $1,061,928     $   48,998
                                             ==========     ==========

             The accompanying notes are an integral part of these
                             financial statements.

                 DYNAMICWEB ENTERPRISES, INC. and SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


(NOTE A) --  Basis of Presentation and the Company:

      Basis of presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the six-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

      The balance sheet at September 30, 1997 has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

      The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWEB") and its wholly owned subsidiaries, Megascore, Inc., DynamicWeb Transactions Systems, Inc. ("DWTS") and Software Associates, from the date of its acquisition (November 30, 1996) (collectively the "Company").
All significant inter-company balances and transactions have been eliminated.

      The Company:

      DWEB is in the business of facilitating electronic commerce transactions between business entities, developing, marketing and supporting software products and other services that enable business entities to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI"). DWEB offers electronic commerce solutions in EDI and Internet-based transactions processing.

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

[1]   Basic loss per share of common stock:

      The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Basic loss per share of common stock is based on the weighted average number of shares outstanding and shares issuable. Contingent shares issuable in connection with the acquisition of Software Associates, Inc. are excluded from the weighted average shares outstanding. The adoption of SFAS No. 128, which requires a retroactive adjustment did not have a material effect on the Company's financial statement.

[2]   Software development costs:

      Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs are amortized by the straight-line method over a maximum of five years or the expected life of the product, whichever is less.

(NOTE B) -- Contribution of Stock By Certain Shareholders

      On December 23, 1997, certain of the Company's existing shareholders, who in the aggregate held approximately 79% of the issued and outstanding common stock of the Company, contributed 40% of their common stock to the capital of the Company in exchange for warrants to purchase an aggregate of 125,000 shares of the Company's common stock (the Contribution of Stock). The total number of shares contributed was 654,597 shares, representing approximately 32% of the issued and outstanding common stock at the time of contribution. The effect of the Contribution of Stock transaction was to reduce the outstanding number of shares of common stock from 2,074,710 to 1,420,113.
The Company valued such transactions, based upon the market value of the Company's common stock which aggregated $3,606,829.

(NOTE C)  --  Public Offering:

      On February 6, 1998 the Company completed a public offering of 733,334 shares of its common stocks at $6.00 a share and received net proceeds of approximately $3,179,000.

(NOTE D) -- Reverse Stock Split

      At the Company's Annual Meeting held on June 12, 1997, the Company's shareholders approved an amendment and restatement of the Company's Certificate of Incorporation (the Amendment and Restatement) which, among other things, effected a 0.2608491 - for-one reverse stock split of the Company's common stock (the Reverse Stock Split). The Amendment and Restatement was filed with the New Jersey Secretary of State and took effect on January 9, 1998. Pursuant to the reverse stock split, each share of the Company's common stock outstanding on the effective date was converted into 0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the reverse stock split will receive cash in lieu thereof.

(NOTE E) -- Acquisition of Design Crafting, Inc

      On May 1, 1998, the Company purchased the outstanding stock of Design Crafting Inc, an information technology professional services company which was financed through the issuance of 92,500 shares of the Company's stock, and up to 10,000 additional shares. The Company will audit the balance sheet of Design Crafting and will be obligated to issue one additional share for each $5.00 of (i) cash in the bank of Design and (ii) accounts receivable collected within 120 days of closing, less $5,000.
All of the Company's shares will be restricted within the meaning of Rule 144 under the Securities Act of 1933 (the Act), and will not be registered under the Act. In addition, the Company's shares will be subject to a restriction on sale for a period of two years from the Closing Date, pursuant to a lock up agreement.

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

      The financial statements included in this report are consolidated for the Company and its three subsidiaries, DynamicWeb Transaction Services, Inc., (DWTS)., Megascore, Inc.
(Megascore) and Software Associates, Inc. (Software Associates).

Financial Condition

      As of March 31, 1998, the Company had cash of approximately
$1,062,000 and total current assets of approximately $1,188,000.

      The Company had a net loss of approximately $1,386,000 for the six months ended March 31, 1998 and negative operating cash flow of $1,111,000. The Company's negative cash flow for the six months was funded by proceeds from an issuance of common shares of stock in February.

      On March 31, 1998, the capital resources available to the Company were not adequate to finance the Company's activities for the full year ended September 30, 1998. The Company will require substantial additional financing during the 1998 calendar year to continue its operations. There is no assurance that the Company will receive additional financing.

Results of Operations

      Beginning with the Company's filing of Form 10-QSB for the reporting period ending December 31, 1997, the format of the Company's financial reports has been changed to better reflect its goals and objectives as an electronic commerce company. As such, revenues will be presented for the Company's two principal segments: transaction processing and professional services. Similarly, expenses for marketing and sales have been separated from expenses of general and administration to more accurately reflect the Company's increased focus on marketing and sales. Management believes that continuous investments in marketing and sales are necessary to grow the Company's business, and that a similar commitment to research and development will allow the Company's technology to achieve and to maintain a value added proposition in the marketplace.

      The Company recognized net sales of approximately $203,000 for the quarter ended March 31, 1998, compared to approximately $181,000 for the same period in 1997, and approximately $369,000 for the six month period ending March 31 1998 as compared to approximately $ 275,000 for the same period in 1997. The increase in revenue was attributable to new sales of the Company's EDI/ Internet services and products particularly its transaction processing service, and sales of the Company's consulting services provided through the Company's Professional Services Group.

      The increase in revenue for the Company's transaction processing services, from approximately $79,000 for the three months ended March 31, 1997 to approximately $ 85,000 for the same period in 1998, is the result of a decline in sales to new customers. This decline was offset by an increase in the number of trading partners of existing customers accessing the Company's service bureau, and by $7,000 in revenues from the sale of preliminary services for the Company's new EDIxchangeConnect. Also, the increase in revenue for the Company's transaction processing services, from approximately $108,000 for the six months ended March 31, 1997 to approximately $179,000 for the same period in 1998, is largely attributable to an increase in sales of EDI/Internet products and services, including the addition of new transaction processing customers.

      The increase in revenue of the Company's professional services, from approximately $60,000 for the three months ended March 31, 1997 to approximately $84,000 for the same period in 1998, is attributable to an increase in sales of consulting services related to the sale and installation of annual software
updates.   The increase in revenue for these services, from
approximately $109,000 for the six months ending March 31, 1997 to approximately $140,000 for the same period in 1998, is attributable to the shift in the Company's core business from its system integration services to electronic commerce services.

      The decrease in revenue of the Company's other products, from approximately $41,000 for the three months ended March 31, 1997 to approximately $33,000 for the same period in 1998, is attributable to the shift in the Company's core business, from its system integration services, particularly the sale of computer hardware and software, to electronic commerce services. The decrease in revenue from approximately $59,000 for the six months ending March 31, 1997 to approximately $50,000 for same period in 1998 is also attributable to this change.

      Cost of transaction processing was approximately $76,000 for the three months ended March 31, 1998 for a gross profit of 10%. This compares approximately to $51,000 or 65% in 1997. The decrease in profitability is attributable to a one time charges of $2,500, which include installation and set up fees for new equipment and reflects $7,000 of delayed billing for rental of floor space for the Company's scalable network infrastructure. Without these fees, the gross profit for transaction processing would have been 22% for the three months ending March 31, 1998 and 25% for the six months ending March 31, 1998. A portion of the increase is also attributable to the higher fixed cost of operating the scalable network infrastructure and the first phase of salary increases that took effect on March 1, 1998. In order to remain competitive, the Company has committed to compensate its employees at prevailing market rates. The second phase of these salary increases will take effect during the quarter ending June 30, 1998.

      Cost of professional services was approximately $38,000 for the three months ended March 31, 1998 or a gross profit of 55%. This compares to approximately $44,000 or 74% for the same period for 1997. The decrease is attributable to the ongoing transition, including a redeployment of personnel from services related to system integration to services related to EDI/Internet solution. A portion of the increase is also attributable to the first phase of salary increases that took effect on March 1, 1998.

      Cost of other products was approximately $5,000 in 1998, or a gross profit of 84, as compared to approximately $17,000, or a gross profit of 59% in 1997. This increase is attributable to the transition from sales of low margin computer products ancillary to system integration services and a redeployment of resources despite the continued demand for computer products.

      Quarterly marketing and sales expenses increased by approximately $36,000 from approximately $154,000 for the three months ending March 31, 1997 to approximately $190,000 in 1997. The increase is attributable to attendance at trade shows by more Company personnel. A portion of the increase is also attributable to the first phase of salary increases that took effect on March 1, 1998. The increase in marketing and sales expenses, from approximately $251,000 for the six months ending March 31, 1997 to approximately $331,000 for the same period in 1998, is attributable to the costs of increased attendance at trade shows, salaries for new hires and the phase-in of salary increases.

      General and administration expenses increased by approximately $129,000 from approximately $206,000 for the three months ending March 31, 1997 to approximately $335,000 in 1998. The increase is attributable to the cost of new hires in general and administrative, the cost of legal and financial consulting services, the cost of administrative support for new hires in other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive and compensation expense for the 1997 Employee Stock Ownership plan. A portion of the increase is also attributable to the cost of recruiting the new hires, and first phase of salary increases that took effect on March 1, 1998. The increase in general and administration expenses, from approximately $393,000 for the six months ending March 31, 1997 to approximately $656,000 for the same period in 1998, is attributable to the costs of new hires in general and administrative and other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, compensation expense for the 1997 Employee Stock Ownership plan and the phase-in of salary increases.

      Research and development expenses increased by approximately $62,000 for the quarter, from approximately $66,000 for the three months ending March 31, 1997 to approximately $128,000 in 1998. The increase is attributable to expanded development of existing services, and ongoing development of new services such as EDIxchangeConnect, EDIxchangeEnabler, EDIxchangeASN. A portion of the increase is also attributable to new hires and the first phase of salary increases that took effect on March 1, 1998.

      Interest expense increased by approximately $13,000 from approximately $6,000 for the three months ended March 31, 1997 to approximately $19,000 in 1998, and by approximately $353,000 from $10,000 for the six months ended March 31, 1997, to approximately $364,000 in 1998. The increase is attributable to amortization of debt discount and deferred financing fees of approximately $310,000 and interest on bridge related financings of $43,000.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable

Item 2.     Changes in Securities

            Not applicable

Item 3.     Defaults Upon Senior Securities

            Not applicable

Item 4.     Submission of Matters to a Vote of Securities Holders

            Not applicable

Item 5.     Other Information

            (a)   Public Offering Completed

                  On February 6, 1998 the Company completed a
            public offering of 733,334 shares of its common stock at $6.00 a share. The Company received net proceeds of approximately $3,179,000.

            (b)   Acquisition of Design Crafting, Inc

                  On May 1, 1998, the Company purchased the
            outstanding stock of Design Crafting Inc, an information technology professional services company, in a stock-for-stock exchange. The Company issued 92,500 shares of the Company's common stock, and may be obligated to issue up to 10,000 additional shares of common stock. The Company will audit the balance sheet of Design Crafting and will be obligated to issue one additional share for each $ 5.00 of (1) cash in the bank of Design Crafting, Inc. and (2) accounts receivable of Design Crafting, Inc. collected within 120 days of closing, less $5,000. All of those shares will be restricted within the meaning of Rule 144 under the Securities Act of 1933 (the Act), and will not be registered under the Act. In addition, the Company's shares will be subject to a restriction on sale for a period of two years from the Closing Date, pursuant to a lock up agreement.

Item 6.     Exhibits and Reports on Form 8 -K

            Not applicable

                                  SIGNATURES

      In accordance with the requirements of the Securities
Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 1998                  DynamicWeb Enterprises, Inc.
                                       (Registrant)

                              By:/s/ Steve Vanechanos, Jr.
                                 Chief Executive Officer