Form 10QSB
period 1998-06-30
DYNAMICWEB ENTERPRISES INC
filed 1998-08-14
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                 _______________________________

                           Form 10-QSB


           Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


            For quarterly period ended June 30, 1998


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

As of June 30, 1998, there were 2,245,947 shares of Common Stock,
$0.0001 par value, of the registrant outstanding.

PART I

FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Condensed Consolidated Balance Sheets as at
          June 30,1998 (unaudited) and September 30, 1997.

          Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1998 and 1997 (unaudited).

          Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 (unaudited).

          Notes to Condensed Financial Statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                     June 30, 1998  September 30,
                                      (Unaudited)        1997
ASSETS
Current assets:
  Cash and cash equivalents          $   212,803     $   193,285
  Accounts receivable, less
    allowance for doubtful
    accounts $83,672 and $83,672         214,059         157,237
  Prepaid expenses and other
    current assets                        36,703          21,206
  Deposits securing orders                68,465
      Total current assets               532,030         371,728
Property and equipment, less
  accumulated depreciation of
  $98,405 and $70,502                    286,771         289,114
Patents and trademarks, less
  accumulated amortization of
  $9,430 and $4,851                       27,986          21,808
Software development costs less
  accumulated amortization of
  $11,960                                171,972
Customer list, less accumulated
  amortization of $31,667 and
  $16,667                                 68,333          83,333
Deferred registration costs                              128,169
Other                                      9,088          60,461

      Total assets                   $ 1,096,180     $   954,613

LIABILITIES
Current liabilities:
  Accounts payable                   $   211,370     $   182,340
  Accrued expenses                        15,428         196,538
  Current maturities of
    long-term debt                         7,250           7,925
  Loan payable - banks                                    24,049
  Loans from stockholders                                117,163
  Deferred revenue                        20,918          15,065
  Subordinated notes payable                             840,873
  Taxes payable- current                   3,320             360
  Taxes payable- deferred                 10,300           6,195
      Total current liabilities          268,586       1,390,508

Long-term debt, less current
  maturities                             179,853         185,811
                                         448,439       1,576,319
  <PAGE 3>
STOCKHOLDERS' EQUITY/CAPITAL
DEFICIENCY

Common stock, $.0001 par value,
  50,000,000 shares authorized;
  2,967,204 shares issued and
  outstanding at June 30, 1998;
  and 2,234,240 shares issued
  and outstanding at
  September 30, 1997                         297             223
Additional paid-in capital            10,317,532       3,531,315
Unearned portion of compensatory
  stock options                         (117,750)       (204,000)
Accumulated deficit                   (5,545,509)     (3,549,244)
                                       4,654,570        (221,706)
Less treasury stock, 721,257
  shares at June 30, 1998 and
  66,660 shares at
  September 30, 1997                  (4,006,829)       (400,000)
      Total stockholders'
        equity/(capital
        deficiency)                      647,741        (621,706)

      Total liabilities' and
        stockholders equity/
        (capital deficiency)         $ 1,096,180     $   954,613

     The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                            1998          1997          1998           1997
Net sales:
  Transaction processing                $  150,410    $  110,288    $   328,993    $   217,568
  Professional services                    251,944       223,975        591,642        542,153
  Other - systems                            8,778        42,675         59,287        103,497
    Total                                  411,132       376,938        979,922        863,218

Cost of sales:
  Transaction processing                   110,053        29,618        253,744         78,166
  Professional services                    186,107       145,372        428,045        324,773
  Other - systems                            8,331        10,015         22,999         40,333
    Total                                  304,491       185,005        704,788        443,272

    Gross profit                           106,641       191,933        275,134        419,946

Expenses:
  Marketing and sales                      211,560       115,337        543,023        365,965
  General and administrative               440,711       254,575      1,111,584        669,765
  Research and development                  69,753        71,451        260,062        164,875
    Total                                  722,024       441,363      1,914,669      1,200,605

Operating (loss)                          (615,383)     (249,430)    (1,639,535)      (780,659)

Purchased research and development                        25,000                      (713,710)
Interest expense (including $310,500,
  $186,000 and $186,000 amortization of
  deferred financing fee and debt
  discount for nine months ended
  June 30, 1998 and for the three and
  nine months ended June 30, 1997,
  respectively)                             (5,421)     (200,310)      (369,049)      (210,584)
Interest income                              7,992         1,362         19,384          3,790
Net (loss) before provision for income
  taxes                                   (612,812)     (423,378)    (1,989,200)    (1,701,163)
Provision for income taxes                    (785)       (1,684)        (7,065)        18,450
Net (loss)                                (613,597)     (425,062)    (1,996,265)    (1,682,713)
Net (loss) per common share - basic
  and diluted                                $(.27)        $(.20)         $(.95)         $(.83)
Weighted average number of shares
  outstanding -basic and diluted         2,245,947     2,140,334      2,100,841      2,044,614


     The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                           NINE MONTHS ENDED
                                                JUNE 30,
                                          1998           1997
Cash flows from operating activities:
Net (loss)                            $(1,996,265)   $(1,682,713)
Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
  Depreciation and amortization            59,443         37,273
  Purchased research and development                     713,710
  Amortization of compensatory
    stock options                          86,250
  Deferred income taxes                     4,105        (18,470)
  Amortization of deferred financing
    fee and debt discount                 310,500        186,000
Changes in operating assets and
  liabilities:
  (Increase) in accounts
    receivable                            (56,822)       (15,202)
  (Increase) decrease in prepaid
    expenses and other current assets     (83,898)         2,041
  Increase in accounts payable             29,030        105,092
  Increase (decrease) in accrued
    expenses                             (181,110)         5,395
  Increase in income taxes payable          2,960
  Increase in deferred revenue              5,853          6,743

Net cash (used in) operating
  activities:                          (1,819,954)      (660,131)

Cash flows from investing activities:
  Acquisition of property and
    equipment                             (25,558)       (73,560)
  Acquisition of patents and
    trademarks                            (10,757)        (4,251)
  Proceeds from sale of equipment                          1,954
  Increase in software development
    costs                                (183,932)
  Cash acquired upon acquisition
    of subsidiary                                         15,235

Net cash (used in) investing
  activities:                            (220,247)       (60,622)

Cash flows from financing
  activities:
  Payment of long-term debt                (6,633)        (7,838)
<PAGE 6>
  Net proceeds from issuance of
    common stock                        3,179,395        250,000
  Proceeds from loan - banks               74,557          4,750
  Proceeds from loan - officer/
    stockholder                           117,800         50,000
  Payment of loan - banks                 (98,606)
  Payment of loans from officer/
    stockholder                          (234,963)       (50,000)
  Payment of subordinated debt         (1,100,000)
  Decrease in deferred registration
    costs                                 128,169
  Proceeds from sale of units
    consisting of notes and
    common stock                                         600,000
  Payment of deferred registration
    costs                                                (75,000)
  Payment of deferred financing
    fees                                                (108,000)
Net cash provided by (used in)
  financing activities                  2,059,719        663,912

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     19,518        (56,841)
Cash and cash equivalents -
  beginning of period                     193,285        181,795
CASH AND CASH EQUIVALENTS - END
  OF PERIOD                         $     212,803    $   124,954

     The accompanying notes are an integral part of these financial statements.

DYNAMICWEB ENTERPRISES, INC. and SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(NOTE A) --  Basis of Presentation and the Company:

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for fair presentation have been included.   Operating
results of the nine-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

The balance sheet at September 30, 1997 has been restated giving effect to the acquisition of Design Crafting, Inc. which is being accounted for as a pooling of interests as described in Note E and has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. ("DWEB") and its wholly owned subsidiaries, Megascore, Inc., DynamicWeb Transactions Systems, Inc. ("DWTS"), Design Crafting, Inc, and Software Associates, from the date of acquisition (November 30, 1996) (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

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

Megascore, Inc. is a full-service systems integrator specializing in distribution, accounting and point-of-sale computer software consulting services for suppliers and retailers.
  <PAGE 8>
Software Associates, Inc. is a service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communications infrastructures through the use of EDI.

Design Crafting, Inc., is an information technology professional services company that provides services primarily to customers in the distribution, retail and financial industries.

Significant Accounting Policies:

[1] Basic loss per share of common stock:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Basic loss per share of common stock is based on the weighted average number of shares outstanding. Contingent shares issuable in connection with the acquisition of Software Associates, Inc. are excluded from the weighted average shares outstanding. Stock options did not have an effect on the computation of dilutive loss per share in the three and nine month periods ended June 30, 1998 since they were anti-dilutive. The adoption of SFAS No. 128, which requires a retroactive adjustment did not have a material effect on the Company's financial statement.

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
  <PAGE 9>
(NOTE C)  --  Public Offering:

On February 6, 1998 the Company completed a public offering of 733,334 shares of its common stock at $6.00 a share and received net proceeds of approximately $3,179,000.

(NOTE D) -- Reverse Stock Split

At the Company's Annual Meeting held on June 12, 1997, the Company's shareholders approved an amendment and restatement of the Company's Certificate of Incorporation (the Amendment and Restatement) which, among other things, effected a 0.2608491 -for-one reverse stock split of the Company's common stock (the Reverse Stock Split). The Amendment and Restatement was filed with the New Jersey Secretary of State and took effect on January 9, 1998. Pursuant to the reverse stock split, each share of the Company's common stock outstanding on the effective date was converted into 0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the reverse stock split will receive cash in lieu thereof.

(NOTE E) -- Acquisition of Design Crafting, Inc

On May 1, 1998, the Company purchased the outstanding stock of Design Crafting, Inc., an information technology professional services company which was financed through the issuance of 92,500 shares of the Company's stock, and up to 10,000 additional shares. The Company is obligated to issue an additional share for each $5.00 of (i) cash in the bank of design and (ii) accounts receivable on the balance sheet on the day of closing. All of the Company's shares are restricted within the meaning of Rule 144 under the Securities Act of 1933 (the Act), and will not be registered under the Act. In addition, the Company's shares will be subject to a restriction on sale through May 1, 2000, pursuant to a lock up agreement. The transaction was accounted for as a pooling of interest and therefore, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods.

(NOTE F) -- Series A Convertible Preferred Stock

On August 7, 1998, the Company completed a private placement of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchase Warrants which expire on August 7, 2001 and have an exercise price of $6.00 per share (the "Common Stock Purchase Warrants") for a purchase price of $875,000. The terms of the private placement provide that a second funding of $675,000 for 675 shares of Preferred stock and 67,500 Common Stock Purchase Warrants will be sold under the same terms and conditions as the original offering, provided that a Registration Statement has been declared effective by the Commission and remains effective for at least 30 days and that certain other terms and condition are also satisfied and fulfilled. The
<PAGE 10> Company has the right to redeem at anytime, any
unconverted principal of the Preferred Stock at a premium of 115% of the stated value.

On August 6, 1998, the Company's Board of Directors authorized an issuance of Series A 6% Convertible Stock.

(NOTE G) -- 1997 Employee Stock Ownership Plan

On July 27, 1998 the Company's Board of Directors authorized to increase the number of shares of common stock issuable under the Company's 1997 employee stock plan by 100,000 shares to 334,764 shares. The Company's shareholders approved that increase on July 28, 1998.

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

The financial statements included in this report are consolidated for the Company and its four subsidiaries, DynamicWeb Transaction Services, Inc., (DWTS)., Megascore, Inc. (Megascore), Software Associates, Inc. (Software Associates) from the date of acquisition on November 30, 1996 and Design Crafting, Inc, (Design) from its date of acquisition on May 1, 1998. The Company acquired all of the outstanding shares of stock of Design for 92,500 shares and up to 10,000 additional shares based on certain balances at May 1, 1998. The transaction was accounted for as a pooling of interest and therefore, all prior financial statements presented have been restated as if the acquisition took place at the beginning of such period.

Financial Condition

As of June 30, 1998, the Company had cash and cash equivalents of approximately $213,000 and total current assets of approximately
$532,000.

The Company had a net loss of approximately $1,996,000 for the nine months ended June 30, 1998 and negative operating cash flow of approximately $1,820,000. The Company's negative cash flow for the nine months was funded by proceeds from the sale of equity securities that was completed in February 1998.

On June 30, 1998, the capital resources available to the Company were not adequate to finance the Company's activities for the full year ended September 30, 1998. However, on August 7, 1998, the Company received an aggregate of $875,000 in a private placement to the Shaar Fund, Ltd. of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchased Warrants with a term of three years and an exercise price of $6.00 per share. This financing represents the first tranche of $1,550,000 financing with the Shaar Fund, Ltd. <PAGE 12>

Results of Operations

Beginning with the Company's filing of Form 10-QSB for the reporting period ending December 31,1997, the format of the Company's financial reports has been changed to reflect its goals and objectives as an electronic commerce company. As such, revenues are presented for the Company's two principal segments: transaction processing and professional services. Similarly, expenses for marketing and sales have been separated from expenses of general and administration to more accurately reflect the Company's increased focus on marketing and sales. Management believes that continuous investments in marketing and sales are necessary to grow the Company's business, and that a similar commitment to research and development will allow the Company's technology to achieve and to maintain a value added proposition in the marketplace.

The Company recognized net sales of approximately $411,000 for the quarter ended June 30, 1998, compared to approximately $377,000 for the same period in 1997, an increase of approximately $34,000 or 9%. The Company had net sales of approximately $980,000 for the nine month period ending June 30, 1998 as compared to approximately $863,000 for the same period in 1997, an increase of approximately $117,000 or 14%. The increase in revenue for both periods ending June 30, 1998 was attributable to new sales of the Company's EDI/Internet services and products, particularly its transaction processing service and its consulting services provided through the Company's Professional Services Group.

Net sales for the Company's transaction processing services for the three months ended June 30, 1998 were approximately $150,000 compared to approximately $110,000 for the same period in 1997, an increase of approximately $40,000 or 36%. The increase is the result of growth in transaction processing of approximately $30,000 for existing customers as new trading partners were brought on line, and new sales of EDI Services of approximately $40,000, both of which offset the elimination of revenues from an internet domain list that the Company no longer maintains for sale. Net sales for the Company's transaction processing services increased from approximately $218,000 for the nine months ended June 30, 1997 to approximately $329,000 for the same period in 1998, an increase of $111,000 of 51%. This increase is largely attributable to an increase in sales of EDI/Internet products and services, including the addition of new transaction processing customers, as well as sales of EDI/Internet services related to the addition of new trading partners for current customers.

Net sales for the Company's professional services were approximately $224,000 for the three months ended June 30, 1997 compared to approximately $252,000 for the same period in 1998, an increase of approximately $28,000 or 12%. The increase is attributable to a decline in sales of system integration services (approximately $5,000) which was offset by an increase in consulting services delivered through Design Crafting, Inc.,
<PAGE 13> which was acquired on May 1, 1998 (approximately
$33,000). Net sales for these professional services increased from approximately $542,000 for the nine months ending June 30, 1997 to approximately $592,000 for the same period in 1998, an increase of approximately $50,000 or 9%. This increase is attributable to the shift in the Company's core business from its system integration services to electronic commerce services and consulting services rendered through Design Crafting, Inc.

Net sales for the Company's other products were approximately $43,000 for the three months ended June 30, 1997 compared to approximately $9,000 for the same period in 1998, a decrease of $34,000 or approximately 79%. Net sales for these products were approximately $103,000 for the nine months ending June 30, 1997 compared to approximately $59,000 for same period in 1998 a decrease of approximately $44,000 or 43%. These decreases are attributable to the shift in the Company's core business, from its system integration services, particularly the sale of computer hardware and software, to electronic commerce services.

Cost of transaction processing was approximately $110,000 for the three months ended June 30, 1998, for a gross profit of 27%.
This compares to cost of transaction processing of approximately $29,000, or 73% for the same period in 1997. The decrease in profitability is attributable to salaries related to new hires, rental of equipment and floor space for the Company's scaleable network infrastructure, and salary increases that took effect on March 1, 1998 and June 1, 1998. In order to remain competitive, the Company has committed to compensate its employees at prevailing market rates. The cost of transaction processing was approximately $254,000 for the nine months ended June 30, 1998, for a gross profit of 23%. This compares to cost of transaction processing of approximately $78,000, or 64% for the same period in 1997. The decrease in profitability is attributable to higher monthly fixed costs associated with a re-engineered, scaleable network infrastructure and expansion of the Company's EDI support capability, as described above.

The Company's cost of providing its professional services was approximately $186,000 for the three months ended June 30, 1998 or a gross profit of 26%. This compares to approximately $145,000 or 35% for the same period for 1997. The decrease in gross profit percentage for the Company's professional services is attributable to the ongoing transition, including a redeployment of personnel from services related to system integration to services related to EDI/Internet solution, salaries related to new hires, and the addition of consultants through the acquisition of Design Crafting, Inc. A portion of the decrease is also attributable to salary increases that took effect on March 1, 1998 and June 1 1998.

Cost of other products was approximately $8,000 for the three months ended June 30, 1998, or a gross profit of 5%, as compared to approximately $10,000, or a gross profit of 77% for the same period in 1997. This decrease is attributable to the transition
<PAGE 14> from sales of high margin computer products ancillary to system integration services and a redeployment of resources despite the continued demand for computer products. Cost of other products was approximately $23,000 for the nine months ended June 30, 1998, or a gross profit of 61%, as compared to approximately $40,000, or a gross profit of 61% for the same period in 1997.

Quarterly marketing and sales expenses increased by approximately $96,000, or 83%, from approximately $115,000 for the three months ending June 30, 1997 to approximately $212,000 in 1997. The increase is attributable to attendance at trade shows by more Company personnel, and an increase in advertising expenses and salaries related to new hires. A portion of the increase is also attributable to salary increases that took effect on March 1, 1998 and June 1, 1998. The increase in marketing and sales expenses by approximately $177,000, or 48%, from approximately $366,000 for the nine months ending June 30, 1997 to approximately $543,000 for the same period in 1998, is attributable to the costs of increased attendance at trade shows, salaries for new hires and salary increases.

General and administration expenses increased by approximately $186,000, or 73%, from approximately $255,000 for the three months ending June 30, 1997 to approximately $441,000 in 1998. The increase is attributable to the cost of new hires in general and administrative, the cost of legal, financial and consulting services, the cost of administrative support for new hires in other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, amortization of capitalized software development costs, and compensation expense for the 1997 Employee Stock Option Plan. A portion of the increase is also attributable to salary increases that took effect on March 1, 1998 and June 1 1998. The increase in general and administration expenses by approximately $442,000 or 66%, from approximately $670,000 for the nine months ending June 30, 1997 to approximately $1,112,000 for the same period in 1998, is attributable to the cost of new hires in general and administrative and other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, amortization of capitalized software development costs, compensation expense for the 1997 Employee Stock Option Plan and the phase-in of salary increases.

Research and development expenses decreased by approximately $1,000 or 2% for the quarter, from approximately $71,000 for the three months ending June 30, 1997 to approximately $70,000 in 1998. The decrease is attributable to capitalization of costs related expanded development of existing services, and ongoing development of new services, such as EDIxchangeConnect. These expenses were also impacted by salaries to new hires and salary increases that took effect on March 1, 1998 and June 1, 1998.

Interest expense decreased by approximately $195,000, or 98% from approximately $200,000 for the three months ended June 30, 1997
<PAGE 15> to approximately $5,000 in 1998. The decrease is
attributable to the elimination of amortization of debt discount on deferred financing fees related to the repayment of $600,000 of indebtedness in February 1998. Interest expense increased by approximately $158,000, or 75% from approximately $210,000 for the nine months ended June 30, 1997, to approximately $369,000 in 1998. The increase is attributable to amortization of debt discount and deferred financing fees related to the bridge financing over a longer period in 1998.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities

(a)  Acquisition of Design Crafting, Inc

On May 1, 1998, the Company purchased the outstanding stock of Design Crafting Inc, an information technology professional services company which was financed through the issuance of 92,500 shares of the Company's stock, and up to 10,000 additional shares. The Company is obligated to issue an additional share for each $5.00 of (i) cash in the bank of design and
(ii) accounts receivable on the balance sheet on the day of closing. All of the Company's shares will be restricted within the meaning of Rule 144 under the Securities Act of 1933 (the
Act), and will not be registered under the Act. In addition, the Company's shares will be subject to a restriction on sale for a period of two years from the Closing Date, pursuant to a lock up agreement.

(b)  Private Placement of Securities

See Item 5 concerning a private placement of unregistered securities which closed on August 7, 1998.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

No matters were submitted to Shareholders for a vote. However see Item 5 for a discussion of the Company's 1998 Annual meeting of Shareholders.

Item 5.   Other Information

(a)  Private Placement.

On August 7, 1998, the Company completed a private placement to the Shaar Fund, Ltd. Of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchase Warrants with a term of three years and at an exercise price of $6.00 per share (the "Common Stock Purchase Warrants") for a purchase price of $875,000. The terms of the private placement provide that a second funding of $675,000 for 675 shares of Preferred stock and 67,500 Common Stock Purchase Warrants will be sold to the Shaar
<PAGE 17> Fund, Ltd.  Under the same terms and conditions as the original offering provided that a Registration Statement has been declared effective by the Commission and remains effective for at least 30 days and that certain other terms and condition are also satisfied and fulfilled. The offering was made pursuant to an exemption from registration under Rule 506 of Regulations D promulgated under the Securities Act of 1933 (the "Securities Act") and equivalent state securities laws exemptions. The Shaar Fund, Ltd. Is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act.

(b)  Annual Meeting of Shareholders

On July 28, 1998, the Company held its 1998 Annual Meeting of Shareholders. At such meeting the shareholders were asked to vote upon (i) the election of three Class I directors to the Company's Board of Directors, and (ii) an amendment to the Company's 1997 Employee Stock Option Plan to increase the number of shares reserved for issuance thereunder by 100,000 shares. The shareholders approved the amendment to the stock option plan and elected management's three nominees of class I directors.

Item 6.   Exhibits and Reports on Form 8 -K

(a)  Acquisition of Design Crafting, Inc.

The Company filed Form 8-K on May 15, 1998 related to the acquisition of Design Crafting, Inc. on May 1, 1998.

The Company filed Form 8-K/A No. 1 on July 16, 1998 related to the acquisition of Design Crafting, Inc., to provide financial information and pro-forma financial information.

SIGNATURES

In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DynamicWeb Enterprises, Inc.
(Registrant)


August 14, 1998


By:/s/  Steve Vanechanos, Jr.
Chief Executive Officer  <PAGE 19>