Form 10QSB/A
period 1998-06-30
DYNAMICWEB ENTERPRISES INC
filed 1998-11-12
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                 ______________________________

                         AMENDMENT NO. 1
                             TO THE
                           Form 10-QSB/A No. 1


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

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                     June 30, 1998  September 30,
                                      (Unaudited)        1997
ASSETS
Current assets:
  Cash and cash equivalents          $   212,803     $   188,270
  Accounts receivable, less
    allowance for doubtful
    accounts $83,673 and $83,673         214,059         100,425
  Prepaid expenses and other
    current assets                        36,703          20,738
  Deposits securing orders                68,465
      Total current assets               532,030         309,433
Property and equipment, less
  accumulated depreciation of
  $143,942 and $116,965                  286,771         284,512
Patents and trademarks, less
  accumulated amortization of
  $9,430 and $4,851                       27,986          21,808
Software development costs less
  accumulated amortization of
  $11,960                                171,972
Excess of cost over net assets
  of acquired business, less
  accumulated amortization of
  $6,948                                 409,955
Customer list, less accumulated
  amortization of $31,667 and
  $16,667                                 68,333          83,333
Deferred financial fees, less
  accumulated amortization of
  $129,127                                                51,373
Deferred registration costs                              128,169
Other Assets                               9,088           9,088

      Total assets                   $ 1,506,135     $   887,716

LIABILITIES
Current liabilities:
  Accounts payable                   $   211,370     $   182,340
  Accrued expenses                        15,428          79,691
  Accrued expenses - professional
    fees                                                  86,250
  Current maturities of
    long-term debt                         7,250           7,925
  Loan payable - banks                                    24,049
  Loans from stockholders                                117,163
  Deferred revenue                        20,918          15,065
  Subordinated notes payable                             840,873
  Taxes payable- current                   3,320
  Taxes payable- deferred                 10,300
      Total current liabilities          268,586       1,353,356
  <PAGE 3>
Long-term debt, less current
  maturities                             179,853         185,811
      Total liabilities                  448,439       1,539,167

STOCKHOLDERS' EQUITY/CAPITAL
DEFICIENCY

Common stock, $.0001 par value,
  50,000,000 shares authorized;
  2,967,574 shares issued and
  outstanding at June 30, 1998;
  and 2,141,740 shares issued
  and outstanding at
  September 30, 1997                         297             214
Additional paid-in capital            10,777,327       3,530,324
Unearned portion of compensatory
  stock options                         (117,750)       (204,000)
Accumulated deficit                   (5,595,349)     (3,577,989)
                                       5,064,525        (251,451)
Less treasury stock, 721,257
  shares at June 30, 1998 and
  66,660 shares at
  September 30, 1997                  (4,006,829)       (400,000)
      Total stockholders'
        equity/(capital
        deficiency)                    1,057,696        (651,451)

      Total liabilities and
        stockholders' equity/
        (capital deficiency)         $ 1,506,135     $   887,716

     The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                           THREE MONTHS ENDED
     NINE MONTHS ENDED
                                                JUNE 30,
          JUNE 30,
                                           1998          1997
    1998           1997
Net sales:
  Transaction processing               $  150,410    $  110,289
$   328,993    $   217,569
  Professional services                   191,159        68,336
    331,552        177,029
  Other - systems                           8,778        42,675
     59,287        103,497
    Total                                 350,347       221,300
    719,832        498,095

Cost of sales:
  Transaction processing                  110,053        29,618
    253,744         78,166
  Professional services                   145,680        22,318
    212,716         42,278
  Other - systems                           8,331        10,015
     22,999         40,186
    Total                                 264,064        61,951
    489,459        160,630

    Gross profit                           86,283       159,349
    230,373        337,465

Expenses:
  Marketing and sales                     211,560       115,338
    543,023        365,967
  General and administrative              441,447       246,251
  1,087,918        639,428
  Research and development                 69,753        71,451
    260,062        164,875
    Total                                 722,760       433,040
  1,891,003      1,170,270

Operating (loss)                         (636,477)     (273,691)
 (1,660,630)      (832,205)

Purchased research and development                       25,000
                  (713,710)
Interest expense (including $310,500,
  $186,000 and $186,000 amortization of
  deferred financing fee and debt  <PAGE 5>
  discount for nine months ended
  June 30, 1998 and for the three and
  nine months ended June 30, 1997,
  respectively)                            (5,421)     (200,310)
   (369,049)      (210,585)
Interest income                             7,992         1,362
     19,384          3,790
Net (loss) before (provision) benefit
  for income taxes                       (633,906)     (447,639)
 (2,010,295)    (1,753,310)
(Provision) benefit for income taxes         (785)       (1,684)
     (7,065)        21,700
Net (loss)                               (634,691)     (449,323)
 (2,017,360)    (1,731,610)
Net (loss) per common share - basic
  and diluted                               $(.29)        $(.21)
      $(.99)         $(.89)
Weighted average number of shares
  outstanding - basic and diluted       2,215,114     2,097,834
  2,028,897      1,952,116


     The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                           NINE MONTHS ENDED
                                                JUNE 30,
                                          1998           1997
Cash flows from operating activities:
Net (loss)                            $(2,017,360)   $(1,731,610)
Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
  Depreciation and amortization            65,464         34,415
  Purchased research and development                     713,710
  Amortization of compensatory
    stock options                          86,250
  Deferred income taxes                                  (21,700)
  Amortization of deferred financing
    fee and debt discount                 310,500        186,000
Changes in operating assets and
  liabilities:
  (Increase) in accounts
    receivable                            (66,149)       (20,371)
  (Increase) decrease in prepaid
    expenses and other current assets     (80,869)           855
  Increase in accounts payable             29,030        137,280
  Increase (decrease) in accrued
    expenses                             (150,513)         5,395
  Increase in income taxes payable
  Increase in deferred revenue              5,853          6,743

Net cash (used in) operating
  activities:                          (1,817,794)      (689,283)

Cash flows from investing activities:
  Acquisition of property and
    equipment                             (25,558)       (66,152)
  Acquisition of patents and
    trademarks                            (10,757)        (4,251)
  Proceeds from sale of equipment                          1,954
  Increase in software development
    costs                                (183,932)
  Cash acquired upon acquisition
    of subsidiary                           2,855         15,235

Net cash (used in) investing
  activities:                            (217,392)       (53,214)

Cash flows from financing
  activities:
  Payment of long-term debt                (6,633)        (7,838)
  Net proceeds from issuance of
    common stock                        3,179,395        250,000
  Proceeds from loan - banks               74,557          4,750
  Proceeds from loan - officer/  <PAGE 7>
    stockholder                           117,800         50,000
  Payment of loan - banks                 (98,606)
  Payment of loans from officer/
    stockholder                          (234,963)       (50,000)
  Payment of subordinated debt         (1,100,000)
  Decrease in deferred registration
    costs                                 128,169
  Proceeds from sale of units
    consisting of notes and
    common stock                                         600,000
  Payment of deferred registration
    costs                                                (75,000)
  Payment of deferred financing
    fees                                                (108,000)
Net cash provided by financing
  activities                            2,059,719        663,912

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     24,533        (78,585)
Cash and cash equivalents -
  beginning of period                     188,270        174,403
CASH AND CASH EQUIVALENTS - END
  OF PERIOD                         $     212,803    $    95,818

     Supplemental disclosure of non-cash investing activities:

     On May 1, 1998, the Company purchased the outstanding stock of Design Crafting, Inc. in exchange for 92,500 shares of the Company's stock which was valued at $474,063.

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

The balance sheet at September 30, 1997 has been restated giving effect to the acquisition of Design Crafting, Inc. which is being accounted for as a Purchase as described in Note E and has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

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

Software Associates, Inc. is a service bureau engaged in the business of helping companies realize the benefits of expanding
<PAGE 9>
their data processing and electronic communications infrastructures through the use of EDI.

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

On February 6, 1998 the Company completed a public offering of 733,334 shares of its common stock at $6.00 a share and received net proceeds of approximately $3,179,000. <PAGE 10>

(NOTE D) -- Reverse Stock Split

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

(NOTE E) -- Acquisition of Design Crafting, Inc

On May 1, 1998, the Company purchased the outstanding stock of Design Crafting, Inc., an information technology professional services company which was financed through the issuance of 92,500 shares of the Company's stock, and up to 10,000 additional shares. The Company is obligated to issue an additional share for each $5.00 of (i) cash in the bank of design and (ii) accounts receivable on the balance sheet on the day of closing. All of the Company's shares are restricted within the meaning of Rule 144 under the Securities Act of 1933 (the Act), and will not be registered under the Act. In addition, the Company's shares will be subject to a restriction on sale through May 1, 2000, pursuant to a lock up agreement. The transaction was accounted for as a purchase in accordance Accounting Principle Board
No. 16. The transaction was previously accounted for on the basis of a pooling of interests.


(NOTE F) -- Series A Convertible Preferred Stock

On August 7, 1998, the Company completed a private placement for $875,000 each consisting of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchase Warrants which expire on August 7, 2001 and have an exercise price of $6.00 per share (the "Common Stock Purchase Warrants"). The terms of the private placement provide that a second funding of $675,000 consisting of 675 shares of Preferred stock and 67,500 Common Stock Purchase Warrants which will be sold under the same terms and conditions as the original offering, provided that a Registration Statement has been declared effective by the Commission and remains effective for at least 30 days and that certain other terms and condition are also satisfied and fulfilled. The Company has the right to redeem at anytime, any unconverted principal of the Preferred Stock at a premium of 115% of the stated value.

On August 6, 1998, the Company's Board of Directors authorized an issuance of Series A 6% Convertible Stock.
  <PAGE 11>
(NOTE G) -- 1997 Employee Stock Ownership Plan

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

The financial statements included in this report are consolidated for the Company and its four subsidiaries, DynamicWeb Transaction Services, Inc., (DWTS)., Megascore, Inc. (Megascore), Software Associates, Inc. (Software Associates) from the date of acquisition on November 30, 1996 and Design Crafting, Inc, (Design) from the date of acquisition on May 1, 1998. On May 1, 1998 the Company acquired all of the outstanding shares of stock of Design for 92,500 shares of the Company's stock and up to 10,000 additional shares based on certain balances at May 1, 1998. The transaction was accounted for as a purchase in accordance with Accounting Principle Board No. 16.

Financial Condition

As of June 30, 1998, the Company had cash and cash equivalents of approximately $213,000 and total current assets of approximately
$532,000.

The Company had a net loss of approximately $2,017,000 for the nine months ended June 30, 1998 and negative operating cash flow of approximately $1,820,000. The Company's negative cash flow for the nine months was funded by proceeds from the sale of equity securities that was completed in February 1998.

On June 30, 1998, the capital resources available to the Company were not adequate to finance the Company's activities for the full year ended September 30, 1999. However, on August 7, 1998, the Company received an aggregate of $875,000 in a private placement to the Shaar Fund, Ltd. of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchased Warrants with a term of three years and an exercise price of $6.00 per share. This financing represents the first tranche of $1,550,000 financing with the Shaar Fund, Ltd.

Results of Operations
  <PAGE 13>
Beginning with the Company's filing of Form 10-QSB for the reporting period ending December 31,1997, the format of the Company's financial reports has been changed to reflect its goals and objectives as an electronic commerce company. As such, revenues are presented for the Company's two principal segments, transaction processing and professional services. Similarly, expenses for marketing and sales have been separated from expenses of general and administration to more accurately reflect the Company's increased focus on marketing and sales. Management believes that continuous investments in marketing and sales are necessary to grow the Company's business, and that a similar commitment to research and development will allow the Company's technology to achieve and to maintain a value added proposition in the marketplace.

The Company recognized net sales of approximately $350,000 for the quarter ended June 30, 1998, compared to approximately $221,000 for the same period in 1997, an increase of approximately $129,000 or 58%. The Company had net sales of approximately $720,000 for the nine month period ending June 30, 1998 as compared to approximately $498,000 for the same period in 1997, an increase of approximately $222,000 or 45%. The increase in revenue for both periods ending June 30, 1998 was attributable to new sales of the Company's EDI/Internet services and products, particularly its transaction processing service and its consulting services provided through the Company's Professional Services Group.

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

Net sales for the Company's professional services were approximately $68,000 for the three months ended June 30, 1997 compared to approximately $191,000 for the same period in 1998, an increase of approximately $123,000 or 180%. The increase is attributable to a decline in sales of system integration services (approximately $5,000) which was offset by an increase in consulting services delivered through Design Crafting, Inc., which was acquired on May 1, 1998. Net sales for these professional services increased from approximately $177,000 for the nine months ending June 30, 1997 to approximately $332,000 for the same period in 1998, an increase of approximately
<PAGE 14>
$154,000 or 87%. This increase is attributable to the shift in the Company's core business from its system integration services to electronic commerce services and consulting services rendered through Design Crafting, Inc.

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

Cost of transaction processing was approximately $110,000 for the three months ended June 30, 1998, for a gross profit of 27%.
This compares to cost of transaction processing of approximately $30,000, or 73% for the same period in 1997. The decrease in profitability is attributable to salaries related to new hires, rental of equipment and floor space for the Company's scaleable network infrastructure, and salary increases that took effect on March 1, 1998 and June 1, 1998. In order to remain competitive, the Company has committed to compensate its employees at prevailing market rates. The cost of transaction processing was approximately $254,000 for the nine months ended June 30, 1998, for a gross profit of 23%. This compares to cost of transaction processing of approximately $78,000, or 64% for the same period in 1997. The decrease in profitability is attributable to higher monthly fixed costs associated with a re-engineered, scaleable network infrastructure and expansion of the Company's EDI support capability, as described above.

The Company's cost of providing its professional services was approximately $146,000 for the three months ended June 30, 1998 or a gross profit of 24%. This compares to cost of providing its professional service of approximately $22,000 for the three months ended June 30, 1998, or a gross profit of approximately $46,000 or 67% for the same period for 1997. The decrease in gross profit percentage for the Company's professional services is attributable to the ongoing transition, including a redeployment of personnel from services related to system integration to services related to EDI/Internet solution, salaries related to new hires, and the addition of consultants through the acquisition of Design Crafting, Inc. A portion of the decrease is also attributable to salary increases that took effect on March 1, 1998 and June 1 1998.

Cost of other products was approximately $8,000 for the three months ended June 30, 1998, or a gross profit of 5%, as compared to approximately $10,000, or a gross profit of 77% for the same period in 1997. This decrease is attributable to the transition from sales of high margin computer products ancillary to system integration services and a redeployment of resources despite the
<PAGE 15>
continued demand for computer products. Cost of other products was approximately $23,000 for the nine months ended June 30, 1998, or a gross profit of 61%, as compared to approximately $40,000, or a gross profit of 61% for the same period in 1997.

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

General and administration expenses increased by approximately $195,000, or 79%, from approximately $246,000 for the three months ending June 30, 1997 to approximately $441,000 in 1998. The increase is attributable to the cost of new hires in general and administrative, the cost of legal, financial and consulting services, the cost of administrative support for new hires in other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, amortization of capitalized software development costs, and compensation expense for the 1997 Employee Stock Option Plan. A portion of the increase is also attributable to salary increases that took effect on March 1, 1998 and June 1 1998. The increase in general and administration expenses by approximately $448,000 or 70%, from approximately $639,000 for the nine months ending June 30, 1997 to approximately $1,088,000 for the same period in 1998, is attributable to the cost of new hires in general and administrative and other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, amortization of capitalized software development costs, compensation expense for the 1997 Employee Stock Option Plan and the phase-in of salary increases.

Research and development expenses decreased by approximately $1,000 or 2% for the quarter, from approximately $71,000 for the three months ending June 30, 1997 to approximately $70,000 in 1998. The decrease is attributable to capitalization of costs in 1998 for related expanded development of existing services, and ongoing development of new services, such as EDIxchangeConnect. These expenses were also impacted by salaries to new hires and salary increases that took effect on March 1, 1998 and June 1, 1998.

Research and development expenses increased by approximately $95,000 or 58% from approximately $165,000 for the nine months ending June 30, 1997 to approximately $260,000 for the nine months ending June 30, 1998. The increase is attributable to
<PAGE 16>
salaries of new hires, and salary increases that took effect on March 1, 1998 and June 1, 1998.

Interest expense decreased by approximately $195,000, or 97% from approximately $200,000 for the three months ended June 30, 1997 to approximately $5,000 in 1998. The decrease is attributable to the elimination of amortization of debt discount on deferred financing fees related to its interim bridge financing. Interest expense increased by approximately $158,000, or 75% from approximately $210,000 for the nine months ended June 30, 1997, to approximately $369,000 in 1998. The increase is attributable to amortization of debt discount and deferred financing fees related to the interim bridge financing. PAGE 17

PART II

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

Item 5.   Other Information

(a)  Private Placement.

On August 7, 1998, the Company completed a private placement to the Shaar Fund, Ltd. Of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchase Warrants with a term of three years and at an exercise price of $6.00 per share (the "Common Stock Purchase Warrants") for a purchase price of $875,000. The terms of the private placement provide that a second funding of $675,000 for 675 shares of Preferred stock and 67,500 Common Stock Purchase Warrants will be sold to the Shaar Fund, Ltd. Under the same terms and conditions as the original offering provided that a Registration Statement has been declared
<PAGE 18>
effective by the Commission and remains effective for at least
30 days and that certain other terms and condition are also satisfied and fulfilled. The offering was made pursuant to an exemption from registration under Rule 506 of Regulations D promulgated under the Securities Act of 1933 (the "Securities Act") and equivalent state securities laws exemptions. The Shaar Fund, Ltd. Is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act.

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

The Company filed Form 8-K/A No. 2 on November 10, 1998 related to the acquisition of Design Crafting, Inc., to reflect the transactions as a purchase under Accounting Principle No. 16. The transaction was previously accounted for on the basis of a pooling of interests.

SIGNATURES

In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DynamicWeb Enterprises, Inc.
(Registrant)


November 12, 1998


By:/s/ Steven L. Vanechanos, Jr.
Chief Executive Officer
  <PAGE 20>