Form 10KSB
period 1998-09-30
DYNAMICWEB ENTERPRISES INC
filed 1999-01-13
CIK 317788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended September 30, 1998, or

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

                                    Name of Each Exchange
        Title of Each Class          on Which Registered
               NONE                          NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 1998:
$1,187,000.

As of January 8, 1999, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $7,653,861.

Number of Shares of Common Stock Outstanding at January 8, 1999:
2,351,737.

Transitional Small Business Disclosure Format:  Yes ___   No  X

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company is involved in the business of "electronic commerce." The term "electronic commerce" is a shorthand expression for how businesses use computers to electronically send and receive business documents. This allows businesses to reduce or eliminate the paperwork involved in buying and selling their products.

     The Company develops and sells computer software products and provides services to businesses to help them engage in electronic commerce.

BACKGROUND OF THE INDUSTRY

     In electronic commerce, computers and telecommunications take the place of paper documents, mail and faxes. Businesses now use computers to electronically send and receive a wide variety of business documents. These include, for example, product catalogs, price lists, purchase orders and invoices.

     Electronic Data Interchange ("EDI") is a specific form of electronic commerce. It refers to the transmission of data between a business and its customers or its vendors in the course of a business transaction. A typical example of EDI is electronically placing a purchase order for merchandise with a vendor, and having the vendor electronically confirm the order and produce an invoice when the goods are shipped. The computers of the buyer and the seller communicate and exchange the relevant information. They use an agreed-upon or standard format to do so.

     In an earlier stage of electronic commerce, companies that wanted to do business electronically needed to have an arrangement with special type of computer network. That network is referred to as a value-added computer network, or "VAN." A VAN provides standardized forms and acts as a kind of electronic post office, where data and forms are exchanged, parties can communicate via email, and funds can be electronically transferred.

DYNAMICWEB'S PRODUCTS AND SERVICES

     Primarily, our business is providing electronic commerce services, including computer equipment and software for customers who want to engage in electronic commerce. We function as the customer's data service center in support of their electronic commerce transactions. Second, we provide consulting services in the area of electronic commerce.


     We sell four principal electronic commerce packages:
<PAGE 1>

          - Our first package is called EDIxchange(sm) Buy or Sell. It is a service that allows businesses that already are set up to conduct electronic commerce transactions to offer electronic commerce capability to their customers or suppliers who do not yet have that capability.

          - Our second package is called EDIxchange(sm). It is a service that allows businesses to deal with each other electronically through a document exchange network. We sell this package primarily to customers who do not have an internal electronic commerce capability.

          -  Our third package is called EDIxchange (sm) Support.

It is a portfolio of professional consulting services provided to customers who wish to augment their in-house electronic commerce resources. It includes on-site and remote consulting. It is focused on developing and implementing electronic commerce strategies, EC systems integration to existing legacy systems, and EDI mapping services.

          -  Our fourth package is called EDIxchange Connect(sm).

It is a combination of software and service. It is a narrower product for companies that use the RealWorld and Synchronics computerized accounting systems. It allows users of those systems to either send or receive documents electronically directly from within the accounting system. For example, a company could electronically send the company's income statement to another party. Additionally, we offer an option with EDIxchange Connect(sm) that allows a business to electronically create a shipping list or product list.

CURRENT CUSTOMERS

     The following charts show some of our customers and the packages that they are using.

                   EDIxchange(sm) Buy or Sell

Company                                  Business

Rite Aid Pharmacy                        Retail pharmacy chain
Southern New England Bell Telephone      Communications
Service Merchandise                      Retail discount chain
Linens N' Things                         Retail home accessories
Great American Knitting Mills            Makers of Gold Toe socks

                         EDIxchange(sm)

Company                 Business

Soundesign Corp.        Manufacturer of electronic equipment
Church & Dwight         Manufacturers of Arm & Hammer Baking Soda

<PAGE 2>
Royal Doulton           Maker of fine china
Russ Berrie & Co.       Manufacturer of Gift Items


                     EDIxchange(sm) Support

Company                             Business

Nabisco                             Consumer Goods
Toys R Us                           Toy Retailer


PRODUCT DEVELOPMENT

     The Company presently has several product and service development initiatives.

     One initiative involves an upgrade of EDIxchangeBuy. We plan to extend EDIxchangeBuy to add pre-purchasing and post-purchasing features. On the pre-purchasing side, we plan to add a Request for Quotation feature and a Quotation capability. This would allow a purchaser to request its suppliers to provide quotations of price and terms for a particular transaction and allow the suppliers to provide those quotations. On the post-purchasing side, the Company is working on a functional feature that would permit a supplier to obtain payment status information from its customer's computer.

     Another initiative is to upgrade EDIxchangeSell. This planned upgrade will improve our ability to customize
EDIxchangeSell to fit a customer's existing EDI system.

     We also plan to rewrite the software for EDIxchangeConnect. The planned rewrite would make EDIxchangeConnect compatible with the new generation Windows products, such as Windows 95, Windows 98 and Windows NT. It will also allow the software to interface with most popular accounting packages. The first modular interfaces to be developed are for RealWorld and Synchronics Counterpoint, with others to follow. Finally, the rewrite will include an optional feature to allow a user to send an advance ship notice through the system.

COMPETITION

     The electronic commerce, EDI network services and computer software markets are highly competitive. The principal competitors in the delivery of EDI over the Internet are, at present, Harbinger Corporation, Sterling Commerce, GEIS, Netscape, Open Market, Icat, Interworld Technology Ventures, Elcom International, Broadvision, Connect, IBM, Microsoft, EDS, and MCI, Each of those companies is engaged in, or has announced plans to engage in, providing software products and services that facilitate electronic commerce over the Internet. <PAGE 3>

     Aside from the Internet, numerous companies supply electronic commerce network services. Those competitors provide software designed to facilitate electronic commerce and EDI communications. Existing VANs provide network services and related software products and services. Other competitors provide PC-based computer programs and network services specifically targeted to facilitate electronic banking transactions. These competitors include banks and financial institutions that operate privately-owned computer networks that link directly to their commercial customers. The Company believes that many of its competitors have significantly greater financial and personnel resources than the Company.

     Competition from Internet-based competitors is also significant. The market for Internet software and services is emerging and highly competitive It ranges from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. The Company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are likely to increasingly offer services which utilize the Internet to provide business-to-business data transmission services. A group of computer companies, which includes some competitors of the Company and the Company itself, have formed CommerceNet, a consortium which has announced an intention to explore the use of the Internet for commercial applications.

     Also, the Company expects the major on-line service companies, such as America On-Line, Compuserve and Prodigy, to enhance their services in the future to include certain aspects of electronic commerce.

COMPETITIVE STRATEGY

     One significant aspect of the Company's competitive strategy is to customize the design and operation of its software and services so that they work with customers' existing EDI systems. The Company's products require the EDI trading partners to have only a standard Web browser with standard enhancements or "plug-ins" (like Adobe Acrobat and Sun's Java). The Company will centralize its performance of EDI translation and mapping functions.

     Also, the Company is attempting to differentiate itself in the marketplace for Internet/EDI solutions with ECIxchangeBuy. The Company believes that its existing competition currently offers generic, form-based software solutions with limited functionality. In contrast, EDIxchange Buy provides both product catalog and order facilitation. When combined with the Company's service bureau, the Company can offer customers a complete, turnkey electronic commerce solution that is compatible with their existing EDI system.
  <PAGE 4>
     The Company intends to apply its Internet and EDI technology products and services, its development efforts, and its marketing efforts, at the "application layer" of electronic commerce. The application layer addresses the customers' immediate need to work with product catalogues and to exchange useful business documents. The application layer is distinguished from the "core" or "infrastructure" layer, which addresses the basic elements of transmitting an EDI document over the Internet. At the application layer, one assumes that a properly-formatted EDI document can be securely transmitted over the Internet.

     The Company intends to avoid competing at the core or basic infrastructure technology layer of Electronic Commerce. In that regard, it does not intend to compete in technical and product categories such as encryption and authentication schemes, secure transport methods, EDI mailboxing services, secure browsers and servers, or low-level communication protocols.

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

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar or superior technology. The Company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the electronic commerce industry than are the various legal protections of its technology. The Company does not believe that any of its products infringe the proprietary rights
<PAGE 5> of third parties.  There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. From time to time, the Company has received notices which allege, directly or indirectly, that the Company's products or services infringe the rights of others. The Company generally has been able to address these allegations without material cost to the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, irrespective of their merit, could be time-consuming, result in costly litigation, cause product shipment delays, require the Company to enter into royalty or licensing agreements, or prevent the Company from using certain technologies. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company.

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

     The Company's proprietary Internet software is written in Practical Extraction and Reporting Language ("PERL"), which is the computer program language utilized for Internet applications. Because the Internet is not controlled or supervised by any one person or group, the evolution and continued utilization of PERL cannot be controlled or predicted. Changes in or the elimination of PERL could cause the Company to have to assume responsibility for support and development of that software.

GOVERNMENTAL REGULATIONS

     The Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative

<PAGE 6> and regulatory environment relating to on-line services,
EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business; as could potential governmental actions outside of the United States. Management believes that the Company is in material compliance with all applicable regulations.

EMPLOYEES

     As of December 31, 1998, the Company had 42 employees. Approximately 13 are technical personnel engaged in maintaining or developing the Company's products or performing related services, approximately eight are marketing and sales personnel, approximately eight are involved in providing consulting services to customers, approximately six are engaged in customer support and operations, and approximately seven are involved in administration and finance. None of the Company's employees are represented by a union.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of December 31, 1998, are as follows:

NAME                           AGE   POSITION

Steven L. Vanechanos, Jr.(1)   44    Chairman of the Board, Chief
                                     Executive Officer

James D. Conners               59    President and Chief
                                     Operating Officer

Steve Vanechanos, Sr.(1)       68    Director, Treasurer and
                                     Secretary

Kenneth R. Konikowski          51    Director and Executive Vice
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

<PAGE 7> 1982, he received a Certificate in Data Processing from
The Institute for the Certification of Computer Professionals.

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

RECENT DEVELOPMENTS

Private Placement

     On August 7, 1998, the Company closed on the first round of a private placement to the Shaar Fund, Ltd. ("Shaar Fund"). The Shaar Fund purchased 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), together with 87,500 Common Stock Purchase Warrants with a term of three years and at an exercise price of $6.00 per share (the "Common Stock Purchase Warrants") for an aggregate price of $875,000. The Company received net proceeds of approximately $779,000.

     Then, on December 3, 1998, the Company closed on the second round of its private placement with the Shaar Fund. The Shaar Fund completed its purchase of 625 additional shares of Preferred Stock and an additional 50,000 Common Stock Purchase Warrants for an aggregate price of $500,000. The Company received net proceeds of approximately $455,000. <PAGE 8>

Merger of Subsidiaries

     Before September of 1998, the Company had a business structure that was composed of a parent company, DynamicWeb
Enterprises, Inc., and four subsidiaries. On September 30, 1998, we merged all of the subsidiaries into the parent company.

Acquisition of Design Crafting, Inc.

     On May 1, 1998, the Company purchased the outstanding stock of Design Crafting Inc., an information technology professional
services company.   That acquisition was financed through the
issuance of 102,500 shares of the Company's common stock. All of the shares issued in the transaction were restricted within the meaning of Rule 144 under the Securities Act of 1933 (the Act), and were not registered under the Act. In addition, the Company's shares will be subject to a restriction on sale for a period of two years from the Closing Date, pursuant to a lock up agreement.

Contribution Of Stock By Certain Shareholders

     On December 24, 1997, certain of the Company's existing shareholders, who in the aggregate held approximately 79% of the issued and outstanding Common Stock of the Company, contributed 40% of their Common Stock to the capital of the Company in exchange for Warrants to purchase an aggregate of 125,000 shares of Common Stock (the "Contribution of Stock"). The total number of shares contributed was 654,597 shares, representing approximately 32% of the then issued and outstanding Common Stock at the time of contribution. The effect of the Contribution of Stock transaction was to reduce the outstanding number of shares of Common Stock from 2,074,710 to 1,420,113.

Reverse Stock Split

     On January 9, 1998 the Company amended its Certificate of Incorporation (the "Amendment and Restatement") to, among other things, effect a 0.2608491-for-one reverse stock split of the Company's Common Stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, each share of Common Stock outstanding on January 9, 1998 was converted into 0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the Reverse Stock Split were entitled to receive cash in lieu thereof. Unless otherwise noted, all references to the Company's Common Stock contained in this Report give effect to the Reverse Stock Split.

                    INVESTMENT CONSIDERATIONS

     The following factors are important and relevant considerations in evaluating the business of the Company and a potential investment in the Company's securities.
  <PAGE 9>
Continuous Losses

     DynamicWeb has been engaged in the electronic commerce business since only March of 1996. We have lost money every quarter since that time. As of September 30, 1998, we had lost a total of $6,532,000. We cannot give assurances that we will soon make a profit or if we will ever make a profit. Among other things, we have to market and sell substantially more of our products and services and hire and keep good employees. We cannot give assurances that we will be successful in our efforts.

Auditors' Going Concern Considerations

     Our auditors' opinion on our financial statements as of September 30, 1998, calls attention to substantial doubts as to the ability of the Company to continue as a going concern.

Need for More Capital

     We raised approximately $3.2 million net of expenses when we sold our stock in a public offering in February 1998. As of August 1998, we had spent the money from the sale to run the company. We raised a net amount of $779,000 from the sale of the first portion of the Preferred Stock to the Shaar Fund in August, 1998. By December of 1998, we had used that money to run the Company. We raised an additional net amount of $455,000 in the sale of the second and final stage of the Preferred Stock in December of 1998. We anticipate that money will last until approximately March 1999.

     We believe we will need to raise a large amount of additional capital to survive and to become a profitable business. If we are not able to raise additional funding in a timely manner, we may have to scale back our operations or possibly cease operations. If we sell more common stock, the interests of existing investors in DynamicWeb may be diluted, meaning that their percentage ownership of the Company will be reduced.

Expected Operating Losses

     We expect to lose substantial amounts of money in the near future. We do expect that our sales will increase substantially in the near future. However, our expenses have been increasing substantially and will continue to do so, because we have hired more employees and need to spend more money to develop and market our products. We cannot give any assurances that the Company will ever be able to make a profit.

New Product Risk

     Electronic commerce products are new. At this time, there is limited use of electronic commerce products. As with any new product, its acceptance by customers is unpredictable. There are

<PAGE 10> many competitors trying to sell the same kind of
products as DynamicWeb. We may never sell enough products to make a profit.

     Companies have used other traditional means of doing business for many years. It is difficult to convince companies to adopt new technology. We need to convince a large number of industries that using electronic commerce means is the best way for them to conduct business.

Dependence on the Internet

     We have based our future on the development of the Internet.

The Internet is a way for a customer to use his or her computer to access a worldwide network of computers. The Internet allows a computer in one location to talk to or communicate with a computer at any location in the world through the network. The Internet has a number of problems that could affect our business.

Improvements are needed in protecting information sent through the Internet; we need increased reliability of the Internet and new, faster ways of transferring information are necessary for our products to become more attractive to customers. The Internet improvements are not under our control. We must depend on others to address these improvements.

     At this time, the costs of using the Internet are based on a monthly charge. For the monthly charge, a business can send one or one million transactions over the network and the cost of access does not change. We do not know if the favorable monthly charge system will continue or if future government regulations will drive up the cost of using the Internet.

     The Internet lacks a uniform, consistent way to keep company information sent via the Internet safe and secure. Until this problem is addressed, use of the Internet to conduct business is likely to develop more slowly.

Technology Changes

     Technological changes in the computer software industry happen rapidly. If we don't respond to those changes quickly and efficiently, we will not be a competitive company in the industry. We face a significant danger because we presently only have three products to sell and they all provide essentially one service.

Penny Stock

     Any stock which falls below $5.00 per share selling price in the public market is called a "Penny Stock." A Penny Stock is subject to certain rules issued by the Securities and Exchange Commission before an investor can purchase the shares. These rules are designed to protect investors from gambling on cheap stocks in hopes of picking the occasional big winner. When our stock falls below $5.00 and becomes a Penny Stock, it makes it
<PAGE 11> difficult for a broker or dealer to sell the stock to an investor because of the extra steps the broker/dealer must take before selling the stock. Although there are exceptions to the rules for certain institutional or high net worth individuals, usually, the broker\dealer must: (a) determine the suitability of the purchase for the particular investor; (b) provide a first time investor in Penny Stock with a document disclosing the risks of investing in this type of stock; and (c) have the purchase approved by a compliance officer of the brokerage firm. These rules have been enacted because of the history of the substantial risk of the loss of an investment in Penny Stocks. Because of the time required to comply with these requirements it could become difficult for you to sell an investment in DynamicWeb if our stock is subject to the "Penny Stock" rules. You may want to sell your shares of the Company at a time when you can show a profit, however by the time a sale of your shares is approved, the stock price may have declined to the point where you will have a loss on your investment. A sale of Penny Stock does not usually take place as quickly as that of a stock trading on a national stock exchange. Because of the difficulty in dealing in Penny Stocks, many broker\dealers are unwilling to participate in buying and selling our shares. Our stock has recently sold for over $5.00, however the price has often been quoted below $5.00 and has been subject to the additional "Penny Stock" rules.

Market for Shares

     Our common stock has not been traded actively and the investment community has not shown a great deal of interest in our shares. Simply, there have been relatively few buyers and sellers of our stock. We have recently agreed to have our shares marketed over the Internet. We had hoped that the additional public exposure about us and our products would increase the interest in our stock, but we have not seen a significant change in the number of shares being traded. Because we are not traded on a national exchange, the quotation for the price of our stock is difficult for an investor to obtain without professional help.

Our stock quote is generally not found in many daily newspaper quotations. All of these factors may make it difficult to sell your shares of DynamicWeb, since investors do not have easy access to information concerning our stock.

Competition

     The electronic commerce industry is intensely competitive and changes rapidly. There are many larger, more established companies such as Microsoft and IBM that sell electronic commerce packages. We are faced with significant competition from those companies that are already established in the industry. They have significantly more resources than we do. We expect competition to intensify in the industry.

Reliance on Other Software
  <PAGE 12>
     We use software that is licensed from other companies with our software products. The licensed software is an essential part of our products. We do not have exclusive rights to any of the essential software; it can be licensed to anyone, including our competitors. Any of the essential software could become unavailable or too expensive for us to use with our products. If any of the essential software licenses becomes unavailable, our products would have to be redesigned or new software obtained. There can be no assurance that is possible.

Reliance on PERL

     The Company's software is written using Practical Extraction and Reporting Language ("PERL"). This language is presently used to write software for use on the Internet. Because the Internet design and standards for use are not controlled by any certain organization or individual, the continued use of PERL for Internet programs is not guaranteed. If the programming language for the Internet were to change, we could incur substantial expenses in an attempt to continue to support and develop PERL.

Dependence on Distribution and Marketing Relationships

     We do not have a large number of sales and marketing employees. Consequently, our distribution channels are limited.
We need to achieve broad distribution of our products to generate sales for the Company. We must maintain and develop relationships with leading companies that market software products and electronic commerce services.

Dependence on Intellectual Property Rights

     We use software technology that was developed by us for use on the Internet. We have applied for a patent on the software, called NetCat, but have not yet been granted the patent. We may not get the patent or even if we do it may not sufficiently protect our rights in the technology. The patent would not provide protection outside of the United States. Even if the patent is granted, it may be challenged and we may have to spend a significant amount of money to defend the patent.

     Patent infringement litigation is common in the electronic commerce industry. We don't think we are infringing on any patents or other intellectual property rights. However, if we are accused of violating another company's intellectual property rights, we may have to spend significant amounts of money defending ourselves.

Risks Associated with Encryption Technology

      The security of sending and receiving financial data over the Internet is a major concern for our customers and for us. We provide encryption of the data exchanged using our products through the use of a third party encryption technology. With the rapid advances and changes in the encryption technology area, we
<PAGE 13> cannot guarantee that the system we use to protect customer data will not be compromised. If our system of protection and others like it in use on the Internet become compromised, it could materially affect our business. Convincing customers to use the Internet for financial transactions without being able to guarantee the privacy of their information would be extremely difficult.

Liability and Availability of Insurance

     We are responsible for the electronic exchange of many types of business documents using our products and systems. These documents include the operational documents of our customers such as orders, invoices, shipping and payment documents. If for any reason we were unable to provide our service, we could be liable to our customers for their loss of business. We carry insurance policies to try and protect us in the event that we are sued by any customer for loss of business due to our failure to provide contracted services. Although we believe that we have adequate policies in effect, there is no guarantee that they will be sufficient to cover all potential losses.

Business Fluctuations

     We are a new business venture. Most new business ventures experience fluctuations in revenue as they build their customer base and attempt to sell their new products in the marketplace. Without a large client base with a history of purchasing our services, we are unable to predict with any level of confidence the levels of revenue we will be able to generate over the near future. Our revenues could fluctuate over a wide range as we pursue establishing our business. This fluctuation may cause rapid changes in the price of our stock.

Key Personnel

     Our success will depend largely on retaining several of our key senior management and technical personnel. This includes our Chairman of the Board, Steven L. Vanechanos Jr., James D. Conners, President of the Company and Kenneth R. Konikowski, Executive Vice President of the Company. The Company requires key personnel sign a confidentiality and non-competition agreement as part of their employment but these do not protect us from the loss of their knowledge and expertise were they to leave the Company. We have key man life insurance in the amount of $3,000,000 on Steven L. Vanechanos, Jr.

Ability to Attract Qualified Personnel

     We feel our success in the future is highly dependent on attracting additional highly skilled, technical, professional services, management and sales and marketing personnel. The market for these types of professionals is highly competitive and more established companies are able to provide higher salaries and better benefits. The intensely competitive nature of the
<PAGE 14> market for skilled personnel is expected to continue indefinitely.

Management of Growth

     If the Company were to experience a period of rapid growth it would require significant changes in our current operating structure and environment to handle that change. We would need to change operations, hire more personnel, and improve numerous internal Company policies and systems to accommodate the change. There is no guarantee that the Company could successfully manage those changes without a negative effect on our revenues.

Ability to Issue Blank Check Preferred Stock: New Jersey Anti-
Takeover Provisions

     The Board of Directors has the authority to issue 5,000,000 shares of Preferred Stock without the approval of the Shareholders. The Board can also determine any dividend, conversion ratio or privilege pertaining to the Preferred Stock without Shareholder approval. We have already issued 1500 Preferred Shares to the Shaar Fund, Ltd. Although the issuance of Preferred Stock enables us to obtain additional revenue for use by the Company in our operations it potentially makes us less attractive and more difficult for a third party to acquire the Company. The acquisition of the Company might be a welcome event from the Company's viewpoint, the issuance of the Preferred Stock could greatly hinder that possibility. A potential acquirer of the Company may not be able to acquire a majority of the outstanding stock needed to acquire the Company because of the outstanding shares of Preferred Stock and the associated conversion rights.

     Additionally, New Jersey Law prevents the Company from engaging in a "business combination" with an "interested stockholder" for a period of five years after the date on which the person became an "interested stockholder." A person is considered an "interested stockholder" once they own over 10% of the Company's shares. The exception to this rule allows a "business combination" if the Board of Directors had approved the combination prior to the person becoming an "interested stockholder. The application of this rule could make it difficult for the Company to pursue what could be a positive "business combination."

     An additional hurdle to a potential positive acquisition of the business by a third party is created by the system of election of the Board of Directors. Our Company By-Laws (the rules under which we must operate) require that our Board of Directors be elected for staggered terms. This provision of our By-Laws would make it difficult for a third party to obtain control of the Company since they could only elect a portion of the Board members at the expiration of each term. This system of election of Directors reduces the likelihood of the Company being viewed as an attractive acquisition candidate. <PAGE 15>

Government Regulation and Legal Uncertainties

     Presently, we are not subject to direct regulation by any federal or state governmental agency, other than the rules that are applied to businesses in general. The general business rules apply to doing business over the Internet. If the Internet becomes more accepted as a means of doing business, it is possible that additional rules specific to doing business on the Internet could be issued by various agencies or governmental bodies. If the Internet becomes subject to additional rules and restrictions as to its use for businesses, it may have a dampening effect on the growth of the use of the Internet for electronic commerce.

Possible Volatility of Stock Price

     Our stock price is subject to the volatility inherent to a public company. Investors react to news of operating results, innovations in the industry and changes in general economic conditions. Stocks in the technology industry are particularly volatile in their reaction to these types of factors. There is always the possibility that our shareholders will blame us for taking some inappropriate action that causes the loss of their investment. In the past these types of situations have resulted in shareholder litigation. If this type of shareholder action were to happen, it would cost us significant amounts of money to litigate.

Substantial Options and Warrants Reserved

     We have an Employee Stock Option Plan. We can issue options to purchase a total of 334,764 shares of Common Stock to our employees and officers under this Plan. To date, we have issued 203,392 options. We also have a Stock Option Plan for Outside Directors and we may issue a total of 78,254 options under this Plan. We have granted 27,384 options to outside directors to date. We have granted warrants to existing shareholders to purchase 125,000 shares of the Company at $6.00 a share in return for a previous contribution of their Common Stock back to the Company. The Shaar Fund owns warrants for purchase of 137,500 shares of Common Stock at $6.00 a share in connection with a private placement of Preferred Stock. Finally, the Company has issued options to purchase 90,000 shares to certain persons in exchange for investor relations services provided to the Company.

The exercise of any or all of the Options and Warrants may further dilute the net tangible book value of your investment in the Company. Additionally, the holders of the options and warrants may exercise them at a time when the Company would have been able to sell the associated shares to someone else at a higher price.

ITEM 2.  PROPERTIES.

     The Company's corporate offices are located at 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey. It has
<PAGE 16> entered into two leases for approximately 5,400 square feet for its executive and administrative staff at an aggregate monthly rental of $6,600. The Company believes that such space will be sufficient for its needs for the foreseeable future and that alternative space is available at rental rates which would not materially adversely affect the Company.

     The Company sold its former offices (at 1033 Route 46 East, Clifton, New Jersey) on November 23, 1998, for a sale price of approximately $202,000. The Company received proceeds net of repayment of mortgage debt and expenses of sale of less than $1,000.

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

     The range of high and low bid quotations for the Company's Common Stock for the two most recently completed fiscal years and the current fiscal year to date were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited during the entire period presented, and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. These over-the-counter market quotations reflect interdealer prices without retail markup, markdown or commissions and do not necessarily represent actual transactions. All prices in the table below are adjusted on a pro forma basis (rounded to the nearest 1/8) to take into account the 0.2608491-for-one Reverse Stock Split whereby each share of Common Stock became 0.2608491 of a share as of January 9, 1998. See "ITEM 1. DESCRIPTION OF BUSINESS -- RECENT DEVELOPMENTS -- Reverse Stock Split." The prices in the table below are not adjusted to reflect the Contribution of Stock. See "ITEM 1. DESCRIPTION OF BUSINESS --
<PAGE 17> RECENT DEVELOPMENTS -- Contribution of Stock By Certain
Shareholders." If the prices were adjusted to reflect the reduction in the number of outstanding shares by 32% in the Contribution of Stock, the prices set forth below would increase by approximately 46%.

                                                     BID(1)
QUARTER ENDED                                     HIGH    LOW

December 31, 1996.............................. 14 3/8   11 1/2
March 31, 1997................................. 13       12
June 30, 1997.................................. 12 1/2    4 1/8
September 30, 1997.............................  6 3/4    3 7/8
December 31, 1997..............................  5 1/8    3 6/8
March 31, 1998.................................  5 3/16   5 15/32
June 30, 1998..................................  5 1/32   5 1/8
September 30, 1998.............................  2 1/2    2 19/32
December 31, 1998..............................  3 3/4    3 7/8
---------------
(1) All prices in the table have been adjusted on a pro forma basis to reflect the Reverse Stock Split. The above prices do not represent actual bid prices during the periods indicated.

     As of December 31, 1998, and after giving effect to the Contribution of Stock by certain of the Company's existing shareholders, there were 2,351,737 shares of the Company's Common
Stock outstanding, held by approximately 392 holders of record.
"RECENT DEVELOPMENTS -- Contribution of Stock By Certain
Shareholders."

     The Company did not declare or pay cash dividends on the Common Stock during 1997 or 1998. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

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

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Investment Considerations" as well as those discussed elsewhere in this Report.
  <PAGE 18>
     The financial statements included in this Report are consolidated for the Company and its four subsidiaries, DynamicWeb Transaction Systems, Inc. (DWTS) and Megascore, Inc. (Megascore), for all periods presented, Software Associates, Inc. (Software Associates) from the date of its acquisition on November 30, 1996, and Design Crafting, Inc. (Design) from the date of acquisition of Design on May 1, 1998.

     On September 30, 1998, each of DWTS, Megascore, Software
Associates, and Design was merged into the Company, and the Company continued their prior operations.

                 LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash of $290,000, total current assets of $587,000, working capital of $207,000, and an accumulated deficit of $6,532,000.

     The Company had a net loss of $2,954,000 and negative operating cash flow of $2,346,000 for the year ended
September 30, 1998. The Company funded that negative cash flow exclusively through its financing activities.

     The Company's financing activities during the 1998 fiscal year consisted of the following:

          - On February 6, 1998, the Company completed a public offering of 733,334 shares of its common stock at $6.00 per share. The Company received net proceeds of approximately
$3,179,000.

          - On August 7, 1998, the Company closed a private placement to the Shaar Fund, Ltd. ("Shaar Fund") of 875 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") together with 87,500 Common Stock Purchase Warrants with a term of three years and at an exercise price of $6.00 per share (the "Common Stock Purchase Warrants") for an aggregate price of $875,000. The Company received net proceeds of approximately $779,000.

     The Company used approximately $1,100,000 of those proceeds to repay certain bridge financing in February, 1998, and the balance of those net proceeds to fund operating deficits incurred by the Company during that period, including sales and marketing expense, product development, operations, and working capital.

     The capital resources available to the Company at September 30, 1998 consisted of approximately $290,000 in cash, plus an additional $455,000 net proceeds to be obtained from the Shaar Fund under the second round commitment of its private placement transaction. On December 3, 1998 the Shaar Fund completed its purchase of 625 additional shares of Preferred Stock and an additional 50,000 Common Stock Purchase Warrants.
  <PAGE 19>
     Management believes that those resources will be adequate to finance the Company's activities only until March of 1999. The Company is presently experiencing operating cash flow deficiencies of approximately $200,000 per month. It expects that its operating cash flow deficiency will continue during 1999.
The Company will need to obtain additional financing in order to remain in existence.

                      RESULTS OF OPERATIONS

THE YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE YEAR ENDED
SEPTEMBER 30, 1997

SUMMARY

     The following table summarizes the Results of Operations of the Company that are discussed below:

                      RESULT OF OPERATIONS
                     SELECTED FINANCIAL DATA

                                                            YEAR
ENDED                       YEAR ENDED

September 30,                    September 30,

1998             %               1997             %
Net Revenues:
  Transaction processing...............................
$523,000          44.1          $298,000           46.8
  Consulting services..................................
601,000          50.6           229,000           35.9
  Other - Systems......................................
63,000           5.3           110,000           17.3

  Total................................................
1,187,000         100.0           637,000          100.0

=========         ======          =======          ======
Cost of Revenues:
  Transaction processing...............................
262,000          22.1            70,000           11.0
  Consulting services..................................
427,000          36.0           139,000           21.8
  Other - Systems......................................
30,000           2.5            44,000            6.9

  Total................................................
719,000          60.6           253,000           39.7

Gross Profit...........................................
468,000          39.4           384,000           60.3

Expenses:
Marketing and Sales....................................
734,000          61.8           486,000           76.3
General and administrative.............................
1,925,000         162.2         1,369,000          214.9
Research and development...............................
412,000          34.7           235,000           36.9

  Total Expenses.......................................
3,071,000         158.7         2,090,000          328.1

Purchased research and development.....................
--0--           --0--          (714,000)        (112.0)

Interest expense.......................................
(374,000)        (31.5)         (770,000)        (120.9)
Interest income........................................
23,000           1.9             5,000            0.8
Net Loss before income taxes...........................
$(2,954,000)      (248.9%)       $(3,185,000)      (500.0%)

=========         ======          =========        ======

---------------
* Expense percentages are based upon a percentage of total net revenues.

     Net revenues increased by approximately $550,000, or approximately 86.3%, from $637,000 for the fiscal year ended September 30, 1997 ("fiscal 1997") to $1,187,000 for the fiscal
<PAGE 20> year ended September 30, 1998 ("fiscal 1998").
Approximately $238,000, or 43.3%, of the total increase is attributable to additional consulting revenue gained from Design Crafting, Inc., which the Company acquired on May 1, 1998. The rest of that increase in revenue was attributable to the Company's continuing efforts to market its EDI/Internet services and products, particularly its transaction processing service and its consulting services.

     Revenues for the Company's transaction processing services increased from approximately $298,000 for fiscal 1997 to approximately $523,000 for fiscal 1998, an increase of approximately $225,000, or 75.5%. This increase is largely attributable to an increase in sales of EDI/Internet products and services, including the addition of new transaction processing customers, as well as sales of EDI/Internet services related to the addition of new trading partners for current customers.

     Revenues for the Company's consulting services increased from approximately $229,000 for fiscal 1997 to approximately $601,000 for fiscal 1998, an increase of approximately $372,000, or 162.4%. This increase is attributable to the shift in the Company's core business from its system integration services to electronic commerce services and consulting services. Approximately $238,000 of the increase can be attributed to increased revenue realized upon the acquisition of Design Crafting, Inc.

     Other revenues from system sales decreased from approximately $110,000 for fiscal 1997 to approximately $63,000 for fiscal 1998, a decrease of approximately $47,000, or 42.7%. This decrease is attributable to the shift in the Company's core business, from its system integration services, particularly the sale of computer hardware and software, to electronic commerce services.

     Cost of transaction processing was approximately $262,000 for fiscal 1998, for a gross profit of approximately $261,000, or 49.9%. This compares to cost of transaction processing of approximately $70,000 for fiscal 1997, for a gross profit of approximately $228,000, or 76.5%. The increase in this cost, and corresponding decrease in profitability, is attributable to salaries related to new hires, rental of equipment and floor space for the Company's scaleable network infrastructure, and salary increases that took effect on March 1, 1998 and June 1, 1998.

     The cost of providing its consulting services was approximately $427,000 for fiscal 1998, for a gross profit of approximately $174,000, or 28.9%. This compares to the cost of providing its consulting services of approximately $139,000 for fiscal 1997, for a gross profit of approximately $90,000, or 39.3%. The increase in this cost, and corresponding decrease in gross profit percentage for the Company's consulting services, is attributable to the ongoing transition from services related to
<PAGE 21> systems integration to services related to EDI/Internet solutions, including a redeployment of personnel, salaries related to new hires, and the addition of consultants through the acquisition of Design Crafting, Inc. Increased costs are also attributable to salary increases that took effect on March 1, 1998 and June 1 1998.

     The cost of revenues for the Company's systems sales was approximately $30,000 for fiscal 1998, for a gross profit of approximately $33,000, or 52.4%, as compared to approximately $44,000, for a gross profit of approximately $66,000, or 60% for fiscal 1997. This decrease is attributable to the transition from sales of high margin computer products ancillary to system integration services.

     Marketing and sales expenses increased by approximately $248,000, or 51%, from approximately $486,000 for fiscal 1997 to approximately $734,000 in fiscal 1998. The increase is attributable to attendance at trade shows by more Company personnel, and an increase in advertising expenses and salaries related to new hires. A portion of the increase is also attributable to salary increases that took effect on March 1, 1998 and June 1, 1998.

     General and administration expenses increased by approximately $556,000, or 40.6%, from approximately $1,369,000 for fiscal 1997 to approximately $1,925,000 in fiscal 1998. The increase is attributable to the cost of new hires in the general and administrative functions of the Company, the cost of legal, financial and consulting services, the cost of administrative support for new hires in other departments, the cost of insurance coverage for the Company's directors, the addition of a senior executive, amortization of capitalized software development costs, and compensation expense for the 1997 Employee Stock Option Plan. A portion of the increase is also attributable to salary increases that took effect on March 1, 1998 and June 1, 1998.

     Research and development expenses increased by approximately
$177,000, or 75.3% from approximately $235,000 in fiscal 1997 to approximately $412,000 for fiscal 1998. The increase is attributable to salaries of new hires, and salary increases that took effect on March 1, 1998 and June 1, 1998.

     Interest expense decreased by approximately $396,000, or 51.4% from approximately $770,000 for fiscal 1997, to approximately $374,000 in fiscal 1998. The decrease is attributable to the fact that the Company repaid $1,100,000 in interim bridge financing in February, 1998, and eliminated the interest expense associated with that debt.

IMPACT OF INFLATION
  <PAGE 22>
     Although no assurance can be given, increases in the inflation rate are not expected to materially adversely affect the Company's business.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This standard, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will implement the interim and annual disclosures required under SFAS No. 131 during fiscal 1999.

YEAR 2000

General

          The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Accordingly, computer programs that perform date-related functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

          The Company has been and continues to assess and resolve Year 2000 issues associated with its product and services offerings, material internal systems, such as information technology ("IT") systems and non-IT systems, and material third-party relationships. The Company believes that this program will be completed prior to December 31, 1999.

Product and Services Offerings

          The Company is continuing to perform a Year 2000 assessment of its currently offered products and services. Because Year 2000 compliance is generally integrated into its normal product development activities, the Company has not incurred, and does not expect to incur, any significant incremental expenses in addressing the Year 2000 issue in its product or EC services offerings.

Internal Systems
  <PAGE 23>
          The Company intends to conduct a Year 2000 assessment of its material internal systems, both IT and non-IT, on a risk-priority basis. The Company plans to complete the assessment of its material internal systems by mid-1999 and, promptly upon discovery of any material, non-compliant equipment or systems, to begin remediation or adequate remediation assurances from third parties. The Company has not yet analyzed the potential costs to evaluate and remediate its internal systems. There can be no assurance that such costs will not be material, or that the remediation of the Company's material internal systems will be completed in a timely manner or that such remediated systems will function as anticipated. Interruption of normal business operations, including the Company's ability to effectively provide EC services to customers, in such events could have a material adverse effect on the Company's business, operating results and financial condition.

Third-Party Relationships

          The Company has not yet conducted a Year 2000 assessment of its material third party supplier relationships. The Company plans to complete an assessment of its material third-party relationships by mid-1999 and, promptly upon discovery of any material, non-compliant equipment or systems, to begin remediation or adequate remediation assurances from third parties. The Company has not yet analyzed the potential costs to evaluate and remediate issues concerning its third party relationships. There can be no assurance that such costs will not be material. Further, there can be no assurance that the Company will receive all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on government, utility and communications service providers to conduct normal business operations. There can be no assurance that such suppliers will not suffer business interruptions caused by a Year 2000 issue. Such interruptions could have a material adverse effect on the Company's business, operating results and financial condition.

Contingency Planning

          Except as described above, the Company has not established "contingency plans" to address potential consequences of the Year 2000 issue. However, the Company intends to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

FORWARD-LOOKING INFORMATION

          This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the
<PAGE 24> Company's management, as well as estimates and
assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed in "Investment Considerations" elsewhere in this Report, and uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly form those anticipated, believed, estimated, expected, intended or planned.

ITEM 7.   FINANCIAL STATEMENTS.

Board of Directors and Stockholders
DynamicWeb Enterprises, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheet of DynamicWeb Enterprises, Inc. and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  <PAGE 25>
In our opinion, the consolidated financial statements enumerated above present fairly in all material respects, the financial position of DynamicWeb Enterprises, Inc. and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred net losses and negative cash flows from operations for each of the years ended September 30, 1998 and 1997 and, although it has a positive stockholders' equity and working capital at September 30, 1998 and obtained additional proceeds from sale of preferred stock subsequent thereto, its resources may be depleted before it is able to market and derive significant revenues from its products and services. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

New York, New York
November 30, 1998

With respect to the last paragraph of Note H[7]
December 3, 1998

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
September 30, 1998

ASSETS
Current assets:
  Cash and cash equivalents
                               $ 290,000
  Accounts receivable, net of allowance for doubtful accounts of
$41,000                            271,000
  Prepaid and other current assets
                                  26,000

     Total current assets
                                 587,000

Property and equipment, net
                                 450,000
Patents and trademarks, net of accumulated amortization of
$11,000                                   31,000
Customer list, net of accumulated amortization of $37,000
                                  63,000
Software license agreements, net of accumulated amortization of
$27,000                             123,000
Cost in excess of fair value of net assets acquired, net of
accumulated amortization of $21,000     487,000
Other assets
                                   9,000


                              $1,750,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable
                             $   239,000
  Accrued expenses
                                 118,000
  Current maturities of long-term debt
                                   6,000
  Deferred revenue
                                  17,000

     Total current liabilities
                                 380,000

Long-term debt, less current maturities
                                 181,000


                                 561,000

Commitments, contingency and other matters (Notes K and L)

Stockholders' equity:
  Preferred stock - par value to be determined with each issue;
5,000,000 shares
    authorized:
      Series A - 6% cumulative, convertible preferred stock -
aggregate liquidation
        value $1,137,500; $.001 par value; 875 shares issued and
outstanding                       402,000
  Common stock - $.0001 par value; 50,000,000 shares authorized;
2,255,947 shares
    issued and outstanding

   Additional paid-in capital
                               7,408,000
   Unearned portion of compensatory stock options
                                 (89,000)
   Accumulated deficit
                              (6,532,000)

       Total stockholders' equity
                               1,189,000


                              $1,750,000

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations


        Year Ended September 30,

          1998            1997*
Revenues:
  Transaction processing
        $  523,000     $  298,000
  Consulting services
           601,000        229,000
  Other Systems
            63,000        110,000


         1,187,000        637,000

Cost of revenues:
  Transaction processing
           262,000         70,000
  Consulting services
           427,000        139,000
  Other Systems
            30,000         44,000


           719,000        253,000


           468,000        384,000

Expenses:
  Marketing and sales
           734,000        486,000
  General and administrative
         1,925,000      1,369,000
  Research and development
           412,000        235,000


         3,071,000      2,090,000

Operating loss
        (2,603,000)    (1,706,000)
Purchased research and development
                         (714,000)
Interest expense (including amortization of debt discount and deferred
  financing fees of $310,000 and $720,000
          (374,000)      (770,000)
Interest income
            23,000          5,000

Loss before income taxes
        (2,954,000)    (3,185,000)
Benefit for income taxes
                          (22,000)

Net loss
        (2,954,000)    (3,163,000)

Adjustment:
  Dividends on cumulative preferred stock, including $67,000 of imputed dividends
            (77,000)

Net loss attributed to common stockholders
        $(3,031,000)   $(3,163,000)

Net loss per common share - basic and diluted
        $     (1.56)   $     (2.28)

Weighted average number of shares outstanding - basic and diluted
          1,944,132      1,386,383


* reclassified to conform to current year's presentation

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(Capital Deficiency)

                             Series A
       Unearned
                            Convertible     Common Stock
Additional   Portion of
                          Preferred Stock Par Value $.0001
Paid-In    Compensatory   Accumulated    Treasury Stock
                          Shares   Amount Shares    Amount
Capital    Stock Options    Deficit    Shares     Amount    Total

Balance - October 1, 1996                  1,710,408       $
677,000                 $ (415,000)                     $
262,000
Sale of common stock                          65,212
250,000
250,000
Issuance of common stock
  to acquire subsidiary                      224,330
860,000
860,000
Contribution of common
  shares from officers/
  stockholders
400,000                              66,660 $(400,000)
0
Shares issuable with
  interim financings                          74,760
450,000                             (66,660)  400,000
850,000
Unearned portion of
  compensatory stock
  options
494,000  $(494,000)
0
Compensation expense for
  stock options
      290,000                                         290,000
Net loss
                    (3,163,000)                    (3,163,000)
Balance -
  September 30, 1997                       2,074,710
3,131,000   (204,000)      (3,578,000)      0        0
(651,000)
Contribution of common
  shares from officers/
  stockholders                              (654,597)
Proceeds from public
  offering (net of
  costs of $1,221,000)                       733,334
3,179,000
3,179,000
Shares issued and issuable
  to acquire subsidiary                      102,500
526,000
526,000
Compensation expense for
  stock options
      115,000                                         115,000
Proceeds from private
  placement of Series
  A preferred shares
  and warrants (net
  of costs of $96,000)    875    $335,000
444,000
779,000
Imputed dividend on
  Series A preferred
  stock                            67,000
(67,000)
0
Dividend accrued on
  Series A preferred
  stock
(10,000)
(10,000)
Options issued for
  investor relations
  services
205,000                                                   205,000
Net loss
                   (2,954,000)                     (2,954,000)
Balance -

  September 30, 1998      875    $402,000  2,255,947    -
$7,408,000  $ (89,000)   $(6,532,000)     0  $       0
$1,189,000

See notes to financial statements

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

              Year Ended September 30,

                 1998          1997
Cash flows from operating activities:
  Net loss
            $ (2,954,000)   $ (3,163,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization
                 115,000          47,000
    Amortization of compensatory stock options
                 115,000         290,000
    Purchased research and development
                                 714,000
    Deferred income taxes
                                 (21,000)
    Amortization of debt discount and deferred financing fees
                 310,000         720,000
    Options issued for investor relations services
                 205,000
    Changes in:
      Accounts receivable
                (124,000)         88,000
      Prepaid expenses and other current assets
                  (1,000)          2,000
      Accounts payable
                  57,000         144,000
      Accrued expenses
                 (71,000)         92,000
      Deferred revenue
                   2,000           4,000
        Net cash used in operating activities
              (2,346,000)     (1,083,000)

Cash flows from investing activities:
  Acquisition of property and equipment
                (207,000)        (79,000)
  Proceeds from sale of equipment
                                   2,000
  Acquisition of patents and trademarks
                 (11,000)         (3,000)
  Cash acquired upon acquisition of subsidiary
                                  15,000
  Acquisition of Software License Agreements
                (150,000)
  Acquisition of subsidiary, net of $3,000 of cash acquired
                 (22,000)
        Net cash used in investing activities
                (390,000)        (65,000)

Cash flows from financing activities:
  Payment of long-term debt
                  (7,000)        (11,000)
  Proceeds from issuance of common stock
               3,307,000         250,000
  Proceeds from loans - banks
                  73,000          15,000
  Payment of loans - banks
                 (97,000)         (1,000)
  Loans from officer/stockholder
                 115,000         199,000
  Payment of officer/stockholder loans
                (232,000)        (82,000)
  Proceeds from sale of units consisting of notes and common
stock                                1,100,000
  Payment of deferred registration costs
                                (128,000)
  Payment of deferred financing fees
                                (180,000)
  Proceeds from issuance of preferred stock and warrants
                 779,000
  Payment of subordinated notes payable
              (1,100,000)
        Net cash provided by financing activities
               2,838,000       1,162,000

Net increase in cash and cash equivalents
                 102,000          14,000
Cash and cash equivalents, beginning of year
                 188,000         174,000

Cash and cash equivalents, end of year
             $   290,000     $   188,000

Supplemental noncash investing and financing activities:
  On November 30, 1996, the Company acquired Software Associates,
Inc. in exchange
    for common stock (see Note D)
In connection with the August 27, 1997 interim financing, certain officers/
  stockholders contributed 66,660 shares of common stock to the Company valued at $400,000 (see Note H[4])
On December 23, 1997, certain stockholders contributed 654,597 shares of common stock to the Company in exchange for 125,000 warrants (see Note
H[5])
On May 1, 1998, the Company acquired Design Crafting, Inc. in exchange for common stock (see Note A)

Supplemental disclosure of cash flow information:
  Cash paid for interest during the year
             $    89,000     $    27,000

See notes to financial statements

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 1998

Note A - Basis of Presentation

The accompanying financial statements include the accounts of DynamicWeb Enterprises, Inc. and its wholly owned subsidiaries, Megascore, Inc., DynamicWeb Transactions Systems, Inc.,Design Crafting, Inc., and Software Associates, Inc. (collectively the "Company"). On September 30, 1998, the Company merged with its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $2,954,000 and $3,163,000 for the years ended September 30, 1998 and 1997, respectively and also incurred substantial negative cash flows from operations during such years. Accordingly, although the Company has a positive stockholders' equity and working capital at September 30, 1998 and obtained additional proceeds from sale of preferred shares subsequent thereto as described in Note H[7], the Company's resources may be depleted before the Company markets and derives significant revenues from its products and services. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability through the successful marketing of its products and services. The Company has raised additional equity through the issuance of preferred stock and warrants (Note H[7]) and is planning on raising additional equity. There is no assurance that the Company will obtain additional financing or that the Company's products and services will be commercially successful.

Note B - The Company

The Company is primarily in the business of providing services, including developing, marketing and supporting software products that enable business entities to engage in electronic commerce utilizing the Internet and traditional Electronic Data
Interchange ("EDI").

Note C - Summary of Significant Accounting Policies

[1]  Revenue recognition:

     The Company's revenues,which are derived primarily from services, include implementation fees, transaction fees and consulting fees. Implementation fees, which relate to the
     <PAGE 31> installation of software enabling use of EDI, are recognized upon completion of installation. Transaction fees, which are earned on a per transaction basis, are recognized when transactions are processed and consulting fees are recognized as services are performed. The Company also sells computer equipment and software and recognizes revenue upon shipment.

     In October 1997, the AICPA issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which the Company adopted, effective October 1, 1997. Such adoption had no effect on the Company's methods of recognizing revenue from its service and sales activities. Prior to fiscal 1998, the Company's revenue recognition policy was in accordance with SOP No. 91-1, "Software Revenue Recognition."

     Deferred revenue represents revenue billed in advance for consulting services.

[2]  Cash equivalents:

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

[3]  Depreciation:

     Property and equipment are recorded at cost. Depreciation is provided on an accelerated method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

[4]  Intangible assets:

     (a)  Cost in excess of fair value of net assets acquired:

          The cost in excess of the fair value of identifiable net assets acquired relates to the acquisition of Design Crafting, Inc. (see Note D) and is being amortized over ten years.

     (b)  Customer list:

          Customer list relates to the acquisition of Software
          Associates, Inc. (see Note D) and is being amortized over five years. <PAGE 32>

     (c)  Patents and trademarks:

          Costs to obtain patents and trademarks have been capitalized. The Company has submitted numerous applications which are currently pending. These costs are being amortized over five years.

     (d)  Software license agreements:

          Software license agreements acquired by the Company are being amortized over the periods of the license agreements which range from two to five years.

[5]  Impairment of long-lived assets:

     Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

[6]  Research and development:

     Development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalizes costs incurred in producing such computer software after technological feasibility of the software has been established.

[7]  Advertising and promotion costs:

     Advertising and promotion costs are expensed as incurred.
     Such costs amounted to approximately $260,000 and $219,000 for the years ended September 30, 1998 and 1997, respectively.

[8]  Income taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.
  <PAGE 33>
[9]  Loss per share of common stock:

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), for the year ended September 30, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In addition, contingently issuable shares are included in basic earnings per share when all necessary conditions have been satisfied. Diluted earnings per share is very similar to fully diluted earnings per share and gives effect to all dilutive potential common shares outstanding during the reporting periods.

     Net loss per share of common stock is based on the weighted average number of shares outstanding, including, prior to their issuance, shares which were issuable in connection with interim financings (see Notes H[3] and [4]) and after giving retroactive effect to (i) the reverse stock split effected in January 1998 (see Note H[1]) and (ii) the contribution of 654,597 common shares back to the Company in exchange for warrants in December 1997 (see Note H[5]). Contingent shares issuable in connection with the acquisition of Software Associates, Inc. (see Note D) are excluded from the weighted average shares outstanding. Net loss for 1998 has been increased by dividends accrued on cumulative convertible preferred stock, including imputed dividends attributable to a beneficial conversion feature and the value of warrants issued together with the preferred stock, to determine net loss per share of common stock (see Note H[7]).

[10] Use of estimates:

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

[11] Fair value of financial instruments:
  <PAGE 34>
     The Company considers the carrying amount of its financial assets and obligations, to approximate fair value due to the near-term due dates and variable interest rates.

[12] Stock-based compensation:

     The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). As such, compensation expense is recorded if the market price of the underlying stock on the date of grant exceeds the exercise price of the options. In addition, the Company provides pro forma disclosure of net loss and net loss per share as if the fair value method defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") had been applied.

[13] New accounting standard:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This standard, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will implement the interim and annual disclosures required under SFAS No. 131 during fiscal 1999.

Note D - Acquisitions

On November 30, 1996, the Company acquired all the outstanding stock of Software Associates, Inc. in exchange for 224,330 shares of common stock. Software Associates is a service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communication infrastructure through the use of EDI. The Company further agreed to issue up to 178,420 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $21.565 per share for the five trading days immediately prior to January 30, 2000. The acquisition agreement also required the Company to issue options
<PAGE 35> for the purchase of 6,521 shares of its common stock to employees of Software Associates, Inc., which were issued in August 1997. The acquisition, which was accounted for as a purchase, was recorded at a total cost of $885,000, including related expenses, of which $714,000 was allocated to purchased research and development which was charged to operations upon acquisition.

On May 1, 1998, the Company purchased all the outstanding stock of Design Crafting, Inc., a provider of electronic commerce consulting services, in exchange for 102,500 shares of common stock. The acquisition, which was accounted for as a purchase, was recorded at a total cost of $551,000, including related expenses, of which $508,000 was allocated to cost in excess of fair value of the identifiable net assets acquired.

The results of operations of the purchased businesses were included in the consolidated statements of operations from their respective dates of acquisition. Following are the Company's unaudited pro forma results for 1998 and 1997 assuming the acquisitions occurred on October 1, 1996. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisitions occurred on such date or of future results of operations.

                                             Pro Forma
                                             Year Ended
                                            September 30,
                                         1998            1997

Revenues                            $ 1,447,000     $ 1,227,000
Net loss                            $(2,934,000)    $(2,430,000)*
Net loss per common share
  - basic and diluted               $     (1.46)    $     (1.61)
Weighted average number
  of shares outstanding               2,003,354       1,511,376

* Excludes a charge of approximately $714,000 for purchased research and development appearing in the historical financial statements for the year ended September 30, 1997 in connection with the Software Associates, Inc.
     acquisition.

Note E - Property and Equipment

Property and equipment consists of the following as of September
30, 1998:


Estimated
<PAGE 36>

Useful

Life
Office facility condominium                         $157,000   20
years
Office equipment                                     104,000    5
years
Computer equipment (includes a
  capitalized lease of $10,000)                      178,000    5
years
Automobiles                                           16,000    5
years
Leasehold improvements                                38,000
Shorter of

life of

lease or

useful life

of asset
Capitalized software                                  72,000    3
years
                                                     565,000
Less accumulated depreciation and amortization      (157,000)

                                                     408,000
Land                                                  42,000

                                                    $450,000

Note F - Long-Term Debt

Long-term debt consists of the following as of September 30, 1998:

    Mortgage payable - due July 2019;
      payable in varying monthly installments
      at an interest rate of the lower of
      prime (8.25% at September 30, 1998)
      plus 2% or 14.25% (prepaid on November 23, 1998)*
$185,000
    Auto loan - due June 1999;
      payable in monthly installments of $334 and
      5.9% interest
 2,000

         Total indebtedness
187,000

    Less current maturities
 6,000

         Noncurrent portion
$181,000

     * Collateralized by an office facility condominium and land which was sold at a gain of approximately $56,000 on November 23, 1998.

Note G - Lines of Credit

The Company has two lines of credit aggregating $117,500 which are personally guaranteed by an officer of the Company and have interest rates of 2% and 4-3/4% above the bank's prime lending rate. There was no debt outstanding as of September 30, 1998.
<PAGE 37>

Note H - Stockholders' Equity and Interim Financing

[1] On March 7, 1997, the Board of Directors approved a reverse stock split for each share of common stock to be converted into .2608491 of a share and authorized 5,000,000 shares of preferred stock. On June 12, 1997, the stockholders approved such transactions which were completed on January 9, 1998. Cash of $332 was paid to the stockholders for fractional shares. The accompanying financial statements and footnotes give retroactive effect to the reverse stock split and accordingly, the number of shares and per share amounts are stated on a post-split basis.

[2] On November 21, 1996, the Company sold 65,212 shares of its common stock for $250,000.

[3] On April 30, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent received a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering. Deferred financing fees in this transaction were approximately $108,000. Each unit consists of a $25,000 subordinated promissory note bearing interest at 8% and 3,115 shares of the Company's common stock. The notes were repaid from the net proceeds of the Company's public offering in February 1998. The 3,115 shares of common stock in each unit, issued on November 6, 1997, aggregate to 74,760 shares of common stock.

     The common stock was valued at a fair value of $450,000 and $150,000 was allocated to the notes. Debt discount of $450,000 and deferred financing fees of $108,000 were amortized over the period to the expected completion date (October 31, 1997) of the Company's public offering of securities. The Company completed its public offering in February 1998. During the years ended September 30, 1998 and 1997, financing costs of $93,000 and $465,000, respectively, were charged to operations. The effective interest rate on the note was approximately 191%.

[4] On August 27, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 20 units for an aggregate amount of $500,000. The placement agent received a fee and nonaccountable expense allowance aggregating $65,000 or 13% of the private placement
     <PAGE 38> offering.  Deferred financing fees in this
     transaction were approximately $72,500. Each unit consists of a $25,000 subordinated promissory note bearing interest at 8% and 3,333 shares of the Company's common stock. In connection with this transaction, two officers of the Company contributed 66,660 shares of the Company's common stock valued at $400,000 back to the Company which then, on November 6, 1997, reissued such shares in the private placement. The notes were repaid from the net proceeds of the Company's public offering in February 1998.

     The common stock was valued at a fair value of $400,000 and $100,000 was allocated to the notes. Debt discount of $400,000 and deferred financing fees of $72,500 were amortized over the period to the expected completion date (October 31, 1997) of the Company's public offering of securities. The Company completed its public offering in February 1998. During the years ended September 30, 1998 and 1997, financing costs of $255,000 and $217,500, respectively, were charged to operations. The effective interest rate on the notes was approximately 525%.

[5] On December 23, 1997, in connection with a contemplated public offering, certain of the Company's existing stockholders contributed 654,597 shares of the Company's common stock back to the Company and received 125,000 warrants. The warrants, which expire on December 23, 2007, entitle the holder to purchase the Company's common stock at $6.00 per share. The contributed shares were canceled and retired. In addition, contingent shares issuable in connection with the acquisition of Software Associates, Inc. (see Note D) were reduced from 297,367 shares to 178,420 shares.

[6] On February 6, 1998, the Company completed a public offering of 733,334 shares of its common stock at $6.00 per share and received net proceeds of approximately $3,179,000.

[7] On August 7, 1998, the Company completed a private placement for net proceeds of approximately $779,000, which consisted of 875 shares of Series A 6% cumulative convertible preferred stock, par value $0.001 per share (the "Preferred Shares") together with 87,500 Common Stock Purchase Warrants which expire on August 7, 2001 and have an exercise price of $6.00 per share. The Preferred Shares have a liquidation preference of the stated face value of $875,000 plus 30% of the stated face value plus cumulative dividends. Dividends, which are payable in cash or common shares at the option of the Company, are due quarterly, commencing September 30,
     <PAGE 39> 1998, based upon the liquidation value.  The
     holder is eligible to convert 33 1/3% of the Preferred Shares to common stock after 60 days from the closing date increasing to 100% of the Preferred Shares after 120 days from the closing date. Each Preferred Share is convertible at the lesser of (i) $5.50 or (ii) 85% of the market price of the common stock, as defined (Market Price) within 180 days, 80% of the Market Price between 180 and 360 days and 78% of the Market Price after 360 days. The holder of Preferred Shares may not convert to the extent that the holder will be the beneficial owner of 5% or more of the outstanding common shares. The Company may redeem all the remaining outstanding Preferred Shares at 125% of the stated value together with all accrued and unpaid dividends thereon.

     Proceeds from the private placement were allocated to the warrants based on their estimated fair value and to the beneficial conversion feature of the Preferred Shares based on that feature's intrinsic value assuming the conversion terms most beneficial to the investor. Amounts allocated aggregating $444,000 were credited to additional paid-in capital and are being accounted for as imputed dividends to the preferred shareholders over a one year period from date of issuance. Imputed dividends accreted, which amounted to $67,000 through September 30, 1998, increases the carrying value of the Preferred Shares.

     On December 3, 1998, the Company completed a Private Placement for net proceeds of approximately $455,000 which consisted of 625 shares of Series A 6% cumulative convertible preferred stock having a stated value of $500,000 together with 50,000 common stock purchase warrants which expire on December 1, 2001 and have an exercise price of $6.00 per share. The shares are convertible into common stock. For purposes of conversion these preferred shares are deemed to have been outstanding as of August 7, 1998 and the buyer may convert at the lesser of (i) $5.50 or (ii) 80% of the Market Price between 180 and 360 days after August 7, 1998 and 78% of the Market Price after 360 days from such date. On December 3, 1998, 125 Preferred Shares were converted to 95,420 shares of common stock.

[8] The Company's outstanding warrants as of September 30, 1998 is as follows:

                                                  Exercise
Expiration
<PAGE 40>
        Description                     Shares      Price
Date
Warrants issued in connection with
  contribution of stock                 125,000     $6.00
December 23, 2007
Warrants issued with preferred stock     87,500     $6.00
August 7, 2001

Note I - Stock Option Plans

[1]  Director stock option plan:

     On April 28, 1997, the Board of Directors adopted a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to outside directors to purchase up to 78,254 shares of the Company's common stock. The Director Plan was approved by the stockholders on June 12, 1997. Pursuant to the Director Plan, each director is to be granted options to purchase 3,912 shares of the Company's common stock at each annual meeting of stockholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined, or the compensation committee waives the eleven-month continuous service requirement. During each of the years ended September 30, 1998 and 1997, 11,736 and 15,648 options, respectively, were granted to directors to purchase the Company's common stock pursuant to the Director Plan; such options, which were granted at prices equivalent to the market value of the common stock at dates of grant, are exercisable immediately and expire on October 31, 2008 and 2007, respectively.

[2]  Employee stock option plan:

     On March 7, 1997, the Board of Directors adopted the Company's 1997 employee stock option plan (the "Plan"), which was amended by the Board of Directors on April 29, 1997, under which incentive stock options and nonqualified stock options may be granted to purchase up to 334,764 shares of the Company's common stock. The Plan was approved by the stockholders on June 12, 1997. Incentive stock options are to be granted at a price not less than the market value of the common stock on the date of grant, or 110% of such market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee.
     <PAGE 41> On August 8, 1997, the Company granted 99,054
     nonqualified options to its employees, including 6,521 to employees of Software Associates, Inc., to purchase the Company's common stock. The options, which were granted at an exercise price below market value, expire on August 7, 2007. On September 11, 1997, the Company granted options to its President to purchase 104,338 shares of the Company's common stock at $3.83 per share which expire in ten years and vest over a three-year period. The market value of the stock at date of grant was $4.55 per share. The Company recorded $494,000 of unearned compensation relating to options granted to the President and other employees, of which $115,000 and $290,000 was charged to operations for the years ended September 30, 1998 and 1997, respectively, and $89,000 is to be charged to operations over the remaining vesting periods of the options.

[3]  Other options:

     In April 1998, the Company granted options to purchase 90,000 shares of common stock at $5.50 per share as compensation to individuals other than employees for investment relation services. The options are exercisable immediately and expire in April 2000. The estimated fair value of the options which amounted to $205,000 was charged to operations during fiscal 1998.

     A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                        1998                 1997

                                            Weighted
Weighted
                                            Average
Average
                                            Exercise
Exercise
                                   Shares     Price     Shares
Price
Balance outstanding -
  at beginning of year             219,040    $ 3.06          0

Granted                            101,736      5.35    219,040
$ 3.06

Balance outstanding -
  at end of year                   320,776    $ 3.78    219,040
$ 3.06

Exercisable -
  at end of year                   252,090    $ 3.86     77,723
$ 2.16

The following table summarizes information about stock options outstanding as of September 30, 1998:
  <PAGE 42>
                                    Weighted
                                     Average
                    Number of      Contractual      Number of
     Exercise        Options        Remaining         Options
      Price        Outstanding    Life (in Years)   Exercisable
     $ 6.23           9,388           8.9              9,388
       5.50          90,000           1.5             90,000
       4.55          15,648           9.0             15,648
       4.17          11,736           9.7             11,736
       3.83         104,338           8.9             45,649
       1.56          89,666           8.9             79,669

                    320,776                          252,090

As indicated in Note A[12], the Company elected to account for its stock based compensation plans under APB 25. Had compensation cost for stock option grants been determined based on the fair value at the grant dates for awards consistent with the method provided by SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below.

                                             Year Ended
                                            September 30,
                                        1998            1997
Net loss              As reported  $ (2,954,000)   $ (3,163,000)
                      Pro forma    $ (3,234,000)   $ (3,450,000)

Net loss per common
  share - basic and
  diluted             As reported  $   (1.56)      $    (2.28)
                      Pro forma    $   (1.66)      $    (2.49)

     The resulting pro forma effect on net loss and net loss per share disclosed above is not necessarily representative of the effects on reported operations for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The weighted average fair value of the options granted to employees during the years ended September 30, 1998 and 1997 is estimated at $3.33 and $3.06, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                           Year Ended
                                          September 30,
                                      1998             1997

Risk free interest rates              5.43%         6.08 - 6.34%
<PAGE 43>
Dividend yield                         0%                0%
Volatility                            70%               50%
Expected life of options (in years)   10              7 and 10

Note J - Income Taxes

The Company has a federal and state net operating loss carryforward of approximately $4,922,000 as of September 30, 1998 of which $1,850,000 expires through 2012, and $3,072,000 expires in 2018.

The Tax Reform Act of 1986 contains provisions which limits the net operating loss carryforwards available for use in any given year should certain events occur, including significant changes in ownership interests. The utilization of approximately $3,257,000 of the Company's net operating loss carryover is limited to approximately $446,000 per year as a result of the Company's public offering (see Note H[6]).

The tax effects of principal temporary differences and net operating loss carryforwards are as follows as of September 30, 1998:

    Asset:
      Federal and state operating loss carryforwards
$1,969,000
      Compensation expense - stock options
128,000
      Accounts receivable allowance
 16,000
      Accrual basis to cash basis adjustments
  5,000

2,118,000
    Valuation allowance
(2,118,000)

    Net deferred tax asset                                      $
      0

A valuation allowance has been provided for the deferred tax asset as the likelihood of realization of the future tax benefits cannot be determined. The increase in the valuation allowance during fiscal 1998 and 1997 was approximately $988,000 and $969,000, respectively.

The differences between the statutory federal income tax rate and the effective tax rate are as follows:

                                                September 30,
                                              1998         1997
    Tax benefit at statutory rate            (34.0)%      (34.0)%

<PAGE 44>
    Nondeductible items                         .4          8.0
    Increase in valuation allowance           33.6         25.3

    Effective tax rate benefit               $   0%        (0.7)%

Note K - Commitments and Other Matters

[1]  Leases:

     On October 1, 1996, the Company signed an operating lease for office space which expires in October 2001. In addition, a subsidiary occupies office space which is described in Note L[1]. The following are minimum annual rental payments under the leases:

           Year Ending
          September 30,

            1999                           $82,000
            2000                            84,000
            2001                            86,000
            2002                            52,000
            2003                            12,000

                                          $316,000

     Rent expense for the years ended September 30, 1998 and 1997 was $94,000 and $68,000, respectively.

[2]  Employment contracts:

     On August 26, 1997, the Company entered into a three-year employment contract with its President for an annual salary of $160,000. Upon expiration of the employment contract, the term shall be automatically renewed for one year unless either party gives written notice prior to ninety days before the expiration date.

     In connection with the acquisition of Software Associates, Inc., the Company entered into an employment contract with Software Associates, Inc.'s sole stockholder/president. The agreement expires on November 30, 2001 and provides for annual salary of approximately $136,000 with a discretionary bonus as determined by the Board of Directors.

     In connection with the acquisition of Design Crafting, Inc., the Company entered into a one-year employment contract with

     <PAGE 45> Design Crafting, Inc.'s former stockholder for an annual salary of $140,000 plus commission. The employment contract expires on April 30, 1999 and automatically renews each year unless either party gives written notice prior to the annual renewal date.

[3]  Concentration of credit risk:

     The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit.

     The Company routinely evaluates the credit worthiness of its customers to limit its concentration of credit risk with respect to its trade receivables.

[4]  Significant customers:

     The Company had one customer that accounted for 26% of net sales for the year ended September 30, 1998 and one customer that accounted for 18% of net sales for the year ended
     September 30, 1997.

Note L - Related Party Transactions

[1] Software Associates, Inc. leases its office space through December 31, 2002 from a partnership whose partners are the Executive Vice President of the Company and his wife. The lease provides for an annual increase in rent of three percent and requires the Company to pay condominium maintenance fees. Rent expense under the lease amounted to approximately $43,000 in 1998 and $35,000 in 1997. The partnership and Software Associates, Inc. are jointly liable on the mortgage on the property which had an outstanding balance of approximately $243,000 as of September 30, 1998. The debt is being paid by the partnership, and matures in August 2019. The Company is informed that the partnership's mortgage balance is current.

[2] In February and March 1997, the Company received a loan from its Chief Executive Officer ("CEO") of $50,000 which the Company repaid from the net proceeds of the private placement described in Note H[3]. During the year ended September 30, 1997, the Company received additional loans from its CEO and Vice President aggregating approximately $149,000 of which $32,000 was paid back to the CEO. During the year ended September 30, 1998, the Company received additional loans of $115,000 from its CEO. The entire loan
     <PAGE 46> balance was repaid from the net proceeds of the
     public offering disclosed in Note H[7].

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 24, 1997, the Issuer retained the services of Richard Eisner & Company, LLP as the Company's principal independent accountant and auditor ("Eisner"). Eisner's responsibilities include the audit of the Issuer's financial statements for the two fiscal years ending September 30, 1998.

     The circumstances of the retention of Eisner are discussed in the Company's Form 8-K as filed with the Commission dated
February 19, 1997, as amended by the Amendment to Form 8-K dated
March 12, 1997.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     The following table contains certain information with respect to the Board of Directors and the executive officers of the Company, as they existed on December 31, 1998:

NAME                               AGE    POSITION
Steven L. Vanechanos, Jr.(1)       44     Chairman of the Board
and Chief Executive
                                          Officer
James D. Conners                   59     President and Chief
Operating Officer
Steve Vanechanos, Sr.(1)           68     Director, Vice
President, Treasurer and
                                          Secretary
Kenneth R. Konikowski              51     Director and Executive
Vice President
F. Patrick Ahearn, Jr.(2)          50     Director
Denis Clark                        54     Director
Frank T. DiPalma(3)                52     Director
Robert Droste(2)(3)                44     Director
Robert J. Gailus                   49     Director

--------

(1)  Steve Vanechanos, Sr. is the father of Steven L.
     Vanechanos, Jr.

(2)  Member of the Audit Committee of the Board of Directors.
     The Audit Committee recommends an outside auditor for the year and reviews the financial statements and progress of the Company. This Committee was formed in 1997.

(3) Member of the Compensation Committee. The Compensation Committee meets on an as-needed basis between meetings of the Board of Directors to discuss compensation related matters. This Committee was formed in 1997.
  <PAGE 48>
     STEVEN L. VANECHANOS, Jr. became President and Chairman of the Board of Directors of the Company on March 26, 1996. On August 26, 1997, he assumed the office of Chief Executive Officer and Mr. Conners became the President. Mr. Vanechanos has been President of DynamicWeb Transaction Systems, Inc. ("DWTS"), a wholly-owned subsidiary of the Company, since its incorporation in October 1995. He also was a co-founder of Megascore, Inc. ("Megascore"), a wholly-owned subsidiary of the Company, in 1981 and has served as its President since April 1985. He has a Bachelor of Science Degree in Finance and Economics from Fairleigh Dickinson University, Rutherford, New Jersey Campus.
In 1981, he received a Certificate in Computer Programming and in 1982, he received a Certificate in Data Processing from The Institute for the Certification of Computer Professionals.

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

     DENIS CLARK became a Director of the Company on June 12, 1997. Mr. Clark has served as Vice President of Sterling Commerce, Inc. from 1993 to 1996 and was employed by IBM
<PAGE 49> Corporation as a Director of Consulting from 1991 to
1992 and as a Director of Software Marketing from 1989 to 1991.

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

     ROBERT J. GAILUS became a Director of the Company on November 25, 1998. He graduated from Columbia College with a Bachelor of Arts in American Studies, and from Columbia University Graduate School of Business with a Masters of Business Administration. During the past five years, Mr. Gailus has been the founder and principal of Software Technology Venture Partners, New York, New York, a technology venture capital firm.

     Pursuant to the Company's Amended and Restated Certificate of Incorporation, the Board of Directors is divided into three classes which shall be as nearly equal in number as possible.
The Directors in each class will hold office following their initial appointment to office for terms of one year, two years and three years, respectively and, upon reelection, will serve for terms of three years thereafter. Each Director will serve until his or her successor is elected and qualified. Presently, Directors Ahearn, DiPalma and Clark are Class I Directors to hold office until the annual shareholder election of Directors in 2001; Directors Konikowski, Vanechanos, Sr. and Gailus are Class II Directors to hold office until the annual shareholder election of Directors in 1999; and Directors Droste and Vanechanos, Jr., are Class III Directors to hold office until the annual shareholder election of Directors in 2000.

     Pursuant to the Company's Amended and Restated Certificate of Incorporation, a Director may be removed by shareholders only upon the affirmative vote of at least a majority of the votes which all shareholders would be entitled to cast. The Board of Directors shall have the exclusive power to fill any vacancy occurring in the Board of Directors, including a vacancy created
<PAGE 50> by an increase in the number of Directors, by a
majority vote of the Directors then in office. Any Director so elected shall serve until the next annual meeting of shareholders.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

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

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that, during the fiscal year ended September 30, 1998, its officers, directors, and greater than ten-percent beneficial owners complied with applicable
Section 16(a) filing requirements, except that (i) F. Patrick Ahearn, Jr, Frank DiPalma, Robert Droste and Denis Clark each inadvertently failed to file a Form 5 to report stock options for 3,912 of common stock received under the 1997 Stock Option Plan for Outside Directors; (ii) Steven Vanechanos Jr. and Steve Vanechanos Sr. each inadvertently failed to file a Form 5 to report their contribution of 33,330 shares of common stock of the Company in connection with an August, 1997 financing transaction,
(iii) James Conners inadvertently failed to file a Form 3 when he became an officer of the Company, and a Form 5 to report stock options for 104,388 of common stock he received from the Company, and (iv) Kenneth Konikowski, Steven Vanechanos, Jr. and
Steven Vanechanos, Sr. each inadvertently failed to file a Form 5 to report their contribution of shares of common stock to the Company in December, 1997 (89,732 for Mr. Konikowski, 184,135 for Mr. Vanechanos, Jr. and 182,191 for Mr. Vanechanos, Sr.).

ITEM 10.  EXECUTIVE COMPENSATION.

General

Summary Compensation Table

     The following table sets forth the compensation paid to Steven L. Vanechanos, Jr., the Corporation's Chief Executive Officer and the other individuals indicated. (Mr.
Vanechanos, Jr. also served as President from March 26, 1996 to August 26, 1997, when he continued in the role of Chief Executive Officer, and James Conners became President.) Jonathan B. Lassers served as the Company's President and Chief Executive Officer from May 1995 until March 26, 1996.

         <PAGE 51>
                      Summary Compensation Table

     Name and                                          All Other
      Stock Option
Principal Position            Year       Salary
Compensation          Awards

Steven L. Vanechanos, Jr.     1998       $ 88,451        $
6,150(1)             0
Chief Executive Officer       1997       $ 61,980        $
4,750(2)             0
                              1996(3)    $ 58,762(4)     $
11,400(5)            0

James Conners                 1998(6)    $173,333        $
53,405(7)        45,648(8)
President

Kenneth R. Konikowski         1998       $173,333
$10,935(9)             0
Executive Vice President      1997       $101,700        $
5,265(10)            0
                              1996       $108,000(11)
$10,800(12)            0

Douglas Eadie                 1998(13)   $180,539(14)    $
3,500(15)            0
Vice President

Jonathan B. Lassers           1996(16)   $      0(17)    $
0(17)            0
Former President and
  Chief Executive Officer


---------------

(1) Consists of lease payments totaling $4,750 and insurance premiums of $1,400 made by the Corporation for an automobile used by Mr. Vanechanos, Jr.

(2) Consists of lease payments totaling $4,750 made by the Corporation for an automobile used by Mr. Vanechanos, Jr.

(3) Mr. Vanechanos, Jr. commenced his employment with the Corporation on March 26, 1996, the date upon which Seahawk
     Oil International, Inc. acquired DynamicWeb Transaction
     Systems, Inc. and changed its name to DynamicWeb
     Enterprises, Inc. Prior to such time, he had been President of DynamicWeb Transaction Systems, Inc.

(4) This amount includes salary paid by Megascore during the year ended September 30, 1996. Megascore was acquired by the Corporation on September 30, 1996.

(5) Consists of lease payments totaling $4,300 made by the Corporation for an automobile used by Mr. Vanechanos, Jr., and travel and entertainment expenses of approximately $7,100 paid by the Corporation. Mr. Vanechanos, Jr. did not receive any long-term compensation.

(6) Mr. Conners commenced his employment with the Company on August 26, 1997.

(7) Consists of lease payments totaling $3,240 and auto insurance payments totaling $1,400 made by the Company for an automobile used by Mr. Conners; payment of rent of
     <PAGE 52> $14,400 for an apartment in New Jersey for his
     use; and payment of $34,365 for airfare and other transportation expenses for travel between New Jersey and Mr. Conners' Ohio residence.

(8) On August 25, 1998, options to purchase 45,648 shares of common stock at an exercise price of $3.83 per share vested to Mr. Conners, pursuant to his employment agreement. That exercise price was above the fair market value of the common stock on that date.

(9) Consists of lease payments totaling $7,020 for an automobile used by Mr. Konikowski; payments totaling $2,870 for a disability insurance policy provided to Mr. Konikowski; and payments totaling $1,045 for a life insurance policy provided to Mr. Konikowski.

(10) Consists of lease payments made by the Corporation for an automobile used by Mr. Konikowski.

(11) Mr. Konikowski commenced his employment with the Company on November 30, 1996, the date upon which the Company acquired Software Associates, Inc. Prior to that time, he had been president of Software Associates, Inc. This amount consists of salary paid during the year ended September 30, 1996, by Software Associates, Inc.

(12) Consists of lease payments of $7,200 made by Software
     Associates, Inc. for an automobile used by Mr. Konikowski, and reimbursement of $3,600 of automobile insurance premiums for coverage of that automobile.

(13) Mr. Eadie commenced his employment with the Company on May 1, 1998, when the Company acquired Design Crafting,
     Inc., of which Mr. Eadie was the principal. Mr. Eadie is not an executive officer of the Company.

(14) This amount consists of salary paid by Design Crafting, Inc.
     from October 1, 1997 to April 30, 1998, and salary paid by the Company from May 1, 1998 to September 30, 1998.

(15) Consists of $3,500 in payments made to reimburse Mr. Eadie for automobile expense.

(16) Mr. Lassers terminated his employment with the Corporation on March 26, 1996, the date upon which Seahawk Oil
     International, Inc. acquired DynamicWeb Transaction Systems,
     Inc. and changed its name to DynamicWeb Enterprises, Inc.

(17) Based upon present management's review of documents and financial statements filed with the Securities and Exchange
     Commission relating to that period.

Stock Options
  <PAGE 53>
     Except for the vesting of options to purchase 45,648 shares of common stock to Mr. Conners, none of the executive officers of the Corporation or any of its subsidiaries named in the Summary Compensation Table above received or exercised stock options, stock appreciation rights or other stock awards from the Corporation during the two fiscal years ended September 30, 1998.

             Options/SAR Grants in Last Fiscal Year

                        Individual Grants

_________________________________________________________________
___________________________________________
          (a)                  (b)                  (c)
      (d)                  (e)
                            Number of
                            Securities       Percent of Total
                            Underlying         Options/SARs
                             Options/           Granted to
                               SARs            Employees in
Exercise or Base       Expiration
         Name              Granted (#)          Fiscal Year
  Price ($/Sh)            Date
_________________________________________________________________
___________________________________________
James D. Conners,            45,648                 45%
     $3.83           August 25, 2008
  President

Employment Agreements

     On December 1, 1996, Kenneth R. Konikowski, Executive Vice President of the Corporation, entered into an Employment Agreement with the Corporation (the "Konikowski Agreement"). Under the terms of the Konikowski Agreement, Mr. Konikowski serves as Executive Vice President and a member of the Corporation's Board of Directors and is entitled to an annual salary of $135,600. The Konikowski Agreement provides that this amount may be increased based on annual performance reviews pursuant to the Corporation's policies and practices.
Mr. Konikowski is also eligible to be paid an annual bonus based on the Corporation's to-be-established incentive bonus plan.
Mr. Konikowski also receives certain employee benefits, including $500,000 of life insurance, disability and health insurance, vacation days, and use of an automobile. He is also eligible to participate in the Corporations's 1997 Employee Stock Option Plan.

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

     On August 26, 1997, the Company hired James D. Conners as President, and the Company and Mr. Conners entered into an Employment Agreement (the "Conners Agreement"). The Conners
<PAGE 54> Agreement provides that he shall serve as President of the Company for a term of 3 years, with automatic renewal unless either party gives timely notice of its intent not to renew. The Conners Agreement provides for a base salary of $160,000, and obligates the Company to grant options to purchase 104,338 shares of the Company's Common Stock during his employment period for a price of $3.83 per share, 45,648 of such shares to vest at August 25, 1998, 32,606 to vest at August 25, 1999, and the remaining 26,084 to vest at August 25, 2000. On September 11, 1997, Mr. Conners was granted 104,338 options under the 1997 Employee Plan. Further, Mr. Conners is entitled to a $1,000 per month housing allowance and a $500 per month leased automobile allowance. He is eligible to participate in the 1997 Employee Plan and the Company's other employee benefit plans as may be implemented from time to time.

     The Conners Agreement provides that if Mr. Conners employment is terminated other than for "Cause" as defined therein, Mr. Conners is entitled to receive his base salary, incentive compensation and options for the balance of his employment period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of December 31, 1998, for
(i) each person who owns of record or is known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each of the Company's current Directors, (iii) each executive officer named in the Summary Compensation Table set forth above under "MANAGEMENT," and (iv) all current directors and executive officers of the Company as a group, such person's name and address, the number of shares of Common Stock beneficially owned by such person, and the percentage of the outstanding Common Stock so owned. Unless otherwise indicated in a footnote, each of the following persons holds sole voting and investment power over the shares listed as beneficially owned.


                                                   AMOUNT AND
NATURE
                                                   OF BENEFICIAL
    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER
OWNERSHIP(1)(2)       CLASS(3)
Steven L. Vanechanos, Jr.......................        276,203
      11.14%
92 Clarken Drive
West Orange, New Jersey 07052

Steven Vanechanos, Sr..........................        273,288
      11.03%
96 Union Avenue
Rutherford, New Jersey 07082

Kenneth R. Konikowski(4).......................        134,598
       5.43%
36 Pinebrook Road
Towaco, New Jersey 07082

James D. Conners...............................         70,648(6)
       2.85%
<PAGE 55>
5506 Carnoustie Court
Dublin, Ohio 43017

F. Patrick Ahearn, Jr..........................          9,979(7)
       0.40%
107 Maple Street
Rutherford, New Jersey 07070

Frank T. DiPalma...............................
14,609(7)(8)      0.59%
179 Claremont Road
Ridgewood, New Jersey 07450

Robert Droste..................................          9,979(7)
       0.40%
24 Summit Road
Clifton, New Jersey 07012

Denis Clark....................................          7,824(7)
       0.32%
8417 Greenside Drive
Dublin, Ohio 43017

Robert J. Gailus...............................         25,000
       1.01%
50 Riverside Drive
New York, New York  10024

All directors and executive officers as a group
(9 in number)..................................        822,128
      33.17%

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

(3) Percentages based upon a total of 2,478,681 shares, consisting of (a) 2,351,737 shares outstanding on December 31, 1998, plus (b) an additional 31,296 shares issuable within 60 days hereof to the outside directors Mssrs. Ahearn, DiPalma, Droste, and Clark under the 1997 Director Plan (See Footnote (7) below), plus (c) an additional 70,648 shares issuable to Mr. Conners within 60 days of the date of this Report (See Footnote (6) below),
     <PAGE 56> plus (d) an additional 25,000 shares issuable to
     Mr. Gailus within 60 days of the date of this Report (See Footnote (9) below).

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

(6) On September 11, 1997, Mr. Conners was granted options to purchase 104,338 shares under the 1997 Employee Plan, and on December 10, 1998, Mr. Conners was granted an additional 50,000 options under the 1997 Employee Plan. 70,648 of those options are exercisable within 60 days of this Report.

(7) Includes options to purchase 3,912 shares granted in 1998 under the 1997 Director Plan.

(8) All of such shares are held jointly by Mr. DiPalma and his spouse.

(9) Consists of options to purchase 25,000 shares granted on November 25, 1998 for financial consulting services, all of which are exercisable within 60 days of the date of this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF SOFTWARE ASSOCIATES

     On November 30, 1996, pursuant to a Stock Purchase Agreement dated such date among the Company, Software Associates and Kenneth R. Konikowski, the sole shareholder of Software
Associates (the "SA Agreement"), the Company exchanged 224,330 shares with Mr. Konikowski of the Company's Common Stock for all of the issued and outstanding capital stock of Software
Associates.

     Pursuant to the SA Agreement, Kenneth R. Konikowski was named Executive Vice President and a director of the Company and his Employment Agreement was executed. Pursuant to the SA Agreement, as amended by letter agreements dated April 17, 1997, November 20, 1997, and December 15, 1997 between the Company and Mr. Konikowski, the Company is obligated to issue to Mr. Konikowski up to 178,420 additional shares of its Common Stock in the event the average closing bid price of the Common Stock does not equal $21.565 per share for the five trading days immediately prior to January 30, 2000. If any such additional shares are issued, the ownership interest of all other holders of Common Stock will be diluted in favor of Mr. Konikowski.
<PAGE 57>

OFFICE LEASE

     The Company leases a portion of its office facility from the Mask Group, a partnership in which Kenneth R. Konikowski, the Executive Vice President of the Company and a director, and his wife are partners. The annual rent under such lease is approximately $40,000, subject to fixed annual increases of 3%, plus the payment of condominium maintenance fees. The lease expires on December 31, 2002. The Company believes that the rent charged by the Mask Group approximates fair market rents in the area and is no less favorable to the Company than would have been obtained from an unaffiliated third party for similar office space. The Company is jointly obligated with the Mask Group on approximately $243,000 of indebtedness (as of September 30, 1998) to a third party lender to the Mask Group relating to a mortgage loan on those premises. The Mask Group is making the payments on that loan, and has informed the Company that the loan is current.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          The Exhibits required in response to this item are as follows:

Exhibit No.    Description

  3.1.10       Amendment to the Certificate of Incorporation of
               DynamicWeb Enterprises, Inc. dated August 6, 1998,
               as filed with the State of New Jersey on August 7,
               1998

 10.1 Release and Severance Agreement dated February 12, 1993 between Seahawk Capital Corporation and Robert S. Friedenberg (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

 10.2          Agreement dated February 24, 1995 between the
               Registrant and Jonathan B. Lassers as to the purchase of common stock (incorporated by
               <PAGE 58> reference to Exhibit 10.1 to
               Registrant's Current Report on Form 8-K dated as of May 8, 1995).

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

 10.10 Stock Purchase Agreement dated November 30, 1996 among the Registrant, Software Associates, Inc. and Kenneth R. Konikowski (incorporated by
               <PAGE 59> reference to Exhibit 2 to the
               Registrant's Current Report on Form -K dated
               November 30, 1996).

 10.11         Amendment to Stock Purchase Agreement dated
               April 7, 1997 between the Registrant and
               Kenneth R. Konikowski (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-KSB for the year ended September 30,
               1996).

 10.12 Lock-Up Agreement dated November 30, 1996 among the Registrant, Steve L. Vanechanos, Jr. and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-KSB for the year ended September 30,
               1996).

 10.13 Employment Agreement dated December 1, 1996 between the Registrant and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.13 filed with Registrant's Report on Form 10.KSB for the year ended September 30, 1996).

 10.14         Employment Agreement dated May 1, 1998 between the
               Registrant and Douglas Eadie.

 10.15 DynamicWeb Enterprises, Inc. 1997 Employee Stock Option Plan (incorporated by reference to Annex B to the Registrant's Information Statement filed May 15, 1997, pursuant to Section 14(c) of the Securities Exchange Act of 1934).

 10.16         DynamicWeb Enterprises, Inc. 1997 Stock Option
               Plan for Outside Directors (incorporated by reference to Annex C to the Registrant's
               Information Statement filed May 15, 1997, pursuant to Section 14(c) of the Securities Exchange Act of
               1934).

 10.17         Lease Agreement dated November 1, 1996 between
               Beauty and Barber Institute, Inc. and DynamicWeb
               Transaction Systems, Inc. (incorporated by reference to Exhibit 10.16 filed with Registrant's
               Report on Form 10-KSB for the year ended
               September 30, 1996).

 10.18 Lease Agreement dated November 1, 1994 between Software Associates, Inc. and The Mask Group (incorporated by reference to Exhibit 10.17 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

 10.19         Amendment No. 1 to Lease Agreement between
               Software Associates, Inc. and The Mask Group
               <PAGE 60> (incorporated be reference to Exhibit 3
               to the Registrant's Form 8-K dated September 9,
               1997).

 10.20 Employment Agreement dated August 26, 1997 between the Registrant and James D. Conners (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated September 9, 1997).

 10.21 Form of financial Consulting Agreement between the Registrant and H.J. Meyers & Co., Inc.
               (incorporated by reference to Exhibit 10.20 to Registrant's SB-2 filed September 15, 1997).

 10.22 Form of Mergers and Acquisition Agreement between the Registrant and H.J. Meyers & Co., Inc.
               (incorporated by reference to Exhibit 10.21 to Registrant's SB-2 filed September 15, 1997).

 10.23 Letter of amendment dated November 20, 1997 amending Stock Purchase Agreement dated April 7,
               1997 between the Registrant and Kenneth R.
               Konikowski (incorporated by reference to
               Exhibit 10.22 to Registrant's SB-2 filed
               September 15, 1997).

 10.24 Letter of Amendment dated December 15, 1997 amending Stock Purchase Agreement dated April 7,
               1997 between the Registrant and Kenneth R.
               Konikowski (incorporated by reference to
               Exhibit 10.23 to Registrant's SB-2 filed
               September 15, 1997).

 10.25 Form of Warrant and Warrant Agreement with certain shareholders of Registrant (incorporated by reference to Exhibit 10.24 to Registrant's SB-2 filed September 15, 1997).

 10.26 Securities Purchase Agreement dated August 7, 1998 between DynamicWeb Enterprises, Inc. and Shaar
               Fund Ltd. (incorporated by reference to
               Exhibit 10.26 of Registrant's Registration
               Statement No. 333-67439 on Form S-2, as amended).

 10.27 Registration Rights Agreement dated August 7, 1998 between DynamicWeb Enterprises, Inc. and Shaar
               Fund Ltd. (incorporated by reference to
               Exhibit 10.27 of Registrant's Registration
               Statement No. 333-67439 on Form S-2, as amended).

 10.28 Service Agreement and Option Grant with Perry & Co. dated April 2, 1998 (incorporated by reference to Exhibit 10.28 of Registrant's Registration Statement No. 333-67439 on Form S-2, as amended).
  <PAGE 61>
 10.29 Letter Agreement dated December 3, 1998 between DynamicWeb Enterprises, Inc. and Shaar Fund Ltd. (incorporated by reference to Exhibit 10.29 of Registrant's Registration Statement No. 333-67439 on Form S-2, as amended)

 16.1          Letter on change in certifying account (R. Andrew
               Gately & Co.) (incorporated by reference to
               Exhibit 16.1 to Registrant's Current Report on
               Form 8-K dated February 19, 1997.

 16.2          Letter on change in certifying accountant
               (Allen G. Roth, P.A.) (incorporated by reference to Exhibit 16.2 to the Registrant's Current Report on Form 8-K dated February 19, 1997, as amended by amendment dated March 12, 1997).

 21.1          Subsidiaries of the Registrant.*

 27.0          Financial Data Schedule.*

*    Filed herewith.

                           Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 1999              DYNAMICWEB ENTERPRISES, INC.

                              By   /s/ Steve L. Vanechanos, Jr.
                                   ----------------------------
                                    Steve L. Vanechanos, Jr.,
                                    Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Vanechanos, Jr.  President and     January 12, 1999
-----------------------------  Chief Executive
                               Officer, Director

/s/ Steve Vanechanos, Sr.      Treasurer, Chief  January 12, 1999
-----------------------------  Financial
                               Officer, and
                               Chief Accounting
                               Officer, Director

/s/ Frank T. DiPalma           Director          January 12, 1999
-----------------------------

/s/ F. Patrick Ahearn          Director          January 12, 1999
-----------------------------

/s/ Kenneth R. Konikowski      Director          January 12, 1999
-----------------------------

/s/ Robert J. Gailus           Director          January 12, 1999
-----------------------------

                          EXHIBIT INDEX


Exhibit No.    Description

  3.1.10       Amendment to the Certificate of Incorporation of
               DynamicWeb Enterprises, Inc. dated August 6, 1998,
               as filed with the State of New Jersey on August 7,
               1998

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

 10.7          Amendment to Stock Purchase Agreement dated
               May 14, 1996 between the Registrant and DWTS
               (incorporated by reference to Exhibit 10.14(A) to
               <PAGE 64> Registrant's annual Report on Form 10-
               KSB for the year ended December 31, 1995).

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

 10.10 Stock Purchase Agreement dated November 30, 1996 among the Registrant, Software Associates, Inc.
               and Kenneth R. Konikowski (incorporated by reference to Exhibit 2 to the Registrant's Current
               Report on Form -K dated November 30, 1996).

 10.11         Amendment to Stock Purchase Agreement dated
               April 7, 1997 between the Registrant and
               Kenneth R. Konikowski (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-KSB for the year ended September 30,
               1996).

 10.12 Lock-Up Agreement dated November 30, 1996 among the Registrant, Steve L. Vanechanos, Jr. and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-KSB for the year ended September 30,
               1996).

 10.13 Employment Agreement dated December 1, 1996 between the Registrant and Kenneth R. Konikowski (incorporated by reference to Exhibit 10.13 filed with Registrant's Report on Form 10.KSB for the year ended September 30, 1996).

 10.14         Employment Agreement dated May 1, 1998 between the
               Registrant and Douglas Eadie.

 10.15 DynamicWeb Enterprises, Inc. 1997 Employee Stock Option Plan (incorporated by reference to Annex B to the Registrant's Information Statement filed May 15, 1997, pursuant to Section 14(c) of the Securities Exchange Act of 1934).

 10.16         DynamicWeb Enterprises, Inc. 1997 Stock Option
               Plan for Outside Directors (incorporated by reference to Annex C to the Registrant's
               Information Statement filed May 15, 1997, pursuant

               <PAGE 65> to Section 14(c) of the Securities
               Exchange Act of 1934).

 10.17         Lease Agreement dated November 1, 1996 between
               Beauty and Barber Institute, Inc. and DynamicWeb
               Transaction Systems, Inc. (incorporated by reference to Exhibit 10.16 filed with Registrant's
               Report on Form 10-KSB for the year ended
               September 30, 1996).

 10.18 Lease Agreement dated November 1, 1994 between Software Associates, Inc. and The Mask Group (incorporated by reference to Exhibit 10.17 filed with Registrant's Report on Form 10-KSB for the year ended September 30, 1996).

 10.19 Amendment No. 1 to Lease Agreement between Software Associates, Inc. and The Mask Group (incorporated be reference to Exhibit 3 to the Registrant's Form 8-K dated September 9, 1997).

 10.20 Employment Agreement dated August 26, 1997 between the Registrant and James D. Conners (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated September 9, 1997).

 10.21 Form of financial Consulting Agreement between the Registrant and H.J. Meyers & Co., Inc.
               (incorporated by reference to Exhibit 10.20 to Registrant's SB-2 filed September 15, 1997).

 10.22 Form of Mergers and Acquisition Agreement between the Registrant and H.J. Meyers & Co., Inc.
               (incorporated by reference to Exhibit 10.21 to Registrant's SB-2 filed September 15, 1997).

 10.23 Letter of amendment dated November 20, 1997 amending Stock Purchase Agreement dated April 7,
               1997 between the Registrant and Kenneth R.
               Konikowski (incorporated by reference to
               Exhibit 10.22 to Registrant's SB-2 filed
               September 15, 1997).

 10.24 Letter of Amendment dated December 15, 1997 amending Stock Purchase Agreement dated April 7,
               1997 between the Registrant and Kenneth R.
               Konikowski (incorporated by reference to
               Exhibit 10.23 to Registrant's SB-2 filed
               September 15, 1997).

 10.25 Form of Warrant and Warrant Agreement with certain shareholders of Registrant (incorporated by reference to Exhibit 10.24 to Registrant's SB-2 filed September 15, 1997).
  <PAGE 66>
 10.26 Securities Purchase Agreement dated August 7, 1998 between DynamicWeb Enterprises, Inc. and Shaar Fund Ltd. (incorporated by reference to Exhibit 10.26 of Registrant's Registration Statement No. 333-67439 on Form S-2, as amended).

 10.27 Registration Rights Agreement dated August 7, 1998 between DynamicWeb Enterprises, Inc. and Shaar
               Fund Ltd. (incorporated by reference to
               Exhibit 10.27 of Registrant's Registration
               Statement No. 333-67439 on Form S-2, as amended).

 10.28 Service Agreement and Option Grant with Perry & Co. dated April 2, 1998 (incorporated by reference to Exhibit 10.28 of Registrant's Registration Statement No. 333-67439 on Form S-2, as amended).

 10.29 Letter Agreement dated December 3, 1998 between DynamicWeb Enterprises, Inc. and Shaar Fund Ltd. (incorporated by reference to Exhibit 10.29 of Registrant's Registration Statement No. 333-67439 on Form S-2, as amended)

 16.1          Letter on change in certifying account (R. Andrew
               Gately & Co.) (incorporated by reference to
               Exhibit 16.1 to Registrant's Current Report on
               Form 8-K dated February 19, 1997.

 16.2          Letter on change in certifying accountant
               (Allen G. Roth, P.A.) (incorporated by reference to Exhibit 16.2 to the Registrant's Current Report on Form 8-K dated February 19, 1997, as amended by amendment dated March 12, 1997).

 21.1          Subsidiaries of the Registrant.*

 27.0          Financial Data Schedule.*

*    Filed herewith.

<PAGE 67>