Form 10QSB
period 1998-12-31
DYNAMICWEB ENTERPRISES INC
filed 1999-02-16
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                 _______________________________



                           FORM 10-QSB


           Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

          For quarterly period ended December 31, 1998

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


                          (973) 244-3100
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO  [   ]

As of December 31, 1998, there were 2,351,737 shares of common stock, $0.001 par value, of the registrant outstanding.

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

     Condensed Consolidated Balance Sheets as at
          December 31, 1998 (unaudited) and
          September 30, 1998.

     Condensed Consolidated Statements of Operations for the three months ended
          December 31, 1998 and 1997 (unaudited).

     Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 (unaudited).

     Notes to Condensed Financial Statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                    December 31,    September 30,
                                        1998            1998
                                    (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents             $320,000         $290,000
Accounts receivable, less allowance
  for doubtful accounts $48,000 and
  $41,000                              342,000          271,000
Prepaid expenses and other current
  assets                                48,000           26,000


     Total current assets              710,000          587,000

Property and equipment, less
  accumulated depreciation of
  $173,000 and $157,000                324,000          450,000
Patents and trademarks, less
  accumulated amortization of
  $14,000 and $11,000                   33,000           31,000
Software development costs less
  accumulated amortization of
  $38,000 and $27,000                  115,000          123,000
Customer list, less accumulated
  amortization of $42,000 and
  $37,000                               58,000           63,000
Cost in excess of fair value of
of net assets acquired net of
of accumulated amortization of
$34,000 and $21,000                    474,000          487,000
Other Assets                             9,000            9,000

     Total Assets                    1,723,000        1,750,000
                                     =========        =========

LIABILITIES

Current liabilities:
Accounts payable                       489,000          239,000
Accrued expenses                       144,000          118,000
Current maturities of long-term debt     4,000            6,000
Deferred revenue                       108,000           17,000


Total current liabilities              745,000          380,000
Long-term debt, less current
  maturities                                            181,000

     Total liabilities                 745,000          561,000

STOCKHOLDERS EQUITY
Preferred stock - par value
to be determined with each issue;
5,000,000 shares authorized:
Series A - 6% cumulative, convertible
preferred stock - aggregate liquidation
value $1,787,500 and $1,137,500,
respectively; $.001 par value;
1375 and 875 shares issued and
outstanding, respectively              563,000          402,000
Common stock - $.0001 par value;
50,000,000 shares authorized;
2,351,737 and 2,255,947 shares
issued and outstanding, respectively
Additional paid-in capital           7,785,000        7,408,000
Unearned portion of compensatory
  stock options                       (180,000)         (89,000)
Accumulated deficit                 (7,190,000)      (6,532,000)

     Total stockholder's equity
                                       978,000        1,189,000

     Total liabilities and stock-
     holders equity
                                     1,723,000        1,750,000
                                     =========        =========

The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (unaudited)

                                          THREE MONTHS ENDED
                                             December 31,
                                          1998          1997
Net sales:
  Transaction/Subscription processing
    revenues                            $141,000      $ 95,000
  Consulting services                    342,000        55,000
  Network Development Revenues            57,000        17,000
  Total                                  540,000       167,000

Cost of sales:
  Transaction/Subscription processing
    revenues                             117,000        63,000
  Consulting services                    200,000        29,000
  Network Development Revenues            66,000        14,000
  Total                                  383,000       106,000

  Gross profit                           157,000        61,000

Expenses:
  Marketing and sales                    349,000       142,000
  General and administrative             387,000       318,000
  Research and development                95,000        62,000
  Total                                  831,000       522,000

Operating (loss)                        (674,000)     (461,000)

Interest expense (including $310,000,
  amortization of deferred financing
 fee and debt discount for 1997)                      (344,000)
Interest income                            1,000
Other Income Sale of Real Estate          15,000

Net (loss)
                                        (658,000)     (805,000)

Adjustment:
  Dividends on cumulative preferred
  stock, including $144,000 of
 imputed dividends                      (164,000)

Net loss attributed to common
 stockholders                           (822,000)    (805,000)

Net loss per common share - basic
 and diluted                            $   (.36)    $   (.43)

Weighted average number of shares
 outstanding - basic and diluted        2,286,025      1,875,485


The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                          THREE MONTHS ENDED
                                             December 31,
                                          1998          1997

Cash flows from operating activities:
  Net (loss)                            (658,000)     (805,000)

Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:

  Gain on sale of office condo           (15,000)
  Depreciation and amortization           47,000        17,000
  Stock options issued for compensa-
    tion                                  52,000        29,000
  Amortization of deferred financing
    fee and debt discount                              310,000

Changes in operating assets and
  liabilities:

  (Increase) decrease in accounts
    receivable                           (71,000)       18,000
  (Increase) decrease in prepaid
    expenses and other current assets    (22,000)        2,000
  Increase in accounts payable           250,000       129,000
  Increase in accrued expenses             3,000        67,000
  Increase in deferred revenue            91,000         2,000

Net cash (used in) operating
  activities:                           (323,000)     (231,000)

Cash flows from investing activities:
  Acquisition of property and equipment  (14,000)       (4,000)
  Acquisition of patents and trademarks   (2,000)       (5,000)
  Proceeds from sale of property net of
  selling expense                        189,000
  Increase in capitalized software
    development costs                    (48,000)      (48,000)

Net cash provided by (used in)
  investing activities:                  125,000       (57,000)

Cash flows from financing activities:

  Payment of long-term debt             (187,000)       (2,000)
  Proceeds from loan-bank                               73,000
  Payment of loan - banks                               (1,000)

  Proceeds from loan - officer                           90,000
  Refund of deferred registration costs                   4,000
  Proceeds from issuance of preferred
    stock and warrants                   415,000

Net cash provided by
  financing activities                   228,000       164,000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        30,000      (124,000)

Cash and cash equivalents - beginning
  of period                              290,000       188,000

CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                 320,000        64,000
                                         =======       =======

The accompanying notes are an integral part of these financial statements.

          DYNAMICWEB ENTERPRISES, INC. and SUBSIDIARIES

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

(NOTE A) --  Basis of Presentation and the Company:

     Basis of presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

     The balance sheet at September 30, 1998 has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

     The Company:

     The Company is involved in the business of electronic commerce. The term electronic commerce is a shorthand expression for how businesses use computers to electronically send and receive business documents. Primarily, the Company provides electronic commerce services, including computer equipment and software for customers who want to engage in electronic commerce. We function as the customer's data service center in support of their electronic commerce transactions. Second, the Company provides consulting services in the area of electronic commerce.

[1]  Loss per share of common stock:

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

     The Company adopted statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, if the effect will be antidilutive.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's business included in the Company's Form 10-KSB for the year ended September 30, 1998. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

     This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Form 10-KSB for the year ended September 30, 1998.

Liquidity and Capital Resources

     As of December 31, 1998, the Company had cash and cash equivalents of approximately $320,000 and total current assets of approximately $710,000.

     The Company had a net loss of approximately $658,000 for the three months ended December 31, 1998 and negative operating cash flow of $323,000.

     The Company's negative cash flow for the three months was funded primarily by proceeds from a private placement transaction with the Shaar Fund, Ltd. ("Shaar Fund"). On August 7, 1998, the Company closed on the first tranche of that private placement.
It issued to the Shaar Fund 875 shares of Series A 6% Convertible Preferred Stock and 87,500 Common Stock Purchase Warrants for an aggregate price of $875,000. It received net proceeds of approximately $779,000. On December 3, 1998, the Company closed on the second tranche of that private placement. It issued to the Shaar Fund 625 shares of the Series A 6% Convertible Preferred Stock and 50,000 Common Stock Purchase Warrants for an aggregate price of $500,000. It received net proceeds of approximately $455,000.

     Management believes that the above resources will be adequate to finance the Company's activities only until March 1999. The Company is presently experiencing operating cash flow deficiencies of approximately $200,000 per month. Management expects that the Company's operating cash flow deficiency will continue during 1999. Therefore, the Company will require substantial additional financing during the 1999 calendar year to continue its operations. There is no assurance that the Company will receive the required additional financing.

Results of Operations

     The Company had revenues of approximately $540,000 for the quarter ended December 31, 1998, compared to approximately $167,000 during the quarter ended December 31, 1997 for an increase of $373,000 or 223%. Revenue classifications include Consulting Services, Network Development Revenues, and Transaction/Subscription Processing Revenues. Previously, the Company classified revenues as Transaction Processing, Consulting Services, or Other. Accordingly, some revenues have been reclassified from where they were previously reflected which is reflected in the following analysis.

     Consulting Services revenues represent fees from contract computer programming. Revenues for the quarter ended
December 31, 1998 were approximately $342,000 an increase of $287,000 or 522% from the $55,000 earned for the quarter ended December 31, 1997. Approximately, $79,000 or 144% of the increase is attributable to Design Crafting, Inc., which was acquired on May 1, 1998. The remaining increase of approximately $208,000 resulted from additional customers coupled with an increase in the average amount billed per programmer.

     Network Development revenues primarily relate to the development of EDI maps and to the custom development of EDIxchange, or EDIxchangeBuy and EDIxchangeSell (extranets) from which the Transaction/Subscription Processing revenues are derived. Revenues for the quarter ended December 31, 1998 were approximately $57,000 an increase of $40,000 or 235% from the $17,000 earned for the quarter ended December 31, 1997. This increase is attributable to maps developed for customers using the Company's EDIxchange Suite of Services.

     Transaction/subscription processing revenues include the initial subscription fees, as well as monthly transaction fees. Revenues for the quarter ended December 31, 1998 were approximately $141,000 an increase of $46,000 or 48% from the $95,000 earned for the quarter ended December 31, 1997. The increase from the prior period is primarily attributable to both the initial subscription fees from customers who use the EDIxchange Suite of Services, as well as the subsequent monthly transaction fees.

     Overall, Cost of Sales increased to approximately $383,000 from approximately $106,000 in the preceding year's quarter, an increase of approximately $277,000 or 261%. A portion of the increase in Cost of Sales for both groups is attributable to salary increases that took effect in the second and third quarters of fiscal 1998. The aggregate salary increased consists of the salary expense of the addition of three new employees and normal course of business pay raises for all other employees. In order to remain competitive, the Company has committed to compensating its employees at prevailing market rates. In addition, certain amounts previously recorded as operating expenses in the quarter ending December 31, 1997 have been reclassified as Cost of Sales.

     Cost of Consulting Services were approximately $200,000 for the three months ended December 31, 1998 compared to approximately $29,000 for the prior year's quarter resulting in gross margins of 41.5% and 47.3% for the quarter ending
December 31, 1998 and December 31, 1997 respectively. The gross margin decrease is primarily attributable to the higher compensation noted above.

     Costs of Network Development revenues were approximately $66,000 for the three months ended December 31, 1998 compared to approximately $14,000 for the prior year's quarter resulting in gross margins of (15.7%) and 17.6% for the quarter ending December 31, 1998 and December 31, 1997 respectively. The gross margin is primarily attributable to the development of additional staff and the higher compensation noted above. The Company incurred the higher expenses for the conversion effort to convert existing maps to comply with revised Year 2000 compliant EDI Transaction sets.

     Transaction/subscription processing costs were approximately $117,000 for the three months ended December 31, 1998 compared to approximately $63,000 for the prior year's quarter resulting in gross margins of 17% and 33.7% for the quarter ending
December 31, 1998 and December 31, 1997 respectively. The gross margin decrease from fiscal 1998's is primarily attributable to a major upgrade of the company's Network Infrastructure resulting in higher fixed costs. The installation of additional equipment increased the system's salability and reliability that is needed for continued revenue growth.

     Quarterly marketing and sales expenses increased by approximately $207,000 from approximately $142,000 for the three months ending December 31, 1997 to approximately $349,000 in the first quarter of fiscal 1999. The increase is attributable to attendance at trade shows by more Company personnel, an increase in advertising expenses and the addition of two telemarketing employees. A portion of the increase is also attributable to salary increases that took effect on June 1, 1998.

     General and administration expenses increased by approximately $69,000 from approximately $318,000 for the three months ending December 31, 1997 to approximately $387,000 for the period ending December 31, 1998. The increase is attributable to salary increases that took effect in the second and third quarters of fiscal 1998, as well as the addition of an administrative person to support the new hires in other departments and compensation expense for options issued to consultants.

     Research and development expenses increased by approximately $33,000 for the quarter, from approximately $62,000 for the three months ending December 31, 1997 to approximately $95,000 for the corresponding period in fiscal 1999. The increase is attributable to expanded development of existing services, and ongoing development of new services such as EDIxchangeConnect, EDIxchangeEnabler, EDIxchangeASN as well as the salary increases noted above. The amounts referred to in the above analysis are net of the reclassifications among the operating expense categories and cost of sales discussed earlier.

     As a result of the public offering in March of 1998, the company repaid its outstanding borrowings, thereby eliminating interest expense. Accordingly, Interest Income reflects earnings on the company's cash and cash equivalents. Additionally, in November 1998 the Company sold property that was previously used by its Consulting Services group. The gain reflected in the accompanying financial statements is net of all transaction related costs. The employees are now located at the company's headquarters.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

     (a) Private Placement. On December 3, 1998, the Company issued 625 shares of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock") together with 50,000 Common Stock Warrants (the "Warrants"), to the Shaar Fund, Ltd., an institutional investor, in a private placement. The total offering price was $500,000, and the Company received net proceeds of approximately $455,000. This private placement transaction did not involve an underwriter, although the Malachi Group, Inc. and Zazoff Associates, L.L.C. acted as placement agents and received fees of $24,000 and common stock purchase warrants as compensation in connection therewith.

          This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder. The purchaser represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

          The terms of exercise and conversion are as follows:
The Warrants have a term of three years and an exercise price of $6.00 per share. The Series A Preferred Stock has a conversion value of $1,000 per share. That conversion value is credited towards the purchase of shares of common stock at an agreed-upon purchase or conversion price. The applicable purchase or conversion price is a discount to the "market price" of the common stock at the time of conversion. For these purposes, the "market price" is the average of the lowest 3 days closing bid prices of the common stock for the 20 trading days immediately preceding the conversion.

     Therefore, the higher the market price of DynamicWeb common stock at the time of conversion, the fewer number of shares will be acquired; and the lower the market price of DynamicWeb common stock at the time of conversion, the greater number of shares will be acquired. Except for the conversion price falling to one cent per share, there is no ceiling on the maximum number of shares that the Shaar Fund might acquire upon conversion of the Series A Preferred Stock.

     The applicable purchase or conversion prices are as follows:

          (1) For preferred stock converted up to 180 days after purchase, the lesser of $5.50 per share or 85% of the market price of DynamicWeb common stock.

          (2) For preferred stock converted between 180-360 days after purchase, 80% of the market price of DynamicWeb common stock.

          (3) For preferred stock converted 360 days or more after purchase, 78% of the market price of DynamicWeb common stock.

     The Shaar Fund may elect when to convert the Series A preferred stock, except that all the remaining shares will be converted automatically on August 7, 2000.

     (b) Conversion of Preferred Stock. Also on December 3, 1998, the Shaar Fund converted 125 shares of the Series A 6% Convertible Preferred Stock into 95,420 shares of common stock. This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder. The purchaser represented its intention to acquire the underlying common stock for investment only and not with a view to the distribution thereof. Required legends are affixed to the common stock issued in such transaction.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Securities
          Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8 -K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

The Company filed Form 8-K/A No. 1 on November 11, 1998 to report a change in accounting method for the acquisition of Design
Crafting, Inc., and to provide restated financial information.

                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DynamicWeb Enterprises, Inc.
                                   (Registrant)

February 16, 1998             By:/s/Steven L. Vanechanos, Jr.
                                   Steven L. Vanechanos, Jr.
                                   Chief Executive Officer