Form 10QSB
period 1999-03-31
DYNAMICWEB ENTERPRISES INC
filed 1999-05-17
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549


                                     _______________________________



                                               FORM 10-QSB


                               Quarterly Report under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                                For quarterly period ended March 31, 1999

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


                                              (973) 276-3100
                          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]     NO  [   ]

As of May 14, 1999, there were 2,587,844 shares of Common Stock,
$0.0001 par value, of the registrant outstanding.

                                                 PART I

                                          FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

        Condensed Consolidated Balance Sheets as at March 31, 1999 (unaudited) and September 30, 1998.

        Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 1999 and 1998
(unaudited).

        Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 1999 and 1998 (unaudited).

        Notes to Condensed Financial Statements

                                      DYNAMICWEB ENTERPRISES, INC.

                                         CONDENSED CONSOLIDATED
                                             BALANCE SHEETS

                                                   March 31,                            September 30,
                                                     1999                                  1998
                                                  (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                          $   208,000   $   290,000
Accounts receivable, less allowance for
    doubtful accounts $53,000 and $41,000              567,000       271,000
Prepaid expenses and other current assets               40,000        26,000

      Total Current Assets                             815,000       587,000

Property and equipment, less accumulated
  depreciation of $161,000 and $157,000                354,000       450,000
Patents and trademarks, less accumulated
  amortization of $19,000 and $11,000                   31,000        31,000
Customer list, less accumulated amortization
  of $47,000 and $37,000                                53,000        63,000
Software development cost, less accumulated
  amortization of $51,000 and $27,000                  103,000       123,000
Cost in excess of fair value of net assets
  acquired net of accumulated amortization
  of $47,000 and $21,000                               461,000       487,000
Other assets                                             9,000         9,000

      Total Assets                                 $ 1,826,000    $1,750,000

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                 $   575,000    $  239,000
  Accrued expenses                                     339,000       118,000
  Current maturities of long-term debt                 101,000         6,000
  Deferred revenue                                     208,000        17,000

      Total current liabilities                      1,223,000       380,000

Long term debt, less current liabilities                             181,000
      Total liabilities                              1,223,000       561,000

STOCKHOLDERS EQUITY
Preferred Stock- par value to be determined with Each issue; 5,000,000 shares authorized:

  Series A - 6% cumulative, convertible preferred
  Stock - aggregate liquidation value
  $1,787,500 and $1,137,500, respectively; $.001
  par value; 1375 and 875 shares issued and
  outstanding, respectively                                      775,000       402,000

  Series B - 6% cumulative convertible Preferred
  Stock - aggregate liquidation value $650,000
  and $0, respectively; $.001 par value; 500
  and 0 shares issued and outstanding,
  respectively                                         158,000

  <PAGE 2>
Common stock, $.0001 par value, 50,000,000
  shares authorized; 2,351,737 and 2,255,947
  shares issued and outstanding respectively
Additional paid-in capital                           7,629,000     7,408,000
Unearned portion of compensatory stock options        (147,000)      (89,000)
Accumulated deficit                                 (7,812,000)   (6,532,000)

      Total Stockholders Equity                        603,000     1,189,000

Total liabilities and stockholders equity         $  1,826,000    $1,750,000

        The accompanying notes are an integral part of these financial statements.

                                      DYNAMICWEB ENTERPRISES, INC.

                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)

                                             Three Months Ended          Six Months Ended
                                                 March 31,                 March 31,
                                            1999          1998*          1999         1998*
Net sales:
   Transaction/Subscription
   processing                            $  205,000    $   97,000     $  345,000       192,000
   Consulting services                      355,000        84,000        697,000       139,000
   Network Development                      142,000        22,000        199,000        39,000
   Total                                    702,000       203,000      1,241,000       370,000

Cost of sales:
   Transaction/Subscription
     processing                             142,000        66,000        260,000        129,000
   Consulting services                      216,000        39,000        416,000         68,000
   Network development                       74,000        15,000        140,000         29,000
   Total                                    432,000       120,000        816,000        226,000

   Gross profit                             270,000        83,000        425,000        144,000

Expenses:
   Marketing and selling                    372,000       190,000        721,000        332,000
   General and administrative               425,000       337,000        812,000        656,000
   Research and development                  97,000       129,000        192,000        190,000
   Total                                    894,000       656,000      1,725,000      1,178,000

   Operating loss                          (624,000)     (573,000)    (1,300,000)    (1,034,000)


   Interest expense (including
     $310,500 of amortization of
     deferred financing fees and debt
     discount for 1998)                                   (19,000)                     (364,000)
   Interest income                            2,000        11,000           3,000        12,000
   Other income sale of real estate                                        15,000


Net loss                                   (622,000)     (581,000)     (1,282,000)   (1,386,000)

Adjustment:
  Dividends on cumulative referred
    stock, including imputed dividends
    of $414,000 for the three months
    ended March 31,1999 and $558,000
    for six months ended March 31,1999      (450,000)                     (614,000)

Net loss attributed to common
  stockholders                          $(1,072,000)    $ (581,000)    $(1,894,000)  $(1,386,000)

Net loss per common share
  basic and diluted                     $     (0.46)    $    (0.31)    $     (0.82)  $     (0.72)
                                        ===========     ==========     ===========   ===========
Weighted average number of shares
   outstanding basic and diluted          2,351,737      1,851,965       2,320,370     1,935,288
                                        ===========     ==========     ===========    ==========

* Reclassified to conform to current period presentation.
        The accompanying notes are an integral part of these financial statements.

                                      DYNAMICWEB ENTERPRISES, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                         1999             1998
Cash flows from operating activities:
  Net loss                                             $(1,282,000)   $(1,386,000)
  Adjustments to reconcile net (loss) to net cash
  used in operating activities:
    Gain on sale of office condominium                     (15,000)
    Depreciation and amortization                           72,000         35,000
    Stock options issued for compensation                   86,000         57,000
    Amortization of debt discount and deferred
      financing fees                                                      311,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable          (296,000)        11,000
      (Increase) decrease in prepaid expenses
         and other current assets                          (14,000)       (20,000)
     Increase in accounts payable                          336,000         30,000
     Increase (decrease) in accrued expenses                35,000       (151,000)
     Increase in deferred revenue                          191,000          1,000
       Net cash used in operating activities           $  (887,000)   $(1,112,000)

Cash flows from investing activities:
  Acquisition of property and equipment                    (19,000)       (16,000)
  Acquisition of patents and trademarks                     (8,000)       (11,000)
  Proceeds from sale of property net of
    selling expense                                        189,000
  Increase in software development cost                    (65,000)       (61,000)
       Net cash provided by (used in)
         investing activities                               97,000        (88,000)

Cash flows from financing activities:
  Payment of long-term debt                               (187,000)        (3,000)
  Proceeds from issuance of stock                                -      3,189,000
  Proceeds from issuance of preferred stock
  And warrants                                             795,000
  Proceeds from loans - banks                                              75,000
  Loans from stockholders/officers                         100,000        118,000
  Payment of loan - bank                                                  (99,000)
  Payment due to stockholders/officers loans                             (235,000)
  Payment of subordinated debt                                         (1,100,000)
  Decrease of deferred registration costs                                 128,000
         Net cash provided by financing activities         708,000      2,073,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      ( 82,000)       874,000
Cash and cash equivalents, beginning of period             290,000        188,000
CASH AND CASH EQUIVALENTS, END OF PERIOD               $   208,000    $ 1,062,000
                                                       ===========    ===========

        The accompanying notes are an integral part of these financial statements.

                                      DYNAMICWEB ENTERPRISES, INC.

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                               (Unaudited)

(NOTE A) -- Basis of Presentation and the Company:

        Basis of presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (and with the instructions to Form 10-QSB and Article 3 of Regulation S-B). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

        The balance sheet at September 30, 1998 has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

        The Company:

        The Company is involved in the business of electronic commerce. The term electronic commerce is a shorthand expression for how businesses use computers to electronically send and receive business documents. Primarily the Company provides electronic commerce services, including computer equipment and software for customers who want to engage in electronic commerce. The Company is in the business of facilitating electronic commerce transactions between business entities, developing, marketing and supporting software products and other services that enable business entities to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI"). The Company offers electronic commerce solutions in EDI and Internet-based transactions processing. Second the Company provides consulting services in the area of electronic commerce.
  <PAGE 6>
(NOTE B) -- Summary of Significant Accounting Policies:

[1]     Basic loss per share of common stock:

        The Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") for the year ended September 30, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In addition, contingently issuable shares are included in basic earnings per share when all necessary conditions have been satisfied. Diluted earnings per share is very similar to fully diluted earnings per share and gives effect to all dilutive earnings per share and gives all dilutive potential common shares outstanding during the reporting period.

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

[3]  Subsequent event:

        In April 1999 the Company sold 235,295 shares of its common stock for $1,000,000 in a private placement transaction.

        In May 1999 the Company sold 1,000 shares of Series B 6% convertible preferred stock and 90,000 common stock purchase warrants for $1,000,000 in a private placement transaction.

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

Liquidity and Capital Resources

        As of March 31, 1999, the Company had cash of approximately $208,000 and total current assets of approximately $815,000.

        The Company had a net loss of approximately $1,282,000 for the six months ended March 31, 1999 and negative operating cash flow of approximately $887,000. The Company's negative cash flow for the six months was funded by proceeds from two private placement transactions with the Shaar Fund, Ltd. (Shaar Fund) and a short term shareholder loan.

        -- Series A Preferred Stock: On August 7, 1998, the Company closed on the first tranche of a private placement with the Shaar Fund. It issued to the Shaar Fund 875 shares of Series A 6% Convertible Preferred Stock and 87,500 Common Stock Purchase Warrants for an aggregate price of $875,000. It received net proceeds of approximately $779,000. On December 3, 1998, the Company closed on the second tranche of that private placement. It issued to the Shaar Fund an additional 625 shares of the Series A 6% Convertible Preferred Stock and 50,000 Common Stock Warrants for an aggregate price of $500,000. It received net proceeds of approximately $455,000.

        -- Series B Preferred Stock: On February 12, 1999, the Company closed the first tranche of a second private placement with the Shaar Fund. It issued to the Shaar Fund 500 shares of Series B 6% Convertible Preferred Stock, par value $0.001 per share, and 45,000 Common Stock Purchase Warrants for an aggregate price of $500,000. It received net proceeds of approximately $375,000.

        On March 31, 1999 the Company received $100,000 from a short-term loan from a shareholder that bears interest at 18% and
<PAGE 8> is due at such time as the Company receives proceeds from its next private placement transaction.

        On March 31, 1999, the capital resources available to the Company were not adequate to finance the Company's activities for the full year ended September 30, 1999. The Company is presently experiencing operating cash flow deficiencies of approximately $200,000 per month. Management expects that the Company's cash flow deficiency will continue during 1999. The Company will require substantial additional financing during the 1999 calendar year to continue its operations. There is no assurance that the Company will receive additional financing.

Results of Operations

        Our revenue is now classified into three categories:
Transaction/Subscription Processing Revenues, Consulting Revenues and Network Development Revenues. Previously, we classified revenues as Transaction Processing, Professional Services and Other. Accordingly, some revenues from prior periods have been reclassified to where they are now reflected. The Company had net sales of $702,000 for the three months ended March 31, 1999, compared to $203,000 for the same period in 1998, an increase of approximately $499,000, or 246%. It had net sales of $1,241,000 the six month period ending March 31, 1999 compared to $370,000 for the same period in 1998. The increase in sales was attributable to increased sales of the Company's new EDI/Internet products and services, particularly transaction processing services consulting services.

        Transaction/subscription processing revenues include initial subscription fees and monthly transaction fees. These revenues for the three months ended March 31, 1999 were $205,000, as compared to $97,000 in the same period in 1998, an increase of $108,000 or 111%. Transaction/subscription revenues recognized for the six month period ending March 31, 1999 were $345,000 as compared to $192,000 in the same period in 1998, an increase of $153,000 or 80%. $20,000 of the increase is attributable to an increase in the initial subscription fees from customers who use the EDIxchange Suite of Services and the balance is attributable to an increase in monthly transaction fees.

        Consulting service revenues represent fees from contract computer programming. These revenues for the quarter ended March 31, 1999 were $355,000 as compared to $84,000 for the same period in 1998, an increase of $271,000 or 323%. Revenues for the six month period ended March 31, 1999 were $697,000 as compared to $139,000 for the same period in 1998, an increase of $558,000 or 401%. Approximately $234,000 or 42% of the increase is attributable to Design Crafting, Inc, which was acquired on May 1, 1998. The remaining increase resulted from additional customers coupled with an increase in the average amount billed per programmer.
  <PAGE 9>
        Network development revenues primarily relate to the development of EDI maps and to the custom development of EDIxchange, of EDIxchangeBuy and EDIxchangeSell (extranets) from which the Transaction/Subscription Processing revenues are derived. Network development revenues for the quarter ended March 31, 1999 were $142,000 as compared to $22,000 for the same period in 1998, resulting in an increase of $120,000 or 545%. This increase is attributable to the increased development of maps for customers using the EDIxchange Suite of Services and also the new customer setup of the EDIxchange Suite. The revenues for the six month period ending March 31, 1999 were $199,000 as compared to $39,000 for the same period in 1998, an increase of $160,000 or 410%.

        Total cost of sales for the quarter ending March 31, 1999 increased to $432,000 from $120,000 in the preceding year's quarter, an increase of $312,000 or 260%. Cost of sales for the six month period ending March 31, 1999 increased $590,000 or 261% from $226,000 for the prior period ending March 31, 1998 to $816,000 for the six months ended March 31, 1999. A portion of the increase in Cost of Sales is attributable to salary increases that took effect in the second and third quarters of fiscal 1998. The aggregate salary increase consists of the salary expense of the addition of three new employees and the normal course of business pay raises for all other employees at prevailing market rates. The increase is also attributable to increased costs for maintaining and upgrading equipment and communications for better service to our customers. In addition, certain amounts previously recorded as operating expenses in the quarter ending March 31, 1998 have been reclassified as Cost of Sales.

        Cost of transaction/subscription processing was $142,000 for the three months ended March 31, 1999 compared to $66,000 for the same period ending March 31, 1998, resulting in gross margins of 31% and 32% respectively. Cost of transaction/subscription processing for the six month period ending March 31, 1999 was $260,000 for a gross profit of $85,000 or 25% as compared to a gross profit of $63,000 or 33% for the prior period ending
March 31, 1998.

        Cost of consulting service revenues provided by the Company was $216,000, for the three months ended March 31, 1999 or a gross profit of 39%. This compares to a gross profit of $45,000 or 54% for the same period in 1998. The decrease is primarily attributable to the higher compensation noted above. Cost of consulting service revenues provided by the Company for the six months ended March 31, 1999 was $416,000 for a gross profit of $281,000 or 40%. This compares to a gross profit of $71,000 or 51% for the same period in 1998.

        Cost of network development revenues was $74,000 for the three months ended March 31, 1999, or a gross profit of $68,000 or 48%, as compared to $7,000, or a gross profit of 32% in 1998. This increase is attributable to the development of additional staff and the higher compensation noted above. Cost of network
<PAGE 10> development revenues was $140,000 for the six months ended March 31, 1999, for a gross profit of $59,000 or 30%, as compared to gross profit of $10,000, or a gross margin of 27% in 1998.

        Quarterly marketing and sales expenses increased approximately $182,000 from approximately $190,000 for the three months ended March 31, 1998 to approximately $372,000 in the same period in 1997. For the six month period ending March 31, 1999, marketing and sales expenses increased $389,000 from $332,000 to $721,000 in the same period in 1998. The increase is attributable to salaries for new hires and the costs of attendance at trade shows associated with the Company's efforts to market its EDI/Internet services. The increase is also a result of additional advertising expenses.

        General and administrative expenses increased by approximately $88,000 from approximately $337,000 for the three months ended March 31, 1998 to approximately $425,000 for the same period in 1999. For the six month period ending March 31, 1999, general and administrative expenses increased $156,000 from $656,000 to $812,000 in the same period in 1998. The increase is attributable to new hiring of employees, professional services, the cost of benefits and administrative support for new hires in other departments, and compensation expense for options issued.

        Research and development expenses decreased by approximately $32,000 for the three months, from approximately $129,000 for the three months ending March 31, 1998 to approximately $97,000 in 1999. The decrease is attributable to a portion of what was previously recorded as research and development expenses being capitalized and recorded as capitalized software due to the establishment of technological feasibility of products. For the six month period ending March 31, 1999, research and development expenses increased $2,000 from $190,000 to $192,000 in the same period in 1998.

                                                 PART II

                                            OTHER INFORMATION

Item 1.         Legal Proceedings

                        Not applicable

Item 2.         Changes in Securities


Private placement

        On February 16, 1999, the Company completed a private placement to the Shaar Fund, Ltd. of 500 shares of Series B 6% Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock") and 45,000 Common Stock Purchase Warrants (the "Common Stock Purchase Warrants").

        The total offering price was $500,000, and the Company received net proceeds of approximately $375,000. This private placement transaction did not involve an underwriter, although Trautman Kramer & Company Inc. acted as placement agent and received a fee of $50,000 and 50,000 common stock purchase warrants exercisable at $7.00 as compensation in connection therewith.

        This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of
Section 4(2) or Regulation D promulgated thereunder, including Rule 506 of Regulation D. The Shaar Fund, Ltd. is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The purchaser represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

        The terms of exercise and conversion are as follows:
The Warrants have a term of five years and an exercise price of $8.93 per share. The Series B Preferred Stock has a conversion value of $1,000 per share. That conversion value is credited towards the purchase of shares of common stock at an agreed-upon purchase or conversion price. The applicable purchase or conversion price is a discount to the "market price" of the common stock at the time of conversion. For these purposes, the "market price" is the average of the lowest 7 days closing bid prices of the common stock for the 20 trading days immediately preceding the conversion.

        The applicable purchase or conversion prices are the lesser of $9.75 per share, or the following:
  <PAGE 12>
        (1) For the preferred stock converted up to 180 days after purchase, 85% of the market price of DynamicWeb common stock.

        (2) For preferred stock converted after 180 days after purchase, 80% of the market price of DynamicWeb common stock.

        The Shaar Fund may elect when to convert the Series B
        Preferred Stock, except that all the remaining shares will be converted automatically on February 12, 2002.

        The Company used the net proceeds for general purposes.

        The Company and the Shaar Fund also agreed that the Shaar Fund will invest an additional $1,000,000 for 1,000 additional shares of Series B Preferred Stock and 90,000 additional Common Stock Purchase Warrants, under the same terms and conditions as the original offering. That additional investment closed on May 12, 1999

Item 3.         Defaults Upon Senior Securities

                        Not applicable

Item 4.         Submission of Matters to a Vote of Securities Holders

                        Not applicable

Item 5.         Other Information

                        Not applicable


Item 6.         Exhibits and Reports on Form 8 -K

                (a)     Exhibits

                        27              Financial Data Schedule

                (b)     Reports on Form 8-K

                        The Company filed a Form 8-K on February 19, 1999, to report the closing of a private placement of securities.

                        The Company also filed a Form 8-K/A on
                        February 23, 1999, to file exhibits relating to that private placement of securities.

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


                                                DYNAMICWEB ENTERPRISES, INC.
                                                        (Registrant)

May 14, 1999                                    By: /s/ Steve Vanechanos, Jr.
                                                    Chief Executive Officer
<PAGE 14>