Form 10QSB
period 1999-06-30
DYNAMICWEB ENTERPRISES INC
filed 1999-08-16
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For quarterly period ended June 30, 1999

                          Commission file number 10039


                          DYNAMICWEB ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                         22-2267658
-----------------------------------    -----------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

                          271 ROUTE 46 WEST, BUILDING F
                     SUITE 209, FAIRFIELD, NEW JERSEY 07004
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 276-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO [ ]

As of August 11, 1999, there were 2,603,769 shares of Common stock, $0.001 par value, of the registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as at June 30, 1999 (unaudited) and September 30, 1998.

        Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1999 and 1998 (unaudited).

        Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 1999 and 1998 (unaudited).

        Notes to Condensed Financial Statements.

                          DYNAMICWEB ENTERPRISES, INC.

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                   June 30,     September 30,
                                                     1999           1998
                                                     ----           ----
                                                  (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                         $ 1,092,000    $  290,000
Accounts receivable, less allowance for
    doubtful accounts $61,000 and $41,000             516,000       271,000
Prepaid expenses and other current assets              40,000        26,000
                                                  -----------    ----------
      Total Current Assets                          1,648,000       587,000

Property and equipment, less depreciation
  Of $175,000 and $157,000                            393,000      450,000
Patents and trademarks, less accumulated
  Amortization of $23,000 and $11,000                  28,000       31,000
Customer list, less accumulated amortization
  Of $52,000 and $37,000                               48,000       63,000
Software development cost, less accumulated
  amortization of $65,000 and $27,000                  96,000      123,000
Cost in excess of fair value of net assets
  Acquired net of accumulated amortization
  Of $59,000 and $21,000                              449,000      487,000
Other assets                                            9,000        9,000
                                                  -----------    ---------
      Total Assets                                $ 2,671,000  $ 1,750,000
                                                  ===========  ===========

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                  $ 356,000    $ 239,000
  Accrued expenses                                    268,000      118,000
  Current maturities of long-term debt                               6,000
  Deferred revenue                                    177,000       17,000
                                                      -------       ------

      Total current liabilities                       801,000      380,000

Long term debt, less current liabilities                           181,000
                                                   ----------    ---------
      Total liabilities                               801,000      561,000
                                                   ----------    ---------

STOCK HOLDERS EQUITY
Preferred Stock- par value to be determined with Each issue; 5,000,000 shares authorized:

  Series A - 6% cumulative, convertible preferred
  Stock - aggregate liquidation value
  $1,787,500 and $1,137,500, respectively; $.001
  par value; 1375 and 875 shares issued and
  outstanding, respectively                           988,000      402,000

  Series B - 6% cumulative convertible Preferred
  Stock - aggregate liquidation value $650,000
  And $0, respectively; $.001 par value; 1500
  and 0 shares issued and outstanding,
  respectively                                        559,000

Common stock, $.0001 par value, 50,000,000
 shares authorized; 2,587,032 and 2,255,947
 shares issued and outstanding respectively
Additional paid-in capital                          8,803,000    7,408,000
Unearned portion of compensatory stock options       (113,000)     (89,000)
Accumulated deficit                                (8,367,000)  (6,532,000)
                                                   ----------   ----------

      Total Stock Holders Equity                    1,870,000    1,189,000
                                                   ----------   ----------

Total liabilities and stock holders equity        $ 2,671,000  $ 1,750,000
                                                  ===========  ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                          DYNAMICWEB ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                        Three Months Ended               Nine Months Ended
                                            June 30,                        June 30,
                                   ---------------------------------------------------------
                                       1999             1998*        1999         1998*
                                       ----             -----      --------     -------
Net sales:
   Transaction/Subscription
   processing                       $  253,000    $  104,000     $  598,000    $  296,000
   Consulting services                 421,000       191,000      1,118,000       338,000
   Network Development                 170,000        55,000        369,000        94,000
                                    ----------    ----------      ---------    ----------
   Total                               844,000       350,000      2,085,000       720,000
                                    ----------    ----------      ---------    ----------

Cost of sales:
   Transaction/Subscription
   Processing Revenues                 148,000        96,000        408,000       225,000
   Consulting services                 224,000       146,000        640,000       214,000
   Network development Revenues         78,000        22,000        218,000        51,000
                                    ----------    ----------      ---------       -------
   Total                               450,000       264,000      1,266,000       490,000
                                    ----------    ------------    ---------       -------
   Gross profit                        394,000        86,000        819,000       230,000
                                    ----------    ----------      ---------       -------

Expenses:
   Marketing and selling               423,000       211,000      1,144,000       543,000
   General and administrative          347,000       441,000      1,145,000     1,088,000
   Research and development            152,000        70,000        344,000       260,000
   Customer satisfaction                33,000                       33,000
                                    ----------    ----------      ---------       -------
   Total                               955,000       722,000      2,666,000     1,891,000
                                    ----------    -----------     ---------     ---------

   Operating (loss)                   (561,000)     (636,000)    (1,847,000)   (1,661,000)

   Interest expense (including
     $310,500 of amortization of
     deferred financing fees and debt
     discount for 1998)                  1,000        (5,000)         1,000      (369,000)
   Interest income                       7,000         8,000         10,000        20,000
   Other Income Sale of Real Estate                                  15,000
                                    ----------    ----------      ---------       -------

Net (loss) before (provision)
Benefit For income taxes            $ (555,000)   $ (633,000)   $(1,823,000)  $(2,010,000)
                                    ==========    ==========    ===========   ===========

(Provision) benefit for income
 taxes                                                (1,000)                      (7,000)
                                    ----------    ----------      ---------       -------

Net (loss)                          $ (555,000)   $ (634,000)   $(1,823,000)  $(2,017,000)

Adjustment;
 Dividends on cumulative
 Preferred stock, including
 imputed dividends of $733,000
 for the three months ended
 June 30,1999 and $877,000 for
 Nine months ended June 30,1999       (931,000)                  (1,095,000)
                                     ---------     ---------     ----------      --------

Net loss attributed to common
  Stockholders                     $(1,486,000)   $(634,000)    $(2,918,000)  $(2,017,000)

Net loss per common share
  Basic and diluted                  $   (0.59)   $   (0.29)    $     (1.17)    $   (0.99)
                                     ---------    ----------    -----------     ---------
Weighted average number of shares
   Outstanding basic and diluted     2,523,203    2,215,114       2,501,750     2,028,897
                                     =========    =========     ===========     =========

            * Reclassified to conform to current period presentation.

                   The accompanying notes are an integral part
                         of these financial statements.

                          DYNAMICWEB ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            Nine Months Ended
                                                                 June 30,
                                                       ---------------------------
                                                           1999            1998
                                                           ----            ----
Cash flows from operating activities:
  Net (loss)                                           $(1,823,000)   $(2,017,000)
  Adjustments to reconcile net (loss) to net cash
  used in operating activities:
    Gain on sale of office condominium                     (15,000)
    Depreciation and amortization                          111,000         65,000
    Stock options issued for compensation                  120,000         86,000
    Amortization of debt discount and deferred
      financing fees                                                      311,000
    Deferred income taxes
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                   (245,000)       (66,000)
      (Increase) in prepaid expenses
         and other current assets                          (14,000)       (81,000)
     Increase in accounts payable                          117,000         29,000
     Increase (decrease) in accrued expenses                57,000       (151,000)
     Increase in income taxes payable
     Increase in deferred revenue                          160,000          6,000
                                                       -----------    -----------
       Net cash (used in) operating activities         $(1,532,000)   $(1,818,000)
                                                       -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment                    (73,000)       (26,000)
  Acquisition of patents and trademarks                     (9,000)       (11,000)
  Proceeds from sale of property net of
  Selling expense                                          189,000
  Increase in software development cost                    (71,000)      (184,000)
  Cash acquired upon acquisition of subsidiary                              3,000
                                                         ---------     ----------
       Net cash provided by (used in) investing             36,000       (218,000)
         activities                                      ---------     ----------

Cash flows from financing activities:
  Principal payment of long-term debt                     (187,000)        (7,000)
  Proceeds from issuance of stock                          940,000      3,180,000
  Proceeds from issuance of preferred stock
  And warrants                                           1,545,000
  Proceeds from loans - banks                                              75,000
  Loans from stockholders/officers                                        118,000
  Principal payment of loan - bank                                        (99,000)
  Payment due to stockholders/officers loans                             (235,000)
  Payment of subordinated debt                                         (1,100,000)
  Decrease of deferred registration costs                                 128,000
                                                         ---------      ---------
       Net cash provided by financing activities         2,298,000      2,060,000
                                                         ----------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  802,000         25,000
Cash and cash equivalents, beginning of period             290,000        188,000
                                                         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $1,092,000     $  213,000
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

                          DYNAMICWEB ENTERPRISES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) -- Basis of Presentation and the Company:

        Basis of presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (and with the instructions to Form 10-QSB and Article 3 of Regulation S-B). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

(NOTE B) -- Summary of Significant Accounting Policies:

[1]     Basic loss per share of common stock:

        The Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") for the year ended September 30, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In addition, contigently issuable shares are included in basic earnings per share when all necessary conditions have been satisfied. Diluted earnings per share is very similar to fully diluted earnings per share and gives effect to all dilutive earnings per share and gives all dilutive potential common shares outstanding during the reporting period.

        The Company adopted SFAS No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, if the effect will be antidilutive.

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

[3] Issuance of common and preferred stock:

        In April 1999 the Company sold 235,295 shares of its common stock for $1,000,000 in a private placement transaction with net proceeds of $940,000.

        On May 13,1999, the Company sold 1,000 shares of Series B 6% convertible preferred stock and 90,000 common stock purchase warrants for $1,000,000 in a private placement transaction with net proceeds of $750,000.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, the Company had cash of approximately $1,092,000 and total current assets of approximately $1,648,000.

        The Company had a net loss of approximately $1,823,000 for the nine months ended June 30, 1999 and negative operating cash flow of approximately $1,532,000. The Company's negative cash flow for the nine months was funded by proceeds from two private placement transactions with the Shaar Fund, Ltd. (Shaar Fund) and Cranshire Capital L.P. and Keeway Investments LTD.

        On April 26, 1999, the Company closed a private placement with Cranshire Capital L.P. and Keeway Investments, LTD. It issued an aggregate of 235,295 shares of Common Stock, par value $0.0001 per share, for an aggregate price of $1,000,000. It received net proceeds of approximately $940,000.

        On May 12, 1999, the Company closed a private placement with The Shaar Fund, LTD. It issued to the Shaar Fund 1,000 shares of Series B 6% Convertible Preferred Stock, par value $0.001 per share, and 90,000 Common Stock Purchase Warrants for an aggregate price of $1,000,000. It received net proceeds of approximately $750,000.

        On June 30, 1999, the capital resources available to the Company were adequate to finance the Company's activities for the fiscal year ending September 30, 1999. The Company is presently experiencing operating cash flow deficiencies of approximately $200,000 per month. Management expects that the Company's cash flow deficiency will continue through the calendar year ending 1999. The Company will require substantial additional financing prior to the end of the 1999 calendar year to continue its operations. There is no assurance that the Company will receive additional financing.

RESULTS OF OPERATIONS

        Our revenue is now classified into three categories Transaction/Subscription Processing Revenues, Consulting Revenues and Network Development Revenues. Previously, we classified revenues as Transaction Processing, Professional Services and Other. Accordingly, some revenues from prior periods have been reclassified to where they are now reflected. The Company had net sales of $844,000 for the quarter ended June 30, 1999, compared to $350,000 for the same period in 1998, an increase of approximately $494,000, or 141%. It had net sales of $2,085,000 the nine month period ending June 30, 1999 compared to $720,000 for the same period in 1998, an increase of approximately $1,365,000 or 189%. The increase in sales was attributable to increased sales of the Company's new EDI/Internet products and services, particularly transaction processing services offered through the Company's EDI service bureau and sales of the Company's consulting services.

        Transaction/subscription processing revenues include initial subscription fees, and monthly transaction fees. These revenues for the quarter ended June 30, 1999 were $253,000, as compared to $104,000 in the same period in 1998, an increase of $149,000 or 143%. Transaction/subscription revenues recognized for the nine month period ending June 30, 1999 were $598,000 as compared to $296,000 in the same period in 1998, an increase of $302,000 or 102%.

        Consulting service revenues represent fees from contract computer programming. These revenues for the quarter ended June 30, 1999 were $421,000 as compared to $191,000 for the same period in 1998, an increase of $230,000 or 120%. Revenues for the nine month period ended June 30, 1999 were $1,118,000 as compared to $338,000 for the same period in 1998, an increase of $780,000 or 231%. Approximately $528,000 or 68% of the increase is attributable to Design Crafting, Inc, which was acquired on May 1, 1998. The remaining increase resulted from additional customers coupled with an increase in the average amount billed per programmer.

        Network development revenues primarily relate to the development of EDI maps and to the custom development of EDIxchange, of EDIxchangeBuy and EDIxchangeSell (extranets) from which the Transaction/Subscription Processing revenues are derived. Network development revenues for the quarter ended June 30, 1999 were $170,000 as compared to $55,000 for the same period in 1998, resulting in an increase of $115,000 or 209%. This increase is attributable to the increased development of maps for customers using the EDIxchange Suite of Services and also the new customer setup of the EDIxchange Suite of products. The revenues for the nine month period ending June 30, 1999 were $369,000 as compared to $94,000 for the same period in 1998, an increase of $275,000 or 293%.

        Total cost of sales for the quarter ending June 30, 1999 increased to $450,000 from $264,000 in the preceding year's quarter, an increase of $186,000 or 71%. Cost of sales for the nine month period ending June 30, 1999 increased $776,000 or 158% from $490,000 for the prior period ending June 30, 1998 to $1,266,000 for the nine months ended June 30, 1999. A portion of the increase in Cost of Sales is attributable to salary increases that took effect in the second and third quarters of fiscal 1998. The aggregate salary increase consists of the salary expense of the addition of three new employees and the normal course of business pay raises for all other employees at prevailing market rates. The increase is also attributable to increased costs for maintaining and upgrading equipment and communications for better service to our customers. In addition, certain amounts previously recorded as operating expenses in the quarter ending June 30, 1998 have been reclassified as Cost of Sales.

        Cost of transaction/subscription processing was $148,000 for the quarter ended June 30, 1999 compared to $96,000 for the same period ending June 30, 1998, resulting in gross margins of 42% and 8% respectively. Cost of transaction/subscription processing for the nine month period ending June 30, 1999 was $408,000 for a gross profit of $190,000 or 32% as compared to a gross profit of $71,000 or 24% for the prior period ending June 30, 1998.

        Cost of consulting service revenues provided by the Company was $224,000, for the quarter ended June 30, 1999 or a gross profit of 47%.
This compares to a gross profit of $45,000 or 24% for the same period in 1998. Cost of consulting service revenues provided by the Company for the nine months ended June 30, 1999 was $640,000 for a gross profit of $478,000 or 43%. This compares to a gross profit of $124,000 or 37% for the same period in 1998.

        Cost of network development revenues was $78,000 for the quarter ended June 30, 1999, or a gross profit of $92,000 or 54%, as compared to $33,000, or a gross profit of 60% in 1998. This increase is attributable to the development of additional staff and the higher compensation noted above. Cost of network development revenues was $218,000 for the nine months ended June 30, 1999, for a gross profit of $151,000 or 41%, as compared to gross profit of $43,000, or a gross margin of 46% in 1998.

        Quarterly marketing and sales expenses increased approximately
$212,000 from approximately $211,000 for the quarter ended June 30, 1998 to approximately $423,000 in the same period in 1999. For the nine month period ending June 30, 1999, marketing and sales expenses increased $601,000 from $543,000 to $1,144,000 in the same period in 1998. The increase is attributable to salaries for new hires and the costs of attendance at trade shows associated with the Company's efforts to market its EDI/Internet services. The increase is also a result of additional advertising expenses.

        General and administrative expenses decreased by approximately $94,000 from approximately $441,000 for the quarter ended June 30, 1998 to approximately $347,000 for the same period in 1999. For the nine month period ending June 30, 1999, general and administrative expenses increased $57,000 from $1,088,000 to $1,145,000. The increase is attributable to new hiring of employees, professional services, the cost of benefits and administrative support for new hires in other departments, and compensation expense for options issued.

        Research and development expenses increased by approximately $82,000 for the three months, from approximately $70,000 for the three months ending June 30, 1998 to approximately $152,000 in 1999. For the nine month period ending June 30, 1999, research and development expenses increased $84,000 from $260,000 to $344,000.

        During the quarter ending June 30,1999 a new department was formed, Customer Satisfaction, to provide support for DynamicWeb's Suite of products, EDIxchange, EDIxchangeConnect, EDIxchangeBuy, EDIxchangeSell. This department handles the idenification, documentation and resolution of issues with customers. Personnel from the Operations and Telesales departments were moved into this area along with the hiring of an additional employee.Expenses for the department for the quarter ending June 30,1999 were approximately $33,000. Since this is a new department there is no prior period comparison.

YEAR 2000 COMPLIANCE

The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This circumstance could result in a program failure or miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, operate equipment or engage in similar normal business activities. The Company has reviewed its internal computer systems, as well as its products and services, that could be affected by the Year 2000 issue and has identified certain systems, products and services that could be affected. The Company presently believes that, with modification to existing software and conversion to new software, the Year 2000 issues relating to such systems, products and services will not cause significant operational or customer problems. The Company is addressing these issues and intends to complete these efforts, including testing phases, by October 31, 1999. The Company does not anticipate that the cost of implementing these solutions will be material to its business, financial condition and results of operations. However, if such modifications and conversions are not made or not completed in a timely manner, then resulting Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement new eCommerce initiatives such as those offered by the Company. In addition, Year 2000 issues could cause some number of companies, including current Company customers, to reevaluate the goals, objectives and timelines of on-going eCommerce initiatives, and as a result delay the construction by the Company of its customers procuring extranet and subsequent supplier trading communities. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

In addition, the Company has initiated communications with its significant suppliers and customers in order to (i) determine the extent to which the Company is vulnerable to such third parties' failure to remedy their own
Year 2000 issues and (ii) assess whether the Company has adequate resources for required supplies, components and complementary offerings. As part of its contingency planning efforts, the Company is preparing to identify alternate sources or strategies where necessary if significant Year 2000 exposure is identified. The Company is addressing these issues and intends to complete these efforts by October 31, 1999. In addition, the Year 2000 issues present a number of other risks and uncertainties that could affect adversely the Company, including, without limitation, utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to these issues. Although the Company believes that the Year 2000 matters discussed above will not have a material adverse effect on its business, financial condition or results of operations, the Company remains uncertain whether or to what extent that it may be affected. Accordingly, the Company's expenses to identify and address such risks and uncertainties, as well as the expenses and liabilities to which the Company may become subject as a result of such risks and uncertainties, could have a material adverse effect on the Company's business, financial condition and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Private placement

         On April 26, 1999, the Company completed a private placement to Cranshire Capital L.P. and Keeway Investments, LTD. of 235,295 shares of Common Stock, par value $0.0001 per share.

         The total offering price was $1,000,000, and the Company received net proceeds of approximately $940,000. This private placement transaction did not involve an underwriter, although PGN acted as placement agent and received a fee of $53,750 and 5,000 shares of common stock.

         This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promulgated thereunder, including Rule 506 of Regulation D. Cranshire Capital, L.P. and Keeway Investments, Ltd. is are "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act. The purchaser represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

         On May 12, 1999, the Company completed a private placement to the Shaar Fund, Ltd. of 1,000 shares of Series B 6% Convertible Preferred Stock par value $0.001 per share (the "Preferred Stock") and 90,000 Common
Stock Purchase Warrants (the "Common Stock Purchase Warrants").

         The total offering price was $1,000,000, and the Company received net proceeds of approximately $750,000. This private placement transaction did not involve an underwriter, although Trautman Kramer & Company Inc. acted as placement agent and received a fee of $75,000.

         This transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D promuglated thereunder, including Rule 506 of Regulation D.
The Shaar Fund, Ltd. is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The purchaser represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Required disclosure was provided, or access to information in lieu of disclosure was present. Required legends are affixed to the securities issued in such transaction.

        The terms of exercise and conversion are as follows: The Warrants have a term of five years and an exercisable price of $8.93 per share. The Series B Preferred Stock has a conversion value of $1,000 per share. That conversion value is credited towards the purchase of shares of common stock at an agreed-upon purchase or conversion price. The applicable purchase or conversion price is a discount to the "market price" of the common stock at the time of conversion. For these purposes, the "market price" is the average of the lowest 7 days closing bid prices of the common stock for the 20 trading days immediately preceding the conversion.

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



                                           DynamicWeb Enterprises, Inc.
                                           ----------------------------
                                                   (Registrant)

August 14, 1999                            By: /s/ Steve Vanechanos, Jr.
                                           --------------------------------
                                                Chief Executive Officer