Form 10KSB40
period 1999-09-30
DYNAMICWEB ENTERPRISES INC
filed 1999-12-30
CIK 317788

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999; or

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

                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended September 30, 1999: $3,045,000.

As of December 21, 1999, the aggregate market value of our company's common stock (based upon the average sales prices on such date) of the Registrant held by nonaffiliates was $37,183,000.

Number of shares of our company's common stock outstanding at December 21, 1999:
3,666,985.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

     DynamicWeb Enterprises, Inc. (our company) provides services and software that facilitate business-to-business e-commerce between buyers and sellers. Our company's services include the provision of the necessary infrastructure and operational services to facilitate electronic transactions between buyers and sellers; and consulting services to businesses that wish to build and/or operate their own e-commerce infrastructure.

     On December 1, 1999, our company entered into an agreement with eB2B Commerce, Inc. to merge the two companies. The agreement is described below. See "ITEM 1: BUSINESS DEVELOPMENT -- Recent Developments." eB2B Commerce, Inc., which is a privately held company with offices in New York City and incorporated in Delaware, also engages in business-to-business e-commerce.

     The executive offices of our company are located at 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey 07004. Our company's telephone number is (973) 244-1000 and our facsimile number is (973) 575-9830. For more information, you may visit our company's website at www.dynamicweb.com.

BUSINESS OF ISSUER

INDUSTRY BACKGROUND

     The success of the Internet in streamlining business-to-consumer transactions is leading companies to seek similar efficiencies in their business-to-business transactions. Companies are increasingly seeking to improve their operating efficiency through electronic commerce solutions. Forrester Research estimates that U.S.-based business-to-business electronic commerce will increase from $109 billion in 1999 to $1.03 trillion in 2003, and that by 2003 the market for business-to-business transactions will be more than ten times larger than the business-to-consumer transactions market.

     Electronic Data Interchange ("EDI") is a specific form of electronic commerce, consisting of a standard protocol for electronic transmission of data between a company and a third party. In an EDI transaction, the computers of the buyer and seller communicate and exchange the relevant information using an agreed-upon or standard format. A typical example of EDI is electronically placing a purchase order for merchandise with a vendor, and having the vendor electronically confirm the order and produce an invoice when the goods are shipped. In an earlier stage of electronic commerce, companies that wanted to conduct business electronically were required to have a special type of computer network called a value-added computer network or "VAN."

     The emergence of the Internet as an additional means of conducting electronic commerce has revolutionized the way businesses operate and interact with their customers and trading partners by creating new, highly efficient channels of communication and distribution. The Internet gives small to medium-size buyers and sellers access to the efficiencies associated with traditional EDI systems. In addition, the Internet enables buyers and sellers to interact with a greater number of potential trading partners.

OUR COMPANY'S PRODUCTS AND SERVICES

     Our business is providing services and software that facilitate business-to-business e-commerce between buyers and sellers of direct goods, which are the goods or materials that businesses utilize in their core business. For instance, a tire purchased by an automobile manufacturer is a direct good. Conversely, a fax machine purchased by the same company, for general use in the office, is an indirect good.

     Our services fall into two general categories:

          e-commerce network services, including network development and transaction/subscription processing, where we provide the necessary infrastructure (hardware, software and communications links) and operational services to facilitate electronic transactions between buyers and sellers; and

          professional consulting services where we provide expertise to businesses that wish to build and/or operate their own e-commerce infrastructure.

     We market and sell four principal electronic commerce technology solutions:

(1)  EDIxchangeBuy'sm' and EDIxchangeSell'sm'

     EDIxchangeBuy and EDIxchangeSell include the design, development and implementation of customized business-to-business e-commerce web sites. These web sites facilitate e-commerce between buyers and sellers of direct goods, resulting in improved inventory, increased customer satisfaction, and improved productivity within a supply chain. The service allows our customer's EDI systems to communicate with other systems that do not use EDI. The service translates between purchase orders delivered over EDI systems and purchase orders sent via basic web browsers like Netscape or Microsoft Internet Explorer. In addition, this service supports the use of a broad array of documents, including catalogs with product information such as prices, descriptions and other data codes. The availability of this documentation enables customers to easily update, modify and customize their purchases.

(2)  EDIxchangeOutsource'sm'

     EDIxchangeOutsource includes the data processing equipment, software and technical people needed to manage and operate an EDI infrastructure. These services include security, mapping, translation, mail boxing and routing of business documents between our customers, their EDI computer networks and their trading partners. In essence, our company acts as an off-site EDI department on a customer's behalf. This service offers the flexibility both to process received (inbound) business documents in any format, and to send out (outbound) the same documents in the trading partner's specific requested format. The service can manage and optimize a client's entire EDI operation without the requirement for specialized software, personnel or training.

(3)  EDIxchangeConnect'sm'

     EDIxchangeConnect, a combination of electronic commerce software and services, is developed for businesses that require their older computer systems to handle EDI transactions. The software formats electronic transactions, such as purchase orders, invoices and shipment notifications, into commonly preferred data formats. Combined with our company's EDIxchangeOutsource service, EDIxchangeConnect provides a powerful e-commerce solution that is easy to implement.

(4)  EDIxchangeSupport'sm'

     EDIxchangeSupport is a portfolio of professional consulting services provided to customers who wish to augment their in-house electronic commerce resources. EDIxchangeSupport includes consulting provided on-site and from other locations. It is focused on developing and implementing electronic commerce, communications between new and old computer systems, application integration, distribuion logistics and translations between EDI and other types of data.

DISTRIBUTION AND MARKETING OF PRODUCTS AND SERVICES

     Our company believes that the most likely users of our services are companies that are committed to aggressively using electronic commerce to improve their productivity. Since EDI is a fundamental part of business-to-business electronic commerce, we have focused our marketing efforts on existing users of EDI. In addition, we are able to determine likely prospects by studying industry and financial analyses of EDI companies and the industry in general.

     EDIxchangeBuy and EDIxchangeSell are services targeted specifically at large companies and their suppliers. The target market for EDIxchangeOutsource consists primarily of middle market suppliers, who are forced to manage the complexity of EDI compliance with their various customers. EDIxchangeOutsource, supported by our EDIxchangeNetwork, leverages the knowledge of the trading requirements of major enterprises to benefit multiple suppliers. In addition, the overall cost of EDI management is reduced by the shared connections to our company's services, and by our highly specialized customer service.

     Our company's sales strategy is to utilize a highly qualified and focused sales force to target early adopters and EDI-capable enterprises, such as the drug store industry and certain specialty retail market segments. In addition, our company markets in traditional electronic commerce venues, such as electronic commerce trade shows and exhibitions.

COMPETITION

     The electronic commerce, EDI network services and computer software markets are highly competitive. The principal competitors in the electronic commerce software and services markets are Harbinger Corporation, Sterling Commerce, Inc., General Electric Company's GE Information Services subsidiary, Netscape Corporation, America Online, Inc., Open Market, Inc., InterWorld Corp.,

PurchasePro, Inc., Ariba, Inc., Commerce One, Inc., BroadVision, Inc., ConnectInc.com, International Business Machines Corporation, Microsoft Corporation, Electronic Data Systems Corporation and MCI WorldCom, Inc. Each of those companies is engaged in, or has announced plans to engage in, providing software products and services that facilitate electronic commerce over the Internet.

     Competition from Internet-based competitors may also be significant. The market for Internet software and services is emerging and highly competitive. It ranges from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than our company. Management of our company believes that existing competitors are likely to expand the range of their electronic commerce services to include Internet access, and that new competitors, which may include telephone companies and media companies, are increasingly likely to offer services that utilize the Internet to provide business-to-business data transmission services. Also, in the future our company expects the major on-line service companies, such as America Online, Inc., CompuServe and Prodigy Communications Corp., to enhance their services to include certain aspects of electronic commerce.

CUSTOMERS

     The following chart lists our key customers, the business in which such customers engage, and the solutions we provide to them.

                     EDIxchangeBuy'sm' or EDIxchangeSell'sm'

Company                                     Business
-------                                     --------
Rite Aid Corporation                        Retail pharmacy chain
GTE Service Corporation                     Communications
Southern New England Telephone Co.          Communications
The Walt Disney Company                     Entertainment
Service Merchandise Company, Inc.           Specialty retail
Linens N' Things Inc.                       Specialty retail
Great American Knitting Mills, Inc.         Manufacturer of Gold Toe, Nautica brands

                             EDIxchangeOutsource'sm'

Company                                     Business
-------                                     --------
SDI Technologies Inc.                       Manufacturer of SoundDesign electronics
Church & Dwight Co. Inc.                    Manufacturer of Arm & Hammer products
The Royal Doulton Company                   Maker of fine china
The Swatch Company                          Distributor of Swatch, Longines watches

                              EDIxchangeSupport'sm'

Company                                     Business
-------                                     --------
Nabisco Holdings Corp.                      Consumer goods
Toys R Us, Inc.                             Toy retailer
Neuman Distributors                         Consumer goods wholesaler


     The only customer that accounts for more than ten percent (10%) of our company's business is Toys R Us, Inc., which accounted for approximately twenty-nine percent (29%) of our business in fiscal year 1999, exclusively for EDIxchangeSupport consulting services.

INTELLECTUAL PROPERTY

     To protect our proprietary products, our company relies primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions. On March 16, 1999, a patent number was assigned to our company's NetCat software. In addition, our company owns the United States trademark registrations of its DynamicWeb, NetCat, EDIxchange and ECbridgeNet trademarks. Our company also has on file with the U.S. Patent and Trademark Office pending applications for registration of the DWEB and EXTENDING THE ENTERPRISE trademarks. In addition, our company owns a copyright registration for our company's ordering system, and may have a right to assert copyright protection for additional works, including software.

     Despite our company's efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our company's products or to obtain and use information that our company regards as proprietary. There can be no assurance that our company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar or superior technology. Our company believes that, due to the rapid pace of innovation within the electronic commerce, EDI and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the electronic commerce industry than are the various legal protections of its technology. Our company does not believe that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by our company with respect to current or future products. From time to time, our company has received notices which allege, directly or indirectly, that our company's products or services infringe the rights of others. Our company generally has been able to address these allegations without material cost. Our company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, irrespective of their merit, could be time-consuming, result in costly litigation, cause product shipment delays, require our company to enter into royalty or licensing agreements, or prevent our company from using certain technologies. Such royalty or licensing agreements, if required, may not be available on terms acceptable to our company or at all, which could have a material adverse effect.

     Our company currently has in place confidentiality and non-competition agreements with all fifty-two (52) of its employees. Our company has adopted a policy of requiring that all future employees sign appropriate confidentiality agreements and, where appropriate, non-competition agreements.

     Our company's proprietary Internet software is written in Practical Extraction and Reporting Language (known as "PERL"), which is the computer program language utilized for Internet applications. Because the Internet is not controlled or supervised by any one person or group, the evolution and continued utilization of PERL cannot be controlled or predicted. Changes in or the elimination of PERL could cause our company to have to assume responsibility for support and development of that software.

     Our company currently licenses proprietary data encryption and authentication software from RSA Data Security, Inc. The RSA Data Security, Inc. software, which is licensed to our company from Community ConneXion, Inc., is incorporated in certain other software related to the Web server utilized by our company. The RSA Data Security, Inc. software is available on a non-exclusive basis. No assurance can be given that the encryption software presently available will continue to be available to our company on commercially reasonable terms, or at all. Additionally, there is no assurance that, if a new encryption technology develops, it will be available to our company on commercially acceptable terms, if at all.

     Our company also licenses: credit-card verification software from Cybercash, Inc. on a non-exclusive basis; data transformation software from Mercator Software Pty Ltd. on a non-exclusive basis; EDI translator software from the Gentran product line of Sterling Commerce, Inc. on a non-exclusive basis; and database software from Oracle Corporation on a non-exclusive basis.

REQUISITE GOVERNMENTAL APPROVAL; EFFECT OF GOVERNMENTAL REGULATIONS

     Our company's network services are transmitted to customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Our company's business and products could experience adverse impacts as a result of changes in the legislation and regulations relating to on-line services, EDI, the Internet access industry, telecommunication costs, competition in the telecommunications industry and international competition. Management believes that our company is in material compliance with all applicable regulations.

PRODUCT DEVELOPMENT

     Our company spent approximately $534,000 in the year ended September 30, 1999 and $412,000 in the year ended September 30, 1998 for the research and development of products. To reduce product development time and expense, if appropriate, our company has incorporated into its products certain software licensed to it by other software developers.

     Our company continues to assess the needs of trading partners in various trading communities and to develop software programs and network services to facilitate electronic commerce transactions over the EDIxchange Network. Our company's product development efforts currently are focused on providing a full range of electronic commerce solutions to new and existing customers. Specifically, our company is in various stages of developing other software applications, bar code integration to facilitate the shipping and receiving of goods, and catalog-based solutions.

EMPLOYEES

     As of September 30, 1999, our company had forty-nine (49) full-time and three (3) part-time employees. Approximately nine (9) are technical personnel engaged in maintaining or developing our company's products or performing related services, approximately ten (10) are marketing and sales personnel, approximately seventeen (17) are involved in providing consulting services to customers, approximately nine (9) are engaged in customer support and operations, and approximately seven (7) are involved in administration and finance. None of our company's employees are represented by a union.

BUSINESS DEVELOPMENT

CURRENT CORPORATE STRUCTURE

     Our company was initially incorporated in 1979 in the State of New Jersey under the name Seahawk Oil International, Inc. In March 1996, we entered the electronic commerce business through the acquisition of DynamicWeb Transaction Systems, Inc. In connection with this acquisition, our company was renamed "DynamicWeb Enterprises, Inc." In November 1996, our company acquired Megascore, Inc., an accounting software company, and Software Associates, Inc., a company involved in electronic commerce, while in May 1998, our company acquired Design Crafting, Inc., a provider of electronic commerce consulting services. As of September 1998, as a result of these acquisitions, our company had a business structure that was composed of a parent company (DynamicWeb Enterprises, Inc.), and four subsidiaries (DynamicWeb Transaction Systems, Inc., Software Associates, Inc., Megascore, Inc. and Design Crafting, Inc.). On September 30, 1998, our company merged all of its subsidiaries into the parent company. No changes in our corporate structure occurred between October 1, 1998 and September 30, 1999.

RECENT DEVELOPMENTS

     On September 21, 1999, our company entered into a strategic cooperative marketing agreement with PurchasePro.com, Inc. Our company has products that facilitate business-to-business e-commerce between buyers and sellers, and PurchasePro.com, Inc. has products that focus on procurement over the Internet. The goal of the alliance between our company and PurchasePro.com, Inc. is to increase the efficiency of our customers' communications with suppliers and their competitive bid procurement processes.

     On December 1, 1999, our company entered into an Agreement and Plan of Merger with eB2B Commerce, Inc., a company engaged in business-to-business e-commerce. The merger agreement followed the execution by our company and eB2B Commerce, Inc. of a letter of intent, dated November 10, 1999, as amended November 19, 1999. Under the merger agreement, subject to a number of conditions described below, eB2B Commerce, Inc. will merge into our company in a tax-free merger and reorganization. At the time the merger is consummated:

          Our company will issue approximately forty (40) million registered shares of its capital stock in exchange for all of the outstanding shares of capital stock of eB2B Commerce, Inc. The holders of preferred stock and other convertible securities of eB2B Commerce, Inc. will receive preferred stock and convertible securities, including warrants and options, of our company having similar terms and conditions.

          All of the directors and executive officers of our company will be replaced by the directors and officers of eB2B Commerce, Inc., except that our company will have the right to appoint one director of the surviving company and our chief executive officer, Steven L. Vanechanos, Jr., will become the chief technology officer of the surviving company. As chief technology officer of the surviving company, Steven L. Vanechanos, Jr. will receive an employment agreement from the surviving company with: (1) a two-year term; (2) a base salary of $170,000 and a minimum annual guaranteed bonus of $40,000; (3) four weeks of vacation, and (4) severance pay equal to two years of base compensation in the event that the surviving company terminates his employment without cause.

          eB2B Commerce, Inc. will have received a minimum of $15 million in gross proceeds in a private placement of its securities. In fact, eB2B Commerce, Inc. has recently closed on a private placement which raised $33 million in gross proceeds.

          The officers, directors and principal shareholders of our company who own unregistered shares of our company's capital stock must enter into "lock-up" agreements in which they agree not to sell, assign or transfer their shares for the later of twelve (12) months after the merger, or twelve (12) months after the closing of a qualified public or private offering of more than $20 million in gross proceeds that occurs within the initial twelve (12) month period after the merger.

          Until the completion of the first audit of the surviving company, Steven L. Vanechanos, Jr. will indemnify the surviving corporation for damages resulting from any material breach by our company of the merger agreement or any materially inaccurate representation and warranty knowingly provided by our company in the merger agreement.

          Our company will change its name to "eB2B Commerce, Inc.," or another name that is acceptable to our company and eB2B Commerce, Inc.

     The merger cannot be consummated without the approval of the holders of a majority of the voting stock of our company. In addition, there are several other conditions which must be fulfilled or waived prior to the closing of the merger, including the reincorporation of our company in the State of Delaware.

     If our company withdraws from or terminates the merger agreement without the consent of eB2B Commerce, Inc., our company will be liable to eB2B Commerce, Inc. for $500,000 in liquidated damages. For financial accounting purposes, eB2B Commerce, Inc. will be considered the acquiring company.

     Our company has also entered into a Loan Agreement with eB2B Commerce, Inc., dated November 12, 1999, which was amended by Amendment No. 1 to Loan Agreement, dated November 19, 1999. Under the loan agreement, eB2B Commerce, Inc. agreed to loan our company $2 million subject to certain conditions. As of December 28, 1999, we have received a series of loans from eB2B Commerce, Inc. having an aggregate outstanding principal amount of $1,250,000. We expect to receive an aggregate of $750,000 in addition loans from eB2B Commerce, Inc. prior to year end.

     All loans under the loan agreement accrue simple interest at the rate of eight percent (8%) per year. The loans mature on March 12, 2000. However, if on March 12, 2000, eB2B Commerce, Inc. chooses not to consummate the merger for any reason, the new maturity date of the loans will be November 12, 2000. If the loans are not repaid when due, eB2B Commerce, Inc. may choose to convert the aggregate value of the loan into shares of our company's common stock at a conversion price of $0.25 per share. In addition, the loan agreement contains standard termination provisions, as well as representations, warranties and covenants from our company to eB2B Commerce, Inc.

     As additional consideration for the loans, our company also issued to eB2B Commerce, Inc. warrants to purchase an aggregate of 7,500,000 shares of our company's common stock at an exercise price of $2.00 per share.

SIGNIFICANT CHANGES IN OUR COMPANY'S CAPITALIZATION

     Certain of our company's existing shareholders, who in the aggregate held approximately seventy-nine percent (79%) of the issued and outstanding common stock of our company, contributed forty percent (40%) of their common stock to the capital of our company in exchange for warrants to purchase an aggregate of 125,000 shares of our company's common stock. Although this occurred on January 9, 1998, it was effective as of December 24, 1997. The total number of shares contributed was 654,597 shares, representing approximately thirty-two percent (32%) of the issued and outstanding common stock at the time of contribution. In particular, Kenneth R. Konikowski, Steven L. Vanechanos, Jr. and Steven Vanechanos, Sr. contributed shares of our company's common stock to our company in December 1997 (89,732 shares for Mr. Konikowski, 184,135 shares for Mr. Vanechanos, Jr. and 182,191 shares for Mr. Vanechanos, Sr.). This transaction resulted in a reduction at the time in the outstanding number of shares of our company's common stock from 2,074,710 to 1,420,113 shares.

     On January 9, 1998, our company amended its certificate of incorporation to, among other things, effect a 0.2608491-for-one reverse stock split of our company's common stock. Pursuant to the reverse stock split, each share of our company's common stock outstanding on January 9, 1998 was converted into
0.2608491 of one share, except that no fractional shares were issued and shareholders who would otherwise receive a fractional share as a result of the reverse stock split were entitled to receive cash in lieu thereof. Unless otherwise noted, all references to our company's common stock contained in this report give effect to the reverse stock split.

PRIVATE PLACEMENTS, OTHER FINANCINGS AND EQUITY COMPENSATION DURING THE PAST TWO YEARS

     In November 1996, our company acquired all the capital stock of Software Associates, Inc. from Kenneth R. Konikowski. In connection with this acquisition, Kenneth R. Konikowski was named executive vice president and a director of our company. The stock purchase agreement, as amended, requires our company to issue up to 178,420 additional shares of our company's common stock to Mr. Konikowski in the event the average closing bid price of our company's common stock does not equal $21.565 per share for the five (5) trading days immediately prior to January 30, 2000. If such additional shares are issued, the ownership interest of all other holders of our company's common stock will be diluted in favor of Mr. Konikowski.

     In April 1998, our company granted options to purchase 45,000 shares of our company's common stock at $5.50 per share as compensation to Perry & Co. for investment relations services. The options are exercisable immediately and expire in April 2000. The estimated fair value of the options, which amounted to $102,500, was charged to operations during fiscal year 1998.

     Also, in April 1998, we granted options to purchase 45,000 shares of our company's common stock at $5.50 per share as compensation to Joel Arberman for investment relations services. The options are exercisable immediately and expire in April 2000. The estimated fair value of the options, which amounted to $102,500, was charged to operations during fiscal year 1998.

     On August 7, 1998, our company closed on the first round of a private placement to The Shaar Fund, Ltd. The Shaar Fund, Ltd. purchased 875 shares of our Series A 6% convertible preferred stock, par value $0.001 per share, together with 87,500 common stock purchase warrants with a term of three (3) years and an exercise price of $6.00 per share, for an aggregate price of $875,000. Our company received net proceeds of approximately $779,000 in connection with this private placement and used these proceeds for general operating purposes.

     The Series A 6% convertible preferred stock has a conversion value of $1,000 per share. That conversion value is credited towards the purchase of shares of common stock at an agreed-upon purchase or conversion price. The applicable conversion price is a discount to the "market price" of the common stock at the time of conversion. For these purposes, the "market price" is the average of the lowest three (3) days' closing bid prices of the common stock for the twenty (20) trading days immediately preceding the conversion. Until November 8, 1999, the conversion price can never exceed $2.75 per share. After that date, the conversion price can never exceed $5.50 per share. The conversion price also may be less than those ceilings, based upon the following: during the 0-179 days after purchase, the conversion price is eighty-five percent (85%) of market price; during the 180-359 days after purchase, the conversion price is eighty percent (80%) of market price; and 360 days or more after purchase, the conversion price is seventy-eight percent (78%) of market price. The Shaar Fund, Ltd. may elect when to convert the Series A 6% convertible preferred stock. However, on August 7, 2000, The Shaar Fund, Ltd. must elect either to convert all outstanding shares of Series A 6% convertible preferred stock at the applicable conversion price or to have our company redeem all outstanding shares of Series A 6% convertible preferred stock for $1,350 per share.

     On December 3, 1998, our company closed on a second private placement of Series A 6% convertible preferred stock with The Shaar Fund, Ltd. In this second private placement, The Shaar Fund, Ltd. purchased 625 additional shares of our Series A 6% convertible preferred stock and an additional 50,000 common stock purchase warrants with a term of three (3) years and an exercise price of $6.00 for an aggregate price of $500,000. Our company received net proceeds of approximately $415,000 and used these proceeds for general operating purposes.

     On February 16, 1999, our company completed a private placement to The Shaar Fund, Ltd. of 500 shares of our Series B 6% convertible preferred stock, par value $0.001 per share, and 45,000 common stock purchase warrants. The total offering price was $500,000, and our company received net proceeds of approximately $375,000. Our company used these proceeds for general operating purposes. Trautman Kramer & Company Incorporated acted as placement agent in connection with this private placement and received a fee of $50,000 and additional compensation of 50,000 common stock purchase warrants exercisable at $7.00 per share.

     The terms of exercise and conversion of the Series B 6% convertible preferred stock and related warrants are as follows: the stock has a conversion value of $1,000 per share, and the common stock purchase warrants have a term of five (5) years and an exercise price of $8.93 per share. The conversion value is credited towards the purchase of shares of common stock at an agreed-upon purchase or conversion price. The applicable purchase or conversion price is a discount to the "market price" of the common stock at the time of conversion. For these purposes, "market price" is the average of the lowest seven (7) closing bid prices of the common stock for the twenty (20) trading days immediately preceding the conversion. The applicable purchase or conversion prices are the lesser of $9.75 per share, or the following: (1) for the preferred stock converted up to one hundred eighty (180) days after purchase, eighty-five percent (85%) of the market price of our company's common stock, or
(2) for preferred stock converted after one hundred eighty (180) days after purchase, eighty percent (80%) of the market price of our company's common stock. The Shaar Fund may elect when to convert the Series B 6% convertible preferred stock, except that all the remaining shares will be converted automatically on February 12, 2002. Our company used the net proceeds for general corporate purposes.

     On March 31, 1999, our company received $100,000 from a short-term loan from a shareholder. The loan bore interest at eighteen percent (18%) and was repaid in full, with interest, on April 30, 1999.

     On April 26, 1999, our company completed a private placement to Cranshire Capital, L.P. and Keeway Investments, Ltd. of 235,295 shares of our company's common stock. The total offering price was $1,000,000 and our company received net proceeds of approximately $940,000. Our company used these proceeds for general operating purposes. PGN Capital Solutions, LLC acted as placement agent in connection with this private placement and received a fee of $53,750 and 5,000 shares of our company's common stock.

     On May 12, 1999, our company completed a second placement of the Series B 6% convertible preferred stock to The Shaar Fund, Ltd. This private placement included 1,000 shares of our company's Series B 6% convertible preferred stock and 90,000 common stock purchase warrants for an aggregate price of $1,000,000. Our company received net proceeds of $750,000 and used the proceeds for general operating purposes.

     On July 1, 1999, our company entered into an oral agreement with Donner Corp. International under which Donner Corp. International agreed to provide general investment banking services to our company in exchange for warrants to purchase 6,000 shares of our company's common stock, at an exercise price of $5.50 per share. The warrants expire five
(5) years after the date they were granted. Donner Corp. International provided the services and our company has executed a Common Stock Purchase Warrant Agreement, in accordance with the oral agreement.

     On September 27, 1999, our company entered into an agreement with Sands Brothers & Co., Ltd. of New York, an investment bank and member firm of the New York Stock Exchange. The agreement obligates Sands Brothers & Co., Ltd. to provide advice to our company on financing activities, strategic alternatives and other corporate development opportunities in exchange for 8,750 shares of common stock of our company and 25,000 options having an exercise price of $6.00 per share and a term of five (5) years.

     On October 1, 1999, our company entered into an oral agreement with Malachi Group, Inc. under which Malachi Group, Inc. agreed to provide financial consulting and investment banking services to our company in exchange for warrants to purchase 30,000 shares of common stock of our company, at an exercise price of $6.00 per share. The warrants issued to Malachi Group, Inc. expire five (5) years after the date they were granted. Malachi Group, Inc. provided the services and our company has executed a Common Stock Purchase Warrant Agreement, in accordance with the oral agreement.

     On October 1, 1999, our company entered into an oral agreement with Denis Clark under which Mr. Clark agreed to provide consulting services to our company in exchange for warrants to purchase up to 7,500 shares of common stock of the company , at an exercise price of $4.44 per share. The warrants issued to Mr. Clark expire five (5) years after the date they were granted. Mr. Clark provided the services and our company has executed a Common Stock Purchase Warrant Agreement, in accordance with the oral agreement.

     On November 23, 1999, our company issued warrants to purchase 27,000 shares of its common stock, valued at $140,000 and paid $17,000 in satisfaction of all claims arising from a consulting agreement between our company and Virtual `Ex, Inc.

     As of December 27, 1999, The Shaar Fund, Ltd. had converted all of the 1,500 shares of the Series A 6% convertible preferred stock into 594,394 shares of our company's common stock, and all of the 1,500 shares of Series B 6% convertible preferred stock into 574,914 shares of our company's common stock.

ITEM 2:  DESCRIPTION OF PROPERTY

     Our company currently does not own or have any investment in real property. Our company's corporate offices are located at 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey. It has entered into two leases for approximately 5,400 square feet for its executive and administrative staff at an aggregate monthly rental of $6,600 with terms expiring on October 31, 2001 and December 31, 2002. Our company believes that additional space will be necessary in the near future and that additional space is available at rental rates that would not materially adversely affect our company.

     Our company sold its former offices (at 1033 Route 46 East, Clifton, New Jersey) on November 23, 1998, for a sale price of approximately $205,000. Our company received proceeds net of repayment of mortgage debt and expenses of sale of approximately $12,000.

     In addition, our company leases an apartment for James Conners, space for storage, and space incidental to its agreement for an Internet server.

ITEM 3:  LEGAL PROCEEDINGS

     On December 17, 1999, Sands Brothers & Co., Ltd. commenced a civil action against our company in the United States District Court for the Southern District of New York. Our company had retained Sands Brothers & Co., Ltd. under an agreement to provide financial advisory, corporate finance, and merger and acquisition advice. Sands Brothers & Co., Ltd. alleges that it is entitled to compensation under the agreement for introducing eB2B Commerce, Inc., the company with which our company is planning to merge, to our company. Our company disputes that Sands Brothers & Co., Ltd. is entitled to compensation. Sands Brothers & Co., Ltd. is suing our company for breach of contract, unjust enrichment and other related causes of action arising from the allegations that it introduced eB2B Commerce, Inc. to our company. By its complaint, Sands Brothers & Co., Ltd. seeks an accounting, a declaratory judgment adjudging the respective rights under the agreement, and damages in an amount not less than $3,500,000, plus interest, costs and attorneys fees. Our company intends to vigorously defend this lawsuit. Our answer is presently due in early January 2000.

     Our company is not a party to any other material legal proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

     On September 9, 1999, our company held its 1999 Annual Meeting of Shareholders. At such meeting the shareholders voted upon (1) the election of two Class II directors and the election of one Class I director to fill a vacancy for our company's Board of Directors, (2) an amendment to our company's 1997 Employee Stock Option Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares, (3) an amendment to our company's 1997 Stock Option Plan for Outside Directors to increase the number of options granted at the time of appointment to 20,000 shares and to increase by 50,000 the number of shares reserved for issuance thereunder, and (4) approval of the selection of Richard A. Eisner & Company, LLP as our company's independent auditors for the fiscal year ended September 30, 1999. The shareholders approved all of these ballot items.

     The first item on the agenda was the election of two (2) members of Class II of the board of directors to serve until their successors are elected at the 2002 annual meeting of shareholders and qualified, and election of one (1) member of Class I of the board of directors to fill a vacancy and to serve until his successor is elected at the 2001 annual meeting of shareholders and qualified. The two persons nominated as Class II directors, Robert J. Gailus and Kenneth R. Konikowski, were elected, each having received 2,363,426 votes, or ninety and eight-tenths percent (90.8%) of all of the shares outstanding. Of the shares represented in person or by proxy at the annual meeting, 72,651 shares (two and eight-tenths percent (2.8%) of all the shares outstanding) withheld their votes for the two (2) nominees for Class II director. The person nominated as Class I director, Steve Vanechanos, Sr., was elected, having received 2,363,556 votes, or ninety and eight-tenths percent (90.8%) of all the shares outstanding. Of the shares represented in person or by proxy at the annual meeting, 72,521 shares (two and eight-tenths percent (2.8%) of all the shares outstanding) withheld their votes for the nominee for Class I director.

     The second item on the agenda was the proposal to ratify and approve Amendment No. 2 to our company's 1997 Employee Stock Option Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares, as set forth in our company's proxy statement for such meeting. Amendment No. 2 to Employee Stock Option Plan was ratified and approved with a total of 1,361,351 votes, or fifty-two and three-tenths percent (52.3%) of all the shares outstanding. Of the shares represented in person or by proxy at the annual meeting, 119,013 shares (four and six-tenths percent (4.6%) of all the shares outstanding) voted against and 785 shares (three-hundredths percent (.03%) of all the shares outstanding) abstained from voting for ratification and approval of Amendment No. 2 to Employee Stock Option Plan.

     The third item on the agenda was the proposal to ratify and approve an Amendment to the 1997 Stock Option Plan for Outside Directors to increase the number of options granted at the time of appointment to 20,000 shares and to increase by 50,000 the number of shares reserved for issuance thereunder, as set forth in our company's proxy statement for such meeting. Amendment to the 1997 Stock Option Plan for Outside Directors was ratified and approved with a total of 1,352,615 votes, or fifty-one and nine-tenths percent (51.9%) of all the shares outstanding. Of the shares represented in person or by proxy at the annual meeting, 126,639 shares (four and nine-tenths percent (4.9%) of all the shares outstanding) voted against and 1,895 shares (seven hundredths percent (.07%) of all of the shares outstanding) abstained from voting for the ratification and approval of the Amendment to the 1997 Stock Option Plan for Outside Directors Plan.

     The last item on the agenda was the proposal to ratify and approve the appointment of Richard A. Eisner & Company, LLP as our company's independent auditors for the fiscal year ended September 30, 1999. The appointment of Richard A. Eisner & Company, LLP as our company's independent auditor for the fiscal year ended September 30, 1999 was ratified and approved with a total of 2,260,942 votes, or eighty-six and eight-tenths percent (86.8%) of all the shares outstanding. Of the shares represented in person or by proxy at the annual meeting, 68,281 shares (two and six-tenths percent (2.6%) of all the shares outstanding) voted against and 106,854 shares (four and one-tenth percent (4.1%) of all the shares outstanding) abstained from voting for ratification and approval of the appointment of Richard A. Eisner & Company, LLP as our company's independent auditor for the fiscal year ended September 30, 1999.

                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our company's stock quote is generally not found in many daily newspaper quotations. However, a portion of our company's common stock which is not restricted is traded on the National Association of Securities Dealers Over the Counter Bulletin Board Service under the symbol "DWEB."

     The range of high and low bid quotations for our company's common stock for the two most recently completed fiscal years and the current fiscal year to date were obtained from the National Association of Securities Dealers and are provided below. The volume of trading in our company's common stock has been limited during the entire period presented, and the bid prices reported may not be indicative of the value of our company's common stock or the existence of an active trading market. These over-the-counter market quotations reflect interdealer prices without retail markup, markdown or commissions and do not necessarily represent actual transactions.

                                                       BID(1)
QUARTER ENDED                                 HIGH              LOW

                                                    >
December 31, 1997                            $5 1/8            $3 6/8
March 31, 1998                                5 11/32           1 7/16
June 30, 1998                                 6                 5
September 30, 1998                            6 7/16            2 3/8
December 31, 1998                             6                 1 1/8
March 31, 1999                                9 3/8             3 3/8
June 30, 1999                                 8 3/4             5 1/4
September 30, 1999                            5 7/8             3 5/8
December 28, 1999 (2)                         16 5/8            2 15/16

(1) All prices in the table above are adjusted on a pro forma basis (rounded to the nearest 1/8) to take into account the 0.2608491-for-one reverse stock split whereby each share of our company's common stock became 0.2608491 of a share as of January 9, 1998. See "ITEM 1: BUSINESS DEVELOPMENT -- Significant Changes in Our Company's Capitalization." The above prices do not represent actual bid prices during the periods indicated.

(2) The high and low bid figures on this line are for the period from October 1, 1999 through December 28, 1999.

HOLDERS

     As of December 21, 1999, there were 3,666,985 shares of our company's common stock outstanding, held by approximately three thousand two hundred ninety-seven (3,297) holders of record. See "ITEM 1: BUSINESS DEVELOPMENT -- Significant Changes in Our Company's Capitalization -- Contribution of Stock."

DIVIDENDS

     Our company did not declare or pay cash dividends on our company's common stock during 1997, 1998 or 1999. Our company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of our company's business included in this report. It is intended to assist the reader in understanding and evaluating the financial position of our company.

     This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainty. Our company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report.

RESULTS OF OPERATIONS

     For the year ended September 30,1999, our revenue has been classified into three categories: transaction/subscription processing, consulting services and network development. Previously, we classified revenues as transaction processing, professional services and other. Accordingly, certain revenues from prior periods have been reclassified to conform to current classifications.

     Our company had net sales of $3,045,000 for the year ended September 30, 1999, compared to $1,187,000 for the year ended September 30, 1998, an increase of approximately $1,858,000, or one hundred fifty-six percent (156%). The increase in sales was attributable to the increase of our company's new EDI/Internet products and services, particularly transaction processing services offered through our company's EDI service bureau and sales of our company's consulting services.

     Transaction/subscription processing revenues include initial subscription fees, and monthly transaction fees. These revenues for the year ended September 30, 1999 were $882,000, as compared to $419,000 for the year ended September 30,1998, an increase of $463,000 or one hundred eleven percent (111%).

     Consulting service revenues represent fees from contract computer programming. These revenues for the year ended September 30, 1999 were $1,494,000 as compared to $601,000 for year ended September 30, 1998, an increase of $893,000 or one hundred forty-nine percent (149%). The increase resulted from additional customers coupled with an increase in the average amount billed per programmer.

     Network development revenues primarily relate to the development of EDI data transformation tools and to the custom development of EDIxchange, EDIxchangeBuy and EDIxchangeSell from which the transaction/subscription processing revenues are derived. Network development revenues for the year ended September 30, 1999 were $669,000 as compared to $167,000 for the year ended September 30, 1998, resulting in an increase of $502,000 or three hundred one percent (301%). This increase is attributable to the increased customized development of data transformation tools for customers using the EDIxchange suite of services and also the new customer setup of the EDIxchange suite of products.

     Total cost of sales was $1,790,000 for the year ending September 30, 1999, for a gross profit of approximately $1,255,000 and gross margin of forty-one percent (41%). This compares to cost of sales of $719,000 for the year ended September 30, 1998, resulting in gross profit of $468,000 and gross margin of thirty-nine percent (39%). A portion of the increase in cost of sales is attributable to salary increases that took effect in the second, third, and fourth quarters of fiscal 1999. The aggregate salary increase consists of the salary expense of the addition of ten (10) new employees plus normal course pay raises for all other employees. The increase is also attributable to increased costs for maintaining and upgrading equipment and communications for better service to our customers. In addition, certain amounts previously recorded as operating expenses in the year ending September 30, 1998 have been reclassified into cost of sales.

     Cost of transaction/subscription processing was $598,000 for the year ended September 30, 1999, for a gross profit of approximately $284,000 and gross margin of thirty-two percent (32%). This compares to cost of transaction/ subscription processing of $240,000 for the year ended September 30, 1998, resulting in gross profit of $179,000 and gross margin of forty-three percent (43%).

     Cost of consulting service revenues provided by the Company was $893,000 for the year ended September 30, 1999, for a gross profit of $601,000 and gross margin of forty percent (40%). This compares to cost of consulting services of $427,000 for the year ended September 30, 1998, resulting in gross profit of $174,000 and gross margin of twenty-nine percent (29%).

     Cost of network development revenues was $299,000 for the year ended September 30, 1999, or a gross profit of $370,000, and gross margin of fifty-five percent (55%). This compares to cost of network development revenues of $52,000 for the year ended September 30, 1998, resulting in gross profit of $115,000 and gross margin of sixty-nine percent (69%).

     Marketing and sales expenses were $1,638,000 for the year ended September 30, 1999 as compared to $734,000 for the year ended September 30, 1998. The increase is attributable to salaries for new hires, the costs of attendance at trade shows associated with our company's efforts to market its EDI/Internet products and services, additional advertising expenses, and the creation of a new division, customer satisfaction, to provide support for our company's products.

     General and administrative expenses were $1,876,000 for the year ended September 30, 1999 as compared to $1,925,000 for the year ended September 30, 1998. The decrease is attributable to lower expenditures in various areas.

     Research and development expenses were $534,000 for the year ended September 30, 1999 as compared to $412,000 for the year ended September 30, 1998. The increase is attributable to hiring of additional staff and to higher compensation.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30 1999, the Company had cash of approximately $418,000 and total current assets of approximately $1,085,000 and total current liabilities of $840,000.

     The Company had a net loss of approximately $2,766,000 for the year ended September 30, 1999 and negative operating cash flow of approximately $2,187,000. The Company's negative cash flow for the year was funded by proceeds from private placements of our common stock.

     On September 30, 1999, the capital resources available to the Company were not adequate to finance the Company's activities for the quarter ending December 31, 1999. Pursuant to a loan agreement with eB2B Commerce, Inc., our company has received $250,000 in November 1999, $1,000,000 in December 1999 and expects to receive an additional $750,000 before year end. Management expects that the Company's cash flow will be sufficient to last through June 30, 2000, by which time our company anticipates having consummated the merger with eB2B Commerce, Inc. If the merger is not consummated, or if the cash available before the consummation of the merger is insufficient to meet our company's needs, our company will need to conduct additional financing activities. There can be no assurance that such financing activities will be successful.

     On December 3, 1998, our company closed on a second private placement of Series A 6% convertible preferred stock with The Shaar Fund, Ltd. In this second private placement, The Shaar Fund, Ltd. purchased 625 additional shares of our Series A 6% convertible preferred stock and an additional 50,000 common stock purchase warrants with a term of three (3) years and an exercise price of $6.00 for an aggregate price of $500,000. Our company received net proceeds of approximately $415,000.

     On February 16, 1999, our company completed a private placement to The Shaar Fund, Ltd. of 500 shares of our company's Series B 6% convertible preferred stock and 45,000 common stock purchase warrants. The total offering price was $500,000, and our company received net proceeds of approximately $375,000. Trautman Kramer & Company Incorporated, acting as placement agent for the private placement, received a fee of $50,000 and additional compensation of 50,000 common stock purchase warrants exercisable at $7.00 per share.

     On April 26, 1999, our company completed a private placement to Cranshire Capital, L.P. and Keeway Investments, Ltd. of 235,295 shares of our company's common stock. The total offering price was $1,000,000 and our company received net proceeds of approximately $940,000.

     On May 12, 1999, our company completed a second private placement of the Series B 6% convertible preferred stock to The Shaar Fund, Ltd. This private placement included 1,000 shares of our company's Series B 6% convertible preferred stock and 90,000 common stock purchase warrants for an aggregate price of $1,000,000. Our company received net proceeds of $750,000 and used the proceeds for general operating expenses.

     Some of the statements under "Management's Discussion and Analysis or Plan of Operation," "Business" and elsewhere in this annual report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "thinks," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
DynamicWeb Enterprises, Inc.
Fairfield, New Jersey

We have audited the accompanying balance sheet of DynamicWeb Enterprises, Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of DynamicWeb Enterprises, Inc. and subsidiaries as of September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred net losses and cash outflows from operations for each of the years ended September 30, 1999 and 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
November 19, 1999

With respect to Note M[3]
November 23, 1999

With respect to Note M[4]
December 17, 1999

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

BALANCE SHEET
SEPTEMBER 30, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                                         $   418,000
   Accounts receivable, net of allowance for doubtful accounts of $102,000                               627,000
   Prepaid expenses and other current assets                                                              40,000
                                                                                                     -----------

        Total current assets                                                                           1,085,000

Property and equipment, net                                                                              459,000
Patents and trademarks, net of accumulated amortization of $19,000                                        23,000
Customer list, net of accumulated amortization of $57,000                                                 43,000
Software license agreements, net of accumulated amortization of $113,000                                  73,000
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $72,000          436,000
Other assets                                                                                              14,000
                                                                                                     -----------

                                                                                                     $ 2,133,000
                                                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                  $   305,000
   Accrued expenses                                                                                      396,000
   Other liabilities                                                                                      12,000
   Current portion of capital lease obligations                                                           32,000
   Deferred revenue                                                                                       95,000
                                                                                                     -----------

        Total current liabilities                                                                        840,000

Capital lease obligations, net of current portion                                                         24,000
                                                                                                     -----------

        Total liabilities                                                                                864,000
                                                                                                     -----------
Commitments, contingency and other matters (Notes K, L and M)

Stockholders' equity:
   Preferred stock - par value to be determined with each issue; 5,000,000 shares authorized: Series A - 6% cumulative, convertible, $.001 par value;
      1,375 shares issued and outstanding,
        aggregate liquidation value $1,787,500                                                         1,110,000
      Series B - 6% cumulative, convertible, $.001 par value; 1,500 shares issued and outstanding,
        aggregate liquidation value $2,025,000                                                         1,027,000
   Common stock - $.0001 par value; 50,000,000 shares authorized; 2,637,076 shares issued and outstanding
   Additional paid-in capital                                                                          8,508,000
   Unearned portion of compensatory stock options                                                        (78,000)
   Accumulated deficit                                                                                (9,298,000)
                                                                                                     -----------

        Total stockholders' equity                                                                     1,269,000
                                                                                                     -----------

                                                                                                     $ 2,133,000
                                                                                                     ===========

See notes to financial statements

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                 --------------------------
                                                                                      1999          1998*
                                                                                 -----------    ------------
Revenues:
   Transaction subscription processing                                           $   882,000    $   419,000
   Consulting services                                                             1,494,000        601,000
   Network development                                                               669,000        167,000
                                                                                 -----------    -----------

                                                                                   3,045,000      1,187,000
                                                                                 -----------    -----------


Cost of revenues:
   Transaction subscription processing                                               598,000        240,000
   Consulting services                                                               893,000        427,000
   Network development                                                               299,000         52,000
                                                                                 -----------    -----------

                                                                                   1,790,000        719,000
                                                                                 -----------    -----------

                                                                                   1,255,000        468,000
                                                                                 -----------    -----------

Expenses:
   Marketing and sales                                                             1,638,000        734,000
   General and administrative                                                      1,876,000      1,925,000
   Research and development                                                          534,000        412,000
                                                                                 -----------    -----------

                                                                                   4,048,000      3,071,000
                                                                                 -----------    -----------


Loss from operations before gain on sale of asset, interest expense and income    (2,793,000)    (2,603,000)
Gain on sale of asset                                                                 12,000
Interest expense (including amortization of debt discount and deferred
   financing fees of $310,000 in 1998)                                                (5,000)      (374,000)
Interest income                                                                       20,000         23,000
                                                                                 -----------    -----------

NET LOSS                                                                          (2,766,000)    (2,954,000)
Cumulative dividends on preferred stock, including imputed dividends              (1,699,000)       (77,000)
                                                                                 -----------    -----------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS                                       $(4,465,000)   $(3,031,000)
                                                                                 ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $(1.81)        $(1.56)
                                                                                    ======         ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                  2,460,287      1,944,132
                                                                                 ===========    ===========

*  Reclassified to conform to current year's presentation

See notes to financial statements

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                   SERIES A                   SERIES B
                                                                  CONVERTIBLE               CONVERTIBLE              COMMON STOCK -
                                                                PREFERRED STOCK           PREFERRED STOCK           PAR VALUE $.0001
                                                             SHARES       AMOUNT        SHARES        AMOUNT       SHARES     AMOUNT
                                                            --------     -------       -------       -------      ---------   ------
BALANCE - OCTOBER 1, 1997                                                                                         2,074,710
Contribution of common shares from officers/stockholders                                                          (654,597)
Proceeds from public offering (net of costs of $1,221,000)                                                          733,334
Shares issued and issuable to acquire subsidiary                                                                    102,500
Compensation expense for stock options
Proceeds from private placement of Series A preferred
 shares and warrants (net of costs of $96,000)                   875    $  335,000
Imputed dividend on Series A preferred stock                                67,000
Dividend accrued on Series A preferred stock
Options issued for investor relations services
Correction of shares issuable to acquire subsidiary                                                                  12,936
Net loss
                                                             -------    ----------     --------      --------    ----------   ------

BALANCE - SEPTEMBER 30, 1998                                     875       402,000                                2,268,883        -
Proceeds from private placement of Series A preferred shares
 (net of costs of $85,000                                        625       415,000
Proceeds from private placement of Series B preferred shares
 (net of costs of $370,000                                                                1,500      $550,000
Conversion of Series A preferred shares to common stock         (125)      (83,000)                                  95,420
Imputed dividends on Series A preferred stock                              376,000
Imputed dividends on Series B preferred stock                                                         477,000
Stock options granted
Compensation expense for stock options
Proceeds from exercise of common stock options                                                                       20,728
Options issued for investor related services
Shares issued for investor related services                                                                          16,750
Options issued for consulting related services
Options issued for settlement of a lawsuit
Proceeds from issuance of common stock in private placement                                                         235,295
Dividends accrued on Series A and B preferred stock
Net loss
                                                             -------    ----------     --------    ----------    ----------   ------
BALANCE - SEPTEMBER 30, 1999                                  1,375     $1,110,000        1,500    $1,027,000     2,637,076        -
                                                             =======    ==========     ========    ==========    ==========   ======


                                                                                       UNEARNED
                                                                      ADDITIONAL      PORTION OF
                                                                       PAID-IN       COMPENSATORY      ACCUMULATED
                                                                       CAPITAL      STOCK OPTIONS        DEFICIT          TOTAL
                                                                     ------------   ----------------   -------------   ------------
BALANCE - OCTOBER 1, 1997                                            $  3,131,000   $   (204,000)     $ (3,578,000)    $  (651,000)
Contribution of common shares from officers/stockholders
Proceeds from public offering (net of costs of $1,221,000)              3,179,000                                        3,179,000
Shares issued and issuable to acquire subsidiary                          526,000                                          526,000
Compensation expense for stock options                                                   115,000                           115,000
Proceeds from private placement of Series A preferred
 shares and warrants (net of costs of $96,000)                            444,000                                          779,000
Imputed dividend on Series A preferred stock                              (67,000)                                               0
Dividend accrued on Series A preferred stock                              (10,000)                                         (10,000)
Options issued for investor relations services                            205,000                                          205,000
Correction of shares issuable to acquire subsidiary
Net loss                                                                                                (2,954,000)     (2,954,000)
                                                                    -------------   ------------      ------------     -----------

BALANCE - SEPTEMBER 30, 1998                                            7,408,000        (89,000)       (6,532,000)       1,189,000
Proceeds from private placement of Series A preferred shares
 (net of costs of $85,000                                                                                                   415,000
Proceeds from private placement of Series B preferred shares
 (net of costs of $370,000                                                580,000                                         1,130,000
Conversion of Series A preferred shares to common stock                    83,000                                                 0
Imputed dividends on Series A preferred stock                            (376,000)                                                0
Imputed dividends on Series B preferred stock                            (477,000)                                                0
Stock options granted                                                     113,000       (113,000)                                 0
Compensation expense for stock options                                                   124,000                            124,000
Proceeds from exercise of common stock options                             50,000                                            50,000
Options issued for investor related services                               94,000                                            94,000
Shares issued for investor related services                                85,000                                            85,000
Options issued for consulting related services                             16,000                                            16,000
Options issued for settlement of a lawsuit                                140,000                                           140,000
Proceeds from issuance of common stock in private placement               940,000                                           940,000
Dividends accrued on Series A and B preferred stock                      (148,000)                                         (148,000)
Net loss                                                                                                (2,766,000)      (2,766,000)
                                                                   --------------   ------------      ------------      -----------
BALANCE - SEPTEMBER 30, 1999                                         $  8,508,000   $    (78,000)     $ (9,298,000)     $ 1,269,000
                                                                   ==============   ============      ============      ===========

                                       25






DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS



                                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                                ------------------------------
                                                                                                     1999            1998
                                                                                                --------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                     $  (2,766,000)  $  (2,954,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                   221,000         115,000
      Amortization of compensatory stock options                                                      124,000         115,000
      Gain on sale of asset                                                                           (12,000)
      Provision for bad debts                                                                          61,000
      Amortization of debt discount and deferred financing fees                                                       310,000
      Options and shares issued for services                                                          335,000         205,000
      Changes in:
        Accounts receivable                                                                          (417,000)       (124,000)
        Prepaid expenses and other current assets                                                     (14,000)         (1,000)
        Accounts payable                                                                               66,000          57,000
        Other assets                                                                                   (5,000)
        Other liabilities                                                                              12,000
        Accrued expenses                                                                              130,000         (71,000)
        Deferred revenue                                                                               78,000           2,000
                                                                                                -------------   -------------

           Net cash used in operating activities                                                   (2,187,000)     (2,346,000)
                                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                             (191,000)       (207,000)
   Proceeds from sale of equipment                                                                    205,000
   Acquisition of patents and trademarks                                                                              (11,000)
   Acquisition of software licenses                                                                   (36,000)       (150,000)
   Acquisition of subsidiary, net of $3,000 of cash acquired                                                          (22,000)
                                                                                                -------------   -------------

           Net cash used in investing activities                                                      (22,000)       (390,000)
                                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt                                                                          (11,000)         (7,000)
   Proceeds from issuance of common stock                                                             990,000       3,307,000
   Proceeds from loans - banks                                                                                         73,000
   Payment of loans - banks                                                                          (187,000)        (97,000)
   Loans from officer/stockholder                                                                     100,000         115,000
   Payment of officer/stockholder loans                                                              (100,000)       (232,000)
   Proceeds from issuance of preferred stock and warrants                                           1,545,000         779,000
   Payment of subordinated notes payable                                                                           (1,100,000)
                                                                                                -------------   -------------
           Net cash provided by financing activities                                                2,337,000       2,838,000
                                                                                                -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             128,000         102,000
Cash and cash equivalents, beginning of year                                                          290,000         188,000
                                                                                                -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $     418,000   $     290,000
                                                                                                =============   =============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   On May 1, 1998, the Company acquired Design Crafting, Inc. in exchange for common stock (see Note D)
   Acquisition of fixed assets through capital leases                                           $      67,000
   Conversion of Series A preferred shares to common stock                                      $      83,000
   Dividends accrued on Series A and B preferred shares                                         $     148,000
   Accretion of Series A and B preferred shares                                                 $   1,551,000   $      67,000
   Stock options granted                                                                        $     113,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the year                                                       $       5,000   $      89,000



See notes to financial statements

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE A - BASIS OF PRESENTATION

On September 30, 1998, the Company merged with its subsidiaries, accordingly the accompanying financial statements for the year ended September 30, 1998 include the accounts of DynamicWeb Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,766,000 and $2,954,000 for the years ended September 30, 1999 and 1998, respectively, and also incurred substantial negative cash flows from operations during such years. Accordingly, although the Company has a positive stockholders' equity and working capital at September 30, 1999 and obtained additional proceeds from sale of preferred and common shares as described in Note H, the Company's resources may be depleted before the Company markets and derives significant revenues from its products and services. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability through the successful marketing of its products and services. The Company has entered into a merger agreement as described in Note M. There is no assurance that the Company will obtain additional financing or that the Company's products and services will be commercially successful.


NOTE B - THE COMPANY

The Company is primarily in the business of providing services, including developing, marketing and supporting software products that enable business entities to engage in electronic commerce utilizing the Internet and traditional Electronic Data Interchange ("EDI").


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    REVENUE RECOGNITION:

       The Company's revenues, which are derived primarily from services, include implementation fees, transaction fees and consulting fees. Implementation fees, which relate to the installation of software enabling use of EDI, are recognized upon completion of installation. Transaction fees, which are earned on a per transaction basis, are recognized when transactions are processed and consulting fees are recognized as services are performed. The Company also sells computer equipment and software and recognizes revenue upon shipment.

       In October 1997, the AICPA issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which the Company adopted, effective October 1, 1997. Such adoption had no effect on the Company's methods of recognizing revenue from its service and sales activities.

       Deferred revenue represents revenue billed in advance for consulting and implementation services.

[2]    CASH EQUIVALENTS:

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]    DEPRECIATION:

       Property and equipment are recorded at cost. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

[4]    INTANGIBLE ASSETS:

       a)  Cost in excess of fair value of net assets acquired:

           The cost in excess of the fair value of identifiable net assets acquired relates to the acquisition of Design Crafting, Inc. (see Note D) and is being amortized over ten years.

       b)  Customer list:

           Customer list relates to the acquisition of Software Associates, Inc. (see Note D) and is being amortized over five years.

       c)  Patents and trademarks:

           Costs to obtain patents and trademarks have been capitalized. The Company has submitted numerous applications which are currently pending. These costs are being amortized over five years.

       d)  Software license agreements:

           Software license agreements acquired by the Company are being amortized over the periods of the license agreements which range from two to five years.

[5]    IMPAIRMENT OF LONG-LIVED ASSETS:

       Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present. Management estimates that the undiscounted future cash flows generated by those assets are sufficient to recover the assets' carrying amount. An impairment loss would be measured by comparing the fair value of the asset to its carrying amount.

[6]    RESEARCH AND DEVELOPMENT:

       Development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalizes costs incurred in producing such computer software, in accordance with current accounting standards, after capitalization criteria have been met.

[7]    ADVERTISING AND PROMOTION COSTS:

       Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $156,000 and $260,000 for the years ended September 30, 1999 and 1998, respectively.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]      INCOME TAXES:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

         In 1999, net loss per share of common stock is based on the weighted average number of shares outstanding. In 1998, net loss per share of common stock also included, prior to their issuance, shares which were issuable in connection with interim financings and after giving retroactive effect to (i) the reverse stock split effected in January 1998 (see Note H[1]) and (ii) the contribution of 654,597 common shares back to the Company in exchange for warrants in December 1997 (see Note
         H). Contingent shares issuable in connection with the acquisition of Software Associates, Inc. (see Note H) are excluded from the weighted average shares outstanding. Net loss has been increased by dividends accrued on cumulative convertible preferred stock, including imputed dividends attributable to a beneficial conversion feature and the value of warrants issued together with the preferred stock, to determine net loss per share of common stock (see Note H).

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

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE D - ACQUISITIONS

On November 30, 1996, the Company acquired all the outstanding stock of Software Associates, Inc. in exchange for 224,330 shares of common stock. Software Associates is a service bureau engaged in the business of helping companies realize the benefits of expanding their data processing and electronic communication infrastructure through the use of EDI. The Company further agreed to issue up to 178,420 additional shares of its common stock in the event that the average closing bid price of the Company's common stock does not equal $21.565 per share for the five trading days immediately prior to January 30, 2000. The acquisition agreement also required the Company to issue options for the purchase of 6,521 shares of its common stock to employees of Software Associates, Inc., which were issued in August 1997. The acquisition, which was accounted for as a purchase, was recorded at a total cost of $885,000, including related expenses, of which $714,000 was allocated to purchased research and development which was charged to operations upon acquisition.

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


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 1999:

                                                                                            ESTIMATED
                                                                                             USEFUL
                                                                                              LIFE
                                                                                        ------------------
       Office equipment                                                 $    104,000         5 years
       Computer equipment (includes a capitalized lease of $67,000)          283,000         5 years
       Automobiles                                                            16,000         5 years
       Leasehold improvements                                                 38,000   Shorter of life of
                                                                                            lease or
                                                                                           useful life
                                                                                            of asset
       Capitalized software                                                  226,000         3 years
                                                                        ------------

                                                                             667,000
       Less accumulated depreciation and amortization                       (208,000)
                                                                        ------------

                                                                        $    459,000
                                                                        ============

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE F - LINES OF CREDIT

The Company has two lines of credit aggregating $ 117,000 which are personally guaranteed by an officer/stockholder of the Company and have interest rates of 2 1/4% and 4 1/4% above the bank's prime lending rate. There was no debt outstanding as of September 30, 1999.


NOTE G - OBLIGATIONS

[1]      The Company has capital leases consisting of the following:

         The Company entered into capital leases with interest rates ranging from 2.7% to 13.6%. Monthly installments due in fiscal 2000 and 2001 total $32,000 and $24,000, respectively.

[2] During fiscal year 1999, the Company paid off an existing mortgage that was due July 2019 that had been payable at an interest rate of the lower of prime plus 2%. The Company also paid off an auto loan that was due in June 1999.


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

[2] On April 30, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 24 units for an aggregate amount of $600,000. The placement agent received a fee and nonaccountable expense allowance aggregating $78,000 or 13% of the private placement offering. Financing fees in this transaction were approximately $108,000. Each unit consisted of a $25,000 subordinated promissory note bearing interest at 8% and 3,115 shares of the Company's common stock. The notes were repaid from the net proceeds of the Company's public offering in February 1998. The 3,115 shares of common stock in each unit, issued on November 6, 1997, aggregate to 74,760 shares of common stock. The common stock was valued at a fair value of $450,000 and $150,000 was allocated to the notes. Debt discount of $450,000 and deferred financing fees of $108,000 were amortized over the period to the expected completion date (October 31, 1997) of the Company's public offering of securities. The Company completed its public offering in February 1998. During the year ended September 30, 1998, financing costs attributable to this offering of $93,000 were charged to operations. The effective interest rate on the note was approximately 191%.

[3] On August 27, 1997, pursuant to Regulation D, the Company completed a private placement whereby it sold 20 units for an aggregate amount of $500,000. The placement agent received a fee and nonaccountable expense allowance aggregating $65,000 or 13% of the private placement offering. Financing fees in this transaction were approximately $72,500. Each unit consisted of a $25,000 subordinated promissory note bearing interest at 8% and 3,333 shares of the Company's common stock. In connection with this transaction, two officers of the Company contributed 66,660 shares of the Company's common stock valued at $400,000 back to the Company which then, on November 6, 1997, reissued such shares in the private placement. The notes were repaid from the net proceeds of the Company's public offering in February 1998.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE H - STOCKHOLDERS' EQUITY AND INTERIM FINANCING  (CONTINUED)

[3]      (CONTINUED)

         The common stock was valued at a fair value of $400,000 and $100,000 was allocated to the notes. Debt discount of $400,000 and deferred financing fees of $72,500 were amortized over the period to the expected completion date (October 31, 1997) of the Company's public offering of securities. The Company completed its public offering in February 1998. During the year ended September 30, 1998, financing costs attributable to this offering of $255,000 were charged to operations. The effective interest rate on the notes was approximately 525%.

[4] On December 23, 1997, in connection with a contemplated public offering, certain of the Company's existing stockholders contributed 654,597 shares of the Company's common stock back to the Company and received 125,000 warrants. The warrants, which expire on December 23, 2007, entitle the holder to purchase the Company's common stock at $6.00 per share. The contributed shares were canceled and retired. In addition, contingent shares issuable in connection with the acquisition of Software Associates, Inc. (see Note D) were reduced from 297,367 shares to 178,420 shares.

[5] On February 6, 1998, the Company completed a public offering of 733,334 shares of its common stock at $6.00 per share and received net proceeds of approximately $3,179,000.

[6] On August 7, 1998, the Company completed a private placement for net proceeds of approximately $779,000, which consisted of 875 shares of Series A, 6% cumulative, convertible preferred stock, par value $0.001 per share, together with 87,500 Common Stock Purchase Warrants which expire on August 7, 2001 and have an exercise price of $6.00 per share. The preferred shares have a liquidation preference of the stated face value of $875,000 plus 30% of the stated face value plus cumulative dividends. Dividends, which are payable in cash or common shares at the option of the Company, are due quarterly, commencing September 30, 1998, based upon the liquidation value. The holder is eligible to convert 33-1/3% of the preferred shares to common stock after 60 days from the closing date increasing to 100% of the preferred shares after 120 days from the closing date. Each preferred share is convertible at the lesser of (i) $5.50 or (ii) 85% of the market price of the common stock, as defined (Market Price) within 180 days, 80% of the Market Price between 180 and 360 days and 78% of the Market Price after 360 days. The holder of preferred shares may not convert to the extent that the holder will be the beneficial owner of 5% or more of the outstanding common shares. The Company may redeem all the remaining outstanding preferred shares at 125% of the stated value together with all accrued and unpaid dividends thereon.

         Proceeds from the private placement were allocated to the warrants based on their estimated fair value and to the beneficial conversion feature of the preferred shares based on that feature's intrinsic value assuming the conversion terms most beneficial to the investor. Amounts allocated aggregating $444,000 were credited to additional paid-in capital and are being accounted for as imputed dividends to the preferred stockholders over a one year period from date of issuance. Imputed dividends accreted, which amounted to $376,000 and $67,000, respectively, through September 30, 1999 and 1998, increases the carrying value of the preferred shares.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE H - STOCKHOLDERS' EQUITY AND INTERIM FINANCING  (CONTINUED)

[6]   (CONTINUED)

       On December 3, 1998, the Company completed a private placement for net proceeds of approximately $455,000 which consisted of 625 shares of Series A, 6% cumulative, convertible preferred stock having a stated value of $500,000 together with 50,000 common stock purchase warrants which expire on December 1, 2001 and have an exercise price of $6.00 per share. The shares are convertible into common stock. For purposes of conversion, these preferred shares are deemed to have been outstanding as of August 7, 1998 and the buyer may convert at the lesser of (i) $5.50 or
       (ii) 80% of the Market Price between 180 and 360 days after August 7, 1998 and 78% of the Market Price after 360 days from such date. On December 3, 1998, 125 preferred shares were converted to 95,420 shares of common stock. Imputed dividends accreted, which amounted to $416,000 through September 30, 1999 increasing the carrying value of the preferred stock.

[7] On February 12, 1999, pursuant to Regulation D, the Company completed a private placement of 500 shares of Series B, 6% cumulative, convertible preferred stock, par value $0.001 per share (the "preferred stock") and 45,000 common stock purchase warrants (the "Common Stock Purchase Warrants") for an aggregate amount of $500,000. The placement agent received a $50,000 fee on the private placement offering. The warrants expire on February 12, 2004 and have an exercise price of $8.93 per share. The Series B preferred stock has a conversion value of $1,000 per share. The Series B preferred stock will be converted automatically on February 12, 2002.

[8] On May 12, 1999, pursuant to Regulation D, the Company completed a private placement of 1,000 shares of Series B, 6% cumulative, convertible preferred stock, par value $0.001 per share and 90,000 common stock purchase warrants for an aggregate amount of $1,000,000. The placement agent received a $75,000 fee on the private placement offering. Other expenses of the offering amounted to $175,000. The warrants expire on May 12, 2004 and have an exercise price of $8.93 per share. The Series B preferred stock has a conversion value of $1,000 per share. The Series B preferred stock will be converted automatically on May 12, 2002.

[9] On April 22, 1999, the Company completed a private placement of 235,295 shares of its common stock at $4.25 per share and received net proceeds of approximately $940,000.

[10] The Company's outstanding warrants as of September 30, 1999 is as follows:


                                                                                    EXERCISE        EXPIRATION
                               DESCRIPTION                            SHARES         PRICE            DATE
          ------------------------------------------------        ------------      --------    ------------------
          Warrants issued in connection with contribution
              of stock                                                 125,000      $6.00       December 23, 2007
          Warrants issued with first issuance of preferred
              stock Series A                                            87,500      $6.00       August 7, 2001
          Warrants issued with second issuance of
              preferred stock Series A                                  50,000      $6.00       December 1, 2001
          Warrants issued with first issuance of preferred
              stock Series B                                            45,000      $8.93       February 12, 2004
          Warrants issued with second issuance of
              preferred stock Series B                                  90,000      $8.93       May 12, 2004
                                                                  ------------

                                                                       397,500
                                                                  ============

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999



NOTE I - STOCK OPTION PLANS

[1]    DIRECTOR STOCK OPTION PLAN:

       On April 28, 1997, the Board of Directors adopted a stock option plan for outside directors (the "Director Plan") under which nonqualified stock options may be granted to outside directors to purchase up to 78,254 shares of the Company's common stock. The Director Plan was approved by the stockholders on June 12, 1997. Pursuant to the Director Plan, each director is to be granted options to purchase 3,912 shares of the Company's common stock at each annual meeting of stockholders at which directors are elected. Options may be exercised for ten years and one month after the date of grant and may not be exercised during an eleven-month period following the date of grant unless there is a change in control, as defined, or the compensation committee waives the eleven-month continuous service requirement. During each of the years ended September 30, 1999 and 1998, 11,736 options were granted to directors to purchase the Company's common stock pursuant to the Director Plan; such options, which were granted at prices equivalent to the market value of the common stock at dates of grant, are exercisable immediately and expire on September 9, 2009 and October 31, 2008.

[2]    EMPLOYEE STOCK OPTION PLAN:

       On March 7, 1997, the Board of Directors adopted the Company's 1997 employee stock option plan (the "Plan"), which was amended by the Board of Directors on April 29, 1997, under which incentive stock options and nonqualified stock options may be granted to purchase up to 334,764 shares of the Company's common stock. The Plan was approved by the stockholders on June 12, 1997. Incentive stock options are to be granted at a price not less than the market value of the common stock on the date of grant, or 110% of such market value to an individual who owns more than ten percent of the voting power of the outstanding stock. Nonqualified stock options are to be granted at a price determined by the Company's compensation committee. On August 8, 1997, the Company granted 105,575 nonqualified options to its employees to purchase the Company's common stock. The options, which were granted at an exercise price below market value, expire on August 7, 2007. On September 11, 1997, the Company granted options to its President to purchase 104,338 shares of the Company's common stock at $3.83 per share which expire in ten years and vest over a three-year period. The market value of the stock at date of grant was $4.55 per share. The Company recorded $494,000 of unearned compensation relating to options granted to the President and other employees, of which $124,000 and $115,000 was charged to operations for the years ended September 30, 1999 and 1998, respectively, and $78,000 is to be charged to operations over the remaining vesting periods of the options.

[3]    OTHER GRANTS, AWARDS AND EQUITY ISSUANCES:

       In April 1998, the Company granted options to purchase 90,000 shares of common stock at $5.50 per share as compensation to individuals other than employees for investment relation services. The options are exercisable immediately and expire in April 2000. The estimated fair value of the options which amounted to $205,000 was charged to operations during fiscal 1998.

       During fiscal year 1999, the Company granted options to employees and nonemployees to purchase 83,000 shares of common stock at exercise prices ranging from $2.63 to $5.9375, of those, 50,000 options were in the money when granted. The options exercise immediately and expire ranging from November 2003 to November 2009. The estimated fair value of the options which amounted to $250,000 was charged to operations during fiscal year 1999.

       During fiscal year 1999, the Company issued 16,750 shares of common stock as compensation for investment related services. The market value of the shares issued amounted to $85,000 and was charged to operations during fiscal 1999.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE I - STOCK OPTION PLANS  (CONTINUED)

[3]      OTHER GRANTS, AWARDS AND EQUITY ISSUANCES:  (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended September 30 is as follows:

                                                                     1999                           1998
                                                          -----------------------------       --------------------------
                                                                              WEIGHTED                       WEIGHTED
                                                                              AVERAGE                         AVERAGE
                                                                              EXERCISE                       EXERCISE
                                                              SHARES           PRICE            SHARES         PRICE
                                                          -----------        ----------       ----------     -----------
         Balance outstanding - at beginning
            of year                                           320,776         $3.78           219,040         $3.06
         Granted                                              247,173          4.03           101,736          5.35
         Exercised                                            (46,956)         3.22
         Returned/cancelled                                   (17,999)         1.94
                                                          -----------                     -----------

         Balance outstanding - at end of year                 502,994          4.02           320,776          3.78
                                                          ===========                     ===========

         Exercisable at end of year                           451,910          4.05           252,090          3.86
                                                          ===========                     ===========


                                                           WEIGHTED
                                                            AVERAGE
                                        NUMBER OF         CONTRACTUAL        NUMBER OF
                  EXERCISE               OPTIONS           REMAINING          OPTIONS
                   PRICE               OUTSTANDING      LIFE (IN YEARS)    EXERCISEABLE
               -------------          ------------      --------------     -------------
               $0.00 - $1.99          $     88,840         1.2-7.9          $   63,840
               $2.00 - $2.99                25,000           4.1                25,000
               $3.00 - $3.99               175,569         7.9-9.9             149,485
               $4.00 - $4.99                74,284           8-10               74,284
               $5.00 - $5.99                97,700          .5-9.6              97,700
               $6.00 - $6.99                40,801           5-9.6              40,801
               $7.00 - $7.99                   800           9.6                   800
                                      ------------                         ------------
                                      $    502,994                          $  451,910
                                      ============                         ============


As indicated in Note C[12], the Company elected to account for its employee stock based compensation under APB 25. Had compensation cost for stock option grants been determined based on the fair value at the grant dates for awards consistent with the method provided by SFAS No. 123, the Company's loss and loss per share attributable to common stockholders would have been increased to the pro forma amounts indicated below.

                                                                                               YEAR ENDED
                                                                                              SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                         1999               1998
                                                                                   ----------------   --------------
         Net loss attributable to common stockholders          As reported         $  (4,465,000)     $  (3,031,000)
                                                               Pro forma           $  (5,123,000)     $  (3,311,000)
         Net loss attributable to common stockholders
           per share - basic and diluted                       As reported              $(1.81)            $(1.56)
                                                               Pro forma                $(2.08)            $(1.70)

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE I - STOCK OPTION PLANS  (CONTINUED)

The resulting pro forma effect on net loss and net loss per share disclosed above is not necessarily representative of the effects on reported operations for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The weighted average fair value of the options granted to employees during the years ended September 30, 1999 and 1998 is estimated at $2.66 and $3.33, respectively, using the Black-Scholes option-pricing model with the following assumptions:


                                                                           YEAR ENDED
                                                                          SEPTEMBER 30,
                                                                    -----------------------
                                                                        1999          1998
                                                                    ------------    -------
       Risk free interest rates                                     4.39-5.99%      5.43%
       Dividend yield                                                   0%             0%
       Volatility                                                      70%            70%
       Expected life of options (in years)                             2-10           10


NOTE J - INCOME TAXES

The Company has a federal net operating loss carryforward of approximately $7,380,000 as of September 30, 1999 of which $1,966,000 expires through 2012, $2,632,000 expires in 2018 and $2,782,000 expires in 2019.

The Tax Reform Act of 1986 contains provisions which limits the net operating loss carryforwards available for use in any given year should certain events occur, including significant changes in ownership interests. The utilization of approximately $3,257,000 of the Company's net operating loss carryover is limited to approximately $466,000 per year as a result of the Company's public offering (see Note H[5]).

The tax effects of principal temporary differences and net operating loss carryforwards are as follows as of September 30, 1999:

       Asset:
          Federal operating loss carryforwards                              $   2,509,000
          Compensation expense - stock options                                    114,000
          Accounts receivable allowance                                            21,000
          Accrual basis to cash basis adjustments                                   4,000
                                                                            -------------

                                                                                2,648,000
       Valuation allowance                                                     (2,648,000)

       Net deferred tax asset                                               $           0
                                                                            =============

A valuation allowance has been provided for the deferred tax asset as the likelihood of realization of the future tax benefits cannot be determined. The increase in the valuation allowance during fiscal 1999 and 1998 was approximately $530,000 and $988,000, respectively.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999



NOTE J - INCOME TAXES  (CONTINUED)

The differences between the statutory federal income tax rate and the effective tax rate are as follows:


                                                                         SEPTEMBER 30,
                                                                    ---------------------
                                                                       1999         1998
                                                                    ----------    -------
       Tax benefit at statutory rate                                   (34.0)%     (34.0)%
       Nondeductible items                                                .3          .4
       Increase in valuation allowance                                  33.7        33.6
                                                                    --------    --------

       Effective tax rate benefit                                   $      0%   $      0%
                                                                    ========    ========


NOTE K - COMMITMENTS AND OTHER MATTERS

[1]      LEASES:

       Future minimum lease payments under all leases as at September 30, 1999 are as follows:

                    YEAR ENDING                             CAPITAL       OPERATING        OFFICE
                   SEPTEMBER 30,                            LEASES         LEASES          LEASES
                 ----------------                          --------       ---------      ---------
                      2000                                 $ 32,000       $ 23,000       $ 100,000
                      2001                                   24,000         11,000          86,000
                      2002                                                   4,000          52,000
                      2003                                                                  12,000
                                                           --------       --------       ---------
                                                           $ 56,000       $ 38,000       $ 250,000
                                                           ========       ========       =========

Rent expense for the years ended September 30, 1999 and 1998 was $97,000 and $94,000, respectively.

[2]    EMPLOYMENT CONTRACTS:

       During 1999, the Company entered into a three-year employment contract with its President for an annual salary of $180,000 per year with an annual escalation of $20,000. Upon expiration of the employment contract, the term shall be automatically renewed for one year unless either party gives written notice prior to ninety days before the expiration date.

       In connection with the acquisition of Software Associates, Inc., the Company entered into an employment contract with Software Associates, Inc.'s sole stockholder/president. The agreement expires on November 30, 2001 and provides for annual salary of approximately $136,000 with a discretionary bonus as determined by the Board of Directors.

       In connection with the acquisition of Design Crafting, Inc., the Company entered into a one-year employment contract with Design Crafting, Inc.'s former stockholder for an annual salary of $140,000 plus commission. The employment contract expired on April 30, 1999 and automatically renews each year unless either party gives written notice prior to the annual renewal date.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE K - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

[3]    CONCENTRATION OF CREDIT RISK:

       The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit. As of September 30, 1999, the Company's bank balance exceeded approximately $195,000.

       The Company routinely evaluates the credit worthiness of its customers to limit its concentration of credit risk with respect to its trade receivables.

[4]    SIGNIFICANT CUSTOMERS:

       The Company had one customer that accounted for $888,000 or 29% of net sales for the year ended September 30, 1999 and one customer that accounted for $315,000 or 26% of net sales for the year ended September 30, 1998.


NOTE L - RELATED PARTY TRANSACTIONS

[1] The Company leases its office space through December 31, 2002 from a partnership whose partners are the Executive Vice President/stockholder of the Company and his wife. The lease provides for an annual increase in rent of three percent and requires the Company to pay condominium maintenance fees. Rent expense under the lease amounted to approximately $44,000 in 1999 and $43,000 in 1998.

[2] In March 1999, the Company received a short-term loan from a stockholder of $100,000 which the Company repaid from the net proceeds of the private placement described in Note H. During the year ended September 30, 1998, the Company received loans of $115,000 from its CEO/stockholder. The entire loan balance was repaid from the net proceeds of the public offering disclosed in Note H.


NOTE M - SUBSEQUENT EVENTS

[1]    MERGER:

       On November 10, 1999 the Company signed a binding letter agreement to enter into a merger agreement with a privately held company also engaged in the business-to-business e-commerce. The merger is subject to certain closing conditions including stockholder approval of both companies. For accounting purposes, the privately held company is expected to be treated as the acquirer.

       In conjunction with the merger agreement, the Company received loans from the privately held company totaling $750,000. Additional loans are anticipated. The loans accrue simple interest at the rate of 8% per year and are due on March 12, 2000. If loans are not repaid when due, the privately held company may choose to convert the value of the loans into shares of the Company's common stock. As additional consideration, the Company issued 2,500,000 warrants to purchase the Company's common stock and upon execution of the definitive merger agreement, an additional 5,000,000 warrants to purchase the Company's common stock.

[2]    CONVERSION OF PREFERRED SHARES:

       Subsequent to September 30, 1999, 930 shares of Series A preferred stock had been converted to 354,328 shares of common stock and all Series B preferred shares had been converted to 574,914 shares of common stock.

DYNAMICWEB ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE M - SUBSEQUENT EVENTS  (CONTINUED)

[3]    SETTLEMENT OF CONSULTING AGREEMENT:

       In November 1999, the Company issued warrants to purchase 27,000 shares of its common stock, valued at $140,000, and paid $17,000 in satisfaction of all claims arising from a consulting agreement entered into by the Company. The financial statements at September 30, 1999 provide for this transaction.

[4]    CONTINGENT MATTER:

       On December 17, 1999, an investment banker sued the Company for $3,500,000 which it claims it is due for introducing the parties in the merger referred to in Note M[1]. The Company has made no provision in connection with this claim.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our company does not have any changes in and disagreements with the accountants on accounting and financial disclosure.

                                    PART III


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
         THE SECURITIES EXCHANGE ACT OF 1934

NAMES, AGES AND POSITIONS OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains certain information with respect to the board of directors and the executive officers of our company, as of December 21, 1999:

Name                                      Age                Position
------------------------------------------------------------------------------------------
Steven L. Vanechanos, Jr. (1)              45                Chairman of the Board and
                                                             Chief Executive Officer

James D. Conners                           60                President and
                                                             Chief Operating Officer

Steve Vanechanos, Sr. (1)                  69                Director, Vice President,
                                                             Treasurer and Secretary

Kenneth R. Konikowski                      52                Director and
                                                             Executive Vice President

Denis Clark                                55                Director

Frank T. DiPalma (2)                       53                Director

Robert Droste (2)(3)(4)(5)                 46                Director

Robert J. Gailus (3)(5)                    50                Director

     (1)  Steve Vanechanos, Sr. is the father of Steven L. Vanechanos, Jr.

     (2) Member of the Compensation Committee during fiscal year 1998 and 1999. The Compensation Committee meets on an as-needed basis between meetings of the Board of Directors to discuss compensation-related matters. This Committee was formed in 1997.

     (3) Member of the Audit Committee of the Board of Directors during fiscal year 2000.

     (4) Member of the Audit Committee of the Board of Directors during fiscal year 1998 and 1999. The Audit Committee recommends an outside auditor for the year and reviews the financial statements and progress of our company. This Committee was formed in 1997.

     (5)  Member of the Compensation Committee during fiscal year 2000.

BIOGRAPHICAL AND OTHER INFORMATION

     Steven L. Vanechanos, Jr. became Chief Executive Officer and Chairman of the Board of Directors of our company on March 26, 1996. He was President of DynamicWeb Transaction Systems, Inc., a wholly-owned subsidiary of our company, from its incorporation in October 1995 until it merged with our company in September 1998. He also was a co-founder in 1981 of Megascore, Inc., which was a wholly-owned subsidiary of our company, and was its President from October 1985 until it merged with our company in September 1998. He has a Bachelor of Science degree in Finance and Economics from Fairleigh Dickinson University, Rutherford, New Jersey.

     James D. Conners became President and Chief Operating Officer of our company on August 26, 1997. Prior to joining our company, Mr. Conners served as the Vice President of Strategic Planning of Sterling Commerce, Inc. in 1996 and the Vice President of its Internet Business Unit in 1997. Prior to joining Sterling Commerce, Inc., Mr. Conners spent fifteen years at General Electric Company's GE Information Services in various sales and marketing positions, most recently as the General Manager in charge of the Ameritech Alliance. Mr. Conners graduated from the University of Detroit with a Bachelor of Science degree in Mathematics and a minor in Physics.

     Steve Vanechanos, Sr. became Vice President, Treasurer, Secretary and a director of our company on March 26, 1996. He was a co-founder of Megascore, Inc. in 1981 and DynamicWeb Transaction Systems, Inc. in 1995. He was Vice President of Megascore , Inc. from April 1985 and of DynamicWeb Transaction Systems, Inc. from October 1995 until the companies merged with our company in September 1998. He attended Newark College of Engineering in Newark, New Jersey for two (2) years. He continued his education with certifications from PSI Programming Institute in New York City and with courses in principles of accounting at ABA Institute, Hudson County Chapter.

     Kenneth R. Konikowski became the Executive Vice President and a director of our company on December 1, 1996. Prior to that date, Mr. Konikowski was President of Software Associates, Inc., which he founded in 1985. Software Associates, Inc. was a subsidiary of our company until it was merged into our company in September 1998. In addition to building Software Associates, Inc., Mr. Konikowski has been actively involved in the electronic data interchange industry for the past twelve (12) years and he continues to make numerous presentations about the subject. Mr. Konikowski earned a degree in marketing from Rutgers University in New Jersey.

     Denis Clark became a director of our company in June 1997. Mr. Clark served as Vice President of Sterling Commerce, Inc. from 1993 to 1996 and was employed by International Business Machines Corporation as a Director of Consulting from 1991 to 1992 and as a Director of Software Marketing from 1989 to 1991. Mr. Clark has been employed as regional vice president by Ajilon Services, Inc. since June

28, 1999. Previously, he was employed by Candle Corp. as Vice President of Application Management, a position he held from 1996 to December 31, 1998.

     Frank T. DiPalma became a director of our company on March 26, 1996. Since January 1997, Mr. DiPalma has been employed as Vice President of Operations and Engineering for Energy Corporation of America, Mountaineer Gas Division. Prior to that time, and during the past five years, he held various management positions for Public Service Electric and Gas, a public utility located in Newark, New Jersey. In 1995 and 1996, he was the owner of Palmer Associates, a management consulting company. Mr. DiPalma graduated from New Jersey Institute of Technology with a Bachelor of Science in Mechanical Engineering; Fairleigh Dickinson University with a Masters in Business Administration; and the University of Michigan's Executive Development Program.

     Robert Droste became a director of our company on March 26, 1996. Mr. Droste served as a director of Megascore, Inc. from 1985 and of DynamicWeb Transaction Systems, Inc. from February 1996 until the two companies merged into our company in September 1998. Since June 1987, Mr. Droste has been the Director of Administration and Manager of Internal Audit for Russ Berrie & Company, Inc., Oakland, New Jersey. He has a Bachelor of Science Degree in Accounting from Fairleigh Dickinson University, Rutherford, New Jersey.

     Robert J. Gailus became director of our company as of November 25, 1998. Mr. Gailus has been employed as the Founding Partner of Software Technology Venture Partners since January 1994. Mr. Gailus has been serving as a consultant to our company since November 1998. He has a Bachelor of Arts degree in American Studies from Columbia College and a Masters in Business Administration from the Columbia Graduate School of Business.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

     On December 1, 1996, our company entered into an employment contract with Kenneth R. Konikowski, executive vice president and a director of our company. The agreement expires on November 30, 2001. The agreement provides for an annual salary of approximately $136,000 per year, a bonus established at the discretion of our company's board of directors, and other benefits. Under the terms of the agreement, if Mr. Konikowski's employment is terminated by our company other than for "Cause," "Disability," or "Material Breach," or if he terminates his employment for "Good Reason," as these terms are defined in Mr. Konikowski's employment agreement, Mr. Konikowski is entitled to a lump sum amount equal to the base salary that he would be entitled to if he worked from the time of termination until November 30, 2001. This payment will be reduced by an interest rate that is equivalent to the rates for the latest two-year Treasury bill.

     On October 1, 1999, our company renewed the previous employment contract, dated August 26, 1997, with James D. Conners, the president of our company. The agreement has a three (3) year term, but it may be renewed automatically at the end of the initial three (3) year term for one (1) additional term, unless either party gives written notice prior to ninety (90) days prior to the date that the agreement expires. The agreement provides for an annual salary of $180,000 per year, with annual increases of $20,000 per year. If Mr. Conners' employment is terminated other than for "Cause," as defined in his employment agreement,

Mr. Conners is entitled to receive his base salary, incentive compensation and options for the balance of his employment period. In accordance with Mr. Conners' renewed employment contract, effective as of October 1, 1999, Mr. Conners was granted options to purchase 100,000 shares over a three (3) year period, subject to adjustments that become effective upon a change of control. Of these options, approximately 33,333 vest on each of September 30, 2000, September 30, 2001 and September 30, 2002.

     On March 1, 1998, our company entered into an employment contract with Steven L. Vanechanos, Jr., the chief executive officer, chairman and director of our company. The agreement expires on February 29, 2000, subject to extension upon mutual agreement by our company and Mr. Vanechanos. Under the agreement, Mr. Vanechanos shall receive a salary of $120,000 per year, a bonus established at the discretion of our company's board of directors, and other benefits. Under the agreement, if Mr. Vanechanos' employment is terminated by our company other than for "Cause," "Disability," or "Material Breach," or if he terminates his employment for "Good Reason," as these terms are defined in Mr. Vanechanos' employment agreement, Mr. Vanechanos is entitled to a lump sum amount equal to the base salary that he would be entitled to if he worked from the time of termination until the end of his employment period. This payment will be reduced by an interest rate that is equivalent to the rates for the latest two-year Treasury bill.

     On March 1, 1998, our company entered into an employment contract with Steve Vanechanos, Sr., the vice president, treasurer and secretary of our company. The agreement expires on February 29, 2000, but may be renewed automatically for one (1) year periods, unless either our company or Mr. Vanechanos provides at least ninety (90) days notice prior to the expiration date. The agreement provides for a base salary of $66,000 in the first year and $72,000 in the second year, and other benefits. Under the agreement, if Mr. Vanechanos' employment is terminated by our company other than for "Cause," "Disability," or "Material Breach," or if he terminates his employment for "Good Reason," as these terms are defined in Mr. Vanechanos' employment agreement, Mr. Vanechanos is entitled to a lump sum amount equal to the base salary that he would be entitled to if he worked from the time of termination until the end of his employment period. This payment will be reduced by an interest rate that is equivalent to the rates for the latest two-year Treasury bill.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our company's officers and directors and persons who own more than ten percent (10%) of a registered class of our company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) shareholders are required by the Securities and Exchange Commission regulation to furnish our company with copies of all Section 16(a) forms they file. The rules of the Securities and Exchange Commission regarding the filing of such statements require that "late filings" of such statement be disclosed in this Annual Report.

     Based solely on review of the copies of such forms furnished to our company, our company believes that, during the fiscal year ended September 30, 1999, its officers, directors and greater than ten percent (10%) beneficial owners complied with applicable Section 16(a) filing requirements.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table for the year ended September 30, 1999 shows salaries, bonuses, options, and long-term compensation paid during the last fiscal year for the chief executive officer and our company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                                             Annual Compensation               Long-Term Compensation
                                           ---------------------------  ------------------------------------------
                                                                                     Securities
                                                                         Options     Underlying         All Other
   Name and Principal Position             Fiscal Year    Salary($)     Awarded(#)  Options/SARs(#)   Compensation
-------------------------------------      -----------  --------------  ----------  ---------------   ------------
Steven L. Vanechanos, Jr.                     1999      $114,000(1)(2)         0              0         $9,200(3)
Chairman and Chief Executive Officer

James D. Conners                              1999      $160,000         154,338(4)     154,338         $20,000(5)
President and
Chief Operating Officer

Kenneth R. Konikowski                         1999      $135,600(2)            0              0         $11,000(6)
Executive Vice President


     (1) Mr. Vanechanos is entitled to an annual salary of $108,000 through February 1999, and $120,000 through February 2000.

     (2) Eligible for increases based on annual performance reviews pursuant to our company's policies and practices.

     (3) Includes $3,000,000 in life insurance, use of an automobile, and eligibility to participate in our company's 1997 Employee Stock Option Plan and our company's other employee benefit plans.

     (4) The employment agreement with Mr. Conners obligates our company to grant to Mr. Conners options to purchase 104,338 shares of our company's common stock during his employment period at an exercise price of $3.83 per share. Under the 1997 Employee Stock Option Plan, on September 11, 1997, Mr. Conners was granted 104,338 options. Of these options, 45,648 of the shares vested on August 25, 1998; 32,606 vested on August 25, 1999; and the remaining 26,084 will vest on August 25, 2000. In addition, under the 1997 Employee Stock Option Plan, on December 10, 1998, Mr. Conners was granted options to purchase 50,000 shares of our company's common stock at an exercise price of $1.27. Of these options, 25,000 vested on August 25, 1999 and the remaining 25,000 will vest on August 25, 2000.

     (5) Mr. Conners is entitled to receive a $1,300 per month housing allowance and use of an automobile. He is also eligible to participate in the 1997 Employee Stock Option Plan and our company's other employee benefit plans.

     (6) Includes $500,000 in life insurance, disability insurance, use of an automobile, and eligibility to participate in our company's 1997 Employee Stock Option Plan and our company's other employee benefit plans.

OPTION GRANTS TO EXECUTIVE OFFICERS DURING FISCAL YEAR 1999

     The following table for the year ended September 30, 1999 contains information concerning options granted during fiscal year 1999 to the chief executive officer and our other highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                                                  Percent of Total
                                   Number of     Options Granted to
                               Shares Underlying    Employees in       Exercise     Expiration        Grant Date
        Name                   Options Granted($)   Fiscal Year(%)    Price($/Sh)       Date        Present Value($)
-----------------------------------------------------------------------------------------------------------------------
Steven L. Vanechanos, Jr.              --                --               --             --               --

Kenneth R. Konikowski                  --                --               --             --               --

James D. Conners                      50,000            27.9%            $1.27           (1)          $63,500.00


     (1) Mr. Conners was granted options to purchase 50,000 shares on December 10, 1998 under the 1997 Employee Stock Option Plan. Of these options, 25,000 vested on August 25, 1999 and the remaining 25,000 will vest on August 25, 2000.

AGGREGATED OPTION/STOCK APPRECIATION RIGHTS ("SAR") EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR-END OPTION/SAR VALUES

     No options were exercised during fiscal year 1999 by the chief executive officer or our other highly compensated officers whose total annual salary and bonus exceeded $100,000.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The table below contains information, as of December 21, 1999, concerning the beneficial ownership of our company's common stock by the seven (7) members of our company's board of directors immediately prior to and/or after December 21, 1999; by the executive officers who are named in the Summary Compensation Table; by all directors and executive officers as a group; and by each person who owns of record or is known by the Board of Directors to have been the owner of more than five percent (5%) of our company's common stock as of December 21, 1999.

     Unless otherwise indicated in a footnote, each of the following persons held sole voting and investment power, as of December 21, 1999 over the shares listed as beneficially owned.

                                                              Beneficial Ownership of
                                                              Options Exercisable            Percent of
Name and Address                    Beneficial Ownership      within 60 Days of              Common
of Beneficial Owner                   of Shares(1)(2)         December 21, 1999(1)           Stock(3)
-----------------------------------------------------------------------------------------------------------
Steven L. Vanechanos, Jr.               281,202                      40,748                   8.50%
92 Clarken Drive
West Orange, New Jersey  07052

Steve Vanechanos, Sr. (4)               274,287                      40,626                   8.30%
96 Union Avenue
Rutherford, New Jersey  07070

Kenneth R. Konikowski                   134,598                           0                   3.50%
36 Pinebrook Road
Towaca, New Jersey  07082

James D. Conners                        103,255                      25,000                   3.40%
5506 Carnoustie Court
Dublin, Ohio  43017

Robert J. Gailus                              0                       6,667                      0%
50 Riverside Drive, Apt. 2-B
New York, New York  10024

Frank T. DiPalma (5)                     10,697                       4,913                   0.40%
179 Claremont Road
Ridgewood, New Jersey  07450

Robert Droste                            10,697                       4,230                   0.40%
24 Summit Road
Clifton, New Jersey  07012

Denis Clark                              10,697                       3,912                   0.40%
16628 Calle Brittany
Pacific Palisades, California  90272

All directors and executive             825,433                     126,096                  25.10%
officers as a group (8 persons)


     (1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the rules of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has voting rights or investment power or had the right to acquire beneficial ownership within sixty (60) days after December 21, 1999. Beneficial ownership may be disclaimed as to certain of the securities.

     (2) Information furnished by the directors and executive officers of our company.

     (3) Percentages based upon a total of (a) 3,666,985 shares outstanding as of December 21, 1999, plus (b) an additional 126,096 shares issuable within sixty (60) days of that date to directors under the 1997 Stock Option Plan for Outside Directors and other agreements.

     (4) All of such shares are held jointly by Mr. Vanechanos, Sr. and his spouse.

     (5) All of such shares are held jointly by Mr. DiPalma and his spouse.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with a financing for our company, Kenneth R. Konikowski, Steven L. Vanechanos, Jr. and Steve Vanechanos, Sr. contributed shares of our company's common stock to our company in December 1997 (89,732 shares for Mr. Konikowski, 184,135 shares for Mr. Vanechanos, Jr. and 182,191 shares for Mr. Vanechanos, Sr.).

     Our company has a lease agreement with the Mask Group for the period from December 1997 to December 31, 2002. Under this agreement, we lease a portion of our office facility from the Mask Group, a partnership in which Kenneth R. Konikowski, our company's executive vice president and a director, and his wife are partners. The annual rent for the year ended September 30, 1999 under such lease, as amended, is approximately $43,384, subject to fixed annual increases of three percent (3%), plus the payment of condominium maintenance fees. The lease expires on December 31, 2002. We believe that the rent charged by the Mask Group approximates fair market rents in the area and is no less favorable to our company than would have been obtained from an unaffiliated third party for similar office space. In addition, our company is jointly obligated with the Mask Group on approximately $246,000 of indebtedness (as of September 1, 1997) to a third party lender to the Mask Group relating to a mortgage loan on those premises. The Mask Group is making the payments on that loan, and has informed our company that the loan is current.

     On September 30, 1998, pursuant to an Agreement and Plan of Merger, DynamicWeb Enterprises, Inc., DynamicWeb Transaction Systems, Inc., Software Associates, Inc., Megascore, Inc. and Design Crafting, Inc. merged into a single corporation existing under the laws of the State of New Jersey called DynamicWeb Enterprises, Inc. DynamicWeb Enterprises, Inc., as the surviving corporation, possesses all of the assets, rights, privileges, powers and franchises, as well as all of the restrictions, disabilities, duties and liabilities of the former subsidiaries. All of the issued and outstanding stock in the former subsidiaries was cancelled as of the date of the merger.

     Robert J. Gailus entered into a consulting agreement, dated November 25, 1998, with our company to provide financial advisory services to our company through January 31, 1999. In exchange for such services to our company, Mr. Gailus received options to purchase 25,000 shares of common stock of our company at an exercise price of $2.63 per share exerciseable during a five (5) year term. The agreement is subject to extension by mutual agreement between our company and Mr. Gailus. Mr. Gailus also serves as a member of our company's board of directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See Exhibit Index below.

     (b) No reports on Form 8-K were filed during the last quarter of our company's 1999 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 1999                           DYNAMICWEB ENTERPRISES, INC.

                                            By:  /s/ Steven L. Vanechanos, Jr.
                                                --------------------------------
                                                Steven L. Vanechanos, Jr.,
                                                Chairman of the Board and
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          By:  /s/ Steven L. Vanechanos, Jr.
                              --------------------------------
                              Steven L. Vanechanos, Jr.,
                              Chief Executive Officer

December 29, 1999

                          By:  /s/ Steve Vanechanos, Sr.
                              --------------------------------
                              Steve Vanechanos, Sr.,
                              Vice President, Treasurer, Secretary and Director

December 29, 1999

                          By:  /s/ Nina Pescatore
                              --------------------------------
                              Nina Pescatore
                              Controller

December 29, 1999

                          By:  /s/ Denis Clark
                              --------------------------------
                              Denis Clark
                              Director

December 29, 1999

                          By:  /s/ Frank T. DiPalma
                              --------------------------------
                              Frank T. DiPalma
                              Director

December 29, 1999

                          By:  /s/ Robert Droste
                              --------------------------------
                              Robert Droste
                              Director

December 29, 1999

                          By:  /s/ Robert J. Gailus
                              --------------------------------
                              Robert J. Gailus
                              Director

December 29, 1999

                          By:  /s/ Kenneth R. Konikowski
                              --------------------------------
                              Kenneth R. Konikowski
                              Director

December 29, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER
ITEM 601 OF                DESCRIPTION OF DOCUMENT AND INCORPORATION              PAGE
REGULATION S-K             BY REFERENCE WHERE APPLICABLE                          NO.
--------------             -----------------------------------------              ----
     2.1                   Definitive Merger Agreement by and between eB2B
                           Commerce, Inc. and DynamicWeb Enterprises, Inc.,
                           dated December 1, 1999.

     2.2                   Letter Agreement by and between eB2B Commerce, Inc.
                           and DynamicWeb Enterprises, Inc., dated November 10,
                           1999.

     2.3 Amendment No. 1 to the Letter Agreement by and between eB2B Commerce, Inc. and DynamicWeb
                           Enterprises, Inc., dated November 19, 1999.

     3.1 Amendment to the Certificate of Incorporation of DynamicWeb Enterprises, Inc., dated May 12, 1999, as filed with the State of New Jersey on May 18, 1999, regarding the Series A 6% Cumulative Preferred Stock.
                           Incorporated here by reference to Exhibit Number
                           3.1.10 of the Form S-2 Registration Statement filed with the Securities and Exchange Commission on May
                           20, 1999.

     3.2 Amendment to the Certificate of Incorporation of DynamicWeb Enterprises, Inc., dated May 12, 1999, as filed with the State of New Jersey on May 13, 1999, regarding the Series B 6% Cumulative Preferred Stock.
                           Incorporated here by reference to Exhibit Number
                           3.1.11 of the Form S-2 Registration Statement filed by DynamicWeb Enterprises, Inc. with the Securities and Exchange Commission on May 20, 1999.

     4.1 Warrant Agreement, dated November 12, 1999, by and between eB2B Commerce, Inc. and DynamicWeb
                           Enterprises, Inc.

     4.2 Warrant Certificate in the name of eB2B Commerce, Inc. for 2,500,000 shares of common stock of DynamicWeb Enterprises, Inc., dated November 10,
                           1999.

     4.3 Warrant Certificate in the name of eB2B Commerce, Inc. for 5,000,000 shares of common stock of DynamicWeb Enterprises, Inc., dated November 19,
                           1999.

     10.1                  Letter Agreement between DynamicWeb Enterprises, Inc.
                           and Robert J. Gailus, dated November 27, 1998.

     10.2                  Common Stock Purchase Warrant Agreement between
                           DynamicWeb Enterprises, Inc. and Robert Gailus, dated as of November 25, 1998.

     10.3                  Letter Agreement, December 3, 1998, between
                           DynamicWeb Enterprises, Inc. and The Shaar Fund, Ltd.
                           in connection with the second round of the Series A private placement. Incorporated here by reference to Exhibit Number 10.29 of the Form S-2 Registration
                           Statement filed by DynamicWeb Enterprises, Inc. with the Securities and Exchange Commission on May 20,
                           1999.

     10.4                  Securities Purchase Agreement, dated February 12,
                           1999, between DynamicWeb Enterprises, Inc. and The
                           Shaar Fund, Ltd. Incorporated here by reference to the Current Report on Form 8-K/A, dated February 23,
                           1999, filed by DynamicWeb Enterprises, Inc. with the Securities and Exchange Commission.

     10.5 Registration Rights Agreement, dated April 26, 1999, between DynamicWeb Enterprises, Inc., Cranshire
                           Capital, L.P. and Keeway Investments, Ltd.
                           Incorporated here by reference to the Current Report on Form 8-K, dated April 26, 1999, filed by
                           DynamicWeb Enterprises, Inc. with the Securities and
                           Exchange Commission.

     10.6                  Letter Agreement, dated May 12, 1999, between
                           DynamicWeb Enterprises, Inc. and The Shaar Fund, Ltd.
                           in connection with the second round of the Series B private placement to The Shaar Fund, Ltd.
                           Incorporated here by reference to Exhibit Number
                           10.34 of the Form S-2 Registration Statement filed by
                           DynamicWeb Enterprises, Inc. with the Securities and
                           Exchange Commission on May 20, 1999.

     10.7                  Letter Agreement, dated September 27, 1999, between
                           DynamicWeb Enterprises, Inc. and Sands Brothers &
                           Co., Ltd. for financial, strategic and other consulting advice.

     10.8                  [Intentionally Omitted]

     10.9                  Common Stock Purchase Warrant Agreement between
                           DynamicWeb Enterprises, Inc. and Donner Corp.
                           International, dated as of September 30, 1999.

     10.10                 Employment Agreement between James Conners and
                           DynamicWeb Enterprises, Inc., dated August 26, 1997, as renewed effective October 1, 1999.

     10.11 Loan Agreement by and between eB2B Commerce, Inc. and DynamicWeb Enterprises, Inc., dated November 12,
                           1999.

     10.12                 Common Stock Purchase Warrant Agreement between
                           DynamicWeb Enterprises, Inc. and Denis Clark, dated as of November 19, 1999.

     10.13                 Common Stock Purchase Warrant Agreement between
                           DynamicWeb Enterprises, Inc. and Peter Baxter, dated as of November 19, 1999.

     10.14 Amendment No. 1 to the Loan Agreement by and between eB2B Commerce, Inc. DynamicWeb Enterprises, Inc., dated November 19, 1999.

     10.15                 Common Stock Purchase Warrant Agreement between
                           DynamicWeb Enterprises, Inc. and Virtual `Ex, dated as of November 19, 1999.

     10.16                 Settlement Agreement between DynamicWeb Enterprises,
                           Inc. and Virtual `Ex, dated as of November 23, 1999.

     11.                   Not applicable.

     21.                   Not applicable.

     27.                   Financial Data Schedule (EDGAR filing only).

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The service mark symbol shall be expressed as.......................... 'sm'