Form 10QSB
period 1999-12-31
DYNAMICWEB ENTERPRISES INC
filed 2000-02-14
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

                          Commission file number 10039

                          DYNAMICWEB ENTERPRISES, INC.
            -------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                             22-2267658
---------------------------------      -------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

                          271 ROUTE 46 WEST, BUILDING F

                     SUITE 209, FAIRFIELD, NEW JERSEY 07004
            -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 276-3100
            -------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

         YES [X]     NO  [ ]

As of February 9, 2000, there were 3,744,067 shares of common stock, $0.0001 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format   Yes     No   X
                                                   ----    ----

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Balance Sheets as of December 31, 1999 (unaudited) and September 30, 1999.

         Condensed Statement of Operations for the three months ended December 31, 1999 and 1998 (unaudited).

         Condensed Statements of Cash Flows for the three months ended December 31, 1999 and 1998 (unaudited).

         Notes to Condensed Financial Statements.

                          DYNAMICWEB ENTERPRISES, INC.

                            CONDENSED BALANCE SHEETS

                                               December 31,     September 30,
                                                 1999                1999
                                              -------------     -------------
                                               (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                         $ 1,820,000    $  418,000
Accounts receivable, less allowance for
    doubtful accounts $84,000 and $102,000            712,000       627,000
Prepaid expenses and other current assets              48,000        40,000
                                                  -----------    ----------
      Total Current Assets                          2,580,000     1,085,000
Property and equipment, net                           450,000       459,000
Patents and trademarks, less accumulated
  amortization of $22,000 and $19,000                  20,000        23,000
Customer list, less accumulated amortization
  of $62,000 and $57,000                               38,000        43,000
Software development cost, less accumulated
  amortization of $129,000 and $113,000                57,000        73,000
Cost in excess of fair value of net assets
  acquired net of accumulated amortization
  of $85,000 and $72,000                              423,000       436,000
Other assets                                            9,000        14,000
                                                  -----------    ----------
      Total Assets                                $ 3,577,000   $ 2,133,000
                                                  ============  ===========
LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:

  Accounts payable                                  $ 313,000     $ 305,000
  Accrued expenses                                    167,000       396,000
  Other liabilities                                        --        12,000
  Current portion of capital lease obligations         32,000        32,000
  Loans payable                                     2,000,000            --
  Deferred revenue                                    151,000        95,000
                                                  -----------    ----------
      Total Current Liabilities                     2,663,000       840,000
Capital lease obligations, net of current portion      22,000        24,000
                                                  -----------    ----------
      Total Liabilities                             2,685,000       864,000
                                                  -----------    ----------

STOCKHOLDERS' EQUITY
Preferred Stock- par value to be determined with each issue; 5,000,000 shares authorized:

  Series A - 6% cumulative, convertible preferred
  Stock - aggregate liquidation value $1,787,500
  $.001 par value; 1375 shares issued and
  outstanding                                              --     1,110,000

  Series B - 6% cumulative convertible preferred
  stock - aggregate liquidation value $650,000,
  $.001 par value; 1500 shares issued and outstanding      --     1,027,000


Common stock, $.0001 par value, 50,000,000
  shares authorized; 3,717,907 and 2,637,076 shares issued and outstanding, respectively

Additional paid-in capital                         11,079,000     8,508,000
Unearned portion of compensatory stock options        (61,000)      (78,000)
Accumulated deficit                               (10,124,000)   (9,298,000)
                                                  -----------    ----------
      Total Stockholders' Equity                      892,000     1,269,000
                                                  -----------    ----------
Total liabilities and stockholders' equity        $ 3,577,000    $2,133,000
                                                  ===========    ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                          DYNAMICWEB ENTERPRISES, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended
                                                   December 31,
                                               1999         1998
                                             --------      -------
Net sales:
   Transaction/Subscription
   processing                                $  381,000     141,000
   Consulting services                          374,000     342,000
   Network development                          253,000      57,000
                                              ---------     -------
   Total                                      1,008,000     540,000
                                              ---------     -------
Cost of sales:
   Transaction/Subscription
   processing revenues                          184,000     117,000
   Consulting services                          220,000     200,000
   Network development revenues                  92,000      66,000
                                              ---------     -------
   Total                                        496,000     383,000
                                              ---------     -------
   Gross profit                                 512,000     157,000
                                              ---------     -------
Expenses:
   Marketing and selling                        440,000     349,000
   General and administrative                   694,000     387,000
   Research and development                     201,000      95,000
                                              ---------     -------
 Total                                        1,335,000     831,000
                                              ---------   ---------

   Operating (loss)                            (823,000)   (674,000)
   Interest expense                              (7,000)         --
   Interest income                                4,000       1,000
   Other income sale of real estate                  --      15,000
                                              ---------     -------
Net (loss)                                    $(826,000)  $(658,000)

Adjustment;
  Dividends on cumulative
  preferred stock, including
  imputed dividends of $73,000 and
  $144,000 respectivey                          (97,000)   (164,000)
                                              ---------   ---------
Net loss attributed to common stockholders    $(923,000)  $(822,000)

Net loss per common share
  basic and diluted                           $   (0.30)  $  (0.36)
                                              =========   =========
Weighted average number of common shares
   outstanding basic and diluted              3,122,917   2,286,025
                                              ---------   ---------


                     The accompanying notes are an integral
                       part of these financial statements.

                          DYNAMICWEB ENTERPRISES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                December 31,
                                                       -------------------------
                                                           1999            1998
                                                           ----            ----
Cash flows from operating activities:
  Net (loss)                                            $  (826,000)   $  (658,000)
  Adjustments to reconcile net (loss) to net cash
  used in operating activities:
    Gain on sale of office condominium                           --        (15,000)
    Provision for bad debts                                 (18,000)
    Depreciation and amortization                            70,000         47,000
    Stock options issued for compensation                    17,000         52,000
    Options and shares issued for services                  221,000             --

    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                     (67,000)       (71,000)
      (Increase) in prepaid expenses
         and other current assets                           (19,000)       (22,000)
     Increase in accounts payable                             8,000        250,000
     Decrease (increase) in accrued expenses                (72,000)         3,000
     Increase in deferred revenue                            56,000         91,000
                                                          ---------      ---------
       Net cash used in operating activities              $(630,000)     $(323,000)
                                                          ---------      ---------
Cash flows from investing activities:
  Acquisition of property and equipment                     (23,000)       (14,000)
  Acquisition of patents and trademarks                          --         (2,000)
  Proceeds from sale of property net of
  selling expense                                                --        189,000
  Increase in software development cost                          --        (48,000)
                                                          ---------      ---------
 Net cash used in investing activities                     (23,000)       125,000
                                                          ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt                                      --       (187,000)
  Payment of capital lease obligation                        (2,000)
  Proceeds from issuance of stock                            57,000             --
  Proceeds from issuance of preferred stock
     and warrants                                                --        415,000
  Proceeds from loans                                     2,000,000             --
       Net cash provided by financing activities          2,055,000        228,000
                                                          ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,402,000         30,000
Cash and cash equivalents, beginning of period              418,000        290,000
                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $1,820,000     $  320,000
                                                         ==========     ==========
Supplemental disclosures of noncash investing
  and financing activities:
 Conversion of Series A preferred shares to
     common stock                                         1,110,000
 Conversion of Series B preferred shares to
     common stock                                         1,027,000
 Dividends accrued and converted to common stock
     Series A and B preferred shares                        181,000



                   The accompanying notes are an integral part
                         of these financial statements.

                          DYNAMICWEB ENTERPRISES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) -- Basis of Presentation and the Company:

         Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (and with the instructions to Form 10-QSB and Article 3 of Regulation S-B). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

         The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1999 included in our company's 1999 Annual Report on Form 10-KSB.

         Our Company:

         DynamicWeb Enterprises, Inc. ("our company") provides services and software that facilitate business-to-business e-commerce between buyers and sellers. Our company's services include the provision of the necessary infrastructure and operational services to facilitate electronic transactions between buyers and sellers and consulting services to businesses that wish to build and/or operate their own e-commerce infrastructure.

         On December 1, 1999, our company entered into an agreement with eB2B Commerce, Inc. to merge the two companies. The agreement is described below in
Item 5. eB2B Commerce, Inc., which is a privately held company with offices in New York City and incorporated in Delaware, also engages in business-to-business e-commerce.

         The executive offices of our company are located at 271 Route 46 West, Building F, Suite 209, Fairfield, New Jersey 07004. Our company's telephone number is (973) 244-1000 and our facsimile number is (973) 575-9830.

(NOTE B) -- Summary of Significant Accounting Policies:

[1]      Basic loss per share of common stock:

         Our company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") for the year ended September 30, 1999. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In addition, contingently issuable shares are included in basic earnings per share when all necessary conditions have been satisfied. Diluted earnings per share is very similar to fully diluted earnings per share and gives effect to all dilutive earnings per share and all dilutive potential common shares outstanding during the reporting period.

         Our company adopted SFAS No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, if the effect will be antidilutive.

[2]      Software development costs:

         Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs are amortized by the straight-line method over a maximum of three years or the expected life of the product whichever is less.

(NOTE C) -- Merger and loan agreement:

         On December 1, 1999, our company entered into an Agreement and Plan of Merger with eB2B Commerce, Inc., a company engaged in business-to-business e-commerce. The merger agreement followed the execution by our company and eB2B Commerce, Inc. of a letter of intent, dated November 10, 1999, as amended November 19, 1999. Under the merger agreement, subject to a number of conditions set forth in our company's annual report on Form 10-KSB, eB2B Commerce, Inc. will merge into our company in a tax-free merger and reorganization. Our company has also entered into a Loan Agreement with eB2B Commerce, Inc., dated November 12, 1999, which was amended by Amendment No. 1 to Loan Agreement, dated November 19, 1999. Details about the merger agreement and loans are contained our company's annual report on Form 10-KSB and the registration statement on Form S-4, which are incorporated herein by reference.

         Under the loan agreement, eB2B Commerce, Inc. agreed to loan our company $2,000,000 subject to certain conditions. As of December 31, 1999, our company had received an aggregate outstanding principal amount of $2,000,000. All loans under the loan agreement accrue simple interest at the rate of eight percent (8%) per year. The loans mature on March 12, 2000. However, if on March 12, 2000, eB2B Commerce, Inc. chooses not to consummate the merger for any reason, the new maturity date of the loans will be November 12, 2000. If the loans are not repaid when due, eB2B Commerce, Inc. may choose to convert the aggregate value of the loan into shares of our company's common stock at a conversion price of $0.25 per share. In addition, the loan agreement contains standard termination provisions, as well as representations, warranties and covenants from our company to eB2B Commerce, Inc.

         As additional consideration for the loans, our company also issued to eB2B Commerce, Inc. warrants to purchase an aggregate of 7,500,000 shares of our company's common stock at an exercise price of $2.00 per share.

(NOTE D) -- Conversion of preferred stock:

         As of December 27, 1999, The Shaar Fund, Ltd. had converted all of the 1,500 shares of Series A 6% convertible preferred stock into 594,394 shares of our company's common stock, and all of the 1,500 shares of Series B 6% convertible preferred stock into 574,914 shares of our company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of our company's business included in our company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999. It is intended to assist the reader in understanding and evaluating the financial position of our company.

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our company's annual report on Form 10-KSB for the year ended September 30, 1999 and the registration statement on Form S-4.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, our company had cash of approximately $1,820,000 and total current assets of approximately $2,580,000.

         Our company had a net loss of approximately $826,000 for the three months ended December 31, 1999 and negative operating cash flow of approximately $630,000. Our company's cash flow for the three months was funded by the loan from eB2B Commerce, Inc.

         On December 31, 1999, the capital resources available to our company were adequate to finance our company's operations. Pursuant to a loan agreement with eB2B Commerce, Inc., our company received $250,000 in November 1999, and $1,750,000 in December 1999. Management expects that our company's cash flow will be sufficient to last through June 30, 2000, by which time our company anticipates having consummated the merger with eB2B Commerce, Inc. If the merger is not consummated, or if the cash available before the consummation of the merger is insufficient to meet our company's needs, our company will need to conduct additional financing activities. There can be no assurance that such financing activities will be successful.

RESULTS OF OPERATIONS

         Our revenue is classified into three categories Transaction/Subscription Processing Revenues, Consulting Revenues and Network Development Revenues. Our company had net sales of $1,008,000 for the quarter ended December 31, 1999, compared to $540,000 for the same period in 1998, an increase of approximately $468,000, or 87%. The increase in sales was attributable to increased sales of our company's new EDI/Internet products and services, particularly transaction processing services offered through our company's EDI service bureau and sales of our company's consulting services.

         Transaction/subscription processing revenues include initial subscription fees, and monthly transaction fees. These revenues for the quarter ended December 31, 1999 were $381,000, as compared to $141,000 in the same period in 1998, which is an increase of $240,000, or 170%. The increase is attributable to an increase in the initial subscription fees from customers who use the EDIxchange suite of services and an increase in monthly transaction fees.

         Consulting service revenues represent fees from EC consulting and contract computer programming. These revenues for the quarter ended December 31, 1999 were $374,000 as compared to $342,000 for the same period in 1998, an increase of $32,000, or 9%. The increase resulted from additional customers coupled with an increase in the average amount billed per programmer.

         Network development revenues primarily relate to the development of EDI maps, the reutilization of our EDI map library and the custom development of EDIxchangeOutsource, EDIxchangeBuy and EDIxchangeSell (extranets) from which the transaction/subscription processing revenues are derived. Network development revenues for the quarter ended December 31, 1999 were $253,000 as compared to $57,000 for the same period in 1998, resulting in an increase of $196,000, or 344%. This increase is attributable to the increased development and reutilization of EDI maps for customers using the EDIxchange suite of services and also the new customer setup of the EDIxchange suite of products.

         Total cost of sales was $496,000 for the quarter ended December 31, 1999, for a gross profit of approximately $512,000 and gross margin of 51%. This compares to cost of sales of $383,000 for the quarter ended December 31, 1999, resulting in a gross profit of approximately $157,000 and gross margin of 29%. Our profit margin has increased in this period due to the higher revenue production derived from higher utilization of the fixed cost infrastructure assets.

         Cost of transaction/subscription processing was $184,000 for the quarter ended December 31, 1999, for a gross profit of approximately $197,000 and gross margin of 52%. This compares to $117,000 for the quarter ended December 31, 1998, resulting in gross profit of $24,000 and gross margins of 17%.

         Cost of consulting service revenues provided by our company was $220,000 for the quarter ended December 31, 1999, for a gross profit of $154,000 and gross margin of 41%. This compares to cost of consulting services of $200,000 and a gross profit of $142,000 or 42% for the same period in 1998.

         Cost of network development revenues was $92,000 for the quarter ended December 31, 1999, for a gross profit of $161,000 and gross margin of 64%. This compares to cost of network development revenues of $66,000 for the quarter ended December 31, 1998, resulting in a gross loss of $9,000 and a negative gross margin of 16%.

         Marketing and sales expenses were $440,000 for the quarter ended December 31, 1999 as compared to $349,000 in the same period in 1999. The increase is attributable to salaries for new hires and the costs of attendance at trade shows associated with our company's efforts to market its EDI/Internet services. The increase is also a result of additional advertising expenses and the creation of a new department, customer satisfaction, to provide support for our company's products.

         General and administrative expenses were $694,000 for the quarter ended December 31, 1999 as compared to $387,000 for the quarter ended December 31, 1998. Two hundred twenty-one thousand dollars ($221,000) of the total general and administrative expenses was due to a one time compensation expense for warrants granted for services provided to our company.

         Research and development expenses were $201,000 for the quarter ended December 31, 1999 as compared to $95,000 for the quarter ended December 31, 1998. The increase is attributable to hiring of additional staff and to higher compensation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 17, 1999, Sands Brothers & Co., Ltd. commenced a civil action against our company in the United States District Court for the Southern District of New York. Our company had retained Sands Brothers & Co., Ltd. under an agreement to provide financial advisory, corporate finance, and merger and acquisition advice. Sands Brothers & Co., Ltd. alleges that it is entitled to compensation under the agreement for introducing eB2B Commerce, Inc., the company with which our company is planning to merge, to our company. Our company disputes that Sands Brothers & Co., Ltd. is entitled to compensation. Sands Brothers & Co., Ltd. is suing our company for breach of contract, unjust enrichment and other related causes of action arising from the allegations that it introduced eB2B Commerce, Inc. to our company. By its complaint, Sands Brothers & Co., Ltd. seeks an accounting, a declaratory judgment adjudging the respective rights under the agreement, and damages in an amount not less than $3,500,000, plus interest, costs and attorney's fees. On January 6, 2000, our company answered the complaint denying the material allegations contained therein. Discovery is now proceeding, and legal fees are being incurred.

         Our company is not currently a party to any other material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended December 31, 1999 our company issued warrants to purchase an aggregate of 50,700 shares to various parties in exchange for services provided to our company. These warrants resulted in a $221,000 expense to our company.

         As of December 27, 1999, The Shaar Fund, Ltd. had converted all of the 1,500 shares of our Series A 6% convertible preferred stock into 594,394 shares of our company's common stock, and all of the 1,500 shares of our Series B 6% convertible preferred stock into 574,914 shares of our company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
                           Not applicable.

ITEM 5.  OTHER INFORMATION.

         On December 1, 1999, our company entered into an Agreement and Plan of Merger with eB2B Commerce, Inc., a company engaged in business-to-business e-commerce. The merger agreement followed the execution by our company and eB2B Commerce, Inc. of a letter of intent, dated November 10, 1999, as amended November 19, 1999. Under the merger agreement, subject to a number of conditions set forth in our company's annual report on Form 10-KSB, eB2B Commerce, Inc. will merge into our company in a tax-free merger and reorganization. Our company has also entered into a Loan Agreement with eB2B Commerce, Inc., dated November 12, 1999, which was amended by Amendment No. 1 to Loan Agreement, dated November 19, 1999. Details about the merger agreement and loans are contained in our company's annual report on Form 10-KSB and the registration statement on Form S-4, which are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           27    Financial Data Schedule (EDGAR filing only)

                  (b)      Reports on Form 8-K

                           Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DynamicWeb Enterprises, Inc.
                                                --------------------------------
                                                         (Small Business Issuer)

February 14, 2000

                                                By: /s/ Steve Vanechanos, Jr.
                                                    ----------------------------
                                                    Chief Executive Officer

                                                By: /s/ Nina Pescatore
                                                    ----------------------------
                                                    Controller