Form 10QSB
period 2000-03-31
EB2B COMMERCE INC //
filed 2000-05-16
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                          Commission file number 10039

                              eB2B COMMERCE, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                                           22-2267658
          ----------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                             29 WEST 38TH STREET
                              NEW YORK, NY 10018
                     --------------------------------------
                    (Address of Principal Executive Office)

                                 (212) 868-0920
                                 --------------
                (Issuer's telephone number, including area code)

                         DYNAMICWEB ENTERPRISES, INC.
                              271 ROUTE 46 WEST
                               BLDG F SUITE 209
                         FAIRFIELD, NEW JERSEY 07004
                           (Former Name & Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 10, 2000, there were 12,479,558 shares of Common Stock, $0.0001 par value, of the issuer outstanding.

Transitional Small Business Disclosure format   Yes     No  X
                                                   ----   -----

Introduction

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

     Introductory Note.                                                       1

     Condensed Balance Sheets as of March 31, 2000 (unaudited)
     and September 30, 1999.                                                  2

     Condensed Statements of Operations for the three and six
     months ended March 31, 2000 and 1999 (unaudited).                        3

     Condensed Statements of Cash Flows for the six months
     ended March 31, 2000, and 1999 (unaudited).                              4

     Notes to Condensed Financial Statements.                               5-7

INTRODUCTORY NOTE

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation (the "Company"), with the surviving company using the name `eB2B Commerce, Inc.' (the "Combined Company"). Pursuant to the Agreement and Plan of Merger between the Company and eB2B, the shareholders of the Company retained their shares in the Company, while the shareholders of eB2B received shares, or derivative securities convertible into common stock, of the Company representing approximately 88% of the Combined Company, on a fully diluted basis. eB2B is engaged in business-to-business e-commerce. After the merger, the Company changed its Cusip number and its ticker symbol to `EBTB'. For more information relating to the merger or eB2B, a Registration Statement (Form S-4) relating to the merger was filed with the Securities and Exchange Commission on March 20, 2000 and became effective March 22, 2000. The transaction was accounted for as a reverse acquisition.

The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and the Company is the legal acquirer. As a result of the reverse acquisition, the financial statements on a go forward basis will be that of the accounting acquirer (eB2B), the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to those assets acquired and liabilities assumed.

Subsequent to the merger on April 18, 2000, the Company was required to file a quarterly financial statement (on 10-QSB) under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), for the quarter ended
March 31, 2000. In that the merger was completed after March 31, 2000, the financial statements and other information contained in this Form 10-QSB are reflective of business operations of the Company, and do not include the financial information of eB2B. The Combined Company will begin to report combined financial results for the quarter ended June 30, 2000.

                               eB2B COMMERCE, INC.

                            CONDENSED BALANCE SHEETS

                                                                                                   MARCH 31,       SEPTEMBER 30,
                                                                                                     2000              1999
                                             ASSETS                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                                     $  1,413,000        $   418,000
  Accounts receivable, net of allowance for doubtful accounts
    of $107,000 and $102,000                                                                         666,000            627,000
  Prepaid expenses and other current assets                                                           74,000             40,000
                                                                                                ------------        -----------
      TOTAL CURRENT ASSETS                                                                         2,153,000          1,085,000
                                                                                                ------------        -----------
PROPERTY AND EQUIPMENT, less accumulated depreciation
  of $288,000 and $208,000                                                                           460,000            459,000
                                                                                                ------------        -----------
OTHER ASSETS
  Patents and trademarks, less accumulated amortization of $25,000 and $19,000                        17,000             23,000
  Customer list, less accumulated amortization of $67,000 and $57,000                                 33,000             43,000
  Software costs, less accumulated amortization of $152,000 and $113,000                             221,000             73,000
  Cost in excess of fair value of net assets acquired, net of accumulated
   amortization of $97,000 and $72,000                                                               738,000            436,000
  Other assets                                                                                         9,000             14,000
                                                                                                ------------        -----------
      TOTAL OTHER ASSETS                                                                           1,018,000            589,000
                                                                                                ------------        -----------
                                                                                                $  3,631,000        $ 2,133,000
                                                                                                ============        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations                                                  $     59,000        $    32,000
  Loans payable                                                                                    2,000,000               --
  Accounts payable                                                                                   471,000            305,000
  Accrued expenses                                                                                   721,000            396,000
  Other current liabilities                                                                             --               12,000
  Deferred revenue                                                                                    85,000             95,000
                                                                                                ------------        -----------
      TOTAL CURRENT LIABILITIES                                                                    3,336,000            840,000
                                                                                                ------------        -----------
CAPITAL LEASE OBLIGATIONS, net of current portion                                                     27,000             24,000
                                                                                                ------------        -----------
STOCKHOLDERS' EQUITY
  Preferred stock - par value to be determined with each issue: 5,000,000 shares authorized
  Series A, 6% cumulative, convertible preferred stock, aggregate liquidation value $1,787,500, $.001 par value, 0 and 1,375 shares issued and outstanding
    at March 31, 2000 and September 30, 1999                                                            --            1,110,000
  Series B, 6% cumulative, convertible preferred stock, aggregate liquidation value $650,000, $.001 par value, 0 and 1,500 shares issued and outstanding
    at March 31, 2000 and September 30, 1999                                                            --            1,027,000
  Common stock, $.0001 par value, 50,000,000 shares authorized;
    4,087,048 and 2,637,076 shares issued and outstanding at March 31, 2000
    and September 30, 1999                                                                              --                 --
  Additional paid-in capital                                                                      12,977,000          8,508,000
  Unearned portion of compensatory stock options                                                     (44,000)           (78,000)
  Accumulated deficit                                                                            (12,665,000)        (9,298,000)
                                                                                                ------------        -----------
      TOTAL STOCKHOLDERS' EQUITY                                                                     268,000          1,269,000
                                                                                                ------------        -----------
                                                                                                $  3,631,000        $ 2,133,000
                                                                                                ============        ===========

          See accompanying notes to condensed financial statements.            2
                              eB2B COMMERCE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        MARCH 31,                             MARCH 31,
                                                                2000               1999               2000               1999
                                                           -----------        -----------        -----------        -----------
REVENUES
  Transaction/subscription processing                      $   370,000        $   205,000        $   751,000        $   345,000
  Consulting services                                          482,000            355,000            856,000            697,000
  Network development                                          172,000            142,000            425,000            199,000
                                                           -----------        -----------        -----------        -----------
                                                             1,024,000            702,000          2,032,000          1,241,000

COST OF REVENUES
  Transaction/subscription processing                          210,000            142,000            394,000            260,000
  Consulting services                                          203,000            216,000            423,000            416,000
  Network development                                          109,000             74,000            201,000            140,000
                                                           -----------        -----------        -----------        -----------
                                                               522,000            432,000          1,018,000            816,000

GROSS PROFIT                                                   502,000            270,000          1,014,000            425,000
                                                           -----------        -----------        -----------        -----------

EXPENSES
  Marketing and selling                                        440,000            372,000            880,000            721,000
  General and administrative (including a
    $653,000 write-down of assets for the
    three and six months ended March 31, 2000)               1,602,000            425,000          2,296,000            812,000
  Merger related expenses                                      780,000               --              780,000               --
  Research and development                                     276,000             97,000            477,000            192,000
                                                           -----------        -----------        -----------        -----------
                                                             3,098,000            894,000          4,433,000          1,725,000
                                                           -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                        (2,596,000)          (624,000)        (3,419,000)        (1,300,000)
OTHER INCOME                                                    89,000               --               89,000               --
INTEREST (EXPENSE) INCOME AND OTHER, NET                       (34,000)             2,000            (37,000)            18,000
                                                           -----------        -----------        -----------        -----------

NET LOSS                                                    (2,541,000)          (622,000)        (3,367,000)        (1,282,000)

DIVIDENDS ON CUMULATIVE PREFERRED
  STOCK, INCLUDING IMPUTED DIVIDENDS
  OF $414,000 AND $558,000 FOR THE THREE
  MONTHS AND SIX MONTHS ENDED
  MARCH 31, 1999, RESPECTIVELY, AND $73,000 FOR
  THE SIX MONTHS ENDED MARCH 31,
  2000.                                                             --            (450,000)          (97,000)          (614,000)
                                                           -----------        -----------        -----------        -----------
NET LOSS ATTRIBUTED TO COMMON
  STOCKHOLDERS                                             $(2,541,000)       $(1,072,000)       $(3,464,000)       $(1,896,000)
                                                           ===========        ===========        ===========        ===========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED                                        $     (0.66)       $     (0.46)       $     (0.99)       $     (0.82)
                                                           ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                          3,855,875          2,351,737          3,505,786          2,320,370
                                                           ===========        ===========        ===========        ===========

         See accompanying notes to condensed financial statements.             3
                              eB2B COMMERCE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                       2000           1999
                                                                   -----------    -----------
OPERATING ACTIVITIES:
 Net loss                                                          $(3,367,000)   $(1,282,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Gain on sale of assets                                               (2,000)       (15,000)
   Provision for bad debts                                             187,000           --
   Depreciation and amortization                                       173,000         72,000
   Write-down of assets                                                653,000           --
   Stock options issued for compensation                                34,000         86,000
   Options and shares issued for services                              221,000           --
   Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
     Accounts receivable, net                                         (226,000)      (296,000)
     Prepaid expenses and other current assets                         (34,000)       (14,000)
     Other assets                                                        5,000           --
     Accounts payable                                                  166,000        336,000
     Accrued expenses                                                  482,000         35,000
     Other current liabilities                                         (12,000)          --
     Deferred revenue                                                  (10,000)       191,000
                                                                   -----------    -----------
        Net cash used in operating activites                        (1,730,000)      (887,000)
                                                                   -----------    -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                                (40,000)       (19,000)
  Acquisition of patents and trademarks                                     --         (8,000)
  Proceeds from sale of property, net of selling expense                 5,000        189,000
  Increase in software costs                                          (187,000)       (65,000)
                                                                   -----------    -----------
        Net cash provided by (used in) investing activities           (222,000)        97,000
                                                                   -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from loans                                                2,000,000           --
  Proceeds from exercise of common stock options and warrants          917,000           --
  Proceeds from issuance of preferred stock and warrants                  --          795,000
  Payment of long-term debt                                               --         (187,000)
  Payment of capital lease obligation                                  (27,000)          --
  Proceeds from issuance of common stock                                57,000           --
  Loans from stockholders/officers                                        --          100,000
                                                                   -----------    -----------
        Net cash provided by financing activities                    2,947,000        708,000
                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   995,000        (82,000)

CASH AND CASH EQUIVALENTS, beginning of period                         418,000        290,000
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                           $ 1,413,000    $   208,000
                                                                   ===========    ===========

          See accompanying notes to condensed financial statements.            4
                              eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.       BASIS OF PRESENTATION AND OTHER MATTERS

              On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B") merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation (the "Company"), with the surviving company using the name "eB2B Commerce, Inc." (the "Combined Company"). Pursuant to the Agreement and Plan of Merger between the Company and eB2B, the shareholders of the Company retained their shares in the Company, while the shareholders of eB2B received shares, or derivative securities convertible into common stock, of the Company representing approximately 88% of the Combined Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

              The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and the Company is the legal acquirer. As a result of the reverse acquisition, the financial statements on a go forward basis will be that of the accounting acquirer (eB2B), the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to those assets acquired and liabilities assumed. In that the merger was completed after March 31, 2000, the financial statements and other information contained herein are reflective of business operations of the Company, and do not include the financial information of eB2B.

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

              The Company provides services and software that facilitate business-to-business e-commerce between buyers and sellers.
              The Company's services include the provision of the necessary infrastructure and operational services to facilitate electronic transactions between buyers and sellers and consulting services to businesses that wish to build and/or operate their own e-commerce infrastructure.

NOTE B.       LOSS PER SHARE

              Basic earnings (loss) per share is computed by dividing net income
              (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options, warrants and other convertible securities whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effect of exercised, terminated and cancelled stock options.

              For the six and three month periods ended March 31, 2000 and 1999, diluted weighted-average common and common equivalent shares outstanding were the same as basic weighted-average common and common equivalent shares as all common share equivalents were antidilutive given that the Company had a net loss for these periods.

              Options and warrants to purchase 1,027,277 and 901,606 common shares at March 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because of their antidilutive effect caused by the net loss during such periods.

                                eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C.       SOFTWARE COSTS

              Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs, including certain license fees, are amortized by the straight-line method over a maximum of three years or the expected life of the product whichever is less.

NOTE D.       USE OF ESTIMATES

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

NOTE E.       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
              ACTIVITIES

                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2000         1999
                                                                               ----         ----
              Equipment acquired under capital lease                        $   57,000   $   --
                                                                            ----------   ----------
                                                                            ----------   ----------
              Conversion of Series A preferred shares to common stock       $1,110,000   $   --
                                                                            ----------   ----------
                                                                            ----------   ----------
              Conversion of Series B preferred shares to common stock       $1,027,000   $   --
                                                                            ----------   ----------
                                                                            ----------   ----------
              Dividends accrued and converted to common stock               $  157,000   $   --
                                                                            ----------   ----------
                                                                            ----------   ----------
              Issuance of 80,000 shares of common stock as additional
                purchase price consideration for prior acquisition          $  980,000   $   --
                                                                            ----------   ----------
                                                                            ----------   ----------

              During the quarter ended March 31, 2000, the Company issued 80,000 shares of common stock valued at $980,000 as additional purchase price consideration for a prior acquisition. The Company recorded the $980,000 as Cost in excess of fair value of net assets acquired. The Company reviewed the assets previously acquired, primarily a customer list, and determined the fair value of such assets as of March 31, 2000 to be approximately one-third of the shares issued. The determination was based primarily upon the current and expected revenues from such customers. Accordingly the Company recorded a $653,000 write-down. The remaining
              $327,000 will be amortized over twenty months starting April 1, 2000.

              During the period ended December 31, 1999 all 1,375 shares of Series A and 1,500 shares of Series B cumulative, convertible preferred stock, issued and outstanding at September 30, 1999, were converted into 1,073,888 shares of common stock.

 NOTE F.      SUBSEQUENT EVENTS

              On April 18, 2000, pursuant to an Agreement and Plan of Merger, dated December 1, 1999, as amended by Amendment No. 1, dated as of February 29, 2000 (the "Merger Agreement"), the Company merged with eB2B, a company engaged in business-to-business e-commerce. Pursuant to the Merger Agreement, each share of common stock of the Company remained outstanding and each share of eB2B capital stock was exchanged for the equivalent of 2.66 shares of the Company's common stock. In addition, each share of eB2B preferred stock was exchanged for a like share of preferred stock in the Company. In accordance with the terms of the Merger Agreement, eB2B shareholders own approximately 88% of the Combined
              Company, on a fully diluted basis. The transaction is a tax-free merger and reorganization. The transaction was accounted for as a reverse acquisition.

              The reverse acquisition was accounted for as a purchase business combination in which eB2B was the accounting acquirer and the Company was the legal acquirer. As a result of the reverse acquisition, the financial statements on a go forward basis will be that of the accounting acquirer (eB2B), the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to those assets acquired and liabilities assumed. In addition, the Combined Company's year-end will change to a calendar year ending December 31st.

                              eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F.       SUBSEQUENT EVENTS  (CONTINUED)

              The Company entered into a loan agreement with eB2B, dated November 12, 1999, as amended by Amendment No. 1, dated November 19, 1999, as amended by Amendment No. 2 dated February 29, 2000 (the "Loan Agreement"). Details about the Merger Agreement and Loan Agreement are contained in the Company's financial statements as of September 30, 1999, included in Form 10-KSB and the registration statement on Form S-4.

              Under the Loan Agreement, eB2B loaned the Company $2,000,000 subject to certain conditions. The Company received $250,000 in November 1999 and $1,750,000 in December 1999. All loans under the Loan Agreement accrue simple interest at the rate of eight percent (8%) per year. The loans had a maturity date of May 12, 2000. The Loan Agreement contains standard termination provisions, as well as representations, warranties and covenants from the Company to eB2B. As of April 18, 2000, the above loans were deemed cancelled in connection with the merger.

              As additional consideration for the loans, the Company also issued to eB2B warrants to purchase, under certain conditions, an aggregate of 7,500,000 shares of the Company's common stock at an exercise price of $2.00 per share. As of April 18, 2000, the above warrants were deemed cancelled in connection with the merger.

                               eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's business included in the Company's Form 10-KSB for the year ended September 30, 1999. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

              This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainty. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Form 10-KSB for the year ended September 30, 1999.

              GENERAL

              On April 18, 2000, pursuant to an Agreement and Plan of Merger, dated December 1, 1999, as amended by Amendment No. 1, dated as of February 29, 2000 (the "Merger Agreement), DynamicWeb Enterprises, Inc. (the "Company") merged with eB2B Commerce, Inc. ("eB2B"), a company engaged in business-to-business e-commerce with the surviving company using the name "eB2B Commerce, Inc." (the "Combined Company"). Pursuant to the Merger Agreement, each share of common stock of the Company remained outstanding and each share of eB2B capital stock was exchanged for the equivalent of 2.66 shares of the Company's common stock. In addition, in accordance with the terms of the Merger Agreement, eB2B shareholders own approximately 88% of the Combined Company. The transaction is a tax-free merger and reorganization. The transaction was accounted for as a reverse acquisition.

              The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and the Company was the legal acquirer. As a result of the reverse acquisition, the financial statements on a go forward basis will be that of the accounting acquirer (eB2B), the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to those assets acquired and liabilities assumed. All costs associated with the merger have been expensed in the period incurred. In addition, the Combined Company's year-end will change to a calendar year ending December 31st.

              RESULTS OF OPERATIONS

              The Company had revenues of $1,024,000 for the three months ended March 31, 2000, compared to $702,000 for the period in 1999, an increase of approximately $322,000, or 46%. The Company had revenues of $2,032,000 the six month period ended March 31, 2000, compared to $1,241,000 for the same period in 1999, an increase of $791,000 or 64%. The increase in revenues was chiefly associated with increased sales of the Company's new EDI/Internet products and services, which consisted primarily of transaction processing services offered through the Company's EDI service bureau and sales of consulting services.

                              eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

              Transaction/subscription processing revenues include initial subscription fees, and monthly transaction fees. These revenues for the three months ended March 31, 2000 were $370,000, as compared to $205,000 in the same period in 1999, an increase of $165,000, or 80%. Transaction/subscription revenues recognized for the six month period ended March 31, 2000 were $751,000 as compared to $345,000 in the same period in 1999, an increase of $406,000 or 118%. The increase is attributable to an increase in the initial subscription fees from customers who use the EDIxchange Suite of Services and an increase in monthly transaction fees from existing customers, as well as from the addition of new customers.

              Consulting service revenues represent fees from EC consulting and contract computer programming. These revenues for the three months ended March 31, 2000 were $482,000 as compared to $355,000 for the same period in 1999, an increase of $127,000, or 36%. Revenues for the six month period ended March 31, 2000 were $856,000 as compared to $697,000 for the same period in 1999, an increase of $159,000 or 23%. The increase resulted from additional customers coupled with an increase in the average utilization of our consultants. There was approximately $71,000 of revenues billed to eB2B for consulting services performed during the quarter ended March 31, 2000.

              Network development revenues primarily relate to the development of EDI maps, the reutilization of our EDI map library and the custom development of EDIxchangeOutsource, EDIxchangeBuy and EDIxchangeSell (extranets) from which the Transaction/subscription processing revenues are derived. Network development revenues for the three months ended March 31, 2000 were $172,000 as compared to $142,000 for the same period in 1999, resulting in an increase of $30,000, or 21%. The revenues for the six months ended March 31, 2000 were $425,000 as compared to $199,000 for the same period in 1999, an increase of $226,000 or 114%. This increase is attributable to the increased development and reutilization of EDI maps for customers using the EDIxchange Suite of Services and also the new customer setup of the EDIxchange Suite of Products. There was approximately $51,000 of revenues billed to eB2B for network development projects during the quarter ended March 31, 2000.

              Total cost of revenues for the three months ended March 31, 2000 increased to $522,000 from $432,000 in the same period in 1999, an increase of $90,000 or 21%. Cost of revenues for the six month period ended March 31, 2000 increased to $1,018,000 from $816,000 in the same period in 1999, an increase of $202,000 or 25%. A portion of the increase in cost of revenues is attributable to salary increases that took effect in the second and third quarters of fiscal 1999. The aggregate salary increase consists of the salary expense related to new employees and the normal course of business pay raises for all other employees at prevailing market rates. The increase is also attributable to increased costs for maintaining and upgrading equipment and communications.

              Cost of transaction/subscription processing was $210,000 for the three months ended March 31, 2000, compared to $142,000 for the three months ended March 31, 1999, resulting in gross margins of 43% and 31%, respectively. Cost of transaction/subscription processing was $394,000 for the six months ended March 31, 2000, compared to $260,000 for the six months ended March 31, 1999, resulting in gross margins of 48% and 25%, respectively.

              Cost of consulting service revenues was $203,000 for the three months ended March 31, 2000, compared to $216,000 for the three months ended March 31, 1999 resulting in gross margins of 58% and 39%, respectively. Cost of consulting service revenues was $423,000 for the six months ended March 31, 2000, for a gross profit of $433,000 and gross margin of 51%. This compares to cost of consulting service revenues of $416,000 and a gross profit of $281,000 or 40% for the same period in 1999.

                               eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

              Cost of network development revenues was $109,000 for the three months ended March 31, 2000, for a gross profit of $63,000 and gross margin of 37%. This compares to cost of network development revenues of $74,000 for the three months ended March 31, 1999, resulting in a gross profit of $68,000 and gross margin of 48%. Cost of network development revenues was $201,000 for the six months ended March 31, 2000, for a gross profit of $224,000 and gross margin of 53%. This compares to cost of network development revenues of $140,000 for the six months ended March 31, 1999, resulting in a gross profit of $59,000 and gross margin of 30%.

              Marketing and selling expenses were $440,000 for the three months ended March 31, 2000 as compared to $372,000 in the same period in 1999. For the six month period ended March 31, 2000, marketing and selling expenses increased $159,000 from $721,000 to $880,000 in the same period in 1999. The increase is attributable to salaries for new hires and the costs of attendance at trade shows associated with the Company's efforts to market its EDI/Internet services. The increase is also a result of additional advertising expenses and the creation of a new division, customer satisfaction, to provide support for the Company's products.

              General and administrative expenses were $1,602,000 for the three months ended March 31, 2000 as compared to $425,000 for the three months ended March 31, 1999. For the six month period ended March 31, 2000, general and administrative expenses increased $1,484,000 from $812,000 to $2,296,000 in the same period in 1999. The increase in general and administrative expenses was due primarily to a $653,000 write-down of Cost in excess of fair value of net assets acquired, a $221,000 one time compensation expense in connection with options granted for consulting services provided to the Company, and an increase in general accrued expenses to account for contingencies.

              During the quarter ended March 31, 2000, the Company issued 80,000 shares of common stock valued at $980,000 as additional purchase price consideration for a prior acquisition. The Company reviewed the assets previously acquired, primarily a customer list, and determined that the fair value of such assets was approximately one-third of the value of the shares issued. The determination was based primarily upon the current and expected revenues from such customers.

              Merger related expenses were $780,000 for the three months ended March 31, 2000, as well as for the six month period. These expenses are comprised of professional fees and Securities Exchange Commission filing fees associated with the merger with eB2B.

              Research and development expenses were $276,000 for the three months ended March 31, 2000 as compared to $97,000 for the three months ended March 31, 1999. For the six month period ended March 31, 2000, research and development expenses increased $285,000 from $192,000 to $477,000 in the same period in 1999. The increase is attributable to hiring of additional staff and to higher compensation.

              LIQUIDITY AND CAPITAL RESOURCES

              As of March 31, 2000, the Company had cash and cash equivalents of $1,413,000 and total current assets of $2,153,000.

              The Company had a net loss of $3,367,000 for the six months ended March 31, 2000 and net cash used in operating activities of $1,730,000. The Company's cash flow for the six months ended March 31, 2000 was primarily funded by a $2,000,000 loan from eB2B and by the exercise of options and warrants in the amount of $917,000.

              During the quarter ended March 31, 2000, the Company issued $80,000 shares of common stock valued at $980,000, as additional purchase price consideration for a prior acquisition.

              During the quarter ended December 31, 1999, all 1,375 and 1,500 shares of Series A and Series B convertible preferred stock, respectively, were converted into 1,073,888 common shares.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              On December 17, 1999, Sands Brothers & Co., Ltd. commenced a civil action against the Company in the United States District Court for the Southern District of New York. The Company had retained Sands Brothers & Co., Ltd. under an agreement to provide financial advisory, corporate finance, and merger and acquisition advice. Sands Brothers & Co., Ltd. alleges that it is entitled to compensation under the agreement for introducing eB2B, the company with which the Company has merged with on April 18, 2000, to the Company. The Company disputes that Sands Brothers & Co., Ltd.
              is entitled to compensation. Sands Brothers & Co., Ltd. is suing the Company for breach of contract, unjust enrichment and other related causes of action arising from the allegations that it introduced eB2B to the Company. By its complaint, Sands Brothers
              & Co., Ltd. seeks an accounting, a declaratory judgment adjudging the respective rights under the agreement, and damages in an amount not less than $3,500,000, plus interest, costs and attorney's fees. On January 6, 2000, the Company answered the compliant denying the material allegations contained therein. Discovery is now proceeding.

              The Company is not currently a party to any other material legal proceeding.

                             eB2B COMMERCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              A Special Meeting of the Shareholders of DynamicWeb Enterprises, Inc., a New Jersey corporation (the "Company"), was held on April 18, 2000.

              As of the close of business on March 21, 2000, the record date for this meeting fixed by the Board of Directors, there were 4,084,850 shares of the Company's Common Stock, par value $0.0001 per share, outstanding and entitled to be voted at the meeting. The holders of 2,653,016 shares or 64.9% of the shares of the Company's Common Stock outstanding and entitled to vote at the meeting were present at the meeting in person or by proxy.

              The first item voted on by shareholders at the meeting was the proposal to ratify and approve the Agreement and Plan of Merger, between the Company and eB2B Commerce, Inc., a Delaware corporation ("eB2B"), dated December 1, 1999, as amended, as set forth in the Company's proxy/prospectus as filed with the Securities and Exchange Commission on a Form S-4 on January 24, 2000, as amended on March 20, 2000 (the "Proxy Statement"). The Agreement and Plan of Merger was ratified and approved with a total of 2,639,793 votes, or approximately 64.6% of the shares outstanding and entitled to vote.

              The second item on the Agenda was the proposal to ratify and approve the amendment and restatement of the Company's certificate of incorporation to change the name of the Company, to increase the number of authorized shares of common stock, to authorize the creation of new series of preferred stock and to eliminate certain anti-takeover provisions, as set forth in the Company's Proxy Statement. The amendment and restatement of the Company's certificate of incorporation was ratified and approved by a total of 2,626,056 votes, or approximately 64.3% of the shares outstanding and entitled to vote.

              The third item on the Agenda was the proposal to ratify and approve the 2000 Stock Option Plan as set forth in the Company's Proxy Statement. The 2000 Stock Option Plan was ratified and approved with a total of 2,568,444 votes, or approximately 62.9% of the shares outstanding and entitled to vote.

ITEM 5.       OTHER INFORMATION

              On April 18, 2000, the Company merged with eB2B Commerce, Inc. ("eB2B"), a company engaged in business-to-business e-commerce, with the Combined Company using the name "eB2B Commerce, Inc." Pursuant to the Merger Agreement, each share of common stock of the Company remained outstanding and each share of eB2B capital stock was exchanged for the equivalent of 2.66 shares of the Company's common stock. In accordance with the terms of the Merger Agreement, eB2B shareholders own approximately 88% of the Combined Company. The transaction is a tax-free merger and reorganization. The transaction was accounted for as a reverse acquisition.

              The reverse acquisition was accounted for as a purchase business combination in which eB2B was the accounting acquirer and the Company was the legal acquirer. As a result of the reverse acquisition, the financial statements on a go forward basis will be that of the accounting acquirer (eB2B), the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to those assets acquired and liabilities assumed. In addition, the Combined Company's year-end will change to a calendar year ending December 31st.

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

                                         eB2B Commerce, Inc.
                                    ----------------------------
                                            (Registrant)

May 15, 2000                 By: /s/ Peter J. Fiorillo
                                 -------------------------
                                        Chief Executive Officer



May 15, 2000                 By: /s/ Victor L. Cisario
                                 -------------------------
                                        Chief Financial Officer