Form 10QSB
period 2000-06-30
EB2B COMMERCE INC  /NY/
filed 2000-08-11
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

As of August 10, 2000, there were 12,552,329 shares of Common Stock, $0.0001 par value, of the issuer outstanding.

Transitional Small Business Disclosure format   Yes     No  X
                                                   ----   -----

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                      June 30, 2000        December 31, 1999
                                                                       (unaudited)
                              ASSETS
Current Assets
   Cash and cash equivalents                                             $   14,887            $    9,907
   Investments available-for-sale                                             4,999                15,986
   Accounts receivable, net                                                   1,466                     -
   Other current assets                                                         707                 2,260
                                                                         ----------            ----------
          Total Current Assets                                               22,059                28,153

Property and equipment, net                                                   1,043                   167
Goodwill, net                                                                59,169                     -
Other intangibles, net                                                        3,005                     -
Other assets                                                                    892                   744
                                                                         ----------            ----------
          Total Assets                                                   $   86,168            $   29,064
                                                                         ==========            ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                  $      750            $        -
   Accounts payable                                                           3,774                     -
   Accrued and other                                                          2,763                 1,055
   Deferred income                                                              598                     -
                                                                         ----------            ----------
          Total Current Liabilities                                           7,885                 1,055
                                                                         ----------            ----------

Long-term debt                                                                1,750                     -
                                                                         ----------            ----------

Stockholders' equity
   Preferred stock, Series A - $.0001 par value; 2,000
     shares authorized; 300 shares issued and outstanding                         -                     -
     for both periods
   Preferred stock, Series B - $.0001 par value; 4.0 million
     shares authorized; 2,999,999 shares issued and
     outstanding for both periods                                                 -                     -
   Common stock - $.0001 par value; 50,000,000 shares
     authorized; 12,531,286 and 7,253,820 shares issued
     and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                           1                     1
   Additional paid-in capital                                               122,803                63,611
   Accumulated deficit                                                      (60,234)              (35,603)
   Unearned stock-based compensation                                         13,963                     -
                                                                         ----------            ----------
          Total Stockholders' Equity                                         76,533                28,009
                                                                         ----------            ----------
          Total Liabilities and Stockholders' Equity                     $   86,168            $   29,064
                                                                         ==========            ==========


See accompanying notes to condensed consolidated financial statements

EB2B COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



                                               Three Months Ended                    Six Months Ended
                                                    June 30,                             June 30,
                                             2000              1999               2000              1999
                                             ----              ----               ----              ----

Revenue                                $          1,590   $             -   $          2,005   $             -
                                       -----------------  ----------------  -----------------  ----------------

Costs and expenses
  Cost of revenue                                   887                 -              1,136                 -
  Marketing and selling (exclusive
   of stock-based compensation
   expense of $302 and $954 for
   the three and six months ended
   June 30, 2000, respectively)                     665                 -              1,016                 -
  Product development costs
   (exclusive of stock-based
   compensation expense of $63
   and $126 for the three and six
   months ended June 30, 2000,
   respectively)                                  1,126                 43              1,784              498
  General and administrative
   (exclusive of stock-based
   compensation expense of $10,111
   and $12,493 for the three and six
   months ended June 30, 2000,
   respectively)                                  4,309                257              6,865              464
  Amortization of goodwill and other
   intangibles                                    2,739                  -              2,827                -
  Stock-based compensation expense               10,476                  -             13,573                -
                                       -----------------  ----------------  -----------------  ----------------
        Total costs and expenses                 20,202                300             27,201              962
                                       -----------------  ----------------  -----------------  ----------------
        Loss from operations                    (18,612)              (300)           (25,196)            (962)

Interest and other, net                             288                 (2)               565               (4)
                                       -----------------  ----------------  -----------------  ----------------
       Net loss                              $  (18,324)         $    (302)        $  (24,631)        $   (966)
                                             ===========         =========        ===========         =========

Net loss per common share                    $   (1.59)          $   (0.05)         $   (2.60)        $  (0.15)
                                             ===========         =========        ===========        ==========

Weighted average number of common
shares outstanding                           11,514,073          6,343,048          9,477,222        6,272,594
                                             ===========         ==========       ===========        ==========


See accompanying notes to condensed consolidated financial statements eB2B COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                     Six Months Ended June 30,
                                                                      2000              1999
                                                                      ----              ----


Operating Activities
   Net loss                                                          $(24,631)      $   (966)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                   4,766            128
        Stock-based compensation expense                               13,573             --
        Write-down of assets                                               --            374
        Shares and warrants issued for services                            --             63
   Management of operating assets and liabilities
        Accounts receivable, net                                         (299)            --
        Accounts payable                                                1,638             --
        Accrued and other                                                 265            300
        Other                                                            (476)            (1)
                                                                     --------       --------
            Net cash used in operating activities                      (5,164)          (102)
                                                                     --------       --------

Investing Activities
   Cash acquired in acquisitions, net                                     419             --
   Proceeds from maturity of investments available-for-sale            10,987             --
   Purchase of property and equipment                                    (357)           (62)
   Product development costs                                           (1,295)          (124)
                                                                     --------       --------
            Net cash provided by (used in) investing activities         9,754           (186)
                                                                     --------       --------

Financing Activities
   Proceeds from borrowings                                             2,500             --
   Repayment of borrowings                                             (2,116)            (2)
   Payment of capital lease obligation                                    (69)            --
   Proceeds from issuance of shares and warrants                           --            380
   Proceeds from exercise of options and warrants                          75             --
                                                                     --------       --------
            Net cash provided by financing activities                     390            378
                                                                     --------       --------

Net increase in cash                                                    4,980             90
Cash and cash equivalents at beginning of period                        9,907             10
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 14,887       $    100
                                                                     ========       ========

Non-cash transactions
   Common stock, options and warrants issued or
    exchanged in connection with acquisitions                        $ 59,145       $     --
   Shares and warrants issued for services                           $     66       $     63
   Preferred stock issued in exchange for note payable               $     --       $     15
   Common stock issued in exchange for domain name                   $     --       $      2
Cash paid during the period for
   Interest                                                          $     44       $     --
   Income taxes                                                      $     --       $     --


See accompanying notes to condensed consolidated financial statements eB2B COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and an SEC registrant ("DWeb"), with the surviving company using the name "eB2B Commerce, Inc." (the "Company"). Pursuant to the Agreement and Plan of Merger between eB2B and DWeb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

The reverse acquisition was accounted for as a "purchase business combination" in which eB2B is the accounting acquirer and DWeb is the legal acquirer. The management of eB2B remained the management of the Company. As a result of the reverse acquisition, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of DWeb, and, therefore, DWeb's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of eB2B; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; and (iv) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Also, the stockholders' equity of eB2B as of December 31, 1999 has been recast to give effect to the Merger. Certain other prior year balances have been reclassified to conform with the current year presentation.

The Company has changed its year-end from September 30 to December 31 to conform to eB2B's year-end. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The Company provides Internet-based, business-to-business e-commerce solutions that facilitate cost-effective end-to-end transactions between buyers and suppliers within specific vertical industries. The Company's services include: providing the necessary infrastructure and operational services to process electronic transactions between buyers and suppliers, and consulting services to businesses that wish to build, operate or outsource their own e-commerce infrastructure. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and internet-based training seminars.

NOTE 2.  ACQUISITIONS

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The aggregate value of such shares, or $2,050,000, has been treated as stock-based compensation and is being amortized over the one year vesting period from the date of acquisition. In connection with this acquisition, eB2B incurred transaction costs consisting primarily of professional fees of approximately $332,000, which have been included in the purchase price of the Netlan Merger. A total of approximately $334,000 of the purchase consideration was allocated to other intangibles, including assembled workforce. The remaining purchase consideration, or $4,731,000, was recorded as goodwill. The results of operations of Netlan have been included in the Company's results of operations since March 1, 2000.

As described in Note 1 herein, the Merger of eB2B with and into DWeb was accounted for as a reverse acquisition, utilizing the purchase business combination method of accounting, in which eB2B acquired control of DWeb for accounting purposes and DWeb acquired control of eB2B for legal purposes. Pursuant to the Agreement and Plan of Merger, each share of common stock of DWeb remained outstanding and each share of eB2B common stock was exchanged for the equivalent of 2.66 shares of DWeb's common stock. In addition, shares of eB2B preferred stock, warrants and options were exchanged for like securities of DWeb, reflective of the 2.66 to 1 exchange ratio.

The purchase price of the Merger was approximately $59.9 million, which primarily represents (i) the number of shares of DWeb's common stock outstanding as of April 18, 2000, the date of the Merger, adjusted for common shares issuable, valued at the market value of DWeb's common stock on December 1, 1999, the date at which the parties signed the definitive merger agreement; (ii) the aggregate market value of the shares of common stock and warrants principally issued to a financial advisor (the "Financial Advisor") (see also Note 5, Related Parties); and (iii) the market value of warrants issued to the Financial Advisor in consideration for the advisory services rendered during the Merger (see also Note 5, Related Parties). In connection with this acquisition, eB2B also incurred transaction costs consisting primarily of professional fees of approximately $343,000, which have been included in the purchase price of the Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of DWeb's net assets as of April 18, 2000. At that date, assets acquired and liabilities assumed had fair values substantially equal to their historic book values. A total of approximately $2,902,000 of the purchase consideration was allocated to other intangibles, including assembled workforce and customer list. Also, the Company recorded liabilities totaling $672,000 principally in relation to the severance provided to certain employees. The remaining purchase consideration, or $57,034,000, was recorded as goodwill. The results of operations of DWeb have been included in the Company's results of operations since April 19, 2000.

The goodwill resulting from the above business combinations is being amortized over five years and other intangibles are being amortized over a three-year period. At June 30, 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $2.8 million.

The business combinations described above were recorded using management's estimates and preliminary evaluation. The actual purchase price accounting adjustments to reflect the fair value of net assets and the related amortization periods utilized will be based on management's final evaluation, therefore, the information above is subject to change pending the final allocation of purchase price.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the six-month periods ended June 30, 2000 and 1999 as if the acquisitions had occurred at the beginning of each of the periods presented (in thousands, except per share data):

                                                  Six months ended June 30,
                                                   2000            1999
                                                   ----            ----
Revenues                                           $  3,610        $  3,108
Net loss                                            (31,904)        (10,562)
Net loss per common share                             (2.65)          (0.98)


The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from combined operations.


NOTE 3.  NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been computed since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported earnings at June 30, 2000 and 1999, options and warrants to purchase 21,249,411 and 292,600 common shares, and preferred shares convertible into 16,358,994 and 399,000 common shares, respectively, would have been included in the computation of diluted earnings per common share.

The unaudited pro forma net loss per common share presented in Note 2 herein has been computed in the same manner as net loss per common share.

The weighted-average number of shares outstanding for purposes of presenting net loss per common share on a comparative basis has been retroactively restated to the earliest period presented to reflect the 2.66 to 1 exchange ratio in the reverse acquisition described in Note 2 herein.


NOTE 4.  PRODUCT DEVELOPMENT COSTS

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company. As of June 30, 2000 and December 31, 1999, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $714,000 and $738,000, respectively. Total product development costs were approximately $1,784,000 and $498,000, as expensed, for the six-month periods ended June 30, 2000 and 1999, respectively. During the six-month period ended June 30, 1999, eB2B abandoned the use of the product development costs capitalized at December 31, 1998, and recorded a $374,000 write-down.


NOTE 5.  RELATED PARTIES

A principal and Chief Executive Officer of the Financial Advisor is a director of the Company. Under an agreement between the Financial Advisor and eB2B, upon completion of the Merger with DWeb on April 18, 2000, the Financial Advisor received a finder's fee equal to 3% of the total number of shares received by eB2B stockholders in the Merger. The fee was paid in the form of 720,282 shares of Company common stock and warrants to purchase 502,383 of such shares. The shares of common stock and warrants have been included in the purchase price of the Merger for an aggregate value of approximately $10.1 million (see also Note 2, Acquisitions). The value of the warrants was determined using the Black-Scholes pricing model.

Also, eB2B issued the Financial Advisor warrants to purchase 470,000 shares of eB2B common stock (equivalent to 1,250,200 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock) in consideration for the advisory services rendered during the Merger. These warrants vested upon completion of the Merger on April 18, 2000 and have been included in the purchase price of the Merger, along with 30,000 additional warrants to purchase shares of eB2B common stock (equivalent to 79,800 shares of Company common stock) granted to a Board member and its affiliate, for an aggregate value of approximately $10.1 million (see also
Note 2, Acquisitions). The value of the warrants was determined using the Black-Scholes pricing model.

The Chief Executive Officer of the Company has been granted warrants to purchase 500,000 shares of eB2B common stock (equivalent to 1,330,000 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock). These warrants vested upon the completion of the Merger on April 18, 2000. In connection with such warrants, the Company recorded a one-time charge classified as stock-based compensation expense of approximately $8.8 million in both the three and six-month periods ended
June 30, 2000.

NOTE 6.  SEGMENT REPORTING

The following information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements.


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                      2000           1999           2000           1999
                                                      ----           ----           ----           ----

Revenues
   Transaction processing and related services      $    888       $       -      $  1,065       $       -
   Training and client educational services              702               -           940               -
                                                    ---------       --------      --------       ---------
                                                    $  1,590       $       -      $  2,005       $       -
                                                    =========       ========      ========       =========

Income (loss) from operations
   Transaction processing and related services      $ (1,745)      $    (43)      $ (2,828)      $   (498)
   Training and client educational services              256               -           339               -
                                                    ---------       --------      ---------      =--------
        Total segment operating loss                  (1,489)           (43)        (2,489)          (498)
   Corporate                                         (17,123)          (257)       (22,707)          (464)
                                                    ---------       --------      ---------      =--------
                                                    $(18,612)      $   (300)      $(25,196)      $   (962)
                                                    =========       ========      =========      =========


Transaction processing and related services includes revenue for processing transactions and consulting services. Revenue from transaction processing is recognized on a "pay per transaction" basis or based on a monthly subscription charge related to the overall number of transactions during the period. The revenue from these services is recognized in the month in which the services are rendered. Revenue from consulting fees is recognized as services are rendered over the contract term. The revenue derived from training and client educational services is recognized as services are rendered for the respective seminars, typically one to five days. Deferred income includes amounts billed for the unearned portion of certain consulting contracts and training seminars.


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting for derivative and for hedging activities. The Company intends to adopt SFAS No. 133 on January 1, 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not affect the Company's consolidated financial position and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition principles comply with SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in DynamicWeb Enterprises, Inc.'s ("DWeb") annual report on Form 10-KSB for the year ended September 30, 1999, DWeb's registration statement on Form S-4, effective in March 2000, and the Company's quarterly report on Form 10-QSB for the period ended March 31, 2000.


OVERVIEW

Background

The Company provides Internet-based, business-to-business e-commerce solutions that facilitate cost-effective end-to-end transactions between buyers and suppliers within specific vertical industries. The Company's services include: providing the necessary technological infrastructure and operational services to process electronic transactions between buyers and suppliers, and consulting services to businesses that wish to build, operate or outsource their e-commerce infrastructure. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and internet-based training seminars.

Transaction processing and related services includes revenue for processing transactions and consulting services. Revenue from transaction processing is recognized on a "pay per transaction" basis or based on a monthly subscription charge related to the overall number of transactions during the period. The revenue from these services is recognized in the month in which the services are rendered. Revenue from consulting fees is recognized as services are rendered over the contract term. The revenue derived from training and client educational services is recognized as services are rendered for the respective seminars, typically one to five days. Deferred income includes amounts billed for the unearned portion of certain consulting contracts and training seminars.

Recent Events

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DWeb, a New Jersey corporation, with the surviving company using the name "eB2B Commerce, Inc." (the "Company"). Pursuant to the Agreement and Plan of Merger between eB2B and DWeb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and DWeb is the legal acquirer. As a result of the reverse acquisition, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of DWeb, and therefore, DWeb's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of eB2B; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; and
(iv) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger. The purchase price of the Merger was approximately $59.9 million, of which approximately $57.0 was recorded as goodwill and $2.9 million was recorded as other intangibles.

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The purchase price of the Netlan Merger was approximately
$5.1 million. The Company recorded approximately $4.8 million of goodwill and approximately $0.3 million of other intangibles in connection with this transaction.

The goodwill resulting from the above business combinations is being amortized over five years and other intangibles are being amortized over a three-year period. At June 30, 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $2.8 million.

The Company has changed its year-end from September 30 to December 31 to conform to eB2B's year-end.

The Company's financial condition and results from operations were dramatically different during the three and six-month periods ended June 30, 2000 and 1999. eB2B did not recognize any revenue for the six-month period ended June 30, 1999. eB2B was a development stage company, which primarily devoted its operations to recruiting and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with retailers and manufacturers. For the six-months ended June 30, 2000, the Company's results reflect the new operations of the Company, the operations of Netlan since March 1, 2000 and the operations of DWeb since April 19, 2000. As a result, the Company believes that the results of operations for the three and six-month periods ended June 30, 1999 are not comparable to the results of operations for the same periods in 2000 and the Company's anticipated financial condition and results of operations going forward.


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue for the three and six-month periods ended June 30, 2000 amounted to $1,590,000 and $2,005,000, respectively. During both periods in 1999, the Company was a development stage company and did not recognize any revenue.

The Company's transaction processing and related services' reportable segment generated revenue of $888,000 and $1,065,000 for the three and six-month periods ended June 30, 2000. Such revenue includes fees paid for processing transactions between buyers and suppliers and related consulting revenue. The Company provides authorized technical education to its client base, and also designs and delivers custom computer and internet-based training through its training and client educational services' reportable segment. This segment generated revenues of $702,000 and $940,000 during the three and six months ended June 30, 2000, respectively.

In the three and six-month periods ended June 30, 2000, one customer accounted for approximately 16% and 12% of the Company's total revenue, respectively.

Cost of revenue consists primarily of salaries and benefits for employees providing customer support and implementation services as well as salaries and benefits of personnel providing consulting and training services to clients. Total cost of revenues for the three and six months ended June 30, 2000 amounted to $887,000 and $1,136,000, respectively.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) were approximately $665,000 and $1,016,000 for the three and six months ended June 30, 2000.

Product development expenses consist primarily of payments to outside contractors and personnel and related costs associated with the development of the Company's technological infrastructure necessary to process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $1,126,000 and $1,784,000 for the three and six months ended June 30, 2000.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees, and, to a lesser extent, facility and communication costs. During the three and six-month periods ended June 30, 2000, total general and administrative expenses (exclusive of stock-based compensation) amounted to $4,309,000 and $6,865,000, respectively. During the six months ended June 30, 2000, non-recurring outside contractor and consulting fees in relation with the design and the implementation of the Company's strategy and management structure totaled approximately $2.2 million.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expense were $2,739,000 and $2,827,000 for the three and the six-month periods ended June 30, 2000, respectively. The Company expects to incur quarterly non-cash charges through March 2003 of approximately $3.4 million corresponding to the amortization of such goodwill and other intangibles. Between June 2003 and March 2005, the quarterly amortization expense related to the Dweb and Netlan business combinations is expected to be approximately $3.1 million. The Company is still refining its purchase price allocation and some adjustments may be recorded in the future, which might affect the amortization of goodwill and other intangibles or the periods used for amortization purposes.

During the three and six-month periods ended June 30, 2000, stock-based compensation expense amounted to $10,476,000 and $13,573,000, respectively. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants. The vesting period of the options and warrants ranges principally from two to four years with the exception of

500,000 warrants to purchase shares of eB2B common stock (equivalent to 1,330,000 shares Company common stock) which vested upon the completion of the Merger and generated a one-time charge of approximately $8.8 million in both the three and six-month periods ended June 30, 2000. Based on existing agreements at June 30, 2000, the Company anticipates that it will incur a recurring quarterly stock-based compensation expense of approximately $1.4 million through March 2002.

Interest and other, net amounted to $288,000 and $565,000 for the three and six-month periods ended June 30, 2000, respectively. Such income, net of other expenses, related primarily to interest earned on private placement proceeds (See Liquidity and Capital Resources).


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of technological infrastructure to process transactions. The Company expects that its net losses and negative cash flows from operations will continue as it implements its growth strategy. Historically, the Company has funded its losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings.

In December 1999, eB2B concluded a private placement offering of Series B preferred stock and received gross proceeds of approximately $33.0 million. Through June 30, 2000, net proceeds of private sales of common stock and preferred stock totaled $29.9 million.

Net cash used in operating activities totaled approximately $5,164,000 for the six months ended June 30, 2000 as compared to net cash used in operating activities of approximately $102,000 for the same period in 1999. Net cash used in operating activities for the six months ended June 30, 2000 resulted primarily from the $24,631,000 net loss in the period offset by (i) an aggregate of $18,339,000 of non-cash charges consisting of depreciation, amortization and stock-based compensation expense, and (ii) a $1,638,000 increase in accounts payable mainly attributable to billings from outside contractors working on the development of the Company's infrastructure necessary to process transactions, and billings from consultants and outside services in relation with the design and the implementation of the Company's strategy and management structure.

Net cash provided by investing activities totaled approximately $9,754,000 for the six months ended June 30, 2000 as compared to net cash used in investing activities of approximately $186,000 for the same period in 1999. Net cash provided by investing activities for the six months ended June 30, 2000 resulted primarily from the $10,987,000 net proceeds from maturity of investments available-for-sale and the $419,000 net effect of the DWeb and Netlan business combinations, mainly cash acquired, offset by (i) $1,295,000 in product development costs consisting of the amortization of fees of outside contractors and capitalized salaries pursuant to the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and (ii) the acquisition of capital assets for $357,000, primarily computer and office equipment.

Net cash provided by financing activities totaled approximately $390,000 for the six months ended June 30, 2000 as compared to net cash provided by financing activities of approximately $378,000 for the same period in 1999. In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The term loan has a term of three years, is interest-only until December 1, 2000, and bears interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the loan requires ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the merger with Netlan. The Company has also obtained a $6.0 million line of credit with the Bank. No amounts were borrowed under the line of credit as of June 30, 2000.

The Company anticipates spending approximately $750,000 on capital expenditures and leasehold improvements over the next twelve months, primarily on technology infrastructure and improvements on new office space acquired in August 2000. The Company believes that it has sufficient cash and cash equivalents, combined with the maturity of investments available-for-sale, primarily treasury bills, to fund its operating and investing activities for at least the next twelve months.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the quarterly report on Form 10-QSB for the period ended March 31, 2000.


ITEM 5. OTHER INFORMATION

On August 7, 2000, the Company was notified by NASDAQ that its shares have been conditionally approved for listing on the NASDAQ Small Cap market for trading under its current symbol EBTB. The listing is conditioned on the Company's continued compliance with applicable listing criteria at the time of initial listing and the filing by the Company of this Form 10-QSB for the quarter ended June 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         27 Financial Data Schedule (EDGAR filing only)

(b)      Reports on Form 8-K

         A Form 8-K was filed by the Company on April 25, 2000 with respect to the completion of the Merger.

                        SIGNATURES

    In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  eB2B Commerce, Inc.

                                ------------------------
                                       (Registrant)

August 11, 2000                 By: /s/ Peter J. Fiorillo

                                -------------------------
                                 Chief Executive Officer

August 11, 2000                 By: /s/ Victor L. Cisario

                                -------------------------
                                 Chief Financial Officer