Form 10QSB
period 2000-09-30
EB2B COMMERCE INC  /NY/
filed 2000-11-13
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                          Commission file number 10039

                               eB2B COMMERCE, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                      22-2267658
         ----------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification Number)

                                757 THIRD AVENUE
                               NEW YORK, NY 10017
                       ----------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 703-2000
                                 --------------
                (Issuer's telephone number, including area code)

                               29 WEST 38TH STREET
                               NEW YORK, NY 10018
                               ------------------
                 (Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of November 7, 2000, there were 13,105,658 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes           No   x    .
                                                   --------     --------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      September 30,   December 31,
                                                                     2000 (unaudited)      1999
                              ASSETS
Current Assets
   Cash and cash equivalents                                                $  14,844    $  9,907
   Investments available-for-sale                                                  --      15,986
   Accounts receivable, net                                                     1,342          --
   Other current assets                                                           860       2,260
                                                                            ---------    --------
          Total Current Assets                                                 17,046      28,153

Property and equipment, net                                                     3,942         167
Goodwill, net                                                                  56,370          --
Other intangibles, net                                                          2,738          --
Other assets                                                                      621         744
                                                                            ---------    --------
             Total Assets                                                   $  80,717    $ 29,064
                                                                            =========    ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                     $   1,000    $     --
   Accounts payable                                                             3,160          --
   Accrued and other                                                            5,674       1,055
   Deferred income                                                                440          --
                                                                            ---------    --------
          Total Current Liabilities                                            10,274       1,055

Long-term debt                                                                  1,500          --
Capital lease obligations                                                         227          --
                                                                            ---------    --------
          Total Liabilities                                                    12,001       1,055
                                                                            ---------    --------
Commitments and contingencies

Stockholders' equity
   Undesignated preferred stock - no par value; 45,998,000 shares
    authorized; no shares issued and outstanding                                   --          --
   Preferred stock, Series A - $.0001 par value; 2,000 shares authorized;
    7 and 300 shares issued and outstanding at September 30, 2000
    and December 31, 1999, respectively                                            --          --
   Preferred stock, Series B - $.0001 par value; 4.0 million shares authorized; 3,270,299 and 3,299,999 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively                                                                   --          --
   Common stock - $.0001 par value; 200,000,000 shares authorized;
    13,105,658 and 7,253,820 shares issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively                          1           1
   Additional paid-in capital                                                 142,832      63,611
   Accumulated deficit                                                        (69,412)    (35,603)
   Unearned stock-based compensation                                           (4,705)         --
                                                                            ---------    --------
          Total Stockholders' Equity                                           68,716      28,009
                                                                            ---------    --------
              Total Liabilities and Stockholders' Equity                    $  80,717    $ 29,064
                                                                            =========    ========

See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                               Three Months Ended                   Nine Months Ended
                                                 September 30,                        September 30,
                                             2000              1999               2000               1999
                                             ----              ----               ----               ----
Revenue                                   $     1,713        $        -         $     3,718       $        -
                                          -----------        ----------         -----------       ----------

Costs and expenses
   Cost of revenue                                855                 -               1,991                -
   Marketing and selling
     (exclusive of stock-based
     compensation expense of $259
     and $1,213 for the three and
     nine months ended September
     30, 2000, respectively)                    1,007                 -               2,023                -
   Product development costs
     (exclusive of stock-based
     compensation expense of $63
     and $189 for the three and nine
     months ended September 30,
     2000, respectively)                          672                50               2,456              548
   General and administrative
     (exclusive of stock-based
     compensation expense of $970
     and $13,463 for the three and
     nine months ended September
     30, 2000, and $675 for the three
     and nine months ended
     September 30, 1999,
     respectively)                              3,857               790              10,722            1,254
   Amortization of goodwill and
     other intangibles                          3,368                 -               6,195                -
   Stock-based compensation
     expense                                    1,292               675              14,865              675
                                          -----------        ----------         -----------       ----------
        Total costs and expenses               11,051             1,515              38,252            2,477
                                          -----------        ----------         -----------       ----------

        Loss from operations                   (9,338)           (1,515)            (34,534)          (2,477)

Interest and other, net                           160                (1)                725               (5)
                                          -----------        ----------         -----------       ----------

       Net loss                           $    (9,178)       $   (1,516)        $   (33,809)      $   (2,482)
                                          ===========        ==========         ===========       ==========

Net loss per common share                 $     (0.71)       $    (0.23)        $     (3.18)      $    (0.39)
                                          ===========        ==========         ===========       ==========

Weighted average number of
  common shares outstanding                13,004,153         6,514,684          10,629,495        6,308,435
                                           ==========         =========          ==========        =========


See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)


                      Series A Preferred   Series B Preferred      Common Stock     Additional   Unearned
                            Stock                Stock                               Paid-In    Stock-Based   Accumulated
                       Shares  Amount       Shares    Amount     Shares    Amount    Capital    Compensation    Deficit    Total
                     ------------------------------------------------------------------------------------------------------------
                                                                                                                          <C<
BALANCE AT JANUARY        300     $  -    3,299,999   $  -     7,253,820   $  1     $ 63,611             -    $(35,603)  $ 28,009
  1, 2000
Netlan merger               -        -            -      -       325,000      -        3,347      $ (2,050)          -      1,297
DynamicWeb reverse
  acquisition               -        -            -      -     4,807,330      -       57,847             -           -     57,847
Conversion of Series
  A preferred stock      (293)       -            -      -       389,690      -            -             -           -         -
Conversion of Series
  B preferred stock         -        -      (29,700)     -       143,640      -            -             -           -         -
Exercise of stock
  options and warrants      -        -            -      -       114,600      -          144             -           -       144
Unearned stock-based
  compensation              -        -            -      -             -      -       17,520        (17,520)         -         -
Amortization of
  unearned stock-
  based compensation        -        -            -      -             -      -            -         14,865          -    14,865
Other                       -        -            -      -        71,578      -          363              -          -       363
Net loss                    -        -            -      -             -      -            -              -    (33,809)  (33,809)
                     -----------------------------------------------------------------------------------------------------------
BALANCE AT
  SEPTEMBER 30, 2000        7     $  -    3,270,299   $  -    13,105,658   $  1    $ 142,832      $ (4,705)   $(69,412) $ 68,716


See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)



                                                              Nine Months ended September 30,
                                                                   2000           1999
                                                                   ----           ----
Operating Activities
   Net loss                                                       $(33,809)   $ (2,482)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                8,998         186
        Stock-based compensation expense                            14,775         675
        Write-down of assets                                            57         374
        Shares and warrants issued for services                         90         439
   Management of operating assets and liabilities
        Accounts receivable, net                                      (214)       --
        Accounts payable                                             1,213        --
        Accrued and other                                            2,634         650
        Other                                                         (785)         (7)
                                                                  --------    --------
            Net cash used in operating activities                   (7,041)       (165)
                                                                  --------    --------

Investing Activities
   Cash acquired in acquisitions, net                                  419        --
   Proceeds from maturity of investments available-for-sale         15,986        --
   Purchase of software                                             (2,200)       (174)
   Purchase of property and equipment                                 (989)        (65)
   Product development costs                                        (1,647)       --
                                                                  --------    --------
            Net cash provided by (used in) investing activities     11,569        (239)
                                                                  --------    --------

Financing Activities
   Proceeds from borrowings                                          2,500        --
   Repayment of borrowings                                          (2,116)         (3)
   Payment of capital lease obligations                               (119)       --
   Proceeds from issuance of shares and warrants                      --           460
   Proceeds from exercise of options and warrants                      144        --
                                                                  --------    --------
            Net cash provided by financing activities                  409         457
                                                                  --------    --------

Net increase in cash                                                 4,937          53
Cash and cash equivalents at beginning of period                     9,907          10
                                                                  --------    --------
Cash and cash equivalents at end of period                        $ 14,844    $     63
                                                                  ========    ========


Non-cash transactions
   Common stock, options and warrants issued or exchanged in
      connection with acquisitions                                $ 59,145    $   --
   Shares and warrants issued for services                        $    387    $    439
   Equipment acquired under capital lease                         $    340    $   --
   Preferred stock issued in exchange for note payable            $   --      $     15
   Common stock issued in exchange for domain name                $   --      $      2
Cash paid during the period for
   Interest                                                       $     44    $   --
   Income taxes                                                   $   --      $   --



See accompanying notes to condensed consolidated financial statements.

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

The reverse acquisition was accounted for as a "purchase business combination" in which eB2B is the accounting acquirer and DWeb is the legal acquirer. The management of eB2B remained the management of the Company. As a result of the reverse acquisition, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of DWeb, and, therefore, DWeb's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of eB2B; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; and (iv) any reference to "eB2B" applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Also, the stockholders' equity of eB2B as of December 31, 1999 has been recast to give effect to the Merger. Certain other prior period balances have been reclassified to conform with the current period presentation.

The Company has changed its year-end from September 30 to December 31 to conform to eB2B's year-end. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2.  ACQUISITIONS

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The aggregate value of such shares, or $2,050,000, has been treated as stock-based compensation and is being amortized over the one year vesting period from the date of acquisition. In connection with this acquisition, eB2B incurred transaction costs consisting primarily of professional fees of approximately $332,000, which have been included in the purchase price of the Netlan Merger. A total of approximately $334,000 of the purchase consideration was allocated to other intangibles, including assembled workforce. The remaining purchase consideration, or $4,824,000, was recorded as goodwill. The results of operations of Netlan have been included in the Company's results of operations since March 1, 2000.

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

The purchase price of the Merger was approximately $60.1 million, which primarily represents (i) the number of shares of DWeb's common stock outstanding as of April 18, 2000, the date of the Merger, adjusted for common shares issuable, valued at the market value of DWeb's common stock on December 1, 1999, the date at which the parties signed the definitive merger agreement; (ii) the aggregate market value of the shares of common stock and warrants principally issued to a financial advisor (the "Financial Advisor") (see also Note 5, Related Parties); and (iii) the market value of warrants issued to the Financial Advisor in consideration for the advisory services rendered during the Merger (see also Note 5, Related Parties). In connection with this acquisition, eB2B also incurred transaction costs consisting primarily of professional fees of approximately $343,000, which have been included in the purchase price of the Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of DWeb's net assets as of April 18, 2000. At that date, assets acquired and liabilities assumed had fair values substantially equal to their historic book values. A total of approximately $2.9 million of the purchase consideration was allocated to other intangibles, including assembled workforce and customer list. Also, the Company recorded liabilities totaling $1.1 million principally in relation to the severance provided to certain employees as well as the settlement of a claim existing at the time of the Merger (see Part II. Other Information, Item 1. Legal Proceedings). The remaining purchase consideration, or $57.2 million, was recorded as goodwill. The results of operations of DWeb have been included in the Company's results of operations since April 19, 2000.

The goodwill resulting from the above business combinations is being amortized over five years and other intangibles are being amortized over a three-year period. At September 30, 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $6.2 million.

The business combinations described above were recorded using management's estimates and preliminary evaluation. The actual purchase price accounting adjustments to reflect the fair value of net assets and the related amortization periods utilized will be based on management's final evaluation, therefore, the information above is subject to change pending the final allocation of purchase price.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the nine-month periods ended September 30, 2000 and 1999 as if the acquisitions had occurred at the beginning of each of the periods presented (in thousands, except per share data):


                                              Nine months ended
                                                 September 30,
                                             2000            1999
                                             ----            ----

Revenue                                     $5,323          $5,531
Net loss                                   (41,179)        (26,719)
Net loss per common share                    (3.27)          (2.34)


For the purpose of presenting pro forma condensed consolidated results of operations for the nine-month period ended September 30, 1999, the Company excluded Netlan's computer network design, consulting, implementation, integration, procurement and support activities that had been discontinued on October 31, 1999. For the nine months ended September 30, 1999, the loss from these discontinued operations was approximately $875,000 and revenue was approximately $5,348,000.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from combined operations.


NOTE 3.  NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at September 30, 2000 and 1999, options and warrants to purchase 21,643,286 and 1,900,570 common shares, and preferred shares convertible into 15,825,665 and 399,000 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

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

NOTE 4.  PRODUCT DEVELOPMENT COSTS

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company. As of September 30, 2000 and December 31, 1999, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $449,000 and $738,000, respectively. Total product development costs were approximately $2,456,000 and $548,000, as expensed, for the nine-month periods ended September 30, 2000 and 1999, respectively. During the nine-month period ended September 30, 1999, eB2B abandoned the use of the product development costs capitalized at December 31, 1998, and recorded a $374,000 write-down.


NOTE 5.  RELATED PARTIES

A principal and the Chief Executive Officer of the Financial Advisor is a director of the Company. Under an agreement between the Financial Advisor and eB2B, upon completion of the Merger with DWeb on April 18, 2000, the Financial Advisor received a finder's fee equal to 3% of the total number of shares received by eB2B stockholders in the Merger. The fee was paid in the form of 720,282 shares of Company common stock and warrants to purchase 502,383 of such shares. The shares of common stock and warrants have been included in the purchase price of the Merger for an aggregate value of approximately $10.1 million (see also Note 2, Acquisitions). The value of the warrants was determined using the Black-Scholes pricing model.

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

The Chief Executive Officer of the Company has been granted options to purchase 500,000 shares of eB2B common stock (equivalent to 1,330,000 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock). These options vested upon the completion of the Merger on April 18, 2000. In connection with such options, the Company recorded a one-time charge classified as stock-based compensation expense of approximately $8.8 million in the three-month period ended June 30, 2000.

NOTE 6. SEGMENT REPORTING

The following information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                       2000           1999           2000          1999
                                                       ----           ----           ----          ----
Revenue
   Transaction processing and related services       $   950         $   --        $  2,015       $   --
   Training and client educational services              763             --           1,703           --
                                                     -------         -------       --------       -------
                                                     $ 1,713         $   --        $  3,718       $   --
                                                     =======         =======       ========       =======
Income (loss) from operations
   Transaction processing and related services       $(1,448)        $   (50)      $ (4,276)      $  (548)
   Training and client educational services              212             --             551           --
                                                     -------         -------       --------       -------
        Total segment operating loss                  (1,236)            (50)        (3,725)         (548)
   Corporate                                          (8,102)         (1,465)       (30,809)       (1,929)
                                                     -------         -------       --------       -------
                                                     $(9,338)        $(1,515)      $(34,534)      $(2,477)
                                                     =======         =======       ========       =======



Transaction processing and related services include revenue for processing transactions and consulting services. Revenue from transaction processing is recognized on a "pay per transaction" basis or based on a monthly subscription charge related to the overall number of transactions during the period. The revenue from these services is recognized in the month in which the services are rendered. Revenue from consulting services is recognized as services are rendered over the contract term. The revenue derived from training and client educational services is recognized as services are rendered for the respective seminars, typically one to five days. Deferred income includes amounts billed for the unearned portion of certain consulting contracts and training seminars.


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting for derivative and for hedging activities. The Company intends to adopt SFAS No. 133 on January 1, 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year. Additionally, in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133" was issued. The Company is evaluating the impact SFAS No. 133 and 138 will have on its financial statements, if any.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in DynamicWeb Enterprises, Inc.'s ("DWeb") annual report on Form 10-KSB for the year ended September 30, 1999, DWeb's registration statement on Form S-4, effective in March 2000, and the Company's quarterly reports on Form 10-QSB for the periods ended March 31, 2000 and June 30, 2000.


OVERVIEW

The Company provides Internet-based, business-to-business e-commerce solutions that facilitate cost-effective end-to-end transactions between buyers and suppliers within specific vertical industries. The Company's services include: providing the necessary technological infrastructure and operational services to process electronic transactions between buyers and suppliers, and related consulting services to businesses that wish to build, operate or outsource their e-commerce infrastructure. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and internet-based training seminars.

Transaction processing and related services include revenue for processing transactions and related consulting services. Revenue from transaction processing is recognized on a "pay per transaction" basis or based on a monthly subscription charge related to the overall number of transactions during the period. The revenue from these services is recognized in the month in which the services are rendered. Revenue from consulting services is recognized as services are rendered over the contract term. The revenue derived from training and client educational services is recognized as services are rendered for the respective seminars, typically one to five days. Deferred income includes amounts billed for the unearned portion of certain consulting contracts and training seminars.

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

The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and DWeb is the legal acquirer. As a result of the reverse acquisition, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of DWeb, and therefore, DWeb's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of eB2B; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; and (iv) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger. The purchase price of the Merger was approximately $60.1 million, of which approximately $57.2 was recorded as goodwill and $2.9 million was recorded as other intangibles.

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The purchase price of the Netlan Merger was approximately $5.2 million. The Company recorded approximately $4,824,000 million of goodwill and approximately $334,000 million of other intangibles in connection with this transaction.

The goodwill resulting from the above business combinations is being amortized over five years and other intangibles are being amortized over a three-year period. At September 30, 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $6.2 million.

The Company has changed its year-end from September 30 to December 31 to conform to eB2B's year-end.

The Company's financial condition and results from operations were dramatically different during the three and nine-month periods ended September 30, 2000 and 1999. eB2B did not recognize any revenue for the nine-month period ended September 30, 1999. eB2B was a development stage company, which primarily devoted its operations to recruiting and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with buyers and suppliers. For the nine months ended September 30, 2000, the Company's results reflect the new operations of the Company, the operations of Netlan since March 1, 2000 and the operations of DWeb since April 19, 2000. As a result, the Company believes that the results of operations for the three and nine-month periods ended September 30, 1999 are not comparable to the results of operations for the same periods in 2000 and the Company's anticipated financial condition and results of operations going forward. Furthermore, the Company's limited operating history makes the prediction of future operating results very difficult. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue for the three and nine-month periods ended September 30, 2000 amounted to $1,713,000 and $3,718,000, respectively. During both periods in 1999, the Company was a development stage company and did not recognize any revenue.

The Company's transaction processing and related services reportable segment generated revenue of $950,000 and $2,015,000 for the three and nine-month periods ended September 30, 2000, respectively. Such revenue includes fees paid for processing transactions between buyers and suppliers and related consulting revenue. The Company provides authorized technical education to its client base, and also designs and delivers custom computer and internet-based training through its training and client educational services' reportable segment. This segment generated revenues of $763,000 and $1,703,000 during the three and nine months ended September 30, 2000, respectively.

In the three and nine-month periods ended September 30, 2000, one customer accounted for approximately 20% and 16% of the Company's total revenue, respectively.

Cost of revenue consists primarily of salaries and benefits for employees providing customer support and implementation services as well as salaries and benefits of personnel providing consulting and training services to clients. Total cost of revenue for the three and nine months ended September 30, 2000 amounted to $855,000 and $1,991,000, respectively.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) were approximately $1,007,000 and $2,023,000 for the three and nine months ended September 30, 2000, respectively.

Product development expenses consist primarily of payments to outside contractors and personnel and related costs associated with the development of the Company's technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development expenses (exclusive of stock-based compensation) were approximately $672,000 and $2,456,000 for the three and nine months ended September 30, 2000. The Company capitalizes qualifying computer software costs incurred during the application development stage. Accordingly, the Company anticipates that products development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees, and, to a lesser extent, facility and communication costs. During the three and nine-month periods ended September 30, 2000, total general and administrative expenses (exclusive of stock-based compensation) amounted to $3,857,000 and $10,722,000, respectively. During the three-month period ended September 30, 2000, non-recurring severance charges chiefly associated with severance awarded to two officers of the Company totaled approximately $600,000. During the first six months of 2000, non-recurring outside contractor and consulting fees in relation with the design and the implementation of the Company's strategy and management structure totaled approximately $2.2 million.

As of September 30, 2000, the Company had approximately 86 full time equivalent employees ("FTE's") as compared to approximately 123 FTE's as of June 30, 2000. Such reduction is primarily attributable to efficiencies gained through the consolidation of the companies acquired during the first four months of 2000. Annualized savings from the reduction in FTE's are approximately $2.0 million.

During the three-month period ended September 30, 2000, the Company entered into a lease for new corporate office space expiring in April 2007. In October 2000, the Company consolidated all its current locations into the new space. It is anticipated that this consolidation will allow the Company to continue streamlining its operations and reducing its overall cost structure in the fourth quarter of 2000. However, there can be no assurance that these costs savings will be realized.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expenses were $3,368,000 and $6,195,000 for the three and the nine-month periods ended September 30, 2000, respectively. The Company expects to incur quarterly non-cash charges through March 2003 of approximately $3.4 million corresponding to the amortization of such goodwill and other intangibles. Between June 2003 and March 2005, the quarterly amortization expense related to the Dweb and Netlan business combinations is expected to be approximately $3.1 million. The Company is still refining its purchase price allocation and some adjustments may be recorded in the future, which might affect the amortization of goodwill and other intangibles or the periods used for amortization purposes.

During the three and nine-month periods ended September 30, 2000, stock-based compensation expense amounted to $1,292,000 and $14,865,000, respectively. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years with the exception of 500,000 options to purchase shares of eB2B common stock (equivalent to 1,330,000 shares Company common stock) which vested upon the completion of the Merger and generated a one-time charge of approximately $8.8 million in the three-month period ended June 30, 2000. The balance of unearned stock-based compensation at September 30, 2000 was approximately $4,705,000. This balance will be amortized at varying amounts per quarter through March 2002.

Interest and other, net amounted to $160,000 and $725,000 for the three and nine-month periods ended September 30, 2000, respectively. Such income, net of other expenses, related primarily to interest earned on private placement proceeds (See Liquidity and Capital Resources).

Net loss for the three and nine-month periods ended September 30, 2000 was $9,178,000 and $33,809,000, respectively, compared to a net loss of $1,516,000 and $2,482,000 for the same respective periods in 1999. During the three and nine-month periods ended September 30, 2000, the Company expensed non-cash items including depreciation and amortization, stock-based compensation expense, write-down of assets and the cost of shares and warrants issued for services aggregating $5,581,000 and $23,920,000, respectively, compared to $1,109,000 and $1,674,000 for the same respective periods in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception on November 6, 1998, the Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of technological infrastructure to process transactions. The Company expects that its net losses and negative cash flows from operations will continue as it implements its growth strategy. Historically, the Company has funded its losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings. Since inception, net proceeds of private sales of common stock and preferred stock totaled $29.9 million, of which net proceeds of $29.4 million were received in a private placement of Series B preferred stock in December 1999 at the equivalent of $2.07 per share of Company common stock.

Net cash used in operating activities totaled approximately $7,041,000 for the nine months ended September 30, 2000 as compared to net cash used in operating activities of approximately $165,000 for the same period in 1999. Net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from the $33,809,000 net loss in the period offset by (i) an aggregate of $23,920,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense, and (ii) a combined $3,847,000 increase in accounts payable and accrued expenses mainly attributable to the acquisition of software licenses and, to a lesser extent, billings from outside contractors working on the development of the Company's infrastructure necessary to process transactions.

Net cash provided by investing activities totaled approximately $11,569,000 for the nine months ended September 30, 2000 as compared to net cash used in investing activities of approximately $239,000 for the same period in 1999. Net cash provided by investing activities for the nine months ended September 30, 2000 resulted from the $15,986,000 net proceeds from maturity of investments available-for-sale and the $419,000 net effect of the DWeb and Netlan business combinations, mainly cash acquired, offset by (i) the acquisition of software licenses for $2,200,000 and the purchase of capital assets for $989,000, primarily computer and office equipment, and (ii) $1,647,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

Net cash provided by financing activities totaled approximately $409,000 for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of approximately $457,000 for the same period in 1999. In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The term loan has a term of three years, is interest-only until December 1, 2000, and bears interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the term loan requires ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the merger with Netlan. The Company has also obtained a $6.0 million line of credit with the Bank. No amounts were borrowed under the line of credit as of September 30, 2000. However, the line of credit secures approximately $1.25 million of letters of credit that are outstanding at September 30, 2000.

As of September 30, 2000, the Company's principal source of liquidity is approximately $14.8 million of cash and cash equivalents. As of September 30, 2000, the Bank held a custody account with approximately $9.7 million as security on the term loan and line of credit with the Bank. The Company expects to be able to reduce the line of credit to $1.25 million, the amount of outstanding letters of credit. It is anticipated that the security will be reduced to equal the outstanding term loan balance and letters of credit in the amount of $3.75 million during the fourth quarter. As the quarterly installments on the term loan are made, it is anticipated that the required balance will be reduced accordingly.

As of September 30, 2000, the Company had commitments for software licenses in the amount of $2.2 million, of which $0.5 million were paid in October 2000. The Company anticipates that the remaining $1.7 million in license fees and approximately $1.1 million in development fees will be paid during the first six months of 2001. Additionally, the Company has committed to a maintenance contract of $0.4 million, which is expected to be paid during the second quarter of 2001.

Also, during the three-month period ended September 30, 2000, the Company entered into several non-cancelable lease commitments for new office space and computer equipment that will require payments of $6.1 million over the next five years. As of September 30, 2000, the accounts payable balance included approximately $0.3 million for additional leasehold improvements related to the new office space. This amount was paid during October 2000.

The Company anticipates spending approximately $2.0 million on capital expenditures over the next twelve months, primarily on capitalized product development costs, including the $1.1 million in development fees noted above, and technology infrastructure. In order to continue the Company's growth plan, which includes the expansion into additional vertical industries, the Company anticipates the need to raise additional funds during the next twelve months through public or private financing, or other arrangements. Additional funding might not be available on reasonable terms or at all. In the event that the Company fails to secure the necessary capital to continue its growth plan into other vertical industries, the Company anticipates modifying its plans, scaling back its expansion and downsizing the operations to conserve necessary capital. There can be no assurance that the Company can successfully scale back the operations. Failure to raise capital when needed, or to successfully implement the aforementioned actions, could harm the Company's business, financial condition and results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2000, the Company and Sands Brothers & Co., Ltd. ("Sands Brothers") agreed to settle a claim commenced by Sands Brothers against DynamicWeb Enterprises, Inc. ("DWeb") in the United States District Court for the Southern District of New York in December 1999. The action was based upon the terms of an agreement to provide financial advisory, corporate finance, and merger and acquisition advice. Sands Brothers alleged that it was entitled to compensation under the agreement for introducing eB2B to Dweb. Pursuant to the settlement, the Company agreed to pay Sands Brothers the following consideration: (i) a cash payment of $60,000; (ii) the issuance of 10,000 shares of Company common stock; and (iii) the issuance of a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $4.00 per share.

In October 2000, Cintra Software & Services Inc. ("Cintra") commenced a civil action against the Company in New York Supreme Court, New York County. The complaint alleges that the Company acquired certain software from Cintra upon the authorization of the Company's former Chief Information Officer. Cintra is seeking damages of approximately $856,000. While the actions are at a very early stage, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend the action vigorously.

The Company is not currently a party to any other material legal proceeding.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

27   Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on July 10, 2000 with respect to the termination of Richard A. Eisner & Company LLP as DynamicWeb Enterprises, Inc.'s independent accountants.

     A Form 8-K was filed on July 13, 2000 with respect to the appointment of Deloitte & Touche LLP as the Company's new independent accountants.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eB2B Commerce, Inc.
                                                    -------------------
                                                       (Registrant)

November 13, 2000                                   By:  /s/  Peter J. Fiorillo
-----------------                                   ---------------------------
                                                    Chief Executive Officer

November 13, 2000                                   By:  /s/  Victor L. Cisario
-----------------                                   ---------------------------
                                                      Chief Financial Officer