Form 10KSB40
period 2000-12-31
EB2B COMMERCE INC /NY/
filed 2001-04-16
CIK 317788

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000; or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________.

                          Commission File Number 10039

                               eB2B COMMERCE, INC.
                 (Name of Small Business Issuer in its Charter)

                  New Jersey                      22-2267658
            (State or Other Juris-             (I.R.S. Employer
           diction of Incorporation)           Identification No.)


                                757 Third Avenue
                               New York, NY 10017
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (212) 703-2000

         Securities registered under Section 12(b) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended December 31, 2000: $5,468,000.

As of April 9, 2001, the aggregate market value of our company's common stock (based upon the average sales prices on such date) of the Registrant held by nonaffiliates was $10,547,000.

Number of shares of our company's common stock outstanding at April 9, 2001:
15,687,212.

Transitional Small Business Disclosure Format:  Yes     No  X
                                               -----    -----

PART I

Item 1. Description of Business

General

eB2B Commerce, Inc. ("our Company") utilizes proprietary software to provide services that create more efficient business relationships between trading partners (i.e. buyers and suppliers). Our technology platform allows trading partners to electronically automate the process of business document communication and turn-around, regardless of what type of computer system the partners utilize. Through our service offerings, our technology platform has the capability of receiving business documents in any technology format, translating the document into any other format readable by the respective trading partners and transmits the document to the respective trading partner. We do not allow our customers to take delivery of our proprietary software. We provide access via the Internet to our proprietary software, which we maintain on our hardware and on hosted hardware.

The business relationship between a buyer and a supplier is not created within our platform; it is one which already exists. Our services enhance the previously existing relationship as documents can be transmitted between a buyer and a supplier in an electronic automated format utilizing our technology platform. These documents include, but are not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices. Our customers utilize our services for business documents primarily in the direct goods area, which encompasses purchasing of finished goods for ultimate sale to an end user, be that a consumer or a business.

In many cases the automation of the exchange of business documents is occurring between a large buyer or supplier and their smaller trading partners. In the past, these trading partners communicated with each other via phone, fax or mail. Our services permit efficiencies among trading partners by significantly reducing or eliminating the process of manual communications. This electronic automation allows each trading partner to leverage their investment in technology (hardware and software) by integrating business document transactions directly into their back-end systems. These technologies include, but are not limited to, Electronic Data Interchange ("EDI"), Point of Sale, Enterprise Resource Planning, Accounting, Inventory, Supply Chain and/or Order Management. The resulting efficiencies often reduce cost of staffing and cuts error rates typically associated with manual processing of the respective business documents.

In addition to the integration and automation capabilities of our services, buyers and suppliers can also exchange documents and conduct business via a catalog-based environment. This environment supports the needs of both buyer and supplier throughout the trading life cycle. These include requisitions, order management, fulfillment and settlement. This is especially useful to support the trading needs of specific business partners in order to ensure products are ordered and delivered in the most efficient and least expensive means available.

Our Company also provides professional services to the same client base, as well as to businesses that wish to build, operate or outsource the transaction management of their business-to-business trading partner relationships and infrastructure.

In addition, our Company provides authorized technical education, and also designs and delivers custom computer and Internet-based on-line training seminars.

History and Organization

eB2B Commerce, Inc. ("eB2B") was incorporated in the state of Delaware on November 6, 1998.

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan").

On April 18, 2000, eB2B merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and an SEC registrant ("DWeb"), with the surviving company using the name "eB2B Commerce, Inc." (the "Company"). Pursuant to the Agreement and Plan of Merger between eB2B and Dweb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis.

The transaction was accounted for as a reverse acquisition, a "purchase business combination" in which eB2B was the accounting acquirer and DWeb was the legal acquirer. The management of eB2B remained the management of the Company. As a result of the reverse acquisition, (i) the financial statements of eB2B are the historical financial statements of the Company; (ii) the results of the Company's operations include the results of DWeb after the date of the Merger;
(iii) the acquired assets and assumed liabilities of DWeb were recorded at their estimated fair market value at the date of the Merger; (iv) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; (v) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger, and (vi) the Company's year-end is December 31, that of the accounting acquirer, eB2B.

Industry Background

Businesses are increasingly seeking to improve their operating efficiency with other businesses through electronically automated and integrated business to business solutions. EDI is a specific form of business to business electronic commerce, consisting of a standard protocol for electronic transmission of data between a company and a third party. EDI has existed for over twenty years. It is a very expensive technology to both implement and maintain and is, therefore, typically utilized by the largest companies. In an EDI transaction, the computers of the buyer and the supplier communicate and exchange the relevant information using an agreed-upon or standard format. Until very recently, companies that wanted to conduct business electronically were required to have a special type of computer network called a value-added computer network or "VAN". For a significant fee, a VAN, often managed by a separate third party, was responsible for the guaranteed exchange of business documents between trading partners.

The emergence of the Internet as an alternative means of managing the transactional flow of business to business document exchange has revolutionized the way businesses operate and interact with their trading partners. The Internet coupled with a new breed of software solutions has created technology that supports highly efficient channels of communication and collaboration. The Internet gives small and medium-sized buyers and suppliers access to the same efficiencies associated with traditional EDI systems. In addition, the combination of the Internet and these new software technologies enables buyers and suppliers of all sizes to electronically exchange business documents and interact with a greater number of potential trading partners.

Business Overview

Our Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. We do not allow our customers to take delivery of our proprietary software. We provide access via the Internet to our proprietary software, which we maintain on our hardware and on hosted hardware.

Our technology platform has the capability of integrating trading partners, electronically automating the exchange of business documents between trading partners and supporting the collaboration of information across an enterprise's trading partner community. Integration encompasses the ability to translate documents from the buyer's required format to the supplier's required format (or vice versa). This "any to any" capability insures each organization is able to leverage their existing technology environment while supporting the specific needs of their trading partners. Automation allows trading partners to communicate with each other regardless of the type of computer system, hardware and software, each partner is utilizing. Collaboration supports the ability for trading partners to not only exchange business documents but unlock the potential the information these business documents provide. This includes, for example, product movement information and vendor performance.

Many large retailers and large suppliers transfer business documents between each other via EDI. Our platform, utilizing the Internet as a delivery mechanism, allows these large

EDI enabled companies to transfer documents to companies that are otherwise not EDI capable. Additionally, our services permit the transmission of documents between two trading partners even when neither is EDI capable.

We estimate that currently only 4% of all transactions between businesses in the United States of America are done with document transfer via EDI. The other 96% of transactions and the related transfer of documents are conducted via phone, fax and mail. This is our target market. Our Company provides services to automate currently existing business relationships. The simplicity of doing electronic automated transactions using our services can help create additional business among the trading partners, but it is not intended as a marketplace solution in that we do not intend to create new relationships for trading partners through our technology platform.

Our Company is positioned to utilize the Internet to streamline business processes related to transmitting documents from one business to another. Utilizing our hosted infrastructure as their technology platform, companies previously unable to afford the high cost and complexity of doing business with EDI, can now electronically transact business among their trading partners in a more simple, cost effective manner. The benefits of this approach - integration, automation and collaboration - allow companies utilizing our services to trade more efficiently, accurately and inexpensively while complying with the trading requirements of their partners.

Large EDI enabled retailers can utilize our services as a means to electronically communicate and transfer business documents to their small and medium-sized suppliers. Likewise, large EDI enabled suppliers can utilize our services to electronically communicate and transfer business documents to their small and medium-sized retailers. Small and medium-sized retailers and suppliers can transfer business documents even when neither party is EDI enabled. Utilizing our services reduces manual processing costs from each organization, thereby creating efficiencies for both trading partners, as this method of transferring business documents is much less time consuming than transactions conducted through the phone, fax or mail. Additionally, our technology platform significantly reduces error rates normally associated with the processing of manual documents.

Our Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. As such, our consultants could reside at a large EDI enabled retailer or supplier with the objective of providing EDI expertise that does not exist on-site.

Our transaction processing technology platform and professional services make up one business unit defined as "transaction processing and related services."

We believe that our proprietary software provides the following advantages to trading partners:

Benefit to Suppliers
     -    Significant reduction in order processing costs
     -    Reduced customer service costs
     - Ability to support the transactional and other requirements of their trading partners
     -    Increased inventory turnover and order-to-delivery cycle time
     -    Up-sell and cross-sell opportunities
     -    Supplier-buyer demand collaboration
     -    Improved purchasing history and buying pattern information
     -    Increased ability to project demand cycles
     -    Access to broader buying community
     -    Improved customer service

Benefit to Buyers
     -    Significant reduction in order management costs
     -    Substantially more convenient and efficient ordering
     - Ability to support the transactional and other trading requirements of their trading partners
     - Real-time information exchange, with access order status, shipment timing and inventory availability
     -    Improved product information via online catalog access
     -    Faster delivery and increased inventory turns
     -    Significant reduction in order error rates
     -    Buyer-supplier demand collaboration
     -    Access to broader base of suppliers

Our Company provides a complete solution, tailored for each customer and designed specifically for their business processes. By leveraging our expertise in EDI, business to business transaction management and document exchange, application development, and Internet networking, our Company is able to provide a suite of services that facilitate the transfer of business documents among trading partners. Customers can use our services not only to electronically send business documents to each other, but also to achieve demand chain transparency by having access, as appropriate, to their trading partners data systems via our proprietary software. Customers of any size or capability can communicate, exchange documents and transact business with their trading partners regardless of the type of integration, connectivity or data format. The ability for each trading partner to both leverage their existing investment in technology (hardware and software) while supporting the requirements of their trading partners is an important cost saving feature.

Our services integrate the entire trading process, from requisition to order management, to fulfillment and settlement. Automated transaction management across the trading lifecycle supports the synchronization of product movements through the demand chain. The higher efficiencies and cost savings are quantifiable to both sides of the trading equation.

Our Company is also an authorized provider of technical education to our clients for products of Citrix, Lotus Development Corporation, Microsoft Corporation, and Novell Inc. We design and deliver custom technical education for the same client base and provide education through delivery of custom computer and Internet-based on-line training seminars. This is our second business unit defined as "training and client educational services".

Markets and Marketing

The marketing goals of transaction processing and related services have been to attract and retain buyers and suppliers principally in the following vertical industries:

     -    Chain Drug,
     -    Sporting Goods,
     -    Toys.

These sizeable industries are characterized by certain operating inefficiencies. Management believes that increasing margin pressures, a need to increase technological sophistication, and a low or average penetration of EDI make these industries attractive vertical markets for their transaction processing and related services.

While our sales focus is primarily directed toward specific targeted vertical markets, our proprietary software was built to operate across many verticals (a horizontal focus) without requiring significant enhancements. This will allow us to more easily expand into additional vertical markets in the future.

Key clients in the chain drug vertical include Rite Aid, Duane Reade, Eckerd, Brooks Pharmacy, Drug Fair and Phar-Mor. In the sporting goods vertical, major customers include Spalding, Athlete's Foot, Bike Athletic, Golf Galaxy and Carbite Golf. In the toys vertical, our Company's main customer is Toys R US. Additionally we have attracted other large customers, including Verizon, Best Buy and Linens `N Things, which use our transaction processing and related services.

We market and sell our services through a direct sales force in the United States of America. To extend our vertical market reach and increase sales opportunities in the vertical industries we have selected, we participate in national trade shows and establish relationships with trading partners.

We anticipate that alliances with technology firms and other partnerships will continue to be integral to our success. To continue to bring the best solution to market, we plan on further technology partnerships that extend our core solutions including reseller and other relationships. In order to leverage our current direct sales force and add new revenue streams, we also expect to establish alliances with other firms that have an established presence in our vertical markets. Likely companies for us to partner with would include software and services firms in our vertical markets and associations that play a key role in influencing buying behavior. For example, joint marketing or sales programs with alliance partners would be intended to gain access to several large buyers, enabling our Company to add connections to many of their small and medium-sized suppliers.

Current partnering examples include the National Association of Chain Drug Stores alliance completed in 2000 and the February 2001 announcement with PangeaToyNet.com, a toy community. ChainDrugStore.net, the for-profit subsidiary of the National Association of Chain Drug Stores, co-markets our services to its membership base. The PangeaToyNet.com alliance provides for joint marketing efforts with our Company and offering of our services to its membership base of toy retailers and suppliers.

As of December 31, 2000, our Company connected approximately 150 retail organizations and 1,600 supply organizations to their trading partners. As of April 1, 2001, our Company is processing in excess of 500,000 transactions per quarter.

Major training and educational services' customers include AOL Time Warner, Chase Manhattan Bank, PricewaterhouseCoopers and Teachers' Insurance - TIAA - CREF.

In the year ended December 31, 2000, one customer accounted for approximately 17% of our Company's total revenue.

Revenue Recognition

The Company earns revenue from two business units: (1) transaction processing and related services; and (2) training and client educational services.

Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation and hosting fees, which have not been earned.

Our Company does not generate revenue from the selling, leasing or licensing of computer software. We provide access via the Internet to our proprietary software, which resides within our technology platform.

For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the billing terms of the contract.

Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method. Progress towards completion is measured using efforts-expended method based upon management estimates. Fixed price consulting arrangements are mainly short-term in nature and our Company does not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed price contracts is included in deferred income.

Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, our Company recognizes revenue based on the percentage of completion method for the applicable period. Deferred income includes amounts billed for training seminars and classes that have not been completed.

Competition

Business-to-business electronic commerce is a new and rapidly evolving industry, competition is intense and is expected to increase in the future. Management believes that our Company provides a unique service in the business-to-business electronic commerce area, where a small to medium-sized retailer can process transactions with multiple suppliers, and small to medium-sized suppliers can process transactions with multiple retailers.

Our Company's direct competition falls into two general categories: direct vertical and indirect horizontal competitors. Direct vertical competitors are focused on the demand chain in the Company's vertical markets. Indirect horizontal competitors are focused on similar products but not in specific or multiple vertical industries. The Company's major direct vertical competitors are iCongo.com and Channel-Sports. Major indirect horizontal competitors include Automated Data Exchange (ADX) (formerly known as The EC Company) and SPS Commerce. All competitors are privately held businesses and minimal public information is available on their efforts to date.

Also, our Company believes that competition may develop from four additional areas: EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Additionally, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium-sized trading partners, thereby reducing the number of large retailers and suppliers in our target markets. However, our Company believes it will prove to be an inefficient use of resources for these large companies to build a technology platform for their internal use as compared to using our services.

Intellectual Property

Our Company's success depends on its ability to maintain the proprietary aspects of its technology and operate without infringing the proprietary rights of others. It relies on a combination of trademarks, patents, trade secrets and copyright law, as well as contractual restrictions, to protect the proprietary aspects of its technology. Our Company seeks to protect the source code for its proprietary software, documentation and other written materials under trade secret and copyright law.

Our Company also seeks to protect its intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with our Company and by restricting access to its source code.

Due to rapid technological change, management believes that factors such as the technological and creative skills of its personnel and consultants, new product developments and enhancements to existing services are equally as important as the various legal protections of its technology to establish and maintain a technology leadership position.

Government Regulation

Our Company's services enable buyers and suppliers to transmit documents to their trading partners over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Management believes that our Company is in compliance with applicable regulations.

In addition, due to the increasing popularity and use of the Internet, our Company might be subject to increased regulation. Such laws may regulate issues such as user privacy, defamation, network access, pricing, taxation, content, quality of products and services, and intellectual property and infringement. These laws could expose our Company to liability, materially increase the cost of providing services, and decrease the growth and acceptance of the Internet in general, and access to the Internet over cable systems.

Product Development

Our Company's product development efforts for our proprietary software are directed toward the development of new complementary services and the enhancement and expansion of the capabilities of existing services. Product development expenses (exclusive of stock-based compensation) were approximately $2,698,000 and $572,000 for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 1999, eB2B abandoned the use of the product development expenditures capitalized at December 31, 1998, and recorded a $174,000 write-down.

Our Company continues to make the product development expenditures that management believes are necessary to rapidly deliver new features and functions. As of December 31, 2000, 6 employees were engaged in product development activities. In addition, based on its specific needs to rapidly deliver new features and functions, our Company hires consultants who take part in product development activities.

Personnel

As of December 31, 2000, our Company employed 79 full-time employees and 3 part-time employees. Many of our Company's employees are highly skilled, with advanced degrees. Our Company's continued success depends upon its ability to continue to attract and retain highly skilled employees. Our Company has never had a work stoppage, and none of its employees are represented by a labor organization. Our Company considers its employee relations to be good.


Item 2. Description of Property

Our Company operates out of two offices in New York, New York. The following table sets forth information on our Company's properties:

Principal Address      Square Footage     Owned/Leased        Purpose
----------------------------------------------------------------------------------------
757 Third Avenue             22,600        Leased             Corporate Headquarters &
New York, NY 10017                                            Technology Center

29 West 38th Street           6,400        Leased             Training Center
New York, NY 10018

The lease for our premises at 757 Third Avenue expires in April 2007.


Item 3. Legal Proceedings

In October 2000, Cintra Software & Services Inc. ("Cintra") commenced a civil action against the Company in New York Supreme Court, New York County. The complaint alleges that the Company acquired certain software from Cintra upon the authorization of the Company's former Chief Information Officer. Cintra is seeking damages of approximately $856,000. While the actions are at an early stage, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the action.

On March 2, 2001, a former employee commenced a civil action against the Company and two members of its management in the Supreme Court of the State of New York, County of New York, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination by the Company, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 75,000 shares of the Company's common stock. The Company has not yet responded to the Complaint and no discovery has commenced. The Company disputes these claims and intends to vigorously defend the action.

The Company is not currently a party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock has been quoted on the Nasdaq SmallCap Market under the symbol "EBTB" since August 15, 2000. Prior to such time, the Company's common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. The volume of trading in the Company's common stock has been limited during the period presented until August 15, 2000, the date the Nasdaq SmallCap Market began quoting our common stock and the closing sale prices reported may not be indicative of the value of the Company's common stock or the existence of an active trading market prior to such date.

The following table sets forth the high and low closing sale prices for the Company's common stock for the periods indicated:


         Quarter Ended                                                           High         Low
         -------------                                                           ----         ---
         March 31, 1999................................................          9-3/8         3-3/8
         June 30, 1999.................................................          9             5-1/4
         September 30, 1999............................................          6             3-9/16
         December 31, 1999.............................................          16            2-15/16
         March 31, 2000................................................          18-1/2        9-7/8
         June 30, 2000.................................................          14            3-1/4
         September 30, 2000............................................          5-7/16        2-1/16
         December 31, 2000.............................................          2-5/32        45/64

As of March 30, 2001, the Company had approximately 3,000 stockholders of record.

No cash dividends have ever been paid on the Company's common stock and the Company does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

Item 6. Management's Discussion and Analysis or Plan of Operation

Restatement

Management determined that the valuation methodology utilized by eB2B in 1999 to ascribe fair value to warrants issued in connection with certain financing and other transactions, as well as to compensation related to certain employee stock options, should be revised. Upon further review, management determined that (i) the Black-Scholes option pricing model should have been used to estimate the respective fair value of such warrants, and (ii) the options issued to employees after commencement of the merger discussions with DWeb on October 27, 1999 should have reflected the 2.66 to 1 exchange ratio in the Merger. As a result, the financial statements of eB2B as of December 31, 1999 and for the year then ended have been restated to reflect the utilization of the Black-Scholes pricing model and to give effect to the 2.66 to 1 exchange ratio in the Merger, where applicable. The effect of the restatement was to increase additional paid-in capital by $3,568,000, increase unearned stock-based compensation by $1,502,000, and increase accumulated deficit during the development stage by approximately $2,066,000, resulting in no change to the total stockholders' equity as of December 31, 1999; and to increase the net loss attributable to common stockholders by $2,066,000, a non-cash charge, for the year ended December 31, 1999. In addition, the disclosures in Note 10 and 11 to the Company's consolidated financial statements have been revised to reflect the utilization of the Black-Scholes option pricing model and to give effect to the
2.66 to 1 exchange ratio in the Merger, where applicable. See Note 3 to the Company's consolidated financial statements.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in the risk factors described under the caption "Management's Discussion and Analysis or Plan of Operation - Certain Trends and Uncertainties" of this document.

Overview

The Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company does not allow customers to take delivery of its proprietary software. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships.

In addition, the Company is an authorized provider of technical education to its clients for products of Citrix, Lotus Development Corporation, Microsoft Corporation, and Novell Inc. The Company designs and delivers custom technical education for the same client base and provides education through delivery of custom computer and Internet-based on-line training seminars.

Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation and hosting fees, which have not been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the billing terms of the contract. Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method. Fixed price consulting arrangements are mainly short-term in nature and the Company does not have a history of incurring losses on these types of contracts. If the Company were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed price contracts is included in deferred income.

Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, the Company recognizes revenue based on the percentage of completion method for the applicable period. Deferred income includes amounts billed for training seminars and classes that have not been completed.

On February 22, 2000, eB2B completed its acquisition of Netlan. Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The purchase price of the Netlan Merger was approximately $1.6 million. The Company recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

On April 18, 2000, eB2B merged with and into DWeb, a New Jersey corporation, with the surviving company using the name "eB2B Commerce, Inc.". Pursuant to the Agreement and Plan of Merger between eB2B and DWeb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

The reverse acquisition was accounted for as a purchase business combination in which eB2B is the accounting acquirer and DWeb is the legal acquirer. As a result of the reverse acquisition, (i) the financial statements of eB2B are the historical financial statements of the Company; (ii) the results of the Company's operations include the results of DWeb after the date of the Merger;
(iii) the acquired assets and assumed liabilities of DWeb were recorded at their estimated fair market value at the date of the Merger; (iv) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; and (v) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger. The purchase price of the Merger was approximately $59.1 million, of which approximately $1.9 million was allocated to identifiable net liabilities assumed, $58.1 million was allocated to goodwill and $2.9 million was allocated to other intangibles.

The goodwill resulting from the above business combinations is being amortized over five years and other intangibles are being amortized over a three-year period. For the year ended December 31, 2000, amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $9.8 million.

The Company's financial condition and results from operations were dramatically different during the years ended December 31, 2000 and 1999. For the year ended December 31, 2000, the Company's results reflect the new operations of the Company, the operations of Netlan since March 1, 2000 and the operations of DWeb since April 19, 2000. eB2B did not recognize any revenue in 1999. eB2B was a development stage company, which primarily devoted its operations to recruiting and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with buyers and suppliers. As a result, the Company believes that the results of operations for the year ended December 31, 1999 are not comparable to the results of operations for the same period in 2000 and the Company's anticipated financial condition and results of operations going forward. Furthermore, the Company's limited operating history makes the prediction of future operating results very difficult. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Results of Operations

Revenue

Total revenue for the year ended December 31, 2000 amounted to $5,468,000. During the same period in 1999, the Company was a development stage company and did not recognize any revenue.

The Company's transaction processing and related services' business segment generated revenue of $3,039,000 for the year ended December 31, 2000. Such revenue includes fees paid for processing transactions between buyers and suppliers, and related professional services revenue. The Company is an authorized provider of technical education to its client base, and also designs and delivers custom computer and Internet-based training. Training and client educational services generated revenues of $2,429,000 during the year ended December 31, 2000.

In the year ended December 31, 2000, one customer accounted for approximately 17% of the Company's total revenue.

Costs and Expenses

Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries and benefits of personnel providing consulting and training services to clients. Total cost of revenue for the year ended December 31, 2000 amounted to $2,839,000. Cost of revenue was nil in 1999 as no revenue was generated.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) were approximately $2,804,000 for the year ended December 31, 2000. Marketing and selling expenses (exclusive of stock-based compensation) were nil in 1999.

Product development expenses consist primarily of payments to outside contractors and personnel and related costs associated with the development of the Company's proprietary software and technological infrastructure for its platform necessary to process transactions, including the amortization of certain capitalized costs. Product development expenses (exclusive of stock-based compensation) were approximately $2,698,000 and $572,000 in 2000 and 1999, respectively. During the year ended December 31, 1999, eB2B abandoned the use of the product development costs capitalized at December 31, 1998, and recorded a $174,000 write-down.

The Company capitalizes qualifying computer software costs incurred during the application development stage. Accordingly, the Company anticipates that product development expenses will fluctuate from quarter to quarter as various milestones in the development process are reached and future versions are implemented.

General and administrative expenses consist primarily of (i) employee salaries and related expenses for executives, administrative and finance personnel, (ii) depreciation and amortization of property and equipment, as well as (iii) other consulting, legal and professional fees, and, to a lesser extent, (iv) facility and communication costs. In 2000 and 1999, total general and administrative expenses (exclusive of stock-based compensation) amounted to $13,438,000 and $1,670,000, respectively. During the first six months of 2000, non-recurring outside contractor and consulting fees in relation to the design and the implementation of the Company's strategy and management structure totaled approximately $2.2 million.

During the third quarter of 2000, the Company entered into a lease for new office space expiring in April 2007. During the fourth quarter of 2000, the Company consolidated all its current locations into the new space with the exception of its training center. This consolidation allowed the Company to better streamline its operations and to reduce its overall cost structure.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expenses were $9,829,000 for the year ended December 31, 2000. The Company periodically assesses the recoverability of goodwill and other intangibles based upon expectations of undiscounted future cash flows. Depending on the result of such assessment in future periods, management may deem it necessary to record an impairment charge.

In 2000 and 1999, stock-based compensation expense amounted to $16,027,000 and $2,686,000, respectively. This relates primarily to deferred stock compensation for options and warrants granted to employees, consultants and business partners. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants. The vesting period of the options and warrants ranges principally from two to four years with the exception of 500,000 options to purchase shares of eB2B common stock (equivalent to 1,330,000 shares of Company common stock) which vested upon the completion of the Merger and generated a one-time charge of approximately $8.8 million in the second quarter of 2000.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The Company defines EBITDA as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, and (iv) stock-related compensation.

EBITDA is discussed because management considers it an important indicator of the operational strength and performance of its business based in part on the significant level of non-cash expenses recorded by the Company to date, coupled with the fact that these non-cash items are managed at the corporate level. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles in the United States of America. See Liquidity and Capital Resources for a discussion of cash flow information.

For the years ended December 31, 2000 and 1999, EBITDA was a loss of $13,104,000 and $1,435,000, respectively. During the year ended December 31, 2000, the Company expensed non-cash items including depreciation and amortization, stock-based compensation expense, write-down of assets and the cost of shares and warrants issued for services aggregating to $29,170,000, compared to $6,671,000, including bridge loan financing costs of $3,178,000, for the same period in 1999.

Interest income amounted to $1,130,000 for the year ended December 31, 2000 and related primarily to interest earned on private placement proceeds. The $191,000 interest expense incurred during the year ended December 31, 2000 was chiefly associated with the $2.5 million term loan obtained from a bank (the "Bank") in February 2000. In 1999, interest was an expense of $3,192,000, which included $3,178,000 incurred in connection with eB2B's bridge loan financing costs.

Net loss for the year ended December 31, 2000 was $41,335,000 compared to a net loss of $8,120,000 for the same period in 1999.

As a result of the Merger, eB2B's 3.3 million shares of Series B preferred stock issued for net proceeds of $29,442,000 were convertible into approximately 16.0 million shares of Company common stock valued at $124.4 million based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement. As this value was significantly greater than the net proceeds received in the private placement of Series B preferred stock, the net proceeds received were allocated to the convertible feature and amortized as a deemed dividend on preferred stock, resulting in a corresponding charge to retained earnings and a credit to additional paid-in capital within the stockholders' equity as of December 31, 1999.

Net loss attributable to common stockholders for the year ended December 31, 2000 was $41,335,000 and equaled the net loss for the period. For the same respective period in 1999, the net loss attributable to common stockholders amounted to $37,562,000 and reflected the effect of the $29,442,000 deemed dividend on preferred stock.

Liquidity and Capital Resources

Since its inception on November 6, 1998, the Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of proprietary software and technological infrastructure for its platform to process transactions. The Company expects that its net losses and negative cash flows from operations will continue as it implements its growth strategy. The Company anticipates increased revenues throughout

2001, which, if achieved, will reduce its net losses and improve cash flows from operations in 2001 as compared to 2000. There can be no assurances that revenues will improve in 2001, or that net losses and negative cash flows from operations will be reduced. Historically, the Company has funded its losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings. From inception through December 31, 2000, net proceeds from private sales of common stock and preferred stock totaled approximately $29.9 million.

Net cash used in operating activities totaled approximately $9,416,000 for the year ended December 31, 2000 as compared to net cash used in operating activities of approximately $589,000 for the same period in 1999. Net cash used in operating activities for the year ended December 31, 2000 resulted primarily from the $41,335,000 net loss in the period offset by (i) an aggregate of $29,170,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense, and (ii) a combined $3,318,000 increase in accounts payable and accrued expenses mainly attributable to the acquisition of software licenses and, to a lesser extent, billings from outside contractors working on the development of the Company's proprietary software and technological infrastructure necessary to process transactions. Net cash used in operating activities for the year ended December 31, 1999 resulted primarily from the $8,120,000 net loss in the period offset by (i) an aggregate of $6,671,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, as well as shares and warrants issued for services chiefly associated with legal, consulting and bridge loan financing costs, and (ii) a $1,019,000 increase in accrued expenses mainly attributable to salaries and product development costs.

Net cash provided by investing activities totaled approximately $9,075,000 for the year ended December 31, 2000, as compared to net cash used in investing activities of approximately $17,430,000 for the same period in 1999. Net cash provided by investing activities for the year ended December 31, 2000 resulted from the $15,986,000 net proceeds from maturity of investments available-for-sale offset by (i) the $978,000 net effect of the DWeb and Netlan business combinations, (ii) the acquisition of software licenses for $2,527,000 and the purchase of capital assets for $1,075,000, primarily computer, communications and office equipment, and (iii) $2,331,000 in product development expenditures consisting of fees of outside contractors and capitalized salaries. Net cash used in investing activities for the year ended December 31, 1999 was chiefly associated with the purchase of investments available-for-sale for $15,986,000, and product development expenditures, as well as purchases of computer and office equipment for $1,335,000.

Net cash provided by financing activities totaled approximately $84,000 for the year ended December 31, 2000, as compared to net cash provided by financing activities of approximately $27,916,000 for the same period in 1999. In February 2000, eB2B obtained a $2,500,000 term loan from the Bank. The term loan has a term of three years, is interest-only until December 1, 2000, and bears interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger.

The Company has also obtained a $1.25 million line of credit with the Bank, which secures $1,178,000 of letters of credit that are outstanding at December 31, 2000. In 1999, cash provided by financing activities primarily consisted of proceeds from the issuance of shares of common stock, preferred stock as well as certain warrants aggregating to $29,922,000, of which $2.0 million had been loaned to DWeb.

As of December 31, 2000, the Company's principal source of liquidity is approximately $9.7 million of cash and cash equivalents. The Company has pledged a custodial cash account with the Bank as security on the term loan and line of credit. The Company is required to maintain a minimum balance of approximately 111% of the outstanding term loan and the line of credit at all times. As of December 31, 2000, the required balance was approximately $3,889,000, which is included in cash and cash equivalents as of December 31, 2000. As of April 2, 2001, the $2,250,000 outstanding balance of the term loan as of December 31, 2000 was repaid in full using cash held in the custodial cash account. As a result, the required balance in the custodial cash account as of April 2, 2001 was reduced to approximately $1,389,000.

As of December 31, 2000, the Company had entered into non-cancelable obligations for software licenses in the amount of approximately $2.4 million, of which $0.5 million was paid in October 2000. Also, the Company has committed to an annual maintenance contract of $0.4 million per year beginning on April 1, 2001. The remaining balance, including the maintenance contract, of approximately $2.3 is payable $0.5 million in February 2001. In addition, the Company has engaged an outside contractor to assist in the completion of certain specified customized development for a $1.0 million fee, which will be paid during the first six months of 2001. As of April 16, 2001, the Company agreed to terms with the software company to pay $0.4 million within 30 days and to issue stock in the amount of $1.2 million. The remaining balance of $0.2 million relates to sales tax, which will be paid upon issuance of the shares.

The Company anticipates spending approximately $1.4 million on capital expenditures over the next twelve months, primarily on product development expenditures, including approximately $600,000 of the $1.0 million in development fees noted above, and technology infrastructure.

During April 2001, the Company is in the process of raising additional capital (the "Private Placement"). The Private Placement terms are for a minimum offering of $3,000,000 and a maximum offering of $7,000,000 with a maximum over allotment of an additional $3,000,000. As of April 16, 2001, the Company has closed on $7.5 million in the form of a convertible note and an irrevocable line of credit. The securities offered in connection with the Private Placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements.

Management believes that the Company's available cash resources at December 31, 2000, coupled with the proceeds from the $7.5 million of convertible note and line of credit, will be sufficient to meet anticipated working capital and capital expenditure requirements for the next fifteen months. The Company's current use of cash is in excess of $1.0 million per month. The Company anticipates that its use of cash will be below $500,000 per month by the end of the third quarter of 2001 and expects to use less than $250,000 per month by the end of 2001. The expected reduction in use of cash reflects an anticipated increase in revenues, coupled with staffing reductions and operational cost reductions implemented in early April 2001, for which there can be no assurances.

Certain Trends and Uncertainties

         In addition to the other information contained in this Annual Report on Form 10-KSB, the following factors should be carefully considered.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, HAVE NOT GENERATED SUBSTANTIAL REVENUES AND HAVE INCURRED, AND WILL CONTINUE TO INCUR, SIGNIFICANT LOSSES.

         We have a limited operating history in the business-to-business electronic commerce industry. We were incorporated on July 26, 1979 in the State of New Jersey, and have been engaged in electronic commerce since 1996. On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, incorporated on November 6, 1998, merged with and into us, and our name was changed at that time from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. In that the security holders of former eB2B received the majority of the voting securities of the combined company, former eB2B was deemed to be the accounting acquiror. Accordingly, the financial results discussed herein prior to April 18, 2000 are those of former eB2B, unless otherwise specified.

         DynamicWeb Enterprises, Inc. generated revenues of $637,000, $1,187,000 and $3,045,000, and incurred net losses attributable to common stockholders of $3,163,000, $3,031,000 and $4,465,000, for the fiscal years ended September 30,
1997, 1998 and 1999, respectively, and generated revenues of $2,032,000 and incurred a net loss attributable to common stockholders of $3,464,000 for the six months ended March 31, 2000. Its accumulated deficit at March 31, 2000 was $12,665,000. eB2B Commerce, Inc., a Delaware corporation (the former eB2B), had no revenues and incurred net losses attributable to common stockholders of $108,000 for the period November 6, 1998 (inception) to December 31, 1998 and $37,562,000 for the year ended December 31, 1999, which amount is inclusive of a deemed dividend on preferred stock of $29,442,000. For the year ended December 31, 2000, we generated revenues of $5,468,000, incurred a net loss attributable to common stockholders of $41,335,000 and our accumulated deficit on December 31, 2000 was $79,005,000.

         We cannot give assurances that we will soon make a profit or that we will ever make a profit. Even though we expect that sales will increase substantially in the near future, expenses are expected to exceed sales. Sales are expected to increase due to the increasing number of companies joining our trading communities. Among other things, to achieve profitability, we must market and sell substantially more services, hire and retain qualified and experienced employees and be able to manage our expected growth. We may not be successful in these efforts.

         We currently expect to achieve positive EBITDA (earnings before interest, taxes, depreciation and amortization) in the first quarter of 2002. There can be no assurance that positive EBITDA can be achieved in this timeframe or at all, and all of the risk factors described herein may negatively effect our operating results. We are unable to predict when we may achieve net income in view of the substantial non-cash charges that which we will be required to take in future years.

THERE WILL BE SUBSTANTIAL ADVERSE EFFECTS TO OUR FUTURE OPERATING RESULTS BECAUSE OF SUBSTANTIAL NON-CASH CHARGES.

         As of December 31, 2000, our balance sheet included $56,363,000 of goodwill and other intangible assets and $2,368,000 of unearned stock-based compensation. The goodwill arose in connection with the merger in April 2000 of eB2B Commerce, Inc., a Delaware corporation, with and into DynamicWeb Enterprises, Inc., and the February 2000 acquisition of Netlan Enterprises, Inc. and subsidiaries. We expect to incur quarterly non-cash charges through March 2003 of approximately $3,400,000 corresponding to the amortization of such goodwill and other intangibles. Between June 2003 and March 2005, the quarterly amortization expense is expected to be approximately $3,100,000. Unearned stock-based compensation arose from the grant of stock options and warrants to employees, consultants and trading partners, and is being amortized over the vesting periods of these securities. All of these non-cash charges will significantly affect our reported operating results.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

         Our business-to-business electronic commerce model is based on the development of trading communities for the purchase and sale of goods between buyers and suppliers. To date, we have generated limited revenue from the trading communities. While we have signed several participants into our golf, sporting goods and chain pharmacy networks, none of the participants are required to conduct a minimum level of business. We believe that in order to reach significant revenue levels from these networks, additional trading partners will need to be added, particularly those who already conduct business among themselves. Accordingly, the success of our business model will depend upon a number of factors, including:

          - the number of buyers and suppliers that participate in the trading communities;

          -    the volume of transactions conducted by buyers and suppliers;

          - our ability to attract new customers and maintain customer satisfaction;

          - our ability to upgrade, develop and maintain the technology necessary for our operations;

          -    the introduction of new or enhanced services by our competitors;

          -    the pricing policies of competitors; and

          - our ability to attract personnel with Internet industry expertise.

         In addition, our business depends upon the satisfactory performance, reliability and availability of our systems and network infrastructure. Any system failure or interruption could result in delays, loss of data or the inability to accept and confirm business documents. Such decreased levels of customer service would reduce the attractiveness of our services and would negatively affect our operating results.

         If our business strategy is flawed or if we fail to execute our strategy effectively, our business, operating results and financial condition will be substantially harmed. We do not have substantial experience in developing and operating trading communities and we cannot assure you that the trading communities will be operated effectively, that a sufficient number of buyers and suppliers will join the trading communities or, if a sufficient number of buyers and suppliers join, that they will conduct enough transactions to generate significant revenues within the trading communities.

OUR SUCCESS WILL DEPEND ON EXPANDING MARKET ACCEPTANCE FOR INTERNET BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE.

         Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business electronic commerce, particularly as a medium to perform goods procurement and fulfillment functions in our targeted markets. If the use of the Internet in electronic commerce in such markets does not grow or if it grows more slowly than expected, our business will suffer. A number of factors could prevent such growth, including:

          - Internet electronic commerce is at an early stage and buyers may be unwilling to shift their transmission of business documents from traditional methods to electronic methods;

          - Internet electronic commerce may not be perceived as offering a cost saving to users;

          - the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

          - increased governmental regulation or taxation may adversely affect the viability of electronic commerce;

          - any shift from flat rate pricing to usage based pricing for Internet access may adversely impact the viability of the business models;

          - insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times;

          -    technical difficulties; and

          - concerns regarding the security of electronic commerce transactions.


WE MUST ENROLL A SIGNIFICANT NUMBER OF ADDITIONAL MAJOR BUYERS AND SUPPLIERS IN OUR TRADING COMMUNITIES.

         As of December 31, 2000, we connected approximately 150 retail organizations and 1,600 supplier organizations within our trading communities. We currently anticipate that the number of buyers and suppliers would have to increase by approximately 3,500 in order for us to achieve EBITDA profitability. Over the last several months, we have added approximately 6,000 suppliers as potential customers to our backlog. This represents supplier lists provided by retailers on our service, which need to be sold our services. We estimate that we can sign and implement between 25% and 50% of these suppliers to our service in 2001. Our business model depends in large part on our ability to create a network effect of buyers and suppliers. Buyers may not perceive value in the communities if there is an insufficient number of major suppliers within the communities. Similarly, suppliers may not be attracted to the network trading communities if there is an insufficient number of major buyers within the communities. If we are unable to increase either the number of buyers or suppliers, we will not be able to benefit from any network effect. As a result, the overall value of the trading communities would be diminished, which could harm our business, operating results and financial condition.

OUR BUSINESS IS DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS.

         In the year ended December 31, 2000, one customer accounted for approximately 17% of our total revenue. We do not expect any significant increases in revenues from the customer and, therefore, expect that such percentage will decrease in future periods.

         If this customer were to substantially reduce or stop its use of our services, our business, operating results and financial condition would be harmed. Generally, we do not have any long-term contractual commitments from any of our current customers, and customers may terminate their contracts with us with little or no advance notice and without significant penalty. As a result, we cannot assure you that any of our current customers will continue to use our services in future periods.

THE INTERNET-BASED BUSINESS-TO-BUSINESS INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY.

         The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. Our competition is expected to intensify as current competitors expand their service offerings and new competitors -- including larger, more established companies with more resources -- enter the market. The evolution of technology in our market is rapid and we must adapt to remain competitive. We may not be able to compete successfully against current or future competitors and such competitive pressures could harm our business, operating results or financial condition.

         Our direct competition falls into two general categories: direct vertical and indirect horizontal competitors. Direct vertical competitors are focused on the demand chain in the Company's vertical markets. Indirect horizontal competitors are focused on similar products but not in specific or multiple vertical industries. The Company's major direct vertical competitors are iCongo.com and Channel-Sports. Major indirect horizontal competitors include Automated Data Exchange (ADX) (formerly known as The EC Company) and SPS Commerce. All competitors are privately held businesses and minimal public information is available on their efforts to date.

         Also, we believe that competition may develop from four additional areas: EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Additionally, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium sized trading partners, thereby reducing the number of large retailers and suppliers in our target markets.

OUR BUSINESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS.

         To protect our proprietary products, we rely on a combination of copyright, trade secret and trademark laws, as well as contractual provisions relating to confidentiality and related matters. We also rely on common law protection relating to unfair business practices. Our primary software is licensed from others, and has been modified by us to perform the tasks specific to our business. Such software is run on our computers, thereby avoiding third party access. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Moreover, we cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar or superior technology.

WE MAY NOT HAVE FEDERAL TRADEMARK PROTECTION FOR OUR NAME.

         Our principal trademark is "eB2B", for which we are seeking a federal registration. The United States Patent and Trademark Office has issued an initial objection to the registration application based upon the descriptiveness of the trademark. We have filed a response with the United States Patent and Trademark Office challenging the objection. There can be no assurance that a trademark will be granted by the United States Patent and Trademark Office. If a federal trademark is not obtained then there can be no assurance that the mark can be adequately protected against any third party infringement, which could adversely affect our business. We have not made filings in any states with respect to obtaining state trademark protection.

WE ARE DEPENDENT ON ONE PRIMARY DATA CENTER.

         We operate our primary data center at Exodus Communications, Inc.'s Internet Data Center facility in Jersey City, New Jersey. The data center operates twenty-four hours a day, seven days a week, and is connected to: (1) the Internet via Exodus Communications; and (2) the electronic data interchange network via AT&T and IBM Global Network. The data center consists primarily of servers, storage subsystems, and other peripheral technology to provide on-line, batch and back-up operations. Customers' data is backed-up daily and stored off-site.

         We rely on Exodus Communications to provide us with Internet capacity, security personnel and fire protection, and to maintain the facilities, power and climate control necessary to operate our servers. Additionally, we rely on Exodus Communications for redundant subsystems, such as multiple fiber trunks from multiple sources, fully redundant power on the premises and multiple back-up generators. If Exodus Communications fails to adequately host or maintain our servers, our services could be disrupted and our business and operating results could be significantly harmed. We can make no assurances regarding our recourse against Exodus Communications in the event of such failure. Our agreement with Exodus Communications has a term of one year and is automatically renewable for additional one-year terms.

         There can be no assurance that Exodus Communications can effectively provide and manage the aforementioned infrastructure and services in a reliable fashion.

WE WILL BE SUBJECT TO CERTAIN LEGAL RISKS AND UNCERTAINTIES RELATING TO OUR SERVICES.

         In the course of our business, we will be exposed to certain legal risks and uncertainties relating to information transmitted in transactions conducted by our customers. The services provided to customers may include access to confidential or proprietary information. Any unauthorized disclosure of such information could result in a claim against us for substantial damages. In addition, our services include managing the collection and publication of catalog content. The failure to publish accurate catalog content could deter users from participating in trading communities, damage our business reputation and potentially expose us to legal liability. From time to time, some of our suppliers may submit inaccurate pricing or other catalog information. Even though such inaccuracies may not be caused by us and are not within our control, we could be exposed to legal liability. Although we believe that we have implemented and will continue to implement adequate policies to prevent disclosure of confidential or inaccurate information, claims alleging such matters may still be brought against us. Any such claim may be time-consuming and costly and may harm our business and financial condition. We maintain insurance for many of the risks encountered in our business, however, there can be no assurances that the claims will be substantially covered by our insurance.

WE ARE CURRENTLY SUBJECT TO LITIGATION AND MAY BE SUBJECT TO ADDITIONAL LITIGATION IN THE FUTURE.

         In October 2000, Cintra Software & Services Inc. commenced a civil action against us in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of our former Chief Information Officer. Cintra is seeking damages of approximately $856,000. While the action is at a very early stage, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend the action vigorously.

         On March 2, 2001, a former employee commenced a civil action against the Company and two members of its management in the Supreme Court of the State of New York, County of New York, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination by the Company, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 75,000 shares of the Company's common stock. The Company has not yet responded to the Complaint and no discovery has commenced. The Company disputes these claims and intends to vigorously defend the action.

         More generally, some of our engagements involve the design and development of customized e-commerce systems that are important to our clients' businesses. Failure or inability to meet a client's expectations in the performance of services could result in a diminished business reputation or a claim for substantial damages regardless of which party is responsible for such failure. In addition, the services provided to clients may provide us with access to confidential or proprietary client information. Although we have policies in place to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any unauthorized disclosure or use could result in a claim against us for substantial damages. Contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability.

         In addition, there is always the possibility that our shareholders will blame us for taking an alleged inappropriate action that causes the loss of their investment. In the past, following periods of volatility in the market price of a company's securities, class action litigation often has been instituted against a company experiencing stock price declines. Similar litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources. As a result, your investment in our stock may become illiquid and you may lose your entire investment.


                       RISKS RELATING TO OUR COMMON STOCK

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE SIGNIFICANT CONTROL AND INFLUENCE OVER THE COMPANY.

         As a group, our directors and executive officers beneficially own approximately 45.6% of our outstanding voting stock. If they vote together, the directors and executive officers will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors. The interests of our directors and executive officers may conflict with the interests of our other shareholders. In addition, Commonwealth Associates, L.P., the placement agent for our December 1999 and April 2001 private placements, has the right to designate three (of seven) members of our Board of Directors, two of which (Michael S. Falk and Timothy P. Flynn) are already serving.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK.

         We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

THE EXPIRATION OF RESTRICTIONS ON THE RESALE OF CERTAIN SECURITIES MAY NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK.

         A significant number of shares of common stock which are currently outstanding, and a significant number of shares of common stock underlying convertible preferred stock, options or warrants outstanding, are subject to lock up agreements under which the shareholders have agreed not to sell such shares for specified periods of time. Specifically, in connection with the private placement of Series B Convertible Preferred Stock and warrants completed in December 1999, each of the investors in such private placement was required to enter into a lock up agreement prohibiting the sale of the securities purchased in the private placement for a period of at least twelve months from the closing of such private placement, which lock-up period has expired.

         All of our directors, officers and principal shareholders immediately prior to the April 18, 2000 merger with eB2B Commerce, Inc., a Delaware corporation, and all of current officers and directors have entered into lock up agreements prohibiting the sale of such securities for various periods of time.

         On each of December 2, 2000 and March 2, 2001, the lock up expired to the extent of 25% of the holdings of each person subject to a lock-up agreement. On May 31, 2001 and August 29, 2001, the restrictions will be lifted to the extent of an additional 25% of each such person's respective holdings. Upon the expiration of the restrictions imposed by the lock up agreements described above, the persons party to those agreements will be able to sell their shares, subject to the restrictions imposed by the federal securities laws. The sale or the possibility of the sale of shares of our common stock after the expiration of such lock up periods has and may continue to adversely affect the market price of our common stock, and may adversely affect our ability to raise capital.

THERE IS POTENTIAL EXPOSURE TO US IN THAT CERTAIN SHARES OF COMMON STOCK UNDERLYING OUR PREFERRED STOCK HAVE BEEN SOLD

PRIOR TO THE EFFECTIVENESS OF A REGISTRATION STATEMENT THAT WAS RECENTLY FILED

         From December 2, 2000 until January 12, 2001, certain shares of our common stock, which were issued by virtue of conversion of shares of preferred stock, were sold by our shareholders in the open market. Such shareholders believed that their shares were registered pursuant to a previous registration statement of ours. The Securities and Exchange Commission has advised us of their opinion that such shares were not covered by the prior registration statement. While we believe that such sales were made in conformance with applicable securities laws and regulations, a different determination may result in our having liability. Commencing January 25, 2001, we advised such converting shareholders to resell their shares pursuant to Rule 144 promulgated under the Securities Act of 1933. We estimate that approximately 2,933,000 shares of our common stock were issued to such shareholders. Such shares may have potentially been sold in the open market prior to January 25, 2001, at prices that may have ranged from $.50 to $1-1/4 per share. It is possible that the selling shareholders will seek to include us in any action for recission taken against them by third parties who purchased the common stock. The measure of damages could be the purchase price paid, plus interest. We are unable to assess, in the event that there is any liability, what the amount thereof would be.

WE ARE SUBJECT TO A SUBSTANTIAL PENALTY IN THE EVENT WE DO NOT RECEIVE SHAREHOLDER APPROVAL, BY NO LATER THAN SEPTEMBER 30, 2001, OF OUR APRIL 2001 PRIVATE PLACEMENT

         In that our April 2001 private placement of convertible notes and warrants resulted in the issuance of more than 20% of our outstanding common stock, Nasdaq rules require that we obtain shareholder approval of this transaction. Until such shareholder approval is obtained, conversion of the convertible notes (or convertible preferred stock into which such notes may eventually first be converted into) into shares of our common stock is limited to an aggregate of not more than 19.9% of the number of shares of common stock outstanding before such notes and warrants are issued and the warrants will not be exercisable. We have agreed to hold a shareholders meeting, at which approval will be sought, by July 31, 2001 (but in no event later than September 30, 2001). If we fail to receive the necessary shareholder approval by such date, we may be required to redeem all of these private placement securities at a redemption price (payable in cash or in stock at our discretion) equal to two times the face amount thereof or the price required to make investors "whole" in light of the then current market price. Alternatively, the holders may terminate the conversion limitation, in which case we face delisting from Nasdaq.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         Our stock price has been and is likely to continue to be volatile. For example, from January 1, 2000 through March 31, 2001, our common stock traded as high as $19.75 per share and as low as $0.50 per share.

         Volatility in the future may be due to a variety of factors, including:

         - volatility of stock prices of Internet and electronic commerce companies generally;

         - variations in our operating results and/or our revenue growth rates;

         - changes in securities analysts' estimates of our financial performance, or for the performance of our industry as a whole;

         -    announcements of technological innovations;

         - the introduction of new products or services by us or our competitors;

         -    change in market valuations of similar companies;

         -    market conditions in the industry generally;

         - announcements of additional business combinations in the industry or by us;

         -    issuances or the potential issuances of additional shares;

         -    additions or departures of key personnel; and

         -    general economic conditions.

         The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of Internet-related companies. These fluctuations may adversely affect the market price of our common stock.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         Our common stock is traded on the Nasdaq SmallCap Market under the symbol "EBTB." While our common stock has recently been traded at bid price of over $1.00, over the past several months the bid price has fallen under $1.00 on several occasions. In the event that our shares of common stock close below the minimum $1.00 bid price for thirty consecutive business days, we will receive notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that we are not in compliance with the minimum bid price requirement of Nasdaq. To regain compliance with this standard, the common stock would be required to have a closing bid price at or above $1.00 for ten consecutive business days within the ninety-calendar day period from such notification. Should such compliance not be achieved, Nasdaq could issue a delisting letter.

         Our failure to meet Nasdaq's maintenance criteria, which includes minimum price and other requirements, in the future may result in the discontinuance of the inclusion of our securities on Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted on the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.

OUR SHARES COULD BECOME A "PENNY STOCK", IN WHICH CASE IT WOULD BE MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

         The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

- deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

- provide the customer with current bid and offer quotations for the penny stock;

- explain the compensation of the broker-dealer and its salesperson in the transaction;

- provide monthly account statements showing the market value of each penny stock held in the customer's account; and

- make a special written determination that the penny stock is a suitable investment for the purchase and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our shares become subject to the penny stock rules, investors may find it more difficult to sell their shares.

Item 7. Financial Statements
eB2B Commerce, Inc.

Index to Consolidated Financial Statements


                                                                                                 Page
                                                                                                 ----
Independent Auditors' Reports                                                                    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 (as restated)                       F-4

Consolidated Statements of Operations for the years ended December 31,
   2000 and 1999 (as restated)                                                                   F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000 and 1999 (as restated)                                                      F-6

Consolidated Statement of Cash Flows for the years ended December 31,
   2000 and 1999 (as restated)                                                                   F-8

Notes to the Consolidated Financial Statements                                                   F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of eB2B Commerce, Inc.:

We have audited the accompanying consolidated balance sheet of eB2B Commerce, Inc. (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York
April 16, 2001

                         Report of Independent Auditors

To the Board of Directors
eB2B Commerce, Inc.

We have audited the accompanying balance sheet of eB2B Commerce, Inc. (the "Company") as of December 31, 1999, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of eB2B Commerce, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 3, the financial statements have been restated to correct the valuation of certain common stock warrants and options.


Ernst & Young LLP
New York, New York
February 22, 2000, except for Notes 3, 10 and 11, as to which the date is March 30, 2001.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         December 31,        December 31,
                                                                            2000               1999
                                ASSETS                                                     (as restated,
                                                                                            see Note 3)
Current Assets
   Cash and cash equivalents                                                 $  9,650           $   9,907
   Investments available-for-sale                                                   -              15,986
   Accounts receivable (less allowance of $113 in 2000)                         1,530                   -
   Other current assets                                                           409               2,260
                                                                             --------           ---------
          Total Current Assets                                                 11,589              28,153

Property and equipment, net                                                     4,272                 167
Goodwill, net of accumulated amortization of $8,852 in 2000                    54,104                   -
Other intangibles, net of accumulated amortization of $977
   in 2000                                                                      2,259                   -
Other assets                                                                      995                 744
                                                                             --------           ---------
             Total Assets                                                    $ 73,219           $  29,064
                                                                             ========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                       $ 1,000           $       -
   Accounts payable                                                             1,806                   -
   Accrued expenses and other current liabilities                               4,892               1,055
   Deferred income                                                                592                   -
                                                                             --------           ---------
          Total Current Liabilities                                             8,290               1,055

Long-term debt, less current maturities                                         1,250                   -
Capital lease obligations, less current maturities                                212                   -
Other                                                                             379                   -
                                                                             --------           ---------
           Total Liabilities                                                   10,131               1,055
                                                                             --------           ---------

Commitments and contingencies (Note 8)

Stockholders' Equity
   Undesignated preferred stock - no par value; 45,998,000 shares
     authorized; no shares issued and outstanding                                   -                   -
   Preferred stock, convertible Series A - $.0001 par value; 2,000 shares authorized; 7 and 300 shares issued and outstanding at December
     31, 2000 and 1999, respectively                                                -                   -
   Preferred stock, convertible Series B - $.0001 par value;
     4,000,000 shares authorized; 2,803,198 and 3,299,999 shares
     issued and outstanding at December 31, 2000 and 1999, respectively             -                   -
   Common stock - $.0001 par value; 200,000,000 shares authorized;
     15,384,015 and 7,253,820 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                       2                   1
   Additional paid-in capital                                                 144,459              67,500
   Accumulated deficit                                                        (79,005)            (37,670)
   Unearned stock-based compensation                                           (2,368)             (1,822)
                                                                             --------           ---------
          Total Stockholders' Equity                                           63,088              28,009
                                                                             --------           ---------
              Total Liabilities and Stockholders' Equity                     $ 73,219           $  29,064
                                                                             ========           =========

See accompanying notes to consolidated financial statements.


                                      F-4








CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                              Year Ended December 31,
                                              -------------------------
                                              2000             1999
                                              ----             ----
                                                           (as restated
                                                            see Note 3)

Revenue                                        $ 5,468         $      -
                                               --------        --------
Costs and expenses
   Cost of revenue                                2,839               -
   Marketing and selling (exclusive of
     stock-based compensation expense of
     $1,412 and $500 for the years ended
     December 31, 2000 and 1999,
     respectively)                                2,804               -
   Product development costs (exclusive
     of stock-based compensation expense
     of $362 and $231 for the years ended
     December 31, 2000 and 1999,
     respectively)                                2,698             572
   General and administrative
     (exclusive of stock-based
     compensation expense of $14,253 and
     $1,955 for the years ended December
     31, 2000 and 1999, respectively)            13,438           1,670
   Amortization of goodwill and other
     intangibles                                  9,829               -
   Stock-based compensation expense              16,027           2,686
                                               --------        --------
        Total costs and expenses                 47,635           4,928
                                               --------        --------

        Loss from operations                    (42,167)         (4,928)

   Interest income                                1,130               -
   Interest expense
     (including bridge loan financing
     costs of $3,178 in 1999)                      (191)         (3,192)
   Other, net                                      (107)              -
                                               --------        --------

       Net loss                                $(41,335)       $ (8,120)

   Deemed dividend on preferred
     stock                                            -         (29,442)
                                               --------        --------

        Net loss attributable to
             common stockholders               $(41,335)       $(37,562)
                                               ========        ========
Basic and diluted net loss per common share    $  (3.61)       $  (5.70)
                                               ========        ========

Weighted average number of common shares
outstanding                                  11,461,496       6,591,108
                                             ==========       =========



See accompanying notes to consolidated financial statements.

eB2B Commerce, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)


                         Series A Preferred     Series B Preferred         Common Stock          Additional
                               Stock                 Stock                                       Paid-In
                           Shares  Amount      Shares      Amount       Shares      Amount       Capital
                        ---------------------------------------------------------------------------------------
Balance at
  January 1, 1999              -      -            -          -     6,167,210          1             354
Sale of common stock           -      -            -          -       259,350          -             195
Sale of Series A
  preferred stock            300      -            -          -             -          -             300
Sale of Series B
  preferred stock              -      -    3,299,999          -             -          -          29,442
Issuance of common
  stock in exchange
  for services                 -      -            -          -       393,680          -             228
Issuance of common
  stock in exchange
  for domain name              -      -            -          -         7,980          -               2
Issuance of common
  stock in exchange
  for note payable             -      -            -          -       425,600          -              80
Issuance of warrants
  in connection with
  bridge financing (as
  restated, see Note 3)        -      -            -          -             -          -           3,178
Unearned stock-based
  compensation (as
  restated, see Note 3)        -      -            -          -             -          -           4,279
Amortization of
  unearned stock-
  based compensation
  (as restated, see
   Note 3)                     -      -            -          -             -          -               -



                               Unearned
                             Stock-Based         Accumulated
                             Compensation          Deficit        Total
                        -----------------------------------------------
Balance at
  January 1, 1999                       -            (108)        247
Sale of common stock                    -                -        195
Sale of Series A
  preferred stock                       -                -        300
Sale of Series B
  preferred stock                       -                -     29,442
Issuance of common
  stock in exchange
  for services                       (228)               -          -
Issuance of common
  stock in exchange
  for domain name                       -                -          2
Issuance of common
  stock in exchange
  for note payable                      -                -         80
Issuance of warrants
  in connection with
  bridge financing (as
  restated, see Note 3)                 -                -      3,178
Unearned stock-based
  compensation (as
  restated, see Note 3)            (4,279)               -          -
Amortization of
  unearned stock-
  based compensation
  (as restated, see
   Note 3)                          2,685                -      2,685


                                    F-6












Net loss                          -          -            -          -             -          -               -
Deemed dividend
   on preferred stock             -          -            -          -             -          -          29,442
                           --------- ---------- ------------ ---------- ------------- ---------- ---------------
Balance at
  January 1, 2000
  (as restated, see
    Note 3)                     300          -    3,299,999          -     7,253,820          1          67,500
Netlan merger                     -          -            -          -       325,000          -           3,347
DynamicWeb reverse
  acquisition                     -          -            -          -     4,811,969          1          58,648
Conversion of Series
  A preferred stock            (293)         -            -          -       389,690          -               -
Conversion of Series
  B preferred stock               -          -     (496,801)         -     2,402,710          -               -
Exercise of stock
  options and warrants            -          -            -          -       117,691          -             144
Unearned stock-
  based compensation              -          -            -          -             -          -          14,523
Amortization of
  unearned stock-
  based compensation              -          -            -          -             -          -               -
Other                             -          -            -          -        83,135          -             297
Net loss                          -          -            -          -             -          -               -
                           -------------------------------------------------------------------------------------
Balance at
  December 31, 2000               7       $  -    2,803,198       $  -    15,384,015       $  2       $ 144,459




Net loss                                      -          (8,120)     (8,120)
Deemed dividend
   on preferred stock                         -         (29,442)          -
                           --------------------- ---------------- ----------
Balance at
  January 1, 2000
  (as restated, see
    Note 3)                             (1,822)         (37,670)     28,009
Netlan merger                         $ (2,050)                -      1,297
DynamicWeb reverse
  acquisition                                 -                -     58,649
Conversion of Series
  A preferred stock                           -                -          -
Conversion of Series
  B preferred stock                           -                -          -
Exercise of stock
  options and warrants                        -                -        144
Unearned stock-
  based compensation                   (14,523)                -          -
Amortization of
  unearned stock-
  based compensation                    16,027                 -     16,027
Other                                         -                -        297
Net loss                                      -         (41,335)    (41,335)
                           -------------------------------------------------
Balance at
  December 31, 2000                   $ (2,368)       $ (79,005)    $63,088


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  Year Ended December 31,
                                                                    2000           1999
                                                                    ----           ----
                                                                              (as restated,
                                                                               see Note 3)
Operating Activities
   Net loss                                                        $(41,335)   $ (8,120)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                13,086         633
        Stock-based compensation expense                             15,991       1,427
        Write-down of assets                                             57         174
        Shares, options and warrants issued for services                 36       1,259
        Warrants issued in connection with bridge loan financing          -       3,178
   Management of operating assets and liabilities
        Accounts receivable, net                                       (277)          -
        Accounts payable                                               (327)          -
        Accrued expenses and other liabilities                        3,645       1,019
        Other                                                          (292)       (159)
                                                                   --------    --------
            Net cash used in operating activities                    (9,416)       (589)
                                                                   --------    --------

Investing Activities
   Acquisitions, net of cash acquired                                  (978)          -
   Proceeds (purchases) of investments available-for-sale, net       15,986     (15,986)
   Purchase of software                                              (2,527)          -
   Purchase of property and equipment                                (1,075)       (195)
   Product development expenditures                                  (2,331)     (1,140)
   Other investing activities                                             -        (109)
                                                                   --------    --------
            Net cash provided by (used in) investing activities       9,075     (17,430)
                                                                   --------    --------

Financing Activities
   Proceeds from borrowings                                           2,500           -
   Repayment of borrowings                                           (2,366)         (6)
   Loan to DWeb                                                           -      (2,000)
   Payment of capital lease obligations                                (194)          -
   Proceeds from issuance of shares and warrants                          -      29,922
   Proceeds from exercise of options and warrants                       144           -
                                                                   --------    --------
            Net cash provided by financing activities                    84      27,916
                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                   (257)      9,897
Cash and cash equivalents at beginning of year                        9,907          10
                                                                   --------    --------
Cash and cash equivalents at end of year                           $  9,650    $  9,907
                                                                   ========    ========

Non-cash transactions
   Common stock, options and warrants issued or exchanged in
     connection with acquisitions                                  $ 61,996    $      -
   Shares, options and warrants issued for services                $    398    $  4,507
   Equipment acquired under capital lease                          $    346    $      -
   Preferred stock issued in exchange for note payable             $      -    $     15
   Common stock issued in exchange for note payable                $      -    $     80
   Common stock issued in exchange for domain name                 $      -    $      2
Cash paid during the period for
   Interest                                                        $    148    $      -


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PLAN OF OPERATIONS

eB2B Commerce, Inc. (the "Company") utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company does not allow customers to take delivery of its proprietary software. The Company provides access via the Internet to its proprietary software, which is maintain on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and Internet-based training seminars.

Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations in the transaction management and document exchange services. Management has addressed the costs of providing these services throughout 2000 and 2001. While the Company continues to add large customers to its service, the Company is focused primarily on implementing the trading partners who transact business with its largest existing customers.

To ensure the success of the Company, and to address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures during the third and fourth quarter of 2000 and into 2001.

Additionally, on April 16, 2001, the Company received additional financing of $7.5 million in the form of a convertible note and an irrevocable line of credit (see Note 14, Subsequent Events).

NOTE 2. BASIS OF PRESENTATION AND OTHER MATTERS

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

The reverse acquisition was accounted for as a "purchase business combination" in which eB2B was the accounting acquirer and DWeb was the legal acquirer. The management of eB2B remained the management of the Company. As a result of the reverse acquisition, (i) the financial statements of eB2B are the historical financial statements of the Company; (ii) the results of the Company's operations include the results of DWeb after the date of the Merger; (iii) the acquired assets and assumed liabilities of DWeb were recorded at their estimated fair market value at the date of the Merger; (iv) all references to the financial statements of the "Company" apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; (v) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger, and (vi) the Company's year-end is December 31, that of the accounting acquirer, eB2B.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Also, the contributed capital of eB2B as of December 31, 1999 has been recast to give effect to the Merger. Certain other prior period balances have been reclassified to conform to the current period presentation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("generally accepted accounting principles").

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation and hosting fees, which have not been earned.

For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the billing terms of the contract. Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method. Progress towards completion is measured using efforts-expended method based upon management estimates. Fixed price consulting arrangements are mainly short-term in nature and the Company does not have a history of incurring losses on these types of contracts. If the Company were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed price contracts is included in deferred income.

Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, the Company recognizes revenue based on the percentage of completion method for the applicable period. Deferred income includes amounts billed for training seminars and classes that have not been completed.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

    Computer and communications equipment...... 2 to 3 years
    Purchased software......................... 2 years
    Office equipment and furniture............. 4 to 5 years
    Leasehold improvements..................... Shorter of useful life or lease term

Goodwill and Other Intangibles

Goodwill is amortized using the straight-line method from the date of acquisition over the period of expected benefit, or five years. Other intangibles resulting from the Company's purchase business combinations, including assembled workforce and customer list, are also amortized over the straight-line method from the date of acquisition over the period of expected benefit, or three years.

Impairment of Long-Lived Assets

The Company's long-lived assets, including property and equipment, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Product Development

In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to capitalized product development expenditures is based on the period such product is expected to provide future utility to the Company. As of December 31, 2000 and 1999, capitalized product development expenditures, which have been classified as other assets in the Company's balance sheets, were $905,000 and $738,000, respectively. During the year ended December 31, 1999, eB2B abandoned the use of the product development expenditures capitalized at December 31, 1998, and recorded a $174,000 write-down.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to the short maturities of such instruments. The carrying value of the long-term debt and capital lease obligations approximate fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States of America and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. The Company recorded provisions (additions) to the allowance of $211,000 and write-offs (deductions) against the allowance of $98,000 during the year ended December 31, 2000.

In the year ended December 31, 2000, one customer from the Company's transaction processing and related services' segment accounted for approximately 17% of the Company's total revenue. As of December 31, 2000, the same customer accounted for approximately 14% of accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net earnings at December 31, 2000 and 1999, options and warrants to purchase 21,552,096 and 13,535,687 common shares, and preferred shares convertible into 13,566,595 and 16,358,995 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

The unaudited pro forma net loss per common share presented in Note 4 herein has been computed in the same manner as net loss per common share.

The weighted-average number of shares outstanding for purposes of presenting net loss per common share on a comparative basis has been retroactively restated to the earliest period presented to reflect the 2.66 to 1 exchange ratio in the reverse acquisition described in Note 4 herein.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". For disclosure purposes, pro forma net loss and loss per common share data are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as if the fair value method had been applied.

Restatement

Management determined that the valuation methodology utilized by eB2B in 1999 to ascribe fair value to warrants issued in connection with certain financing and other transactions, as well as to compensation related to certain employee stock options, should be revised. Upon further review, management determined that (i) the Black-Scholes option pricing model should have been used to estimate the respective fair value of such warrants, and (ii) the options issued to employees after commencement of merger discussions with DWeb on October 27, 1999 should have reflected the 2.66 to 1 exchange ratio in the Merger. As a result, the financial statements of eB2B as of December 31, 1999 and for the year then ended have been restated to reflect the utilization of the Black-Scholes pricing model and to give effect to the 2.66 to 1 exchange ratio in the Merger, where applicable. The effect of the restatement was to increase additional paid-in capital by $3,568,000, increase accumulated deficit by approximately $2,066,000, and increase unearned stock-based compensation by $1,502,000, resulting in no change to the total stockholders' equity as of December 31, 1999; and to increase the net loss attributable to common stockholders by $2,066,000, a non-cash charge, for the year ended December 31, 1999.

A summary of the effects of the restatement is as follows (in thousands except per share data):


                                                          As previously
At December 31, 1999                                       reported (1)       As restated
--------------------                                       ------------       -----------
Common stock                                                   $       1         $       1
Additional paid-in capital                                        63,932            67,500
Accumulated deficit                                              (35,604)          (37,670)
Unearned stock-based compensation                                   (320)           (1,822)
                                                                --------          --------
Stockholders' Equity                                            $ 28,009          $ 28,009
                                                                ========          ========



                                                          As previously
For the year ended December 31, 1999                       reported (1)       As restated
------------------------------------                         --------         -----------
Stock-based compensation expense                             $  1,452          $  2,686
Interest expense                                                2,360             3,192
Net loss                                                       (6,054)           (8,120)
Net loss attributable to common stockholders                  (35,496)          (37,562)
Basic and diluted net loss per common share                  $  (5.39)         $  (5.70)

(1) Recast to give effect to the Merger and certain reclassifications.

Recent Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting for derivative and for hedging activities. The Company intends to adopt SFAS No. 133 on January 1, 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year. Additionally, in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133" was issued. The Company expects the adoption of SFAS No. 133 and 138 in fiscal 2001, as well as the effect in subsequent periods, to be immaterial.

In March 2000, Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Web Site Development Costs", and EITF No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", were issued. The Company adopted both EITF No. 002 and EITF No. 00-3, which did not have a material impact on the Company's consolidated financial statements.


NOTE 4. ACQUISITIONS

Netlan Enterprises, Inc.

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock), valued at the market value of DWeb's common stock on January 7, 2000, the date at which the parties signed the letter of intent. Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The aggregate value of such shares, or $2,050,000, has been treated as stock-based compensation and is being amortized over the one-year vesting period from the date of acquisition. In connection with this acquisition, eB2B incurred transaction costs consisting primarily of professional fees of approximately $332,000, which have been included in the purchase price of the Netlan Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Netlan's net assets as of February 22, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $334,000 of the purchase consideration was allocated to other intangibles, including assembled workforce. The remaining purchase consideration, or approximately $4,896,000, was recorded as goodwill. The results of operations of Netlan have been included in the Company's results of operations since March 1, 2000.

The following is a summary of the allocation of the purchase price in the Netlan Merger (in thousands):

Purchase price ....................................................     $ 1,297
Acquisition costs .................................................         332
                                                                        -------
   Total purchase price ...........................................     $ 1,629
                                                                        =======

Historical net liabilities assumed ................................     $(2,490)
Write-down of property and equipment, and intangible assets .......        (753)
Liabilities for restructuring and integration costs ...............        (358)
Identifiable intangible assets ....................................         334
Goodwill ..........................................................       4,896
                                                                        -------
   Total purchase price ...........................................     $ 1,629
                                                                        =======

DynamicWeb Enterprises, Inc.

As described in Note 2 herein, the Merger of eB2B with and into DWeb was accounted for as a reverse acquisition, utilizing the purchase business combination method of accounting, in which eB2B acquired control of DWeb for accounting purposes and DWeb acquired eB2B for legal purposes. Each share of common stock of DWeb remained outstanding and each share of eB2B common stock was exchanged for the equivalent of 2.66 shares of DWeb's common stock. In addition, shares of eB2B preferred stock, warrants and options were exchanged for like securities of DWeb, reflective of the 2.66 to 1 exchange ratio.

The purchase price of the Merger was approximately $59.1 million, which primarily represents (i) the number of shares of DWeb's common stock outstanding as of April 18, 2000, the date of the Merger, valued based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement, or $31.9 million; (ii) the number of shares of DWeb's common stock issuable under existing stock option and warrant agreements as of April 18, 2000 valued using the Black-Scholes option pricing model, or $6.4 million; (iii) the aggregate market value of the shares of common stock and warrants principally issued to a financial advisor (the "Financial Advisor"), or $10.2 million; and
(iv) the market value of warrants issued to the Financial Advisor in consideration for the advisory services rendered during the Merger, or $10.1 million. In connection with this acquisition, eB2B also incurred transaction costs consisting primarily of professional fees of approximately $363,000, which have been included in the purchase price of the Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of DWeb's net assets as of April 18, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $2.9 million of the purchase consideration was allocated to other intangibles, including assembled workforce and customer list. Also, the Company recorded liabilities totaling $1.0 million principally in relation to severance provided to certain employees as well as the settlement of a claim existing at the time of the Merger. The remaining purchase consideration, or $58.1 million, was recorded as goodwill. The results of operations of DWeb have been included in the Company's results of operations since April 19, 2000.

The following is a summary of the allocation of the purchase price in the acquisition of DWeb (in thousands):

Purchase price ...................................................     $ 58,724
Acquisition costs ................................................          363
                                                                       --------
   Total purchase price ..........................................     $ 59,087
                                                                       ========

Historical net assets acquired ...................................     $     10
Write-down of property and equipment, and intangible assets ......         (838)
Liabilities for restructuring and integration costs ..............       (1,047)
Identifiable intangible assets ...................................        2,902
Goodwill .........................................................       58,060
                                                                       --------
   Total purchase price ..........................................     $ 59,087
                                                                       ========


At December 31, 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $9.8 million.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the years ended December 31, 2000 and 1999 as if the acquisitions had occurred at the beginning of each of the periods presented (in thousands, except per share data):

                                                        Year Ended
                                                       December 31,
                                                   2000            1999
                                                   ----            ----
Revenue                                           $7,073          $7,735
Net loss attributable to common
   stockholders                                  (48,705)        (67,494)
Basic and diluted net loss per common share        (3.77)          (5.75)


For the purpose of presenting pro forma condensed consolidated results of operations for the twelve-month period ended December 31, 1999, the Company excluded Netlan's computer network design, consulting, implementation, integration, procurement and support activities that had been discontinued on October 31, 1999. For the year ended December 31, 1999, the loss from these subsequently discontinued operations was approximately $772,000 and revenue was approximately $6,127,000.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from combined operations.


NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31 (in thousands):

                                                         2000        1999
                                                         ----        ----
Computer and communications equipment                   $ 2,420     $ 193
Purchased software                                        2,914         -
Office equipment and furniture                              614         2
Leasehold improvements                                      226         -
                                                        -------     -----
                                                          6,174       195
Accumulated depreciation and amortization                (1,902)      (28)
                                                        -------     -----
                                                        $ 4,272     $ 167
                                                        =======     =====

As of December 31, 2000, the cost of assets under capital leases, principally computer and communications equipment, was approximately $725,000. The net book value of such assets was approximately $367,000.


NOTE 6. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

                                                                  2000              1999
                                                                  ----              ----
Accrued software development costs                                $2,439             $ 258
Accrued severance                                                    748                 -
Accrued professional fees                                            559               292
Accrued compensation and related costs                               467               488
Current maturities of capital lease obligations                      191                 -
Other                                                                488                17
                                                                  ------            ------
                                                                  $4,892            $1,055
                                                                  ======            ======

During April 2001, the Company renegotiated approximately $2.0 million of accrued expenses and other current liabilities outstanding as of December 31, 2000 with several of its vendors. The vendors agreed to accept a 25% payment to be made within 30 days and common stock for the remaining 75% of such balance. The Company owes approximately $0.2 million of related sales tax, which will be paid upon issuance of the common stock.

NOTE 7. LONG-TERM DEBT

In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The term loan has a term of three years, is interest-only until December 1, 2000, and bears interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger.

At December 31, 2000, the maturity of long-term debt is as follows (in thousands):

2001                                                       $1,000
2002                                                        1,000
2003                                                          250
                                                            -----
Total                                                      $2,250
                                                            =====


The Company has obtained a $1,250,000 line of credit with the Bank, which secures $1,178,000 of letters of credit that are outstanding at December 31, 2000. As of December 31, 2000, there was no amount outstanding under the line of credit. The Company has pledged a custodial cash account with the Bank as security on the term loan and line of credit. The Company is required to maintain a minimum balance of approximately 111% of the outstanding term loan and the line of credit at all times. As of December 31, 2000, the required balance was $3,889,000. As of April 2, 2001, the $2,250,000 outstanding balance of the term loan was repaid in full using cash held the custodial cash account. As a result, the required balance in the custodial cash account as of April 2, 2001 was reduced to $1,389,000.


NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases and other commitments

The Company has several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from 2 to 3 years. Also, during the third quarter of 2000, the Company entered into a lease for new office space that will expire in 2007. According to the terms of the lease agreements, the Company is required to maintain letters of credit in the aggregate amount of $1,178,000. The line of credit with the Bank secures such letters of credit.

Future minimum rental commitments under noncancellable leases as of December 31, 2000 were as follows (in thousands):

                                                 Capital leases      Operating leases
                                                 --------------      ----------------
2001                                                      $ 233               $ 1,467
2002                                                        133                 1,192
2003                                                        111                 1,162
2004                                                          -                 1,166

2005                                                          -                 1,175
Thereafter                                                    -                 1,567
                                                          -----                 -----
Total                                                     $ 477               $ 7,729
                                                            ===                 =====

Less: amounts representing interest                          74
Less: current maturities                                    191

Long-term capital lease obligations                       $ 212
                                                          =====


Employment agreements

The Company maintains employment agreements with one director and four of its officers. These employment agreements provide for (i) minimum annual base salaries of $950,000 in the aggregate, and (ii) minimum bonuses totaling $265,000 for each year of employment of these four individuals.

Severance agreements

An officer and director resigned as Executive Vice President, effective September 30, 2000, and as member of the Board of Directors, effective December 31, 2000. In connection with his resignation as an officer of the Company, the Company signed an agreement, which provides that (i) he will be paid an aggregate of $270,000 in semi-monthly installments between September 30, 2000 and September 30, 2003, (ii) his options will become exercisable in accordance with their initial terms, and (iii) the Company will provide him with certain benefits, as defined in the agreement. In relation with this obligation, the Company recorded a severance accrual and a general and administrative expense of $327,000 for the year ended December 31, 2000.

An officer and director resigned as Executive Vice President and Chief Technology Officer, effective September 1, 2000, and as a member of the Board of Directors, effective December 31, 2000. In connection with his resignation, the Company signed an agreement, which provides that (i) he will be paid an aggregate of $205,000 in semi-monthly installments between September 1, 2000 and December 31, 2001, (ii) his options will become exercisable in accordance with their initial terms, and (iii) the Company will provide him with certain benefits, as defined in the agreement. In relation with this obligation, the Company recorded a severance accrual and a general and administrative expense of $241,000 for the year ended December 31, 2000.

The former Chief Executive Officer of DWeb resigned effective April 18, 2000 upon consummation of the Merger. In connection with his resignation, the Company signed an agreement with this individual, which provides for installments in the aggregate of $215,000 payable monthly between May 1, 2000 and October 31, 2001. In relation with this obligation, the Company recorded a $215,000 severance accrual, which was included in the purchase price of the Merger.

The former President and Chief Operating Officer of DWeb resigned effective August 1, 2000. Based on a change in control provision in his employment agreement with DWeb, the Company signed an agreement, which provides for installments in the aggregate of $450,000 payable semi-monthly between August 1, 2000 and September 30, 2002. In relation with this obligation, the Company recorded a $517,000 severance accrual, which was included in the purchase price of the Merger.

Litigation

The Company is party to certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of an ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

In October 2000, Cintra Software & Services Inc. ("Cintra") commenced a civil action against the Company in New York Supreme Court, New York County. The complaint alleges that the Company acquired certain software from Cintra upon the authorization of the Company's former Chief Information Officer. Cintra is seeking damages of approximately $856,000. While the actions are at an early stage, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the action.

On March 2, 2001, a former employee commenced a civil action against the Company and two members of its management in the Supreme Court of the State of New York, County of New York, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination by the Company, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 75,000 shares of the Company's common stock. The Company has not yet responded to the Complaint and no discovery has commenced. The Company disputes these claims and intends to vigorously defend the action.


NOTE 9. PREFERRED STOCK

In April 1999, eB2B authorized 2,000 shares of Series A Convertible Preferred Stock ("Series A") with a par value of $.0001 per share, and issued 300 shares of Series A for $300,000. Each share of Series A is convertible into the number of shares of common stock by dividing the purchase price for the Series A by the conversion price in effect resulting in approximately 399,000 shares of Company common stock. The Series A have antidilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series A at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A are entitled to receive $1,000 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2000, 293 shares of Series A issued in April 1999 had been converted into 389,690 shares of Company common stock.

In December 1999, eB2B authorized 4.0 million shares of Series B Convertible Preferred Stock ("Series B") with a par value of $.0001 per share, and issued approximately 3.3 million shares for $33.0 million in gross proceeds ($29.4 million in net proceeds), in a private placement conducted by eB2B. Each share of Series B is convertible into the number of shares of common stock that results from dividing the purchase price by the conversion price per share in effect resulting in approximately 16.0 million shares of Company common stock valued at $124.4 million based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement. As this value was significantly greater than the net proceeds received in the private placement of Series B preferred stock, the net proceeds received were allocated to the convertible feature and amortized as a deemed dividend on preferred stock, resulting in a corresponding charge to retained earnings and a credit to additional paid-in capital within the stockholders' equity as of December 31, 1999. The Series B have antidilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series B at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series B are entitled to receive $10.00 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2000, 496,801 shares of Series B issued in December 1999 had been converted into 2,402,710 shares of Company common stock.

In the event the Company declares a cash dividend on the common stock, the Company will at the same time, declare a dividend to the Series A and B stockholders equal to the dividend which would have been payable if the Series A and B stock had been converted into common stock. The holders of the Series A and B are entitled to one vote for each share of the Company's common stock into which such share of Series A and B is then convertible. In addition, upon any liquidation of the Company, holders of shares of Series A and Series B shall be entitled to payment of the purchase price before distributions to any holder of the Company's common stock.


NOTE 10. COMMON STOCK AND WARRANTS

As of December 31, 2000, there were 15,384,015 shares of our common stock issued and outstanding. The Company's common stock is currently listed on The Nasdaq SmallCap Market under the trading symbol "EBTB". Holders of the Company's common stock are entitled to one vote for each share owned on all matters submitted to a vote of stockholders. Although the Company currently does not anticipate paying any cash dividend for the foreseeable future, holders of the Company's common stock are entitled to receive cash dividends, if any, declared by our board of directors out of funds legally available therefore, subject to the rights of any holders of preferred stock. Holders of the Company's common stock do not have subscription, redemption, conversion or preemptive rights. Each share of common stock is entitled to participate pro rata in any distribution upon liquidation, subject to the rights of holders of preferred stock.

In September 1999, eB2B signed a letter of intent with the Financial Advisor to raise capital in a private placement offering of the Company's securities. In October 1999, in anticipation of eB2B's Series B preferred stock private placement offering, the Financial Advisor arranged for $1,000,000 in bridge financing for eB2B until the private placement offering commenced. The bridge financing consisted of convertible notes, in the aggregate, of $1,000,000, which automatically converted into units offered in the private placement offering based on the face value of the bridge notes, and warrants to purchase up to 717,409 shares of eB2B common stock (equivalent to 1,908,308 shares of Company common stock), exercisable at $4.00 per share ($1.50 reflective of the 2.66 to 1 exchange ratio in the Merger) for a period of seven years (the "Bridge Financing Warrants"). The Bridge Financing Warrants were valued using the Black-Scholes option pricing model at approximately $3,178,000 and were expensed in 1999 as interest in eB2B's statement of operations when the bridge financing was liquidated.

In December 1999, eB2B issued to the Financial Advisor, for services relating to the private placement, warrants to purchase 1,482,600 shares of eB2B common stock (equivalent to 3,943,716 shares of Company common stock) at an exercise price of $5.50 per share ($2.07 reflective of the 2.66 to 1 exchange ratio in the Merger) for a period of five years (the "Private Placement Fees"). Also, investors in the Series B preferred stock private placement offering received warrants to purchase an aggregate of 1,500,048 shares of eB2B common stock (equivalent to 3,990,128 shares of Company common stock) with similar terms
(the "Private Placement Investors"). The Private Placement Fees and the Private Placement Investors were valued utilizing the Black-Scholes option pricing model at approximately $52,284,000.

In connection with certain salaries and various legal and consulting services rendered during 1999, eB2B issued 148,000 shares of common stock (equivalent to 393,680 shares of Company common stock) and 188,500 warrants to purchase shares of common stock (equivalent to 501,410 shares of Company common stock), respectively. The warrants are exercisable for a period of five years at prices ranging from $0.50 to $5.50 ($0.19 to $2.07 reflective of the 2.66 to 1 exchange ratio in the Merger) per share (the "Consulting Warrants"). The shares of common stock issued in lieu of salaries were valued at $228,000, and expensed as stock-based compensation in eB2B's statement of operations in 1999. The Consulting Warrants were valued using the Black-Scholes option pricing model at approximately $1,029,000, and charged to stock-based compensation in eB2B's statement of operations in 1999.

A principal and the Chief Executive Officer of the Financial Advisor is a director of the Company. Under an agreement between the Financial Advisor and eB2B, upon completion of the Merger with DWeb on April 18, 2000, the Financial Advisor received a finder's fee equal to 3% of the total number of shares received by eB2B stockholders in the Merger. The fee was paid in the form of 720,282 shares of Company common stock and seven-year warrants to purchase 502,383 of such shares at an exercise price of $2.07 per share (the "Finder's Warrants"). The shares of common stock were valued at the fair market of the DWeb stock on April 18, 2000, the date of the Merger and the Finder's
Warrants have
been valued using the Black-Scholes option pricing model.The aggregate value of the shares of common stock and warrants, or $10.2 million, was included in the purchase price of the Merger.

In November 1999, eB2B issued the Financial Advisor five-year warrants to purchase 470,000 shares of eB2B common stock (equivalent to 1,250,200 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock) in consideration for the advisory services rendered during the Merger (the "Advisory Warrants"). The Advisory Warrants vested upon completion of the Merger on April 18, 2000 and have been included in the purchase price of the Merger, along with 30,000 additional warrants to purchase shares of eB2B common stock with similar terms (equivalent to 79,800 shares of Company common stock) granted to a Board member and his affiliate, for an aggregate value of approximately $10.1 million using the Black-Scholes option pricing model.

On April 18, 2000, the number of shares of DWeb's common stock issuable under existing warrants agreements became warrants to purchase shares of Company common stock. As of December 31, 2000, 410,772 of such warrants were outstanding.

In 2000, the Company issued 300,000 warrants to purchase shares of Company common stock at an exercise price of $3.91 per share to a business partner, which vest in three equal installments, on each of the annual anniversary of the warrant agreement date (the "Business Partner Warrants"). The Business Partner Warrants have been valued at $900,000 using the Black-Scholes option pricing model and their value will be amortized ratably over three years. During the year ended December 31, 2000, the Company recognized business partner warrant expenses in the amount of $89,000, which have been classified as stock-based compensation expense in the Company's consolidated statement of operations.

The assumptions used by the Company in determining the fair value of the above warrants were as follows: dividend yield of 0%, risk-free interest rate of 6.0% and 6.5% in 1999 and 2000, respectively, expected volatility of 80%, and expected life of 3 to 7 years depending on the actual life of the respective warrants.

The following table summarizes the status of the above warrants at December 31, 2000:

                                              Warrants outstanding                             Warrants
                                                                                              exercisable
                        -------------------------------------------------------------------------------------
                         Range of exercise    Number of shares      Weighted average       Number of shares
                          price per share                       remaining life (in years)

Bridge
Financing                              $1.50         1,908,308             5.8                     1,908,308
Private
Placement Fees                         $2.07         3,943,716             3.9                     3,943,716

Private
Placement
Investors                              $2.07         3,990,128             3.9                     3,990,128
Consulting                    $0.19 to $2.07           501,410             3.6                       501,410
Finder's                               $2.07           502,383             6.3                       502,383
Advisory                               $2.07         1,330,000             3.8                     1,330,000
DWeb                          $1.00 to $9.90           410,772             6.0                       410,772
Business Partner                       $3.91           300,000             6.8                             -
                                                    ----------                                    ----------
Total                                               12,886,717                                    12,586,717
                                                    ==========                                    ==========


NOTE 11. STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock options plans

The Company has stock-based compensation plans under which outside directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2000 stock option plan. All options outstanding under either eB2B's or DWeb's prior plans at the time of the Merger remained in effect, but the plans have been retired as of April 18, 2000, the date of the Merger. Stock options under the Company's 2000 stock option plan are generally granted with an exercise price equal to 100% of the market value of a share of common on the date of the grant, have 10 year terms and vest within 2 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the plan was approximately 10.0 million shares at December 31, 2000. At that date, approximately 5.7 million shares were available for grant.

In connection with the Merger, outstanding options held by DWeb employees became exercisable, according to their terms, for Company common stock effective at the acquisition date. These options did not reduce the shares available for grant under the 2000 stock option plan. The fair value of these options, valued using the Black-Scholes pricing model, was included in the purchase price of the Merger. There were no unvested options held by employees of companies acquired in a purchase combination.

The former Chief Executive Officer and current Chairman of the Board of Directors of the Company was granted options to purchase 500,000 shares of eB2B common stock (equivalent to 1,330,000 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock). These options vested upon the completion of the Merger on April 18, 2000. In connection with such options, the Company recorded a one-time charge classified as stock-based compensation expense of approximately $8.8 million in the year ended December 31, 2000.

In connection with certain consulting services rendered during 2000, the Company granted 65,000 stock options in exchange for services. These options were valued, utilizing the Black-Scholes option pricing model, at approximately $70,000, of which $36,000 was charged to stock-based compensation expense in the year ended December 31, 2000. The assumptions used by the Company in determining the fair value of these options were consistent with the assumptions described in Note 10, Common Stock and Warrants.

The Company has adopted the disclosure requirements of SFAS No. 123 and, as permitted under SFAS 123, applies APB 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB 25 was approximately $16.0 and $2.7 million for the years ended December 31, 2000 and 1999, respectively. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   Years ended December 31,
                                                                   ------------------------
                                                                    2000             1999
                                                                    ----             ----
Net loss attributable to common stockholders
     As reported                                                 $ (41,335)       $ (37,562)
     Pro forma                                                   $ (50,909)       $ (38,070)

Net loss per common share - basic and diluted
     As reported                                                   $ (3.61)         $ (5.70)
     Pro forma                                                     $ (4.44)         $ (5.78)


The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes pricing model with the following assumptions:

Weighted-Average Assumptions                            2000             1999
----------------------------                            ----             ----
Dividend yield                                           0 %              0 %
Expected volatility                                      80%              80%
Risk-free interest rate                                 6.5%             6.0%

Presented below is a summary of the status of the Company employee and director stock options and the related transactions for the years ended December 31, 2000 and 1999:

                                                        Shares (in thousands)          Weighted Average Exercise Price
                                                        --------------------                      Per Share
                                                                                                  ---------
Options outstanding at
January 1, 1999                                                        -                                   -
-------------------------------------------------------------------------------------------------------------
     Granted                                                       2,048                              $ 0.78
     Exercised                                                         -                                   -
     Forfeited/expired                                                 -                                   -
-------------------------------------------------------------------------------------------------------------
Options outstanding at
January 1, 2000                                                    2,048                              $ 0.78
     Granted/assumed (1)                                           7,784                              $ 2.78
     Exercised                                                        81                              $ 2.69
     Forfeited/expired                                             1,143                              $ 2.64
-------------------------------------------------------------------------------------------------------------
Options outstanding at
December 31, 2000                                                  8,608                              $ 2.32


(1)      Includes options converted in DWeb acquisition.

Defined contribution plan

The Company has a defined contribution savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 20% of their gross wages, not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by the Company as determined by its Board of Directors. The Company has not made any contributions to the Plan.


NOTE 12. INCOME TAXES

The components of the net deferred tax asset as of December 31, 2000 and 1999 consist of the following (in thousands):

                                                     2000              1999
                                                     ----              ----
Deferred tax assets:
Net operating loss carryforwards................     $  6,900          $  1,292
Stock-based compensation........................        7,500                --
Capitalized start-up expenditures...............           --             1,069
                                                     --------          --------
                                                       14,400             2,361
Deferred tax liability:
Research and development........................           --               278
                                                     --------          --------
                                                       14,400             2,083

Valuation allowance.............................      (14,400)           (2,083)
                                                     ========          ========
Net deferred tax asset..........................     $     --          $     --
                                                     ========          ========

Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty on the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 1999.

As of December 31, 2000, the Company had approximately $20.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2019 if not utilized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2000             1999
                                                         ----             ----
Federal income tax at statutory rate                  $(14,000)        $(2,700)
State income tax, net of federal benefit                (2,400)           (500)
Non deductible expenditures including
  goodwill amortization and other                        4,083           1,117
Change in valuation allowance                           12,317           2,083
                                                        ------           -----
Income tax as recorded                                $   -            $   -
                                                        ======           =====



NOTE 13. SEGMENT REPORTING

The Company has two reportable operating segments. The Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. The Company's transaction processing technology platform and professional services make up one reportable segment defined as "transaction processing and related services." In addition, the Company designs and delivers custom technical education through delivery of custom computer and Internet-based on line training seminars. This second reportable segment is defined as "training and client educational services."

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                               Year Ended December, 31
                                                               ------------------------
                                                                2000            1999
                                                                ----            ----

Revenue from external customers
   Transaction processing and related services                  $  3,039          $     -
   Training and client educational services                        2,429                -
                                                                --------          -------
                                                                $  5,468          $     -
                                                                ========          =======

EBITDA (1)
   Transaction processing and related services                  $(13,467)         $(1,435)
   Training and client educational services                          363                -
                                                                --------          -------
        EBITDA                                                   (13,104)          (1,435)
   Depreciation and amortization                                 (13,143)            (807)
   Stock-related compensation                                    (16,027)          (5,864)
   Interest                                                          939              (14)
                                                                --------          -------
        Net Loss                                                $(41,335)         $(8,120)
                                                                ========          ========

Identifiable assets
   Transaction processing and related services                  $ 15,201          $29,064
   Training and client educational services                        1,310                -
   Corporate, mainly goodwill and other intangibles               56,708                -
                                                                --------          -------
                                                                $ 73,219          $29,064
                                                                ========          =======

Capital expenditures, including product development
   Transaction processing and related services                  $  5,892          $ 1,335
   Training and client educational services                           41                -
                                                                --------          -------
                                                                $  5,933          $ 1,335
                                                                ========          =======


(1) EBITDA is defined as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, (iv) stock-related compensation.

EBITDA is presented because management considers it an important indicator of the operational strength and performance of its business. The Company evaluates the performance of its operating segments without considering the effects of (i) debt financing interest expense and investment interest income, and (ii) non-cash charges related to depreciation, amortization and stock-related compensation, which are managed at the corporate level.


NOTE 14. SUBSEQUENT EVENTS

On April 16, 2001, the Company received additional financing of $7.5 million in the form of a convertible note and an irrevocable line of credit. Such note is redeemable in cash or common stock of the Company commencing October 1, 2001. The Company's intention is to redeem such note, if called, with the issuance of common stock. In connection with such financing, the Company incurred a cash fee on the convertible note amounting to 10% of the gross proceeds and a cash fee on the line of credit, amounting to 3% of amount drawn upon, if any, and issued warrants with a strike price of $0.93 a share. In addition, the Company has issued approximately 1.9 million shares of common stock in settlement of certain vendor payables.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 18, 2000, eB2B merged with and into DWeb. Prior to the merger, eB2B's independent accountants were Ernst & Young LLP and DWeb's independent accountants were Richard A. Eisner & Company, LLP ("Richard Eisner").

Effective July 12, 2000, the Company engaged Deloitte & Touche LLP as independent accountants to audit the Company's financial statements for the year ended December 31, 2000 and, consequently, ended the engagement of Richard Eisner, the SEC registrant's independent accountants. Such actions were approved by the Company's Board of Directors as of June 28, 2000. Richard Eisner neither resigned nor declined to stand for re-election. The reports of Richard Eisner on DWeb`s financial statements for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles, except for their report, dated November 19, 1999 and related to the financial statements of DWeb for the years ended September 30, 1999 and 1998, which contained an explanatory paragraph regarding substantial doubt that existed in relation to DWeb's ability to continue as a going concern. This explanatory paragraph was unrelated to the Company's decision to terminate its engagement with Richard Eisner. The Company had no disagreements with Richard Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Richard Eisner's satisfaction, would have caused them to make reference to the subject matter of such disagreement in connection with their report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive officers and directors

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                           Age       Position
----                           ---       --------
Peter J. Fiorillo                41      President and Chairman of the Board of Directors
Alan J. Andreini                 54      Chief Executive Officer
Victor L. Cisario                39      Chief Financial Officer, Treasurer
John J. Hughes, Jr.              47      Executive Vice President, Corporate
                                         Development, General Counsel and Secretary
Steven Rabin                     46      Chief Technology Officer
Daniel G. Lannon                 43      Executive Vice President, Business Development
Michael S. Falk                  38      Director
Timothy P. Flynn                 49      Director
Jack Slevin                      64      Director



Peter J. Fiorillo co-founded eB2B in November 1998. He served as President, Chief Executive Officer and Chairman of the Board of Directors of eB2B from November 1998 until April 18, 2000, and, upon completion of the merger with DWeb, assumed those positions with the Company until November 2000. In November 2000, he relinquished his positions as Chief Executive Officer and President of the Company and remained as Chairman of the Board. In April 2001, he was reappointed President. He was a director of eB2B since its inception until the merger with DWeb, and has since been a director of the Company. From January 1991 until October 1998, Mr. Fiorillo held various positions with FIND/SVP, Inc., a publicly held consulting and business advisory company, including Executive Vice President from November 1994 to October 1998.

Alan J. Andreini joined the Company in July 2000 as Executive Chairman. He served as Executive Chairman from July 2000 to November 2000. Between November 2000 and April 2001, he has served as President and Chief Executive Officer. Since April 2001, he has served as Chief Executive Officer. Prior to joining the Company, from April 1997 to June 2000, Mr. Andreini was successively President and Chief Operating Officer, Chief Executive Officer and Vice Chairman of InterWorld Corporation, a public company and a leading provider of e-commerce software solutions. Previously, Mr. Andreini was Executive Vice President and a member of the Office of the President of Comdisco Inc., a public company engaged


                                     III-1
in technology services. Mr. Andreini joined Comdisco Inc. in 1978, and was named Senior Vice President in 1986 and Executive Vice President in 1994.

Victor L. Cisario has been Chief Financial Officer and Treasurer since April 18, 2000, the date of the merger of DWeb and eB2B. Prior to the merger, Mr. Cisario was eB2B's Chief Financial Officer and Treasurer since January 2000. He served as Secretary of the Company from April 2000 to June 2000. From March 1995 to December 1999, Mr. Cisario held various positions with FIND/SVP, Inc. serving as Vice President and Chief Financial Officer from October 1998 until December 1999, Vice President and Controller from January 1997 to October 1998 and Controller from March 1995 to January 1997.

John J. Hughes, Jr. has been Executive Vice President, Corporate Development, General Counsel and Secretary since June 2000. Prior to joining the Company, Mr. Hughes was a partner at Moskowitz, Altman & Hughes, a New York based law firm, for 13 years.

Steven Rabin joined the Company in November 2000 and serves as Chief Technology Officer. Prior to joining the Company, Mr. Rabin was the Chief Technology Officer for InterWorld Corporation from May 1997 to September 2000. From February 1995 to May 1997, Mr. Rabin worked as Chief Technologist at Logility, Inc., a division of American Software Inc., a publicly held company, where he designed and developed a variety of supply chain management and business-to-business e-commerce solutions.

Daniel G. Lannon joined the Company in March 2001 and serves as Executive Vice President, Business Development and Strategic Alliances. Prior thereto, Mr. Lannon was Vice President of Alliances for InterWorld Corporation from April 2000 to March 2001. From July 1998 to April 2000, Mr. Lannon was Director of Business Development for Healtheon Web/MD, an e-commerce firm in Santa Clara, California. From February 1981 until July 1998, Mr. Lannon held a variety of management positions in the IBM Corporation in business development, sales, and marketing.

Michael S. Falk has been a member of the Company's board of directors since the merger with DWeb, and prior to the merger was a director of eB2B since January 2000. Mr. Falk is the co-founder, chairman and chief executive officer of Commonwealth Associates, L.P., a New York-based merchant bank and investment bank. Mr. Falk is also a member of the board of directors of FutureLink Corporation, a publicly held application service provider.

Timothy P. Flynn has been a member of the Company's board of directors since the merger with DWeb, and prior to the merger was a director of eB2B since January 2000. Mr. Flynn is a principal of Flynn Gallagher Associates, LLC. Mr. Flynn is also a member of the boards of directors of FutureLink Corporation and MCG Communications, Inc., a publicly held telecommunications company. Mr. Flynn has served on the board of directors of PurchasePro.com, Inc., a publicly held business-to-business e-commerce company. From 1993 until 1997, Mr. Flynn served as a director of ValuJet Airlines. Prior to that, he served as a senior executive and director of WestAir Holdings, Inc., a


                                     III-2
company, which operated WestAir, a California-based commuter airline affiliated with United Airlines.

Jack Slevin has been a member of the Company's board of directors since June 2000. From June 1995 until his retirement in January 1999, Mr. Slevin was the Chairman and Chief Executive Officer of Comdisco Inc. From October 1994 to June 1995, Mr. Slevin was Chief Operating Officer at Comdisco Inc. and from January 1993 to October 1994, he was Executive Vice President of North American Sales at Comdisco Inc. He became a member of the Office of the President when it was created in 1992 and was a member of Comdisco Inc.'s board of directors from 1979 until January 1999.

All of the above directors will hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All of the above executive officers serve at the discretion of the Company's board of directors.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors and persons who beneficially own more than ten percent (10%) of the Company's common stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten per cent (10%) beneficial owners were satisfied.


                                     III-3

Item 10. Executive Compensation

The following table provides information concerning the annual and long-term compensation earned or paid to the Company's Chief Executive Officer and to each of its most highly compensated executive officers other than the Chief Executive Officer, whose compensation exceeded $100,000 during 2000 (the "named executive officers"). For the period prior to April 18, 2000, the date of the merger of DWeb and eB2B, the following table includes compensation earned at eB2B, but excludes the compensation earned or paid to DWeb's executives.


                                          Annual Compensation                Long-Term Compensation
                                          -------------------                ----------------------
 Name and Principal        Year         Salary           Bonus         Restricted      Number of Securities
 -------------------       ----         ------           -----         -----------     --------------------
       Position                                                        Stock Award      Underlying Options
       --------                                                        -----------      ------------------
-------------------------------------------------------------------------------------------------------------

Peter J. Fiorillo,
President                  2000      $219,000        $ 50,000                  -                -

                           1999      $195,000(1)     $110,000                           1,995,000

-------------------------------------------------------------------------------------------------------------
Alan J. Andreini, CEO
(2)                        2000      $112,500               -                  -        1,500,000
-------------------------------------------------------------------------------------------------------------
Victor L.
Cisario, CFO               2000      $150,000       $  50,000                  -          266,000
-------------------------------------------------------------------------------------------------------------
John J. Hughes,
General
Counsel(3)                 2000      $102,000        $110,000(6)               -          266,000
-------------------------------------------------------------------------------------------------------------
Steve Rabin,
CTO(4)                     2000      $ 61,500(5)     $ 72,500(7)          50,000          550,000
-------------------------------------------------------------------------------------------------------------


(1) From January 1, 1999 to September 30, 1999, eB2B elected, in accordance with the right it was granted under each employment agreement, to accrue the base salary for each of the executive officers of eB2B. In January 2000, the accrued salary for each officer (which represented approximately seventy-five percent (75%) of the total salary for each officer) was converted at the election of the officers, into common stock of eB2B at $5.50 per share.

(2)  Mr. Andreini commenced employment with the Company in July 2000.

(3)  Mr. Hughes commenced employment with the Company in June 2000.

(4)  Mr. Rabin commenced employment with the Company in November 2000.

(5) Includes $32,500 paid as consulting fees to a company whose majority-shareholder is Mr. Rabin.

(6)  Includes a $35,000 signing bonus.

(7)  Includes a $50,000 signing bonus.


                                     III-4

The following table provides information concerning individual grants of stock options made during 2000 to each named executive officer of the Company. For the period prior to April 18, 2000, the date of the merger of DWeb and eB2B, the following table includes options granted at eB2B.


      Name         Number of Securities     Percent of Total Options     Exercise Or Base      Expiration
      ----          Underlying Options      Granted to Employees in       Price (in $ per          date
                    ------------------                2000                     Share)              ----
                                                      ----                    ------
-------------------------------------------------------------------------------------------------------------
Peter J.
Fiorillo                                -               -                                  -        -
-------------------------------------------------------------------------------------------------------------
Alan J.
Andreini                        1,500,000             26.7%                            $3.25    July 2010
-------------------------------------------------------------------------------------------------------------
Victor L.                                                                                       January
Cisario                           266,000             4.7%                             $2.07      2010
-------------------------------------------------------------------------------------------------------------
John J.
Hughes                            266,000             4.7%                             $2.07    June 2010
-------------------------------------------------------------------------------------------------------------
Steve                                                                                            November
Rabin                             550,000             9.8%                             $2.10       2010
-------------------------------------------------------------------------------------------------------------

The following table provides information concerning the exercise of stock options during 2000, and the value of unexercised options owned, by each named executive officer of the Company.

------------------------------------------------------------------------------------------------------------------
     Name         Shares       Value             Number of Securities                  Value of Unexercised In-
     ----        Acquired     Realized          Underlying Unexercised                   The-Money Options (2)
                   on         --------                Options (1)                       ---------------------
                 Exercise                            -----------
                 --------
------------------------------------------------------------------------------------------------------------------
                                              Exercisable       Unexercisable     Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------
Peter J.
Fiorillo                  -            -        1,995,000                   -        $373,750                   -
------------------------------------------------------------------------------------------------------------------
Alan J.
Andreini                  -            -        1,500,000                   -               -                   -
------------------------------------------------------------------------------------------------------------------
Victor L.
Cisario                   -            -          177,000              89,000               -                   -
------------------------------------------------------------------------------------------------------------------
John J. Hughes            -            -          266,000                   -               -                   -
------------------------------------------------------------------------------------------------------------------
Steve Rabin               -            -          315,000             235,000               -                   -
------------------------------------------------------------------------------------------------------------------

(1)  Includes ownership of options as of December 31, 2000.
(2) Based on closing price of the Company's common stock as reported on Nasdaq on December 29, 2000.




                                     III-5

The Company and Peter J. Fiorillo, the Company's President and Chairman of the Board of Directors, are parties to an employment agreement, dated December 1, 1998. The initial term of the agreement expires in December 2002, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $225,000 with a minimum annual bonus of $50,000. Under the terms of the agreement, if Mr. Fiorillo's employment is terminated by the Company for reasons other than "cause" (as defined in the agreement), or in the event of a "change of control" (as defined in the agreement) involving the Company, the Company is required to pay Mr. Fiorillo an amount equal to the greater of four times his annual base salary, or two and one half times his annual base salary and bonus. The payments are to be made over a one-year period following the date of the event that resulted in the termination of employment or the "change of control." In the event of a termination of employment other than for "cause" or in the event of a "change of control", the Company is also required to provide Mr. Fiorillo with office space and secretarial services for a period of two years.

The Company and Alan J. Andreini, the Company's Chief Executive Officer, are parties to an employment agreement, dated effective as of July 1, 2000. The initial term expires on June 30, 2002, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $225,000. In the event the agreement is terminated for reasons other than "cause" (as defined in the agreement), the Company is required to pay Mr. Andreini an amount equal to his annual base salary, with such sum payable over a period of one year.

The Company and Steven Rabin, the Company's Chief Technology Officer, are parties to an employment agreement, dated effective as of October 31, 2000. The initial term expires on December 31, 2002, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement permits Mr. Rabin to determine the allocation of his business time between the Company's offices and his home in Martha's Vineyard, MA. The agreement provides for an annual base salary of $175,000 and an annual minimum bonus of $90,000. In the event the agreement is terminated for reasons other than "cause" (as defined in the agreement), the Company is required to pay Mr. Rabin an amount equal to his annual base salary, with such sum payable over a period of one year.

The Company and Victor Cisario, the Company's Chief Financial Officer, are parties to an employment agreement, dated effective as of January 3, 2000. The initial term expires on June 30, 2002, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $150,000 and an annual minimum bonus of $50,000. In the event the agreement is terminated for reasons other than "cause" (as defined in the agreement) or in the event of a "change of control" (as defined in the agreement) involving the Company, the Company is required to pay Mr. Cisario an amount equal to one and one half times his annual base salary and bonus, with such sum payable over a period of one year.

The Company and John J. Hughes, Jr., the Company's Executive Vice President, Corporate Development and General Counsel, are parties to an employment agreement, dated effective as of June 1, 2000. The initial term expires on December 31, 2003, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $175,000 and an annual minimum bonus of $75,000. In the event the agreement is terminated for reasons other than "cause" (as defined in the agreement) or in the event of a "change of control" (as defined in the agreement) involving the Company, the Company is required to pay Mr. Hughes an amount equal to one and one half times his base annual salary and bonus, with such sum payable over a period of one year.

The Company and Daniel G. Lannon, the Company's Executive Vice President, Business Development and Strategic Alliances, are parties to an employment agreement, dated effective as of March 4, 2001. The initial term expires on February 28, 2003, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $175,000 and an annual minimum bonus of $75,000. In the event the agreement is terminated for reasons other than "cause" (as defined in the agreement), the Company is required to pay Mr. Lannon an amount equal to his annual base salary, with such sum payable over a period of one year.

The Company's amended and restated certificate of incorporation provides that the Company will indemnify any person who is or was a director, officer, employee or agent of the Company to the fullest extent permitted by the New Jersey Business Corporation Act, and to the fullest extent otherwise permitted by law. The New Jersey law permits a New Jersey corporation to indemnify its directors, officers, employees and agents against liabilities and expenses they may incur in such capacities in connection with any proceeding in which they may be involved, unless a judgment or other final adjudication adverse to the director, officer, employee or agent in question establishes that his or her acts or omissions (a) were in breach of his or her duty of loyalty (as defined in the New Jersey law) to the Company or its stockholders, (b) were not in good faith or involved a knowing violation of law or (c) resulted in the receipt by the director, officer, employee or agent of an improper personal benefit.

Pursuant to the Company's amended and restated certificate of incorporation and the New Jersey law, no director or officer of the Company will be personally liable to the Company or to any of its stockholders for damages for breach of any duty owed to the Company or its stockholders, except for liabilities arising from any breach of duty based upon an act or omission (i) in breach of such director's or officer's duty of loyalty (as defined in the New Jersey law) to the Company or its stockholders, (ii) not in good faith or involving a knowing violation of law or (iii) resulting in receipt by such director or officer of an improper personal benefit.

In addition, the Company's bylaws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith, and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent will not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Company or that he or she had reasonable cause to believe his or her conduct was unlawful. Indemnification as provided in the bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.



                                     III-6

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows the common stock owned by the Company's directors and executive officers and by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of December 31, 2000. Included for purposes of this table, as common stock, are shares of convertible preferred stock, which preferred shares have the equivalent voting rights of the underlying common shares. Such preferred shares are included to the extent of the number of underlying shares of common stock.


                                                                           Beneficial            Percent of
Name and Address                                                          Ownership of            Common
of Beneficial Owner (1)                                                Capital Stock (2)         Stock (3)
-------------------                                                    -----------------         ---------

Alan J. Andreini.................................................            1,555,556  (4)           5.10%
Victor L. Cisario................................................              199,500  (4)           0.68%
John J. Hughes...................................................              350,234  (5)           1.20%
Steve Rabin......................................................              400,000  (6)           1.36%
Daniel G. Lannon.................................................              150,000  (4)           0.52%
Peter J. Fiorillo................................................            4,999,007  (7)          16.15%
Michael S. Falk (11).............................................            6,113,991  (8)          17.87%
Timothy Flynn (12)...............................................              800,133  (9)           2.74%
Jack Slevin......................................................                    -                   -
Commonwealth Associates, L.P. (13)...............................            4,359,032  (10)         13.31%
All directors and executive officers as a group (10 persons).....           14,692,171               45.62%


-------------

(1) The address of each person, except as otherwise noted, is c/o eB2B Commerce, Inc., 757 Third Avenue, New York, New York 10017.
(2) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. Includes ownership of options and warrants that are exercisable within 60 days of December 31, 2000.
(3) The ownership percentages are calculated on a fully diluted basis, including options and warrants exercisable within 60 days of December 31, 2000, and giving effect to the shares of common stock underlying the Series A Preferred Stock and the Series B Preferred Stock.
(4)  Represents shares underlying options.
(5) Includes 266,000 shares underlying options and 48,767 shares underlying warrants.
(6) Includes 350,000 shares underlying options and 50,000 shares of restricted stock.
(7) Includes 1,995,000 shares underlying options and 42,560 shares of common stock owned by family members.
(8) In addition to Commonwealth Associates L.P.'s 4,359,032 shares which may be deemed to be beneficially owned (see footnote 10 below), Mr. Falk's holdings include 180,836 shares of common stock, and the right to acquire
     (i) 1,460,306





                                     III-7
     shares issuable upon exercise of warrants, (ii) 108,817 shares issuable upon conversion of preferred shares, and (iii) 5,000 share issuable upon exercise of options. In his capacity as Chairman and controlling equity owner of Commonwealth Associates Management Corp., Mr. Falk shares voting and dispositive power with respect to the securities beneficially owned by Commonwealth Associates L.P. and may be deemed to be the beneficial owner of such securities. In his capacity as a manager and principal member of ComVest Capital Partners LLC, Mr. Falk shares indirect voting and dispositive power with respect to the securities beneficially owned by ComVest Capital Partners LLC and may be deemed to be the beneficial owner of such securities, although Mr. Falk disclaims beneficial interest in such shares other than that portion which corresponds to his membership interest in ComVest Capital Partners LLC.
(9) Includes preferred shares convertible into 501,772 shares of common stock, 138,000 shares underlying immediately exercisable options and 160,361 shares underlying immediately exercisable warrants.
(10) Commonwealth Associates L.P.'s holding includes the right to acquire (i) 156,940 shares issuable upon conversion of preferred shares, (ii) 3,806,981 shares underlying immediately exercisable warrants. Commonwealth Associates L.P.'s holding as described in the table include the holding of ComVest Capital Partners LLC, an affiliate. Such holding, or 1,242,511 securities, includes the right to acquire (i) 145,091 shares issuable upon conversion of preferred shares, (ii) 1,097,420 shares underlying immediately exercisable warrants.
(11) The address of Mr. Falk is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.
(12) The address of Mr. Flynn is c/o Flynn Gallagher Associates, 3291 North Buffalo Drive, Las Vegas, Nevada 89129.
(13) The address of Commonwealth Associates, L.P. is 830 Third Avenue, New York, New York 10022.


Item 12. Certain Relationships and Related Transactions

In September 1999, eB2B signed a letter of intent with Commonwealth Associates, L.P., a more than 10% stockholder of the Company, (the "Financial Advisor") to raise capital in a private placement offering of eB2B's securities. On October 4, 1999, eB2B issued in consideration of $375,000 promissory notes and five-year warrants to purchase up to 498,659 shares of eB2B common stock (equivalent to 1,326,433 shares of Company common stock) to ComVest Capital Partners LLC, an affiliate of the Financial Advisor, and Michael S. Falk (the "Pre-Bridge Financing"). The promissory notes were automatically converted into units in the Bridge Financing. Also, warrants to purchase 131,250 shares of eB2B common stock (equivalent to 349,125 shares of Company common stock) issued to ComVest Capital Partners LLC and Michael S. Falk in the Pre-Bridge Financing were cancelled upon the conversion of the promissory notes into units in the bridge financing. Mr. Falk, a director of the Company, is a principal and the Chief




                                     III-8

Executive Officer of the Financial Advisor, and is a principal of ComVest Capital Partners LLC.

In October 1999, in anticipation of a private placement offering, eB2B issued convertible promissory notes in an aggregate principal amount of $1,000,000, which were automatically converted into units offered in the private placement based on the face value of such notes, and five-year warrants to purchase up to 717,409 shares of eB2B common stock (equivalent to 1,908,308 shares of Company common stock), exercisable at $4.00 per share ($1.50 reflective of the 2.66 to 1 exchange ratio in the Merger) for a period of seven years (the "Bridge Financing"). The Financial Advisor was the placement agent in such offering.

In December 1999, eB2B issued to the Financial Advisor, for providing services as the placement agent in a private placement of Series B preferred stock and warrants, warrants to purchase 1,482,600 shares of eB2B common stock (equivalent to 3,943,716 shares of Company common stock) at an exercise price of $5.50 ($2.07 reflective of the 2.66 to 1 exchange ratio in the Merger).

On October 4, 1999, eB2B entered into a finder's agreement with the Financial Advisor, which provided that upon completion of a merger, sale or other similar transaction, the Financial Advisor would earn a finder's fee equal to 3% of the total compensation received in the transaction. Upon the completion of the Merger on April 18, 2000, the Company issued the Financial Advisor 3% of the total number of securities received by eB2B's stockholders in the Merger, consisting of 720,282 shares of Company common stock and seven-year warrants to purchase 502,383 shares of Company common stock.

In November 1999, in connection with the Financial Advisor providing advisory services to eB2B during the Merger, eB2B granted to the Financial Advisor five-year warrants to purchase 470,000 shares of eB2B common stock (equivalent to 1,250,200 shares of Company common stock) at an exercise price of $5.50 per share (equivalent to $2.07 per share of Company common stock), vesting upon completion of the Merger. On April 18, 2000, the closing of the Merger, the warrants vested.


                                     III-9

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2001                              eB2B Commerce, Inc.

                                            By: /s/ Alan J. Andreini
                                                -------------------------------
                                                Alan J. Andreini
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 16, 2001                              By: /s/ Alan J. Andreini
                                                -------------------------------
                                                Chief Executive Officer

April 16, 2001                             By: /s/ Victor L. Cisario
                                                -------------------------------
                                                Chief Financial Officer

April 16, 2001                              By: /s/ Peter J. Fiorillo
                                                -------------------------------
                                                Director

April 16, 2001                              By: /s/ Michael S. Falk
                                                -------------------------------
                                                Director

April 16, 2001                              By: /s/ Timothy P. Flynn
                                                -------------------------------
                                                Director

April 16, 2001                              By: /s/ Jack Slevin
                                                -------------------------------
                                                Director

ITEM 21. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                TITLE
-------                               -----
2.1      --Agreement and Plan of Merger by and between eB2B Commerce, Inc. and DynamicWeb Enterprises, Inc.,
           dated December 1, 1999, and as amended, dated February 29, 2000  (incorporated by reference to
           Exhibit 2.1 and Exhibit 2.2 filed with the Registrant's Registration Statement on Form S-4/A filed on March 20, 2000 (the "Form S-4")).

2.2      --Agreement and Plan of Merger by and between eB2B Commerce, Inc., Netlan Merger Corporation and
           Netlan Enterprises, Inc., dated February 22, 2000 (incorporated by reference to Exhibit 2.5 filed with the Registrant's Form S-4).

3.1.     --Certificate of Incorporation of DynamicWeb Enterprises, Inc., as filed with the Secretary of
           State of New Jersey on August 7, 1979 together with all subsequently filed Amendments and
           Restatements(incorporated by reference to Exhibits 3.1.1 through Exhibit 3.1.13 filed with the
           Registrant's Form S-4).

3.2.1    --Bylaws of DynamicWeb Enterprises, Inc. adopted August 7, 1979 including all subsequently filed Amendments and Restatements (incorporated by reference to Exhibit 3.2.1 through Exhibit
           3.2.4 filed with the Registrant's Form S-4).

10.1     --Agreement of Sub-Lease between 757 Third Avenue LLC and eB2B Commerce, Inc., dated July 28 2000.

10.2     --Employment Agreement between eB2B Commerce, Inc. and Alan J. Andreini, dated effective as of
           July 1, 2000.

10.3     --Employment Agreement between Peter J. Fiorillo and eB2B Commerce, Inc., dated effective as of
           December 1, 1998 (incorporated by reference to Exhibit 10.3 filed with the Registrant's Form S-4).

10.4     --Employment Agreement between Victor Cisario and eB2B Commerce, Inc., dated effective as of
           January 3, 2000 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Form S-4).

10.5     --Employment Agreement between eB2B Commerce, Inc. and John J. Hughes, dated effective as of
           June 1, 2000.

10.6     --Employment Agreement between eB2B Commerce, Inc. and Steven Rabin, dated effective as of
           October 31, 2000.

10.7     --Consulting Agreement between Steven L. Vanechanos and DynamicWeb Enterprises, Inc., dated as of
           February 29, 2000 (incorporated by reference to Exhibit 10.18 filed with the Registrant's Form S-4).

23.1     --Independent Auditors' Consent - Deloitte & Touche LLP.

23.2     --Independent Auditors' Consent - Ernst & Young LLP.

99.1     --eB2B Commerce, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant's Form S-4).
