Form 10QSB
period 2001-03-31
EB2B COMMERCE INC /NY/
filed 2001-05-15
CIK 317788

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                  FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                          Commission file number 10039

                              eB2B COMMERCE, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)

              NEW JERSEY                                      22-2267658
           ----------------                                  -------------
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

As of May 10, 2001, there were 15,824,127 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format      Yes          No   x .
                                                 ------         -------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            March 31,           December 31,
                                                                              2001                 2000
                                                                          -----------          -------------
                                                                          (unaudited)
                              ASSETS

Current Assets

   Cash and cash equivalents                                                $   4,561          $    9,650
   Accounts receivable, net                                                     1,696               1,530
   Other current assets                                                           314                 409
                                                                          ------------       -------------
          Total Current Assets                                                  6,571              11,589

Property and equipment, net                                                     4,151               4,272
Goodwill, net                                                                  50,972              54,104
Other intangibles, net                                                          2,033               2,259
Other assets                                                                    1,682                 995
                                                                          ------------       -------------
             Total Assets                                                   $  65,409          $   73,219
                                                                          ============       =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                     $   1,000          $    1,000
   Accounts payable                                                             2,111               1,806
   Accrued and other                                                            4,689               4,892
   Deferred income                                                                469                 592
                                                                          ------------       -------------
          Total Current Liabilities                                             8,269               8,290

Long-term debt, less current maturities                                         1,000               1,250
Capital lease obligations, less current maturities                                183                 212
Other                                                                             284                 379
                                                                          ------------       -------------
          Total Liabilities                                                     9,736              10,131
                                                                          ------------       -------------

Commitments and contingencies

Stockholders' Equity
  Undesignated preferred stock - no par value; 45,998,000 shares authorized; no shares issued and outstanding
  Preferred stock, convertible Series A - $.0001 par value;
     2,000 shares authorized; 7 shares issued and outstanding                       -                   -
  Preferred stock, convertible Series B - $.0001 par value;
     4,000,000 shares authorized; 2,727,491 and 2,803,198 shares issued and outstanding at March 31, 2001 and December 31,
     2000, respectively                                                             -                   -
  Common stock - $.0001 par value; 200,000,000 shares
     authorized; 15,816,094 and 15,384,015 shares issued and
     outstanding at March 31, 2001 and December 31, 2000,
     respectively                                                                   2                   2
  Additional paid-in capital                                                  144,459             144,459
  Accumulated deficit                                                         (87,102)            (79,005)
  Unearned stock-based compensation                                            (1,686)             (2,368)
                                                                          ------------       -------------
          Total Stockholders' Equity                                           55,673              63,088
                                                                          ------------       -------------
              Total Liabilities and Stockholders' Equity                    $  65,409          $   73,219
                                                                          ============       =============

     See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                               2001             2000
                                               ----             ----
Revenue                                      $ 1,864           $  415
                                           ---------         ---------
Costs and expenses

   Cost of revenue                               874              249
   Marketing and selling (exclusive of
     stock-based compensation expense of
     $107 and $652 for the three months
     ended March 31, 2001 and 2000,
     respectively)                               834              351
   Product development costs (exclusive
     of stock-based compensation expense
     of $2 and $63 for three months
     ended March 31, 2001 and 2000,
     respectively)                             1,145              658
   General and administrative
     (exclusive of stock-based
     compensation expense of $573 and
     $2,382 for the three months ended
     March 31, 2001 and 2000,
     respectively)                             3,060             2,556
   Amortization of goodwill and other
     intangibles                               3,401                88
   Stock-based compensation expense              682             3,097
                                           ---------         ---------
            Total costs and expenses           9,996             6,999
                                           ---------         ---------
              Loss from operations            (8,132)           (6,584)

Interest and other, net                           35               277
                                           ---------         ---------
       Net loss                              $(8,097)          $(6,307)
                                           ==========        ==========

Basic and diluted net loss per common
     share                                   $ (0.52)          $ (0.85)
                                           ==========        ==========

Weighted average number of common
     shares outstanding                    15,562,775        7,430,550
                                           ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                           2001                  2000
                                                                           ----                  ----
Operating Activities
   Net loss                                                             $ (8,097)              $(6,307)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                      3,907                   783
        Stock-based compensation expense                                     682                 3,097
   Management of operating assets and liabilities
        Accounts receivable, net                                            (248)                 (157)
        Accounts payable                                                     295                   496
        Accrued expenses and other liabilities                              (281)                  (95)
        Other                                                                 76                    (4)
                                                                       ----------            ----------
            Net cash used in operating activities                         (3,666)               (2,187)
                                                                       ----------            ----------
Investing Activities
   Product development expenditures                                         (896)                 (499)
   Purchase of property and equipment                                       (195)                 (156)
   Proceeds from maturity of investments available-for-sale                    -                 2,970
   Acquisitions, net of cash acquired                                          -                  (585)
                                                                       ----------            ----------
            Net cash (used in) provided by investing activities           (1,091)                1,730
                                                                       ----------            ----------

Financing Activities
   Repayment of borrowings                                                  (250)               (2,116)
   Proceeds from borrowings                                                    -                 2,500
   Payment of capital lease obligations                                      (82)                  (14)
                                                                       ----------            ----------
            Net cash (used in) provided by financing activities             (332)                  370
                                                                       ----------            ----------

Net decrease in cash and cash equivalents                                 (5,089)                  (87)
Cash and cash equivalents at beginning of period                           9,650                 9,907
                                                                       ----------            ----------
Cash and cash equivalents at end of period                              $  4,561               $ 9,820
                                                                       ==========            ==========
Non-cash transactions
   Common stock, options and warrants issued or exchanged in
     connection with acquisition                                        $      -               $ 3,347
Cash paid during the period for
   Interest                                                             $     43               $     -


     See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. ORGANIZATION AND PLAN OF OPERATION

eB2B Commerce, Inc (the "Company") utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company does not allow customers to take delivery of its proprietary software. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and Internet-based training seminars.

Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations in the transaction management and document exchange services. Management has addressed the costs of providing these services throughout 2000 and thus far in 2001. While the Company continues to add large customers to its service, it is focused primarily on adding trading partners who transact business with its largest existing customers.

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures, principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative areas, during the third and fourth quarter of 2000 and into 2001.

Additionally, during May 2001, the Company received financing of $7.5 million in the form of convertible notes and warrants (see Note 3, Financing). The Company has also agreed to issue approximately 2.5 million shares of currently unregistered Company common stock in lieu of $1.5 million of payments to certain vendors.

NOTE 2. BASIS OF PRESENTATION

The accompanying quarterly financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and certain other prior period balances have been reclassified to conform to the current period presentation. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes therein included in the audited annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 3. FINANCING

On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes ("Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock ($0.50 per share), and warrants to purchase an aggregate 15,000,000 shares of Company common stock at $0.93 per share (the "Private Warrants").

The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent of the holders of the Company's Series B preferred stock to the issuance of this new series. The Series C preferred stock would be convertible into common stock on the same basis as the Convertible Notes. The Series C preferred stock have (i) antidilution provisions, (ii) a liquidation preference, and (iii) can be automatically converted by the Company in certain circumstances.

The Private Warrants will be exercisable for a period of two years from the earlier of (i) the date the Company receives shareholder approval of the Financing, (ii) the date such shareholder approval is no longer required, either because the common stock of the Company is no longer listed on NASDAQ or otherwise, or (iii) October 1, 2001.

The Company intends to seek shareholder approval of the Financing, as required by the rules of NASDAQ.

In connection with the closing of the Financing, the Company canceled a $2,050,000 line of credit issued in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. The Company incurred a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option pricing model at $549,000.

In connection with the Financing, the Company incurred a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related the Financing were approximately $400,000.

The assumptions used by the Company in determining the fair value of the above warrants and unit purchase options were as follows: dividend yield of 0%, risk-free interest of 6.5%, expected volatility of 80%, and expected life of 2 to 5 years.

NOTE 4. ACQUISITIONS

DynamicWeb Enterprises, Inc.

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and an SEC registrant ("DWeb"), with the surviving company using the name "eB2B Commerce, Inc.". Pursuant to the Agreement and Plan of Merger between eB2B and DWeb, the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition, a purchase business combination in which eB2B was the accounting acquirer and DWeb was the legal acquirer. Each share of common stock of DWeb remained outstanding and each share of eB2B common stock was exchanged for the equivalent of 2.66 shares of DWeb's common stock. In addition, shares of eB2B preferred stock, warrants and options were exchanged for like securities of DWeb, reflective of the 2.66 to 1 exchange ratio. The management of eB2B remained the management of the Company.

Netlan Enterprises, Inc.

On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). The acquisition was accounted for using the purchase method.

At March 31, 2001, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $13.2 million.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the three-month period ended March 31, 2000 as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share data):


                                                         Three Months Ended
                                                           March 31, 2000
                                                         -------------------
Revenue                                                          $1,870
Net loss                                                        (18,981)
Basic and diluted net loss per common share                       (1.53)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

NOTE 5. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at March 31, 2001 and 2000, options and warrants to purchase 23,255,737 and 14,026,554 common shares, and preferred shares convertible into 13,200,448 and 16,358,995 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

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

NOTE 6. PRODUCT DEVELOPMENT

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company. As of March 31, 2001 and December 31, 2000, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $1,565,000 and $905,000, respectively. Total product development costs were approximately $1,145,000 and $658,000, as expensed, for the three-month periods ended March 31, 2001 and 2000, respectively.

NOTE 7. RELATED PARTIES

A principal and Chief Executive Officer of a financial advisor (the "Financial Advisor") is a director of the Company.

In connection with the closing of the Financing described in Note 3 herein, the Financial Advisor and its affiliate received a cash fee in the amount of $61,500 in consideration of the availability of the Line of Credit. In addition, the Financial Advisor was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option pricing model at $549,000.

For acting as a placement agent for the Financing, the Financial Advisor received a cash fee in the amount of $637,500 and was issued (i) warrants to purchase 1,875,000 shares of Company common stock with an exercise price of $0.93 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 1,875,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option pricing model at $562,500 and $675,000, respectively.

NOTE 8. SEGMENT REPORTING

The following information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                       Three Months Ended March, 31
                                                       ----------------------------
                                                       2001                    2000
                                                       ----                    ----
Revenue from external customers
   Transaction processing and related services      $  1,165                $    177
   Training and client educational services              699                     238
                                                    --------                --------
                                                    $  1,864                $    415
                                                    ========                ========
EBITDA (1)
   Transaction processing and related services      $ (3,642)               $ (2,794)
   Training and client educational services               93                      29
                                                    --------                --------
        EBITDA                                        (3,549)                 (2,765)
   Depreciation and amortization                      (3,907)                   (783)
   Stock-related compensation                           (682)                 (3,097)
   Interest                                               41                     338
                                                    --------                --------
        Net Loss                                    $ (8,097)               $ (6,307)
                                                    ========                ========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report are subject to uncertainties and risks that may cause actual results to materially differ from projections. Although the Company believes that its expectations are reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from its expectations. The uncertainties and risks include, among other things, the Company's plans, beliefs and goals, the Company's limited operating history, the ability to raise additional capital, if needed, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

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

On February 22, 2000, eB2B completed its acquisition of Netlan. Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of eB2B common stock (equivalent to 125,000 shares of Company common stock). Additionally, 75,188 shares of eB2B common stock (equivalent to 200,000 shares of Company common stock) were issued, placed into an escrow account, and were released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The purchase price of the Netlan Merger was approximately $1.6 million. The Company recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

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

The goodwill resulting from the above purchase business combinations is being amortized over five years and other intangibles are being amortized over three years. For the three-month periods ended March 31, 2001 and 2000, amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $3.4 million and $0.1 million, respectively.

The Company's financial condition and results from operations were dramatically different during the three-month periods ended March 31, 2001 and 2000. For the three months ended March 31, 2001, the Company's results reflected the new operations of the Company, the operations of Netlan and the operations of Dweb. For the three months ended March 31, 2000, the Company's results included the operations of eB2B, the operations of Netlan from March 1, 2000 and did not reflect the operations of DWeb. As a result, the Company believes that the results of operations for the three months ended March 31, 2000 are not comparable to the results of operations for the same period in 2001 and the Company's anticipated financial condition and results of operations going forward. Furthermore, the Company's limited operating history makes the prediction of future operating results very difficult. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total revenue for the three-month periods ended March 31, 2001 and 2000 amounted to $1,864,000 and $415,000, respectively, reflecting an increase of $1,449,000, or 349%.

The Company's transaction processing and related services' reportable segment generated revenue of $1,165,000 for the three-month period ended March 31, 2001 as compared to $177,000 for the three-month period ended March 31, 2000. Such revenue in 2001 includes fees paid for processing transactions between buyers and suppliers and related consulting revenue, and in 2000 reflected primarily related consulting revenue from the Netlan operations acquired on February 22, 2000. The increase in revenue of $988,000, or 558%, in 2001 as compared to 2000 for the three-month period ended March 31 reflected revenue related to the DWeb operations acquired on April 18, 2000, coupled with an increase in the average fee paid per customer for transaction processing, partially offset by revenue in the consulting services acquired from Netlan on February 22, 2000 as these services have been eliminated during the latter part of 2000.

The Company's training and client educational services' reportable segment generated revenue of $699,000 during the three-month period ended March 31, 2001 as compared to $238,000 for the same period in the previous year. The increase in revenue of $461,000, or 194%, in 2001 as compared to 2000 for the three-month period ended March 31 reflected revenue for the full three-month period in 2001 related to the Netlan acquisition on February 22, 2000.

In the three-month period ended March 31, 2001, one customer accounted for approximately 20.7% of the Company's total revenue. No other customer accounted for 10% or more of the Company's total revenue for the three-month period ended March 31, 2001.

Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries and benefits of personnel and consultants providing consulting and training services to clients. Total cost of revenue for the three-month periods ended March 31, 2001 and 2000 amounted to $874,000 and $249,000, respectively. The increase in cost of revenues of $625,000, or 251%, in 2001 as compared to 2000 for the three-month period ended March 31 reflected primarily the greater scope of operations of the Company as compared to the same period in 2000.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) were approximately $834,000 and $351,000 for the three-month periods ended March 30, 2001 and 2000, respectively. The increase in marketing and selling expenses of $483,000, or 138%, in 2001 as compared to 2000 for the three-month period ended March 31 consisted principally of the additional costs associated with marketing and selling the services acquired in the Dweb acquisition, coupled with an increase in general marketing expenses.

Product development expenses mainly represent payments to outside contractors and personnel and related costs associated with the development of the Company's technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development expenses (exclusive of stock-based compensation) were approximately $1,145,000 and $658,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in product development expenses for the three-month period ended March 31, 2001 as compared to the same period of 2000 was $487,000, or 74%. During the first quarter ended March 31, 2001, the Company expensed approximately $910,000 in relation with costs chiefly associated with the transition of certain of its existing customers to its new technology platform. The Company capitalizes qualifying computer software costs incurred during the application development stage. Accordingly, the Company anticipates that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees, and, to a lesser extent, facility and communication costs. During the three-month periods ended March 31, 2001 and 2000, total general and administrative expenses (exclusive of stock-based compensation) amounted to $3,060,000 and $2,556,000, respectively. The increase in general and administrative expenses of $504,000, or 20%, in 2001 as compared to 2000 for the three-month period ended March 31 reflected increased expenses to manage and operate the companies acquired during 2000, partially offset by non-recurring outside contractor and consulting fees in relation with the design and the implementation of the Company's strategy and management structure of approximately $772,000 in the same period in 2000.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expenses were $3,401,000 and $88,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The increase is due primarily to amortization of goodwill and other intangibles in the 2001 period for the Dweb acquisition from April 18, 2000 versus none in the three-month period ended March 31, 2000, and a full quarter of amortization on the Netlan acquisition from March 1, 2000 versus one month in 2000. The Company periodically assesses the recoverability of goodwill and other intangibles based upon expectations of undiscounted future cash flows. Depending on the result of such assessment in future periods, management may deem it necessary to record an impairment charge.

During the three-month periods ended March 31, 2001 and 2000, stock-based compensation expense amounted to $682,000 and $3,097,000, respectively. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at March 31, 2001 was approximately $1,686,000. This balance will be amortized at varying amounts per quarter through March 2002.

The Company defines Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, and (iv) stock-related compensation.

EBITDA is discussed because management considers it an important indicator of the operational strength and performance of its business based in part on the significant level of non-cash expenses recorded by the Company to date, coupled with the fact that these non-cash items are managed at the corporate level. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States of America. See Liquidity and Capital Resources for a discussion of cash flow information.

For the three-month periods ended March 31, 2001 and 2000, EBITDA was a loss of $3,549,000 and $2,765,000, respectively. During the three months ended March 31, 2001, the Company expensed non-cash items including depreciation, amortization and stock-based compensation expense aggregating to $4,589,000, compared to $3,880,000 for the same period in 2000.

Interest and other, net amounted to $35,000 and $277,000 for the three-month periods ended March 31, 2001 and 2000, respectively. Such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods. The decrease in interest and other, net during the 2001 period as compared to the 2000 period was principally associated with the reduced cash balance and available-for-sale marketable securities during the 2001 period as compared to the 2000 period.

Net loss for the three-month periods ended March 31, 2001 and 2000 was $8,097,000 and $6,307,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception on November 6, 1998, the Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of proprietary software and technological infrastructure for its platform to process transactions. The Company expects that its net losses and negative cash flows from operations will continue as it implements its growth strategy. The Company anticipates increased revenues throughout 2001 combined with reduced expenses compared to 2000, which, if achieved, will reduce its net losses and improve cash flows from operations in 2001 as compared to 2000. There can be no assurances that revenues will improve or the expenses will decline in 2001, or that net losses and negative cash flows from operations will be reduced. Historically, the Company has funded its losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through March 31, 2001, net proceeds from private sales of securities totaled approximately $29.9 million.

Management has addressed the costs of providing transaction management and document exchange services throughout 2000 and thus far in 2001. While the Company continues to add large customers to its service, it is focused primarily on adding trading partners who transact business with its largest existing customers.

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures, principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative areas, during the third and fourth quarter of 2000 and into 2001.

On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes ("Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock ($0.50 per share), and warrants to purchase an aggregate 15,000,000 shares of Company common stock at $0.93 per share (the "Private Warrants"). The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent of the holders of the Company's Series B preferred stock to the issuance of this new series. The Series C preferred stock would be convertible into common stock on the same basis as the Convertible Notes. The Private Warrants will be exercisable for a period of two years from the earlier of (i) the date the Company receives shareholder approval of the Financing, (ii) the date such shareholder approval is no longer required, either because the common stock of the Company is no longer listed on NASDAQ or otherwise, or (iii) October 1, 2001. The Company intends to seek shareholder approval of the Financing, as required by the rules of NASDAQ.

In connection with the closing of the Financing, the Company canceled a $2,050,000 line of credit issued in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. The Company incurred a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option pricing model at $549,000.

In connection with the Financing, the Company incurred a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related the Financing were approximately $400,000.

Net cash used in operating activities totaled approximately $3,666,000 for the three months ended March 31, 2001 as compared to net cash used in operating activities of approximately $2,187,000 for the same period in 2000. Net cash used in operating activities for the three months ended March 31, 2001 resulted primarily from (i) the $8,097,000 net loss in the period and (ii) a $158,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $4,589,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2000 resulted primarily from (i) the $6,307,000 net loss in the period, offset by (ii) $240,000 of cash provided by operating assets and liabilities, and (iii) an aggregate of $3,880,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

Net cash used in investing activities totaled approximately $1,091,000 for the three months ended March 31, 2001 as compared to net cash provided by investing activities of approximately $1,730,000 for the same period in 2000. Net cash used in investing activities for the three months ended March 31, 2001 resulted from (i) the purchase of capital assets for $195,000, primarily computer and office equipment, and (ii) $896,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash provided by investing activities for the three months ended March 31, 2000 resulted from (i) $2,970,000 net proceeds from maturity of investments available-for-sale offset by (ii) the purchase of capital assets for $156,000, primarily computer and office equipment, (ii) $499,000 in product development costs consisting of fees of outside contractors and capitalized salaries, and
(iii) the $585,000 net cash effect of the Netlan Merger.

Net cash used in financing activities totaled approximately $332,000 for the three months ended March 31, 2001 as compared to net cash provided by financing activities of approximately $370,000 for the same period in 2000. In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger. The term loan had a term of three years, was interest-only until December 1, 2000, and bore interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. At March 31, 2001 the outstanding balance of the term loan was $2.0 million. The loan was secured by a custodial cash account in the amount of approximately 111% of the outstanding balance of the term loan. The Company paid the outstanding balance of the loan in full on April 2, 2001 using cash held in the custodial cash account. The Company also has a $1,250,000 line of credit with the Bank. No amounts were borrowed under the line of credit as of March 31, 2001. The line of credit secures approximately $1,178,000 of letters of credit that are outstanding at March 31, 2001. The line is secured by a custodial cash account in the amount of approximately 111% of the line.

As of March 31, 2001, the Company's principal source of liquidity was approximately $4.6 million of cash and cash equivalents against which the Bank held a custody account with approximately $3,611,000 as security on the term loan and line of credit with the Bank. During April 2001 the Company paid the remaining outstanding balance on the term loan of $2.0 million. Accordingly, the required balance in the custodial cash account has been reduced to $1,389,000.

As of March 31, 2001, the Company had commitments for software license and maintenance fees as well as outside consulting fees in the aggregate amount of approximately $2.2 million with two vendors. During April 2001, the Company renegotiated the payment schedule with these vendors and accordingly paid cash of approximately $0.5 million and has agreed to issue approximately 2.5 million shares of currently unregistered Company common stock in lieu of $1.5 million of payments to these vendors. The remaining $0.2 million represents sales tax payable on the software license and maintenance agreements, which will be paid in May 2001.

The Company anticipates spending approximately $1.4 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

Management believes that the Company's available cash resources at March 31, 2001, coupled with the proceeds from the sale of $7.5 million of convertible notes and warrants, will be sufficient to meet anticipated working capital and capital expenditure requirements for the next twelve months. The Company's current use of cash approximates $1.0 million per month. As a result of the cost cutting measures carried out as part of its 2001 plan, the Company anticipates that its use of cash will be below $500,000 per month by the end of the third quarter of 2001 and expects to use less than $250,000 per month by the end of 2001. The expected reduction in use of cash reflects an anticipated increase in revenue, coupled with staffing reductions and operational cost reductions implemented in April and May 2001. There can be no assurances that such measures will be sufficient to successfully reduce the current use of cash.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company reported that Richard S. Cohan was elected President and Chief Operating Officer. In addition, the Company announced that Stephen J. Warner and Harold S. Blue were elected members of the Board of Directors. Reference is made to the press release dated May 8, 2001 reporting the election of these individuals, a copy of which is included herewith as Exhibit 99.1 and incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

99.1 Press release dated May 8, 2001


 (b) Reports on Form 8-K

A Form 8-K was filed on January 12, 2001 with respect to a notification to holders of the Company's Series B preferred stock and related warrant holders informing them that the Company's Registration Statement on Form S-4, which became effective on March 22, 2000, did not cover either the issuance or resale of the shares of common stock underlying the warrants and convertible Series B preferred stock.

A Form 8-K was filed on January 29, 2001 with respect to a further notification to holders of the Company's Series B preferred stock and related warrant holders informing them that the shares of common stock issued or issuable as a result of the conversion of the Company's Series B preferred stock could be sold in accordance with the requirements of Rule 144 promulgated under the Securities Act of 1933.

A Form 8-K was filed on March 2, 2001 with respect to an offer to certain securityholders for the purpose of simplifying the Company's capital structure.

A Form 8-K was filed on March 5, 2001 with respect to an adjustment made to the terms of the warrants issued in connection with the Company's December 1999 private placement that reduced the exercise price from approximately $2.07 to $1.861 per share and the number of warrants held by each holder was increased by 11.1%.

A Form 8-K was filed on March 12, 2001 with respect to an extension of the Company's offer to certain private investors to convert preferred stock and exercise warrants for the purpose of simplifying its capital structure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eB2B Commerce, Inc.
                                                    -------------------
                                                    (Registrant)

May 15, 2001                                   By:  /s/ Alan J. Andreini
-----------------                                   ---------------------------
                                                    Chief Executive Officer

May 15, 2001                                   By:  /s/ Peter J. Fiorillo
-----------------                                   ---------------------------
                                                    Chief Financial Officer