Form 10QSB
period 2001-06-30
EB2B COMMERCE INC /NY/
filed 2001-08-13
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

As of August 10, 2001, there were 20,470,700 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes           No      x    .
                                                    --------      --------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                  June 30, 2001      December 31,
                                                                   (unaudited)            2000


                              ASSETS
Current Assets
   Cash and cash equivalents                                           $   4,693      $   9,650
   Accounts receivable, net                                                1,311          1,530
   Other current assets                                                      289            409
                                                                       ---------      ---------
          Total Current Assets                                             6,293         11,589

Property and equipment, net                                                3,957          4,272
Goodwill, net                                                             47,818         54,104
Other intangibles, net                                                     1,785          2,259
Capitalized product development costs, net                                 1,861            905
Debt issuance costs, net                                                   2,248           --
Other assets                                                                 115             90
                                                                       ---------      ---------
             Total Assets                                              $  64,077      $  73,219
                                                                       =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                $    --        $   1,000
   Accounts payable                                                        1,883          1,806
   Accrued expenses and other current liabilities                          3,127          4,892
   Deferred income                                                           385            592
                                                                       ---------      ---------
          Total Current Liabilities                                        5,395          8,290

Convertible notes, net of discount and conversion option of $5,221         2,279           --
Long-term debt, less current maturities                                     --            1,250
Capital lease obligations, less current maturities                           153            212
Other liabilities                                                          1,053            379
                                                                       ---------      ---------
          Total Liabilities                                                8,880         10,131
                                                                       ---------      ---------

Commitments and contingencies

Stockholders' Equity
  Undesignated preferred stock -- no par value; 45,998,000 shares authorized; no shares issued and outstanding
   Preferred stock, convertible Series A - $.0001 par value;
     2,000 shares authorized; 7 shares issued and outstanding               --             --
   Preferred stock, convertible Series B - $.0001 par value;
     4,000,000 shares authorized; 2,662,657 and 2,803,198 shares issued and outstanding at June 30, 2001 and December 31,
     2000, respectively                                                     --             --
   Common stock - $.0001 par value; 200,000,000 shares
     authorized; 19,926,776 and 15,384,015 shares issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively                                                              2              2
   Additional paid-in capital                                            153,176        144,459
   Accumulated deficit                                                   (97,215)       (79,005)
   Unearned stock-based compensation                                        (766)        (2,368)
                                                                       ---------      ---------
          Total Stockholders' Equity                                      55,197         63,088
                                                                       ---------      ---------
              Total Liabilities and Stockholders' Equity               $  64,077      $  73,219
                                                                       =========      =========


See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                           June 30,
                                                 2001              2000              2001              2000
                                                 ----              ----              ----              ----

Revenue                                   $      1,679      $      1,590      $      3,543      $      2,005
                                          ------------      ------------      ------------      ------------

Costs and expenses
   Cost of revenue                                 891               887             1,765             1,136
   Marketing and selling (exclusive
     of stock-based compensation
     expense of $160 and $267 for the
     three and six months ended June
     30, 2001, and $302 and $954 for               573               665             1,407             1,016
     the three and six months ended
     June 30, 2000, respectively)
   Product development costs
     (exclusive of stock-based
     compensation expense of $2 and
     $4 for the three and six months
     ended June 30, 2001, and $63 and
     $126 for the three and six
     months ended June 30, 2000,
     respectively)                                 202             1,126             1,347             1,784
   General and administrative
     (exclusive of stock-based
     compensation expense of $773 and
     $1,346 for the three and six
     months ended June 30, 2001, and
     $10,111 and $12,493 for the
     three and six months ended June
     30, 2000, respectively)                     3,115             4,309             6,175             6,865
   Restructuring charge                          1,129              --               1,129              --
   Amortization of goodwill and other
     intangibles                                 3,402             2,739             6,803             2,827
   Stock-based compensation expense                935            10,476             1,617            13,573
                                          ------------      ------------      ------------      ------------
        Total costs and expenses                10,247            20,202            20,243            27,201
                                          ------------      ------------      ------------      ------------

        Loss from Operations                    (8,568)          (18,612)          (16,700)          (25,196)

Interest and other, net                         (1,545)              288            (1,510)              565
                                          ------------      ------------      ------------      ------------

       Net loss                           $    (10,113)     $    (18,324)     $    (18,210)     $    (24,631)
                                          ============      ============      ============      ============

Net loss per common share                 $      (0.59)     $      (1.59)     $      (1.11)     $      (2.60)
                                          ============      ============      ============      ============

Weighted average number of common
shares outstanding                          17,277,890        11,514,073        16,428,054         9,477,222
                                            ==========        ==========        ==========         =========



See accompanying notes to condensed consolidated financial statements eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                   Six Months ended June 30,
                                                                     2001          2000
                                                                     ----          ----
Operating Activities
   Net loss                                                          $(18,210)     $(24,631)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                   8,106         4,766
        Amortization of debt issuance costs on convertible notes
          and related discount, conversion option and non
          cash interest                                                 1,553          --
        Stock-based compensation expense                                1,617        13,573
   Management of operating assets and liabilities
        Accounts receivable, net                                          137          (299)
        Accounts payable                                                   75         1,638
        Accrued expenses and other liabilities                           (479)        1,662
        Other                                                             135          (476)
                                                                     --------      --------
            Net cash used in operating activities                      (7,066)       (3,767)
                                                                     --------      --------

Investing Activities
   Product development costs                                           (1,394)       (1,295)
   Purchase of property and equipment                                    (589)         (357)
   Proceeds from maturity of investments available-for-sale                 -        10,987
   Acquisitions, net of cash acquired                                       -          (978)
                                                                     --------      --------
            Net cash  (used in) provided by investing activities       (1,983)        8,357
                                                                     --------      --------

Financing Activities
   Proceeds from borrowings and issuance of convertible
      notes, net                                                        6,466         2,500
   Repayment of borrowings                                             (2,250)       (2,116)
   Payment of capital lease obligations                                  (124)          (69)
   Proceeds from exercise of options and warrants                           -            75
                                                                     --------      --------
            Net cash provided by financing activities                   4,092           390
                                                                     --------      --------

Net (decrease) increase in cash                                        (4,957)        4,980
Cash and cash equivalents at beginning of period                        9,650         9,907
                                                                     --------      --------
Cash and cash equivalents at end of period                           $  4,693      $ 14,887
                                                                     ========      ========

Non-cash transactions
   Common stock, options and warrants issued or exchanged in
     connection with acquisitions                                    $      -      $ 62,071
   Warrants issued in connection with private placement of
     convertible notes and availability of line of credit            $  4,434      $      -
   Shares issued in exchange for accounts payable                    $    733      $      -
   Shares and warrants issued for services                           $     48      $     66
Cash paid during the period for
   Interest                                                          $     54      $     44


See accompanying notes to condensed consolidated financial statements eB2B COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  ORGANIZATION AND PLAN OF OPERATION

eB2B Commerce, Inc (the "Company") utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company does not allow customers to take delivery of its proprietary software. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting and technical expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer courseware as well as web development training seminars.

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

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures, principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative areas, during the third and fourth quarter of 2000 and into 2001. During the three-month period ended June 30, 2001, the Company recorded a restructuring charge of $1,129,000 consisting primarily of severance costs in relation to the elimination of 30 full-time positions representing approximately 35% of the Company's workforce.

From April 16 through May 2, 2001, the Company received financing of $7.5 million in the form of convertible notes and warrants (see Note 3, Financing). During the three-month period ended June 30, 2001, the Company also issued 2,490,000 shares of currently unregistered Company common stock in lieu of $1,463,000 of payments to certain vendors. In the event that within periods ranging from one to two years these vendors receive gross proceeds of less than $1,463,000 from selling the Company's 2,490,000 shares in the open market, the Company agreed to make a cash payment equal to the difference between the gross proceeds received by these vendors from the sale of the Company's shares of common stock and the balance due to them. As of June 30, 2001, this difference was approximately $890,000, of which $194,000 was recorded as a current liability and $696,000 was recorded as a long-term liability in the Company's balance sheet. In addition, the Company issued 665,000 shares of currently unregistered Company common stock in lieu of $160,000 of severance payments to certain former executives.

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


NOTE 3.  FINANCING

On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes (the "Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock ($0.50 per share), and warrants to purchase an aggregate 15,000,000 shares of Company common stock at $0.93 per share (the "Private Warrants").

The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. With respect to the initial quarterly interest payment, the Company has elected to pay interest in the form of shares of common stock. As of June 30, 2001, the Company reserved approximately 455,000 shares of its common stock in relation to the quarterly interest due in July 2001.

In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent from the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock would be convertible into common stock on the same basis as the Convertible Notes. The Series C preferred stock will have (i) antidilution provisions, (ii) a liquidation preference, and (iii) could be automatically converted by the Company in certain circumstances.

The Private Warrants will be exercisable for a period of two years from the earlier of (i) the date the Company receives shareholder approval of the Financing, (ii) the date such shareholder approval is no longer required, either because the common stock of the Company is no longer listed on NASDAQ or otherwise, or (iii) October 1, 2001. The Company is currently seeking to amend these terms regarding exercisability.

The Company intends to seek shareholder approval of the Financing, as required by the rules of NASDAQ.

In connection with the closing of the Financing, the Company cancelled a $2,050,000 line of credit issued in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. The Company paid a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option-pricing model at $549,000. The $61,500 cash fee paid and the non-cash amount related to the warrants of $549,000 were recorded as interest expense in the Company's statement of operations for the three-month period ended June 30, 2001.

In connection with the Financing and as compensation to the placement agents, the Company paid a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 per share for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related to the Financing, principally legal and accounting fees, were approximately $284,000. The $750,000 cash fee paid, the other direct expenses of $284,000, and the non-cash amounts related to the warrants of $675,000 and the unit purchase options of $810,000 have been capitalized as debt issuance costs in the Company's balance sheet for an aggregate value of $2,519,000 and are being amortized as interest expense in the Company's statement of operations over the term of the Convertible Notes, or 18 months.

The Company allocated $2,400,000 of the $6,750,000 net proceeds from the Financing to the Private Warrants using the Black-Scholes option-pricing model and recorded such amount as a discount on the Convertible Notes. The remaining unallocated portion of the proceeds was used to determine the value of the 15,000,000 shares of Company common stock underlying the Convertibles Notes, or $0.29 per share. As this value was $0.23 lower than the fair market value of the Company's share of common stock as listed on NASDAQ on May 2, 2001, the date at which the Financing was closed, the $3,450,000 intrinsic value of the conversion option resulted in an additional reduction to the carrying amount of the Convertible Notes and a credit to additional paid-in capital in the Company's stockholders' equity. The $2,400,000 discount is being accreted as interest expense in the Company's statement of operations over the term of the Convertible Notes, or 18 months.

The assumptions used by the Company in determining the fair value of the above warrants and unit purchase options were as follows: dividend yield of 0%, risk-free interest of 6.5%, expected volatility of 80%, and expected life of 2 to 5 years.

NOTE 4.  ACQUISITIONS

DynamicWeb Enterprises, Inc.

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and an SEC registrant ("DWeb"), with the surviving company (i.e. the "Company") using the name "eB2B Commerce, Inc.". Pursuant to the Agreement and Plan of Merger between eB2B and DWeb, the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition, a purchase business combination in which eB2B was the accounting acquirer and DWeb was the legal acquirer. Each share of common stock of DWeb remained outstanding and each share of eB2B common stock was exchanged for the equivalent of 2.66 shares of DWeb's common stock. In addition, shares of eB2B preferred stock, warrants and options were exchanged for like securities of DWeb, reflective of the 2.66 to 1 exchange ratio. The management of eB2B remained the management of the Company.

Netlan Enterprises, Inc.

On February 22, 2000, eB2B completed the acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). The acquisition was accounted for using the purchase method.

At June 30, 2001, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $16.6 million.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the six-month period ended June 30, 2000 as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share data):


                                                          Six Months Ended
                                                            June 30, 2000
                                                        -------------------
Revenue                                                        $3,610
Net loss                                                      (31,904)
Basic and diluted net loss per common share                    (2.65)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.


NOTE 5.  NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at June 30, 2001 and 2000, options and warrants to purchase 54,733,233 and 21,249,411 common shares, and preferred shares convertible into 34,501,675 and 16,358,994 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

The unaudited pro forma net loss per common share presented in Note 4 herein has been computed in the same manner as net loss per common share.


NOTE 6.  PRODUCT DEVELOPMENT

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs, or generally two years, was based on the period such product is expected to provide future utility to the Company. As of June 30, 2001 and December 31, 2000, capitalized product development costs were $1,861,000 and $905,000, respectively.


NOTE 7.  RELATED PARTIES

Two executive officers of a financial advisor to the Company (the "Financial Advisor") are directors of the Company. In addition, the Financial Advisor is a significant security holder of the Company.

In connection with the closing of the Financing described in Note 3 herein, an affiliate of the Financial Advisor was paid a cash fee in the amount of $61,500 in consideration of the availability of the Line of Credit. In addition, an affiliate of the Financial Advisor was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option-pricing model at $549,000.

In consideration for acting as a placement agent for the Financing, the Financial Advisor received a cash fee in the amount of $637,500 and was issued
(i) warrants to purchase 1,875,000 shares of Company common stock with an exercise price of $0.93 per share for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 1,875,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $562,500 and $675,000, respectively.


NOTE 8.  SEGMENT REPORTING

The following information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):


                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------

Revenue from external customers
   Transaction processing and related services     $  1,078      $    888      $  2,243      $  1,065
   Training and client educational services             601           702         1,300           940
                                                   --------      --------      --------      --------
                                                   $  1,679      $  1,590      $  3,543      $  2,005
                                                   ========      ========      ========      ========

EBITDA (1)
   Transaction processing and related services     $ (3,330)     $ (4,302)     $ (6,972)     $ (7,095)
   Training and client educational services            (108)          110           (15)          138
                                                   --------      --------      --------      --------
        EBITDA                                       (3,438)       (4,192)       (6,987)       (6,957)
   Depreciation and amortization                     (4,199)       (3,960)       (8,106)       (4,766)
   Stock-related compensation                          (935)      (10,476)       (1,617)      (13,573)
   Interest, net                                     (1,541)          304        (1,500)          665
                                                   --------      --------      --------      --------
        Net Loss                                   $(10,113)     $(18,324)     $(18,210)     $(24,631)
                                                   ========      ========      ========      ========


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


NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains forward-looking statements that reflect the current assumptions of the Company and expectations regarding future events. While these statements reflect the Company's current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the Company's limited operating history; the Company's ability to raise additional capital, if needed; the soundness of the Company's business strategies relative to the perceived market opportunities; the Company's ability to successfully develop, market, sell and improve its business to business transaction services to retailers, suppliers, buyers or sellers; the Company's ability to compete effectively on price and support services; the risks associated with rapidly changing technologies, such as the Internet; and the Company's assessment of its specific vertical industry's need to become technology efficient. These factors and other risk factors are more fully discussed in the Company's filings with the Securities and Exchange Commission, which you are strongly urged to read. The Company expressly disclaims any intent or obligation to update any forward-looking statements. When used in this report, the words "believes," "estimated," "estimates," "expects," "expected," "anticipates," "may" and similar expressions are intended to identify forward-looking statements.

Overview

The Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company does not allow customers to take delivery of its proprietary software. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting and technical expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, the Company is an authorized provider of technical education to its clients for products of Citrix, Lotus Development Corporation, Microsoft Corporation, and Novell Inc. The Company designs and delivers custom computer courseware for the same client base and provides education through delivery of web development training seminars.

Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation and hosting fees, which have not yet been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the billing terms of the contract. Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method. Fixed price consulting arrangements are mainly short-term in nature and the Company does not have a history of incurring losses on these types of contracts. If the Company were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed price contracts is included in deferred income.

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

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into DWeb, a New Jersey corporation, with the surviving company (i.e. the "Company") using the name "eB2B Commerce, Inc.". Pursuant to the Agreement and Plan of Merger between eB2B and DWeb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

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

The goodwill resulting from the above purchase business combinations is being amortized over five years and other intangibles are being amortized over three years. For the three-month periods ended June 30, 2001 and 2000, amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $3.4 million and $2.7 million, respectively.

The Company's financial condition and results from operations were dramatically different during the six-month period ended June 30, 2001 and 2000. For the six months ended June 30, 2001, the Company's results reflected the new operations of the Company, the operations of Netlan and the operations of Dweb. For the six months ended June 30, 2000, the Company's results included the operations of eB2B, the operations of Netlan from March 1, 2000 and the operations of DWeb from April 19, 2000. As a result, the Company believes that the results of operations for the six months ended June 30, 2000 are not comparable to the results of operations for the same period in 2001 and the Company's anticipated financial condition and results of operations going forward. Furthermore, the Company's limited operating history makes the prediction of future operating results very difficult. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue for the three-month period ended June 30, 2001 increased $89,000 or 6% to $1,679,000 as compared to $1,590,000 for the three-month period ended June 30, 2000. Revenue for the six-month period ended June 30, 2001 increased $1,538,000 or 77% to $3,543,000 as compared to $2,005,000 for the six-month period ended June 30, 2000.

The Company's transaction processing and related services' business segment generated revenue of $1,078,000 and $2,243,000 for the three and six-month periods ended June 30, 2001 as compared to $888,000 and $1,065,000 for the three and six-month periods ended June 30, 2000, an increase of $190,000 and $1,178,000 or 21% and 111% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. These increases in revenue for the three and six-month periods are principally due to the following:

     (i) Increased revenue in 2001 as a result of the full three and six months of operations acquired from DWeb on April 18, 2000 and reflected from April 19, 2000. Had the Company acquired DWeb on January 1, 2000, the revenue from transaction processing and related services for the three and six-month periods ended June 30, 2000 would have been $150,000 and $1,045,000 higher than the revenue reported by the Company in the respective periods;

     (ii) Increased revenue in 2001 ($188,000 and $365,000 for the three and six-month periods, respectively) as a result of an increase in the average fee paid per customer for transaction processing services as well as additions of new customers to the Company's service, net of cancellations of this service by certain inactive or very low volume customers; and

     (iii) Increased revenue in 2001 ($142,000 and $222,000 for the three and six-month periods, respectively) principally in connection with the growth experienced in the Company's core consulting services as compared to the same respective periods in 2000, as well as the development of certain other professional services, which the Company did not provide in 2000. These other professional services generated revenue of $24,000 and $97,000 for the three and six-month period ended June 30, 2001. The Company eliminated these other professional services during the second quarter of 2001 as part of the implementation of its reorganization plan; partially offset by

     (iv) Decreased revenue in 2001 ($290,000 and $454,000 for the three and six-month periods, respectively) in relation to consulting services acquired from Netlan on February 22, 2000 and reflected from March 1, 2000, which have been eliminated during the latter part of 2000.

The Company's training and client educational services' business segment generated revenue of $601,000 and $1,300,000 for the three and six-month periods ended June 30, 2001 as compared to $702,000 and $940,000 for the three and six-month periods ended June 30, 2000. The $101,000 or 14% decrease in the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is mainly attributable to the reduction of discretionary training spending by the Company's largest customers in this business segment. The $360,000 or 38% increase in the six-month period ended June 30, 2001 as compared to the comparable period in the previous year is chiefly associated with the full six months of operations of Netlan in the 2001 period versus four months of operations in the 2000 period as these operations were reflected from March 1, 2000. Had the Company acquired Netlan on January 1, 2000, the revenue from training and client educational services would have been $329,000 higher than the revenue reported in the six-month period ended June 30, 2000.

In the three and six-month periods ended June 30, 2001, one customer accounted for approximately 23.1% and 21.8% of the Company's total revenue, respectively. No other customer accounted for 10% or more of the Company's total revenue for the three-month period ended June 30, 2001.

Cost of revenue consists primarily of (i) salaries and benefits for employees providing technical support, (ii) salaries and benefits of personnel and consultants providing consulting and training services to clients and (iii) communication and hosting expenses associated with the transmittal and hosting of the Company's transaction data. Total cost of revenue for the three and six-month periods ended June 30, 2001 amounted to $891,000 and $1,765,000 as compared to $887,000 and $1,136,000 for the three and six-month periods ended June 30, 2000, an increase of $4,000 and $629,000 or 0.5% and 55% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. These increases in cost of revenue reflected primarily the greater scope of operations of the Company in 2001 as compared to the same periods in 2000. In connection with the launch of the Company's new technology platform on April 16, 2001, the Company incurred off-site hosting costs amounting to approximately $197,000 for the three-month period ended June 30, 2001.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the three and six-month periods ended June 30, 2001 amounted to $573,000 and $1,407,000 as compared to $665,000 and $1,016,000 for the three and six-month periods ended June 30, 2000, a decrease of $92,000 or 38% for the three-month period ended June 30, 2001 and an increase of $391,000 or 38% for the six-month period ended June 30, 2001 as compared to the comparable periods of the prior year. The $92,000 decrease in the three-month period ended June 30, 2001 versus the same period in 2000 is principally a result of the reorganization plan implemented by the Company during and prior to the second quarter of 2001, by which the Company (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis and (ii) reduced or eliminated expenses related to trade shows and other marketing programs. The $391,000 increase in the six-month period ended June 30, 2001 versus the same period in 2000 is chiefly associated with the full three and six-months of operations of both Netlan and Dweb in 2001, partially offset by the reorganization plan implemented by the Company during the second quarter of 2001.

Product development expenses mainly represent payments to outside contractors and personnel and related costs associated with the development of the Company's technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development expenses (exclusive of stock-based compensation) were approximately $202,000 and $1,347,000 for the three and six-month periods ended June 30, 2001 as compared to $1,126,000 and $1,784,000 for the three and six-month periods ended June 30, 2000, a decrease of $924,000 and $437,000 or 82% and 24% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. On April 16, 2001, the Company put its new technology platform in service and started amortizing the related capitalized costs. During the first quarter of 2001, the Company had expensed approximately $910,000 in relation to costs chiefly associated with the transition of certain of its existing customers to this new technology platform. In 2000, the Company was amortizing the prior version of its technology platform. The Company capitalizes qualifying computer software costs incurred during the application development stage. Accordingly, the Company anticipates that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees, and, to a lesser extent, facility and communication costs. During the three and six-month periods ended June 30, 2000, total general and administrative expenses (exclusive of stock-based compensation) amounted to $3,115,000 and $6,175,000 as compared to $4,309,000 and $6,865,000 for the three and six-month periods ended June 30, 2000, a decrease of $1,194,000 and $690,000 or 28% and 10% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. These decreases in general and administrative expenses for the three and six-month periods are principally due to the following:

     (i) consulting fees in relation to the design and the implementation of the Company's strategy, business model and management structure of approximately $772,000 in the six-month period in 2000 that did not exist in the 2001 period, coupled with

     (ii) a reduction of monthly salaries and benefits of approximately $170,000 on a recurring basis as a result of the cost cutting measures implemented by the Company during and prior to the second quarter of 2001, partially offset by

     (iii) the greater scope of operations of the Company in 2001 and increased expenses to manage and operate the companies acquired during 2000.

As a result of the reorganization plan implemented throughout the three-month period ended June 30, 2001, the Company recorded a $1,129,000 restructuring charge consisting of severance and contract termination costs totaling $982,000 and $147,000, respectively. The severance costs related to the elimination of 30 full-time positions representing approximately 35% of the Company's workforce. As of June 30, 2001, the Company paid $325,000 of the $982,000 total severance costs. The $657,000 balance is expected to be paid $473,000 in the third quarter of 2001, $142,000 in the fourth quarter of 2001 and $42,000 in the first quarter of 2002. The $147,000 contract termination costs, which related primarily to expenses incurred as part the cancellation of certain long-term research subscription contracts, are expected to be paid $103,000 in the third quarter of 2001, $33,000 in the fourth quarter of 2001 and $11,000 in the first quarter of 2002.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expenses were $3,402,000 and $6,803,000 for the three and six-month periods ended June 30, 2001 as compared to $2,739,000 and $2,827,000 for the three and six-month periods ended June 30, 2000, an increase of $663,000 and $3,976,000 or 24% and 141% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. These increases are due to the timing of the Netlan and the Dweb acquisitions, which took place on February 22, 2000 and April 18, 2000, respectively, and the resulting full periods of amortization of the related goodwill and other intangibles in 2001 versus partial periods of amortization in 2000 as the operations of Netlan and DWeb were reflected from March 1, 2000 and April 19, 2000, respectively. The Company periodically assesses the recoverability of goodwill and other intangibles based upon expectations of undiscounted future cash flows. Depending on the result of such assessment in future periods, management may deem it necessary to record an impairment charge.

During the three and six-month periods ended June 30, 2000, stock-based compensation expense amounted to $935,000 and $1,617,000 as compared to $10,476,000 and $13,573,000 for the three and six-month periods ended June 30, 2000, a decrease of $9,541,000 and $11,956,000 or 91% and 88% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year. During the second quarter ended June 30, 2000, the Company recorded a one-time charge of approximately $8.8 million in relation with 500,000 warrants to purchase 1,330,000 shares Company common stock, which vested upon the completion of the Merger. The deferred stock compensation is principally being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at June 30, 2001 was approximately $766,000. This balance will be amortized at varying amounts per quarter through March 2002.

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

For the three and six-month periods ended June 30, 2001, EBITDA was a loss of $3,438,000 and $6,987,000 as compared to a loss of $4,192,000 and $6,957,000 for the three and six-month periods ended June 30, 2000, a decrease of $754,000 or 18% for the three-month period ended June 30, 2001 and an increase of $30,000 or 0.4% for the six-month period ended June 30, 2001 as compared to the comparable periods of the prior year. During the three and six-months ended June 30, 2001, the Company expensed non-cash items including depreciation, amortization and stock-based compensation expense, and recorded interest aggregating to $6,675,000 and $11,223,000 compared to $14,132,000 and $17,674,000 for the same periods a year earlier. Excluding the $1,129,000 restructuring charge recorded by the Company during the second quarter of 2001, recurring EBITDA would have been a loss of $2,309,000 for the three-month period ended June 30, 2001 versus a loss of $4,192,000 for the three-month period ended June 30, 2000, which corresponds to a $1,883,000 or 45% improvement. Recurring EBITDA for the three-month period ended March 31, 2001 was a loss $3,549,000, which translates into a $1,240,000 or 35% sequential improvement as compared to the $2,309,000 recurring EBITDA loss recorded during the second quarter of 2001.

Interest and other, net was an expense of $1,545,000 and $1,510,000 for the three and six-month periods ended June 30, 2001 as compared to income of $288,000 and $565,000 for the three and six-months periods ended June 30, 2000. In 2001, such expense was primarily due a total of $1,553,000 amortization expense associated with debt issuance costs on the Convertible Notes, and related discount, non-cash interest and conversion option. In 2000, such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods.

Net loss for the three and six-month periods ended June 30, 2001 was $10,113,000 and $18,210,000 as compared to $18,324,000 and $24,631,000 for the three and six-month periods ended June 30, 2000, a decrease of $8,211,000 and $6,421,000 or 45% and 26% for the three and six-month periods ended June 30, 2001 as compared to the comparable periods of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception on November 6, 1998, the Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of proprietary software and technological infrastructure for its platform to process transactions. The Company expects that its net losses and negative cash flows from operations will continue as it implements its growth strategy. The Company anticipates increased revenue throughout 2001 combined with reduced expenses compared to 2000, which, if achieved, will reduce its net losses and improve cash flows from operations in 2001 as compared to 2000. There can be no assurances that revenue will improve or the expenses will decline in 2001, or that net losses and negative cash flows from operations will be reduced. Historically, the Company has funded its losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through June 30, 2001, net proceeds from private sales of securities and issuance of convertible notes totaled approximately $36.7 million.

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

From April 16 through May 2, 2001, the Company received gross proceeds of $7.5 million from a private placement of convertible notes and warrants to certain accredited investors (the "Financing"). Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes ("Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock ($0.50 per share), and warrants to purchase an aggregate 15,000,000 shares of Company common stock at $0.93 per share (the "Private Warrants"). The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent of the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock would be convertible into common stock on the same basis as the Convertible Notes. The Private Warrants will be exercisable for a period of two years from the earlier of (i) the date the Company receives shareholder approval of the Financing, (ii) the date such shareholder approval is no longer required, either because the common stock of the Company is no longer listed on NASDAQ or otherwise, or (iii) October 1, 2001. The Company intends to seek shareholder approval of the Financing, as required by the rules of NASDAQ. The Company is currently seeking to amend these terms regarding exercisability.

In connection with the closing of the Financing, the Company canceled a $2,050,000 line of credit issued in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. The Company incurred a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option-pricing model at $549,000.

In connection with the Financing and as compensation to the placement agents, the Company incurred a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related the Financing, principally legal and accounting fees, amounted to approximately $284,000.

Net cash used in operating activities totaled approximately $7,066,000 for the six months ended June 30, 2001 as compared to net cash used in operating activities of approximately $3,767,000 for the same period in 2000. Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from (i) the $18,210,000 net loss in the period and (ii) a $132,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $11,276,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense. Net cash used in operating activities for the three months ended June 30, 2000 resulted primarily from (i) the $24,631,000 net loss in the period, offset by (ii) $2,525,000 of cash provided by operating assets and liabilities, and (iii) an aggregate of $18,339,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

Net cash used in investing activities totaled approximately $1,983,000 for the six months ended June 30, 2001 as compared to net cash provided by investing activities of approximately $8,357,000 for the same period in 2000. Net cash used in investing activities for the six months ended June 30, 2001 resulted from (i) the purchase of capital assets for $589,000, and (ii) $1,394,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash provided by investing activities for the six months ended June 30, 2000 resulted from (i) $10,987,000 net proceeds from maturity of investments available-for-sale offset by (ii) the purchase of capital assets for $357,000, (ii) $1,295,000 in product development costs consisting of fees of outside contractors and capitalized salaries, and (iii) the $978,000 net cash effect of the DWeb and Netlan Merger.

Net cash provided by financing activities totaled approximately $4,092,000 for the six months ended June 30, 2001 as compared to net cash used in financing activities of approximately $390,000 for the same period in 2000. On May 2, 2001, the Company completed its $7.5 million Financing. In connection with the Financing, the Company paid a cash fee amounting to $750,000 and incurred direct expenses, principally legal and accounting fees, aggregating $284,000. In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. On March 1, 2001, the Company made a $250,000 quarterly payment. In addition, the Company paid the $2.0 million outstanding balance of the loan in full on April 2, 2001 using cash held in the custodial cash account.

The Company also has a $1,250,000 line of credit with the Bank. No amounts were borrowed under the line of credit as of June 30, 2001. The line of credit secures approximately $1,178,000 of letters of credit that are outstanding at June 30, 2001 in relation to the Company's leased facilities and certain other equipment. The line is secured by a custodial cash account in the amount of approximately 111% of the line.

As of June 30, 2001, the Company's principal source of liquidity was approximately $4.7 million of cash and cash equivalents against which the Bank held a custody account with approximately $1,389,000 as security on the term loan and line of credit with the Bank.

As of March 31, 2001, the Company had commitments for software license and maintenance fees as well as outside consulting fees in the aggregate amount of approximately $2.0 million with two vendors. During April and May 2001, the Company renegotiated the payment schedule with these vendors and accordingly paid cash of approximately $0.5 million and issued 2,490,000 shares of currently unregistered Company common stock in lieu of the remaining $1,463,000 balance due to these vendors. In the event that within periods ranging from one to two years these vendors receive gross proceeds of less than $1,463,000 from selling the Company's 2,490,000 shares in the open market, the Company agreed to make a cash payment equal to the difference between the gross proceeds received by these vendors from the sale of the Company's shares of common stock and the balance due to them. As of June 30, 2001, this difference was approximately $890,000. In addition, the Company issued 665,000 shares of currently unregistered Company common stock in lieu of $160,000 of severance payments to certain former executives.

The Company anticipates spending approximately $1.0 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

Management believes that the Company's available cash resources at June 30, 2001 will be sufficient to meet anticipated working capital and capital expenditure requirements until at least March 31, 2002. The Company's current use of cash approximates $750,000 per month. As a result of the cost cutting measures carried out as part of its 2001 plan, the Company anticipates that its use of cash will be below $500,000 per month by the end of the third quarter of 2001 and expects to use less than $250,000 per month by the end of 2001. The expected reduction in use of cash reflects an anticipated increase in revenue, coupled with staffing reductions and operational cost reductions implemented during the three-month period ended June 30, 2001. There can be no assurances that such measures will be sufficient to successfully reduce the current use of cash.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.
This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending 2002.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) In May 2001, the Company completed a private placement of convertible notes and warrants to thirty-three accredited investors. Pursuant to the financing, the Company issued $7,500,000 of principal amount of 7% convertible notes (the "Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock, and warrants to purchase an aggregate 15,000,000 shares of Company common stock at an exercise price of $0.93 per share. In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent from the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock would be convertible into common stock on the same basis as the Convertible Notes. The issuance of these securities was exempt from registration by Rule 506 promulgated pursuant to Section 4(2) of the Securities Act.

Commonwealth Associates L.P. and Gruntal & Co., LLC acted as placement agents for this private placement. In consideration for acting as placement agents, Commonwealth Associates L.P., Gruntal & Co., LLC and their respective designees received in the aggregate (i) a cash fee amounting to $750,000, (ii) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 per share for a period of five years and (iii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b)  Reports on Form 8-K

A Form 8-K was filed on April 26, 2001 with respect to the Company's results of operations for the year ended December 31, 2000, as well as other corporate matters.

A Form 8-K was filed on May 9, 2001 with respect to the completion of the Financing.

A Form 8-K was filed on May 18, 2001 with respect to the appointment of Peter J. Fiorillo as Chief Financial Officer.

A Form 8-K was filed on May 23, 2001 with respect to a letter from NASDAQ indicating that the common stock of the Company had not maintained a minimum bid price of $1.00 over the last 30 consecutive trading days. The Company was provided 90 days, or until August 20, 2001, to regain compliance.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eB2B Commerce, Inc.
                                          --------------------------
                                          (Registrant)

August 13, 2001                               By:  /s/ Richard S. Cohan
-----------------                                   ----------------------------
                                              Chief Executive Officer

August 13, 2001                               By:  /s/ Peter J. Fiorillo
-----------------                                   ---------------------------
                                              Chief Financial Officer