Form 10QSB
period 2001-09-30
EB2B COMMERCE INC /NY/
filed 2001-11-14
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

As of November 13, 2001, there were 20,837,297 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes           No   x    .
                                                    --------    --------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                                September 30,      December 31,
                                                                                   2001               2000
                               ASSETS                                          (unaudited)
Current Assets
   Cash and cash equivalents                                                       $  3,005        $ 9,650
   Accounts receivable, net                                                             950          1,530
   Other current assets                                                                 301            409
                                                                                   --------        -------
          Total Current Assets                                                        4,256         11,589

Property and equipment, net                                                           3,329          4,272
Goodwill, net                                                                         1,872         54,104
Other intangibles, net                                                                  951          2,259
Capitalized product development costs, net                                            1,774            905
Other assets                                                                            114             90
                                                                                   --------        -------
          Total Assets                                                             $ 12,296        $73,219
                                                                                   ========        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                            $      -        $ 1,000
   Accounts payable                                                                   1,543          1,806
   Accrued expenses and other current liabilities                                     3,443          4,892
   Deferred income                                                                      533            592
                                                                                   --------        -------
          Total Current Liabilities                                                   5,519          8,290
Long-term debt, less current maturities                                                --            1,250
Capital lease obligations, less current maturities                                      136            212
Other liabilities                                                                       959            379
                                                                                   --------        -------
          Total Liabilities                                                           6,614         10,131
                                                                                   --------        -------

Commitments and contingencies

Stockholders' Equity
  Undesignated preferred stock - no par value; 44,248,000 shares authorized; no shares issued and outstanding
   Preferred stock, convertible Series A - $.0001 par value; 2,000
     shares authorized; 7 shares issued and outstanding                                   -              -
   Preferred stock, convertible Series B - $.0001 par value;
     4,000,000 shares authorized; 2,610,771 and 2,803,198 shares issued and outstanding at September 30, 2001 and December 31,
     2000, respectively                                                                   -              -
   Preferred stock, convertible Series C - $.0001 par value;
     1,750,000 shares authorized; 762,999 shares issued and
     outstanding at September 30, 2001                                                    -              -
   Common stock - $.0001 par value; 200,000,000 shares authorized; 20,315,139 and 15,384,015 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                               2              2
   Additional paid-in capital                                                       154,483        144,459
   Accumulated deficit                                                             (148,185)       (79,005)
   Unearned stock-based compensation                                                   (618)        (2,368)
                                                                                   --------        -------
          Total Stockholders' Equity                                                  5,682         63,088
                                                                                   --------        -------
              Total Liabilities and Stockholders' Equity                           $ 12,296        $73,219
                                                                                   ========        =======

See accompanying notes to the condensed consolidated financial statements.

eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT FOR SHARE AND           Three Months Ended                   Nine Months Ended
   PER SHARE DATA)                               September 30,                        September 30,
                                             2001              2000               2001              2000
                                             ----              ----               ----              ----
Revenue                                   $      1,501      $      1,713      $      5,044      $      3,718
                                          ------------      ------------      ------------      ------------

Costs and expenses
   Cost of revenue                                 694               855             2,459             1,991
   Marketing and selling (exclusive
     of stock-based compensation
     expense of $127 and $394 for the
     three and nine months ended
     September 30, 2001, and $259
     and $1,213 for the three and
     nine months ended September
     30, 2000, respectively)                       237             1,007             1,644             2,023
   Product development costs
     (exclusive of stock-based
     compensation expense of $2 and
     $6 for the three and nine months
     ended September 30, 2001, and
     $63 and $189 for the three and
     nine months ended September 30,
     2000, respectively)                           257               672             1,604             2,456
   General and administrative
     (exclusive of stock-based
     compensation expense of $95
     and $1,441 for the three and
     nine months ended September
     30, 2001, and $970 and $13,463
     for the three and nine months
     ended September 30, 2000,
     respectively)                               2,442             3,857             8,617            10,722
   Restructuring charge                            313                 -             1,442                 -
   Amortization of goodwill and other
     intangibles                                 3,402             3,368            10,205             6,195
     Impairment of goodwill                     43,375                 -            43,375                 -
   Stock-based compensation expense                224             1,292             1,841            14,865
                                          ------------      ------------      ------------      ------------
        Total costs and expenses                50,944            11,051            71,187            38,252
                                          ------------      ------------      ------------      ------------

        Loss from Operations                   (49,443)           (9,338)          (66,143)          (34,534)

Interest and other, net                         (1,527)              160            (3,037)              725
                                          ------------      ------------      ------------      ------------

        Net loss                          $    (50,970)     $     (9,178)     $    (69,180)     $    (33,809)
                                          ============      ============      ============      ============

Net loss per common share                 $      (2.51)     $       (.71)     $      (3.90)     $      (3.18)
                                          ============      ============      ============      ============

Weighted average number of common
shares outstanding                          20,342,288        13,004,153        17,728,796        10,629,495
                                          ============      ============      ============      ============

See accompanying notes to the condensed consolidated financial statements eB2B COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                          Nine Months ended September 30,
                                                                           2001                  2000
                                                                           ----                  ----
Operating Activities
   Net loss                                                                $(69,180)     $(33,809)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Impairment of goodwill                                               43,375             -
        Depreciation and amortization                                        12,351         8,998
        Amortization of debt issuance costs on convertible notes
          and related discount, conversion option and non
          cash interest                                                       3,120             -
        Stock-based compensation expense                                      1,841        14,775
        Write down of assets                                                      -            57
        Shares and warrants issued for services                                   -            90
   Management of operating assets and liabilities
        Accounts receivable, net                                                580          (214)
        Accounts payable                                                       (263)        1,213
        Accrued expenses and other liabilities                                  282         2,634
        Other                                                                  (642)         (785)
                                                                           --------      --------
            Net cash used in operating activities                            (8,536)       (7,041)
                                                                           --------      --------

Investing Activities
   Product development costs                                                 (1,604)       (1,647)
   Purchase of property and equipment                                          (596)         (989)
   Increase in software costs                                                     -        (2,200)
   Proceeds from maturity of investments available-for-sale                       -        15,986
   Cash acquired in acquisition                                                   -           419
                                                                           --------      --------
            Net cash  (used in) provided by investing activities             (2,200)       11,569
                                                                           --------      --------

Financing Activities
   Proceeds from borrowings and issuance of convertible
      notes, net                                                              6,466         2,500
   Repayment of borrowings                                                   (2,250)       (2,116)
   Payment of capital lease obligations                                        (125)         (119)
   Proceeds from exercise of options and warrants                                 -           144
                                                                           --------      --------
            Net cash provided by financing activities                         4,091           409
                                                                           --------      --------

Net (decrease) increase in cash                                              (6,645)        4,937
Cash and cash equivalents at beginning of period                              9,650         9,907
                                                                           --------      --------
Cash and cash equivalents at end of period                                 $  3,005      $ 14,844
                                                                           ========      ========

Non-cash transactions
   Common stock, options and warrants issued or exchanged in
     connection with acquisitions                                          $      -      $ 59,145
  Warrants issued in connection with private placement of
     convertible notes and availability of credit line                     $  4,434
   Equipment acquired under capital lease                                  $      -      $    340
   Shares issued in exchange for accounts payable                          $    434      $      -
   Shares and warrants issued for services                                 $     48      $    387
Cash paid during the period for
   Interest                                                                $    136      $     44

See accompanying notes to the condensed consolidated financial statements eB2B COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations in the transaction management and document exchange services. Management has addressed the costs of providing these services throughout 2000 and thus far in 2001. While the Company continues to add customers to its service, it is focused primarily on adding trading partners who transact business with its largest existing customers.

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures, principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative areas, during the third and fourth quarter of 2000 and into 2001. During the three-month periods ended June 30 and September 30, 2001, the Company recorded restructuring charges of $1,129,000 and $313,000, respectively, consisting primarily of severance costs in relation to the elimination of 38 full-time positions representing approximately 45% of the Company's workforce and the elimination of a service contract related to hosting the Company's new software platform.

Based on the Company's history of recurring operating losses and its market capitalization being less than its stockholders' equity as of September 30, 2001, management assessed the recoverability of goodwill and other intangibles based upon expectations of undiscounted future cash flows. Management determined that goodwill as of September 30, 2001 was impaired and accordingly reduced the carrying value by $43.4 million.

From April 16 through May 2, 2001, the Company received financing of $7.5 million in the form of convertible notes and warrants (see Note 3, Financing). During the nine-month period ended September 30, 2001, the Company also issued 2,490,000 shares of currently unregistered Company common stock in lieu of $1,463,000 of payments to certain vendors. In the event that within periods ranging from one to two years these vendors receive gross proceeds of less than $1,463,000 from selling the Company's 2,490,000 shares in the open market, the Company agreed to make a cash payment equal to the difference between the gross proceeds received by these vendors from the sale of the Company's shares of common stock and the balance due to them. As of September 30, 2001, this difference was approximately $1,189,000, of which $230,000 was recorded as a current liability and $959,000 was recorded as a long-term liability in the Company's balance sheet. In addition, the Company issued 665,000 shares of currently unregistered Company common stock in lieu of $160,000 of severance payments to certain former executives.

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

The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. With respect to the initial quarterly interest payment related to the June 30, 2001 quarter, the Company elected to pay interest in the form of 455,000 shares of common stock valued at approximately $85,000. As of September 30, 2001, the Company issued additional Convertible Notes of approximately $131,000 in relation to the quarterly interest due for the period from July 1, 2001 to September 28, 2001, the date the Convertible Notes were converted into equity as described below.

In addition, all Convertible Notes were automatically converted into Series C preferred stock on September 28, 2001 when the Company received the required consent from the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock is convertible into common stock on the same basis as the Convertible Notes. The Series C preferred stock has (i) anti-dilution provisions, (ii) a liquidation preference, and (iii) could be automatically converted by the Company in certain circumstances.

The Private Warrants will be exercisable for a period of two years from September 28, 2001.

At the Company's October 17, 2001 Annual Shareholders' Meeting (the "Annual Meeting"), the Company received shareholder approval of the Financing, as required by the rules of NASDAQ.

In connection with the closing of the Financing, the Company cancelled a $2,050,000 line of credit issued in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. In connection with the Line of Credit, the Company paid a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 900,000 shares of Company common stock at $0.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option-pricing model at $549,000. The $61,500 cash fee paid and the non-cash amount related to the warrants of $549,000 were recorded as interest expense in the Company's statement of operations for the three-month period ended June 30, 2001.

In connection with the Financing and as compensation to the placement agents, the Company paid a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 per share for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related to the Financing, principally legal and accounting fees, were approximately $309,000. The $750,000 cash fee paid, the other direct expenses of $309,000, and the non-cash amounts related to the warrants of $675,000 and the unit purchase options of $810,000 have been capitalized as debt issuance costs in the Company's balance sheet for an aggregate value of $2,544,000 and were amortized as interest expense in the Company's statement of operations over the term of the Convertible Notes. The unamortized balance of $1,853,000 of debt issue cost was charged to additional paid-in capital on September 28, 2001, the date of the conversion of the Convertible Notes.

The Company allocated $2,400,000 of the $6,750,000 net proceeds from the Financing to the Private Warrants using the Black-Scholes option-pricing model and recorded such amount as a discount on the Convertible Notes. The discount on the Convertible Notes was accreted as interest expense in the Company's statement of operations over the term of the Convertible Notes. For the nine months ended September 30, 2001, the Company recorded interest expense of $658,000 related to such discount. The unamortized balance of the discount on the Convertible Notes, $1,742,000, was charged to additional paid-in capital at September 28, 2001. The remaining unallocated portion of the proceeds was used to determine the value of the 15,000,000 shares of Company common stock underlying the Convertibles Notes, or $0.29 per share. Since this value was $0.23 lower than the fair market value of the Company's share of common stock as listed on NASDAQ on May 2, 2001, the date at which the Financing was closed, the $3,450,000 intrinsic value of the conversion option resulted in an additional reduction to the carrying amount of the Convertible Notes and a credit to additional paid-in capital in the Company's stockholders' equity. For the nine months ended September 30, 2001, the Company recorded amortization expense of $1,137,000 related to such conversion feature. The unamortized balance of the conversion feature, $2,313,000, was charged to additional paid-in capital on September 28, 2001, the date of the conversion of the Convertible Notes.

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

At September 30, 2001, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $20.0 million.

The following represents the summary unaudited pro forma condensed consolidated results of operations for the nine-month period ended September 30, 2000 as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share data):

                                                                    Nine Months Ended
                                                                  September 30, 2000
                                                                  ------------------
Revenue                                                                $  5,323
                                                                       --------
Net loss                                                               $(41,179)
                                                                       --------
Basic and diluted net loss per common share                            $  (3.27)
                                                                       --------

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future.

NOTE 5. RESTRUCTURING

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001 the Company reduced discretionary spending in selling, marketing, general and administrative areas.

In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000. The restructuring plan called for the following cost cutting measures (in thousands):


                              Selling &      General &
                              Marketing     Administrative   Other         Total
                              ---------     --------------   -----         -----

Salaries & benefits               $125          $190          $  -          $315
Fees to outside
contractors (1)                      -            50            70           120
Other expenses (2)                  20            15             5            40
                                  ----          ----          ----          ----
Total                             $145          $255          $ 75          $475
                                  ====          ====          ====          ====

(1)      including hosting, consulting, legal and recruiting
(2) including travel, entertainment, trade shows, advertising, dues & subscriptions, and public relations

As a result of this reorganization the Company recorded restructuring charges of $1,129,000 and $313,000 in the three-month periods ended June 30 and September 30, 2001 consisting of severance and contract termination costs totaling $982,000 and $42,000 and $147,000 and $271,000, respectively. The severance costs related to the elimination of 38 full-time positions representing approximately 45% of the Company's workforce. The contract termination costs related primarily to expenses incurred as part the cancellation of certain long-term research subscription contracts and a contract with the Company's website hosting provider.

The following is a summary of the restructuring charge recognized in the nine-month period ended September 30, 2001 and the remaining accruals at September 30, 2001 (in thousands):

                                                                 Amounts paid
                                         Restructuring               as of                  Balance at
                                             Charge            September 30, 2001        September 30, 2001
                                         --------------        ------------------        ------------------
Severance for 38 employees                    $1,024                  $688                     $  336
Contract termination settlement                  418                   238                        180
                                              ------                  ----                     ------
Total charges                                 $1,442                  $926                     $  516
                                              ======                  ====                     ======

The amount accrued for severance is based upon written severance agreements. Based upon the written severance agreements and the severance accrual remaining at September 30, 2001, the Company expects to pay $210,000 in the fourth quarter of 2001 and $126,000 in the first quarter of 2002. The remaining contract termination costs are expected to be paid $13,000 in the fourth quarter of 2001, $83,000 in the first quarter of 2002 and $84,000 in the second quarter of 2002.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Based upon the Company's history of recurring operating losses and its market capitalization being less than its stockholders' equity as of September 30, 2001, management assessed the carrying value of goodwill and other intangibles and determined that such value may not be recoverable. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the goodwill and other intangibles exceeds the fair value of the assets, as calculated utilizing the discounted future cash flows. In accordance with this policy, the Company recorded an impairment charge of $43,375,000.

The net book values of goodwill and other intangibles associated with the DWeb and Netlan acquisitions as of September 30, 2001 are as follows (amounts in thousands):


                                            DWeb         Netlan             Total
                                            ----         ------             -----
Goodwill
Balance - September 30, 2001             $ 41,283       $  3,380       $ 44,663
Reclass from other intangibles                425            159            584
Impairment charge                         (40,088)        (3,287)       (43,375)
                                         --------       --------       --------
Adjusted balance                         $  1,620       $    252       $  1,872
                                         ========       ========       ========

Other Intangibles
Balance - September 30, 2001             $  1,376       $    159       $  1,535
Reclass of workforce as goodwill             (425)          (159)          (584)
                                         --------       --------       --------
Adjusted balance                         $    951       $      -       $    951
                                         ========       ========       ========


Amortization expense related to goodwill for the nine-month period ended September 30, 2001 was approximately $9,441,000. The Company also changed the amortization period from five years to three years in accordance with applying Statement of Financial Accounting Standards ("SFAS") No. 121. The Company expects to record goodwill amortization in the 4th quarter of 2001 of $374,000. Thereafter, it will no longer be amortized, but rather reviewed for impairment in compliance with SFAS No. 142.

Remaining other intangibles after the impairment review relate to a customer list acquired in April 2000 of $2,188,000, a non-compete agreement of $75,000 and the cost of acquiring the Company's domain name and establishing the Company's web-site in 2000 and 2001 of $22,000. Amortization expense related to other intangibles for the nine-month period ended September 30, 2001 was approximately $747,000. The estimated useful life of these assets is 36 months. Amortization expense in future periods will be approximately $179,000 in the 4th quarter of 2001, $717,000 in 2002 and $55,000 in 2003.



NOTE 7.  NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at September 30, 2001 and 2000, options and warrants to purchase 58,441,354 and 21,643,286 common shares, and preferred shares convertible into 34,121,836 and 15,825,665 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

The unaudited pro forma net loss per common share presented in Note 4 herein has been computed in the same manner as net loss per common share.


NOTE 8.  PRODUCT DEVELOPMENT

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs, or generally two years, was based on the period such product is expected to provide future utility to the Company. As of September 30, 2001 and December 31, 2000, capitalized product development costs, net of accumulated amortization, were $1,774,000 and $905,000, respectively. For the nine-month periods ended September 30, 2001 and 2000, the Company charged to operations $1,604,000 and $2,456,000, respectively, for such costs.


NOTE 9. RELATED PARTIES

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


NOTE 10. SEGMENT REPORTING

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                       2001          2000         2001         2000
                                                                       ----          ----         ----         ----

Revenue from external customers
  Transaction processing and related services                        $    950     $    950     $  3,193     $  2,015
  Training and client educational services                                551          763        1,851        1,703
                                                                     --------     --------     --------     --------
                                                                     $  1,501     $  1,713     $  5,044     $  3,718
                                                                     ========     ========     ========     ========
EBITDA (1)
  Transaction processing and related services                        $ (1,519)    $ (3,894)    $ (8,491)    $(10,989)
  Training and client educational services                                (60)         134          (75)         272
                                                                     --------     --------     --------     --------
        EBITDA                                                         (1,579)      (3,760)      (8,566)     (10,717)
  Impairment of goodwill                                              (43,375)           -      (43,375)           -
  Depreciation and amortization                                        (4,245)      (4,232)     (12,351)      (8,998)
  Stock-related compensation                                             (224)      (1,292)      (1,841)     (14,865)
  Write-down of assets                                                      -          (57)           -          (57)
  Interest, net                                                        (1,547)         163       (3,047)         828
                                                                     --------     --------     --------     --------
        Net Loss                                                     $(50,970)    $ (9,178)    $(69,180)    $(33,809)
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


NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. The Company is currently evaluating the impact of the new accounting standard and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

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

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ("eB2B"), merged with and into Dynamic Web Enterprises, Inc. ("DWeb") , a New Jersey corporation, with the surviving company (i.e. the "Company") using the name "eB2B Commerce, Inc.". Pursuant to the Agreement and Plan of Merger between eB2B and DWeb (the "Merger"), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

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

The goodwill resulting from the above purchase business combinations was being amortized over five years and other intangibles are being amortized over three years. Amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions for the three and nine-month periods ended September 30, 2001 and 2000, totaled approximately $3.4 million and $10.2 million and $3.4 million and $6.2 million, respectively. Based upon the Company's history of recurring operating losses and its market capitalization being less than its stockholders' equity as of September 30, 2001, management assessed the recoverability of goodwill and other intangibles based upon expectations of future undiscounted cash flows. Management determined that goodwill as of September 30, 2001 was impaired based upon discounted future cash flows and accordingly reduced the carrying value by $43.4 million and changed the amortization period of goodwill from five years to three years.

The Company's financial condition and results from operations were significantly different during the nine-month period ended September 30, 2001 and 2000. For the nine months ended September 30, 2001, the Company's results reflected the new operations of the Company, the operations of Netlan and the operations of Dweb. For the nine months ended September 30, 2000, the Company's results included the operations of eB2B, the operations of Netlan from March 1, 2000 and the operations of DWeb from April 19, 2000. As a result, the Company believes that the results of operations for the nine months ended September 30, 2000 are not comparable to the results of operations for the same period in 2001 and the Company's anticipated financial condition and results of operations going forward. Furthermore, the Company's limited operating history makes the prediction of future operating results very difficult. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue for the three-month period ended September 30, 2001 decreased $212,000 or 12% to $1,501,000 as compared to $1,713,000 for the three-month period ended September 30, 2000. Revenue for the nine-month period ended September 30, 2001 increased $1,326,000 or 36% to $5,044,000 as compared to $3,718,000 for the nine-month period ended September 30, 2000.

The Company's transaction processing and related services' business segment generated revenue of $950,000 and $3,193,000 for the three and nine-month periods ended September 30, 2001 as compared to $950,000 and $2,015,000 for the three and nine-month periods ended September 30, 2000, an increase of $1,178,000 or 58% for nine-month period ended September 30, 2001 as compared to the comparable period of the prior year. This increase in revenue for the period is principally due to the following:

    (i) Increased revenue in 2001 as a result of the full nine-months of operations acquired from DWeb on April 18, 2000 and reflected from April 19, 2000. Had the Company acquired DWeb on January 1, 2000, the revenue from transaction processing and related services for the nine-month period ended September 30, 2000 would have been $1,045,000 higher than the revenue reported by the Company;

    (ii) Increased revenue in 2001 ($188,000 and $553,000 for the three and nine-month periods, respectively) as a result of an increase in the average fee paid per customer for transaction processing services as well as additions of new customers to the Company's service, net of cancellations of this service by certain inactive or very low volume customers; and

    (iii) Increased revenue in 2001 ($0 and $205,000 for the three and nine-month periods, respectively) principally in connection with the growth experienced in the Company's consulting services as compared to the same respective periods in 2000, as well as the development of certain other professional services, which the Company did not provide in 2000. These other professional services generated revenue of $24,000 and $97,000 for the three and nine-month period ended September 30, 2001. The Company eliminated these other professional services in order to improve its operating margins during the second quarter of 2001 as part of the implementation of its reorganization plan; partially offset by

    (iv) Decreased revenue in 2001 ($170,000 and $625,000 for the three and nine-month periods, respectively) in relation to consulting services acquired from Netlan on February 22, 2000 and reflected from March 1, 2000, which have been eliminated during the latter part of 2000.

The Company's training and client educational services' business segment generated revenue of $551,000 and $1,851,000 for the three and nine-month periods ended September 30, 2001 as compared to $763,000 and $1,703,000 for the three and nine-month periods ended September 30, 2000. The $212,000 or 28% decrease in the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is mainly attributable to the reduction of discretionary training spending by the Company's largest customers in this business segment. The Company filed an insurance claim of approximately $110,000 for revenues lost in the three-month period ended September 30, 2001 due to cancellations caused by the September 11, 2001 terrorist attack in New York. The Company also expects to see a negative impact on its 4th quarter 2001 revenues but expects to record additional revenues in the first quarter of 2002 as customers reschedule the cancelled classes. The $148,000 or 9% increase in the nine-month period ended September 30, 2001 as compared to the comparable period in the previous year is chiefly associated with the full nine months of operations of Netlan in the 2001 period versus seven months of operations in the 2000 period as these operations were reflected from March 1, 2000, offset by the negative effect of the terrorist attack in New York. Had the Company acquired Netlan on January 1, 2000, the revenue from training and client educational services would have been $329,000 higher than the revenue reported in the nine-month period ended September 30, 2000.

In the three and nine-month periods ended September 30, 2001, one customer accounted for approximately 19.6% and 21.1% of the Company's total revenue, respectively. No other customer accounted for 10% or more of the Company's total revenue for the three and nine-month periods ended September 30, 2001.

Cost of revenue consists primarily of (i) salaries and benefits for employees providing technical support, (ii) salaries and benefits of personnel and consultants providing consulting and training services to clients and (iii) communication and hosting expenses associated with the transmittal and hosting of the Company's transaction data. Total cost of revenue for the three and nine-month periods ended September 30, 2001 amounted to $694,000 and $2,459,000 as compared to $855,000 and $1,991,000 for the three and nine-month periods ended September 30, 2000, a decrease of $161,000 or 18% for the three-month period ended September 30, 2001 as compared to the prior year period and an increase of $468,000 or 23% for the nine-month period ended September 30, 2001 as compared to the comparable period of the prior year. The decrease in the three-month period ended September 30, 2001 compared to the prior year period resulted principally from the termination of a contract with the Company's hosting provider. The increase in cost of revenue for the nine-month period ended September 30, 2001 compared to the prior year period reflected primarily the different scope of operations of the Company in 2001 as compared to the same periods in 2000, including full nine-month of the operations of Netlan and DWeb.

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the three and nine-month periods ended September 30, 2001 amounted to $237,000 and $1,644,000 as compared to $1,007,000 and
$2,023,000 for the three and nine-month periods ended September 30, 2000, a decrease of $770,000 or 76% for the three-month period ended September 30, 2001 and a decrease of $379,000 or 19% for the nine-month period ended September 30, 2001 as compared to the comparable periods of the prior year. The $770,000 decrease in the three-month period ended September 30, 2001 versus the same period in 2000 is principally a result of the reorganization plan implemented by the Company during and prior to the second and third quarters of 2001, by which the Company (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis and (ii) reduced or eliminated expenses related to trade shows and other marketing programs. The $379,000 decrease in the nine-month period ended September 30, 2001 versus the same period in 2000 is chiefly associated with the reorganization plan implemented prior to and during the second and third quarters of 2001, offset by the full three and nine-months of operations of both Netlan and Dweb in 2001.

Product development costs mainly represent payments to outside contractors and personnel and related costs associated with the development of the Company's technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development costs (exclusive of stock-based compensation) were approximately $257,000 and $1,604,000 for the three and nine-month periods ended September 30, 2001 as compared to $672,000 and $2,456,000 for the three and nine-month periods ended September 30, 2000, a decrease of $415,000 and $852,000 or 62% and 35% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year. On April 16, 2001, the Company put its new technology platform in service and started amortizing the related capitalized costs. During the first quarter of 2001, the Company had expensed approximately $910,000 in relation to costs chiefly associated with the transition of certain of its existing customers to this new technology platform. In 2000, the Company was amortizing the prior version of its technology platform. The Company capitalizes qualifying computer software costs incurred during the application development stage. Accordingly, the Company anticipates that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees, and, to a lesser extent, facility and communication costs. During the three and nine-month periods ended September 30, 2001, total general and administrative expenses (exclusive of stock-based compensation) amounted to $2,442,000 and $8,617,000 as compared to $3,857,000 and $10,722,000 for the three and nine-month periods ended September 30, 2000, a decrease of $1,415,000 and $2,105,000 or 37% and 20% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year. These decreases in general and administrative expenses for the three and nine-month periods are principally due to the following:

    (i) consulting fees in relation to the design and the implementation of the Company's strategy, business model and management structure of approximately $1,257,000 in the nine-month period in 2000 that did not exist in the 2001 period, coupled with

    (ii) a reduction of monthly salaries and benefits of approximately $190,000 on a recurring basis as a result of the cost cutting measures implemented by the Company during and prior to the second and third quarters of 2001, partially offset by

    (iii) the different scope of operations of the Company in 2001 and increased expenses to manage and operate the companies acquired during 2000.

As a result of the reorganization plan implemented throughout the three-month periods ended June 30, 2001 and September 30, 2001, the Company recorded restructuring charges of $1,129,000 and $313,000, respectively. The restructuring charges consisted of severance totaling $982,000 and $42,000, and contract termination costs of $147,000 and $271,000, for the three-month periods ended June 30, 2001 and September 30, 2001, respectively. The severance costs related to the elimination of 38 full-time positions representing approximately 45% of the Company's workforce. As of September 30, 2001, the Company paid $688,000 of the $982,000 severance costs recorded in the three-month period ended June 30, 2001 and none of the severance costs recorded in the three-month period ended September 30, 2001. The $336,000 balance of all severance costs is expected to be paid $210,000 in the fourth quarter of 2001 and $126,000 in the first quarter of 2002. The $147,000 contract termination costs recorded in the three-month period ended June 30, 2001 related primarily to expenses incurred as part the cancellation of certain long-term research subscription contracts. The charge recorded in the thee-month period ended September 30, 2001 is related to a contract settlement reached with the Company's former hosting provider. As a result of changing hosting providers the Company expects to realize monthly savings of approximately $55,000. The Company paid $238,000 of the total $418,000 contract termination costs in the three-month period ended September 30, 2001 and expects to pay $13,000 in the fourth quarter of 2001, $83,000 in the first quarter of 2002 and $84,000 in the second quarter of 2002 for such costs.

Amortization of goodwill and other intangibles are non-cash charges associated with the DWeb and Netlan business combinations. Such amortization expenses were $3,402,000 and $10,205,000 for the three and nine-month periods ended September 30, 2001 as compared to $3,368,000 and $6,195,000 for the three and nine-month periods ended September 30, 2000, an increase of $34,000 and $4,010,000 or 1% and 65% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year. These increases are due to the timing of the Netlan and the Dweb acquisitions, which took place on February 22, 2000 and April 18, 2000, respectively, and the resulting full periods of amortization of the related goodwill and other intangibles in 2001 versus partial periods of amortization in 2000 as the operations of Netlan and DWeb were reflected from March 1, 2000 and April 19, 2000, respectively.

Based upon the Company's history of recurring operating losses and its market capitalization being less than its stockholders' equity as of September 30, 2001, management assessed the carrying value of goodwill and other intangibles and determined that such value may not be recoverable. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the goodwill and other intangibles exceeds the fair value of the assets, as calculated utilizing the discounted future cash flows. In accordance with this policy, the Company recorded an impairment charge of $43,375,000.

During the three and nine-month periods ended September 30, 2001, stock-based compensation expense amounted to $224,000 and $1,841,000 as compared to $1,292,000 and $14,865,000 for the three and nine-month periods ended Sept 30, 2000, a decrease of $1,068,000 and $13,024,000 or 83% and 88% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year. During the second quarter ended June 30, 2000, the Company recorded a one-time charge of approximately $8.8 million related to 500,000 warrants to purchase 1,330,000 shares Company common stock, which vested upon the completion of the Merger. The deferred stock compensation is principally being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at September 30, 2001 was approximately $618,000. This balance will be amortized at approximately $75,000 per quarter through September 2003.

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

For the three and nine-month periods ended September 30, 2001, EBITDA was a loss of $1,579,000 and $8,566,000 as compared to a loss of $3,760,000 and $10,717,000 for the three and nine-month periods ended September 30, 2000, a decrease of $2,181,000 and $2,151,000 or 58% and 20% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year. During the three and nine-months ended September 30, 2001, the Company expensed non-cash items including impairment of goodwill, depreciation, amortization and stock-based compensation expense, and recorded interest aggregating $39,454,000 and $50,677,000 compared to $5,418,000 and $23,092,000 for the same periods a year earlier. Excluding the $313,000 restructuring charges recorded by the Company during the third quarter of 2001, recurring EBITDA would have been a loss of $1,266,000 for the three-month period ended September 30, 2001 versus a loss of $3,760,000 for the three-month period ended September 30, 2000, which corresponds to a $2,494,000 or 66% improvement.
The improvement in EBITDA reflects the significant reductions in costs effected by the Company in 2001 without a corresponding decrease in revenues.

Interest and other, net was an expense of $1,527,000 and $3,037,000 for the three and nine-month periods ended September 30, 2001 as compared to income of $160,000 and $725,000 for the three and nine-months periods ended September 30, 2000. For the three and nine-month periods of 2001, such expense was primarily due a total of $1,547,000 and $3,190,000 amortization expense associated with debt issuance costs on the Convertible Notes, and related discount, non-cash interest and conversion option. In 2000, such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods.

Net loss for the three and nine-month periods ended September 30, 2001 was $50,970,000 and $69,180,000 as compared to $9,178,000 and $33,809,000 for the three and nine-month periods ended September 30, 2000, an increase of $31,855,000 and $25,434,000 or 347% and 75% for the three and nine-month periods ended September 30, 2001 as compared to the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's principal source of liquidity was approximately $3.0 million of cash and cash equivalents against which a bank held a custody account with approximately $1,444,000 as security on a $1,300,000 line of credit with the bank, the equivalent of 111% of the line of credit. The line of credit secures approximately $1,444,000 of letters of credit that are outstanding at September 30, 2001 in relation to the Company's leased facilities and certain other equipment. The Company anticipates spending approximately $0.5 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

Management believes that the Company's available cash resources at September 30, 2001, and, if required, additional operational cutbacks (as described below), will enable the Company to meet anticipated working capital and capital expenditure requirements until at least December 31, 2001. The Company intends to seek additional capital prior to December 31, 2001 in order to fund its internal growth and a contemplated acquisition, and also to help it fund its working capital and capital expenditure requirements. The Company has signed a letter of intent to acquire one company and may seek to grow by additional acquisitions. There can be no assurances provided that a funding will be concluded, or that, if concluded, will be concluded on acceptable terms or adequate to accomplish the Company's goals. The letter of intent with respect to the proposed acquisition is not a binding agreement and there can be no assurance that this or any other acquisition can be concluded or, if concluded, will achieve the results desired by the Company.

The Company used approximately $500,000 of cash in September 2001. As a result of the cost cutting measures carried out as part of its 2001 plan, the Company's anticipated use of cash, including the payout of previously accrued restructuring costs, will be less than $750,000 in the fourth quarter of 2001 and the Company expects to be cash-flow breakeven from ongoing operations in the first quarter 2002 and cash flow positive from ongoing operations through the balance of 2002. The expected reduction in use of cash reflects staffing reductions and operational cost reductions implemented during the six-month period ended September 30, 2001. There can be no assurances that such measures will be sufficient to successfully reduce the current use of cash. The Company also anticipates increased revenue in the fourth quarter of 2001 resulting in increased cash collections compared to the quarter ended September 2001. If the Company is unsuccessful in generating increased cash flows before December 2001, further cost reductions will be necessary. The Company is also seeking to exit approximately 22,000 square feet of leased space in New York City that it uses for its corporate headquarters and back office operations. In this respect, the Company is seeking to utilize significantly smaller space, which would result in reduced rental and security obligations. The Company's current monthly rental cost is approximately $100,000 and it has a letter of credit of approximately $1.3 million securing the lease. The lease terminates in April 2007 and is subject to annual cost of living adjustments.

In the event the Company fails to secure the necessary capital to continue its growth plan, the Company anticipates modifying its growth plan, renegotiating other contracts and further scaling back its operations. If the Company is able to reduce its use of cash from ongoing operations to less than $750,000 and increase its revenues in the fourth quarter of 2001, reduce its lease and security obligations to reflect its current scope of operations and reach operating cash flow breakeven in the first quarter of 2002, the Company believes it will have sufficient cash to continue its operations for the next twelve months. Reference is made to "Forward Looking Statements" for a description of certain risks that may affect the achievement of the Company's objectives and results discussed herein.

As of March 31, 2001, the Company had commitments for software license and maintenance fees as well as outside consulting fees in the aggregate amount of approximately $2.0 million with two vendors. During April and May 2001, the Company renegotiated the payment schedule with these vendors and accordingly paid cash of approximately $0.5 million and issued 2,490,000 shares of currently unregistered Company common stock in lieu of the remaining $1,463,000 balance due to these vendors. In the event that within periods ranging from one to two years these vendors receive gross proceeds of less than $1,463,000 from selling the Company's 2,490,000 shares in the open market, the Company agreed to make a cash payment equal to the difference between the gross proceeds received by these vendors from the sale of the Company's shares of common stock and the balance due to them. As of September 30, 2001, this difference was approximately $1,189,000. In addition, the Company issued 665,000 shares of currently unregistered Company common stock in lieu of $160,000 of severance payments to certain former executives.

Since its inception on November 6, 1998, the Company has incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of its operations and the development of proprietary software and technological infrastructure for its platform to process transactions. The Company expects that its net losses will continue as it implements its growth strategy, however, it believes that negative cash flows from ongoing operations will be eliminated in the first quarter of 2002. The Company anticipates increased revenue in the fourth quarter of 2001 combined with reduced expenses compared to 2000, which, if achieved, will reduce its net losses and improve cash flows from operations in 2001 as compared to 2000. There can be no assurances that revenue will improve, the expenses will decline in 2001, or that net losses and negative cash flows from operations will be reduced. Historically, the Company has funded its losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through September 30, 2001, net proceeds from private sales of securities and issuance of convertible notes totaled approximately $36.7 million.

Management has addressed the costs of providing transaction management and document exchange services throughout 2000 and thus far in 2001. While the Company continues to add customers to its service, it is focused primarily on adding trading partners who transact business with its largest existing customers.

To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures, principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative areas, during the third and fourth quarter of 2000 and into 2001.

From April 16 through May 2, 2001, the Company received gross proceeds of $7.5 million from a private placement of convertible notes and warrants to certain accredited investors (the "Financing"). Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes ("Convertible Notes"), convertible into an aggregate of 15,000,000 shares of Company common stock ($0.50 per share), and warrants to purchase an aggregate 15,000,000 shares of Company common stock at $0.93 per share (the "Private Warrants"). The Convertible Notes have a term of 18 months, which period may be accelerated in certain events. Interest is payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. In addition, the Convertible Notes will automatically convert into Series C preferred stock if the Company receives the required consent of the holders of the Company's Series B preferred stock for the issuance of this new series. The Convertible Notes were converted into the Series C preferred stock on September 28, 2001 when the Company received the required consents from the holders of the Company's Series B preferred stock. The Series C preferred stock is convertible into common stock on the same basis as the Convertible Notes were. The Private Warrants will be exercisable for a period of two years from the date the Company received shareholder approval of the Financing, October 17, 2001.

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

In connection with the Financing and as compensation to the placement agents, the Company incurred a cash fee amounting to $750,000 and issued (i) warrants to purchase 2,250,000 shares of Company common stock with an exercise price of $0.93 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 2,250,000 shares of Company common stock with an exercise price of $0.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related the Financing, principally legal and accounting fees, amounted to approximately $309,000.

Net cash used in operating activities totaled approximately $8,536,000 for the nine months ended September 30, 2001 as compared to net cash used in operating activities of approximately $7,041,000 for the same period in 2000. Net cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from (i) the $69,180,000 net loss in the period and (ii) a $43,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $60,087,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense and the impairment of goodwill. Net cash used in operating activities for the nine-months ended September 30, 2000 resulted primarily from (i) the $33,809,000 net loss in the period, offset by (ii) $2,848,000 of cash provided by operating assets and liabilities, and (iii) an aggregate of $23,920,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

Net cash used in investing activities totaled approximately $2,200,000 for the nine months ended September 30, 2001 as compared to net cash provided by investing activities of approximately $11,569,000 for the same period in 2000. Net cash used in investing activities for the nine months ended September 30, 2001 resulted from (i) the purchase of capital assets for $596,000, and (ii) $1,604,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash provided by investing activities for the nine months ended September 30, 2000 resulted from (i) $15,986,000 net proceeds from maturity of investments available-for-sale offset by (ii) the purchase of capital assets for $989,000, (ii) $1,647,000 in product development costs consisting of fees of outside contractors and capitalized salaries, (iii) the $2,200,000 for the increase in capitalized software costs, and (vi) the positive $419,000 net cash effect of the DWeb and Netlan Merger.

Net cash provided by financing activities totaled approximately $4,091,000 for the nine months ended September 30, 2001 as compared to approximately $409,000 for the same period in 2000. On May 2, 2001, the Company completed its $7.5 million Financing. In connection with the

Financing, the Company paid a cash fee amounting to $750,000 and incurred direct expenses, principally legal and accounting fees, aggregating $311,000. In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. On March 1, 2001, the Company made a $250,000 quarterly payment. In addition, the Company paid the $2.0 million outstanding balance of the loan in full on April 2, 2001 using cash held in the custodial cash account.


New Pronouncements

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's next fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Under SFAS No. 143, applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. The Company is currently evaluating the impact of the new accounting standard and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On September 28, 2001, the Company's 7% Convertible Notes were automatically converted into Series C preferred stock of the Company. The Series C preferred stock is convertible on the same basis as the Convertible Notes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

A Form 8-K was filed on July 23, 2001 with respect to the appointment of Richard
S. Cohan as Chief Executive Officer and the resignation of Alan Andrieni as Chief Executive Officer and a member of the Company's Board of Directors.

A Form 8-K was filed on July 30, 2001 with respect to certain disclosures made by the Company under Item 9 - Regulation FD Disclosure.

A Form 8-K was filed on August 9, 2001 with respect to the Company's Board of Directors authorizing a change to the Company's Certificate of Incorporation pursuant to which a reverse stock split may be effectuated.

A form 8-K was filed on September 6, 2001 with respect to a proposed October 4, 2001 hearing with NASDAQ regarding de-listing of the Company's common stock, which was subsequently cancelled by NASDAQ.

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

November 14, 2001                              By:  /s/ Richard S. Cohan
                                               ------------------------------
                                               Chief Executive Officer

November 14, 2001                              By:  /s/ Peter J. Fiorillo
                                               ---------------------------
                                               Chief Financial Officer