Form 10KSB
period 2001-12-31
EB2B COMMERCE INC /NY/
filed 2002-04-16
CIK 317788

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM          TO
                          COMMISSION FILE NUMBER 10039

                              -------------------

                              EB2B COMMERCE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                              -------------------

                 NEW JERSEY                                     22-2267658
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
              OF INCORPORATION)                             IDENTIFICATION NO.)

                                757 THIRD AVENUE
                               NEW YORK, NY 10017
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (212) 703-2000
                              -------------------
         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)
                              -------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for fiscal year ended December 31, 2001: $6,816,000

    As of March 20, 2002, the aggregate market value of our company's common stock (based upon the closing sales price on such date) of the Registrant held by non-affiliates was $1,388,466

    Number of shares of our company's common stock outstanding at March 20, 2002: 1,862,443

    Transitional Small Business Disclosure Format: Yes [ ]  No [x]
________________________________________________________________________________

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    We utilize proprietary software to provide services that create more efficient business relationships between trading partners (i.e. buyers and suppliers). Our technology platform allows trading partners to electronically automate the process of business document communication and turn-around, regardless of what type of computer system the partners use. Through our service offerings, our technology platform has the capability of receiving business documents in any technology format, translating the document into any other format readable by the respective trading partners and transmitting the document to the respective trading partner. We provide access via the Internet to our proprietary software, which we maintain on our hardware and on hosted hardware. We also provide professional services and other consulting services to tailor our software to our customers' specific needs with regard to automating the customers' transactions with their suppliers. In some instances, we allow customers who are also resellers of our services to take delivery of our proprietary software on a licensed basis.

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

    In many cases, the automation of the exchange of business documents is occurring between a large buyer or supplier and their smaller trading partners. In the past, these trading partners communicated with each other via phone, fax or mail. Our services permit efficiencies among trading partners by significantly reducing or eliminating the process of manual communications. This electronic automation allows each trading partner to leverage their investment in technology (hardware and software) by integrating business document transactions directly into their back-end systems. These technologies include, but are not limited to, Electronic Data Interchange, Point of Sale, Enterprise Resource Planning, Accounting, Inventory, Supply Chain and/or Order Management. The resulting efficiencies often reduce cost of staffing and cut error rates typically associated with manual processing of the respective business documents.

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

    We also provide professional services to the same client base, as well as to businesses that wish to build, operate or outsource the transaction management of their business-to-business trading partner relationships and infrastructure.

    In addition, we provide authorized technical education services and training seminars to corporate computer professionals.

RECENT DEVELOPMENTS

    In December 2001, we completed a bridge financing consisting of convertible notes and warrants. The gross proceeds of $2,000,000 were used for general corporate purposes and for the acquisition described below. Pursuant to the December 2001 financing, we issued $2,000,000 of principal amount of 7% senior subordinated secured notes, having a 90 day maturity, which notes were automatically convertible into securities issued in our next private placement financing (subject to certain parameters), and warrants to purchase an aggregate of 266,667 shares of common stock at an exercise price of $1.80 per share.

    In January 2002, the December 2001 bridge financing notes were converted into five-year 7% senior subordinated secured notes, convertible into 826,444 shares of common stock at a conversion price of $2.42 per share, and two-year warrants exercisable to purchase an aggregate of 826,439 shares of common stock at an exercise price of $2.90 per share. We received no cash in this transaction.

    During the fourth quarter of 2001, we entered into agreements to settle certain liabilities including: (i) the settlement of certain vendor obligations resulting in debt forgiveness of approximately $400,000; and (ii) agreements to settle approximately $425,000 of severance and other contractual obligations through the issuance of 188,401 shares of common stock. In the first quarter of 2002, we restructured an accrued liability of $262,500 on our balance sheet at December 31, 2001 through the issuance of a five year 7% senior subordinated secured convertible note convertible into 108,472 shares of common stock. In addition, in December 2001, we agreed to issue up to 266,667 shares of common stock to one creditor to offset any deficiency in net proceeds received by that creditor on the sale of previously issued common stock and pay one-half of the remaining balance owing to this creditor in cash (with the remaining one-half to be forgiven).

    Effective January 2, 2002, we acquired Bac-Tech Systems, Inc., a New York City-based privately-held e-commerce business, through a merger. Pursuant to the merger agreement, we paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive of any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon our stockholders' approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock becomes redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. We expect this vote to occur before the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be paid to the Bac-Tech shareholders. We also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal annual installments in 2003, 2004 and 2005. We have agreed to register for resale all shares of common stock issued, and underlying the shares of Series D preferred stock issued, to Bac-Tech's stockholders although such holders have a lock-up restriction on the sale of their shares for a period of one year. In connection with the acquisition, we employed the two Bac-Tech stockholders for a period of three years. Robert Bacchi now serves as our chief operating officer and Michael Dodier now serves as Executive Vice
President -- Sales. Bac-Tech offers comprehensive EDI and web-based services to a growing portfolio of nationally known suppliers, including O-Cedar Brands, Peregrine Outfitters, Schott Glass and Ross Products, a division of Abbott Labs. We believe this acquisition broadens our customer base and distribution channels, leverages our revenue model and adds depth to our management team.

    At our 2001 annual meeting of stockholders, held in October 17, 2001, our stockholders gave the board authority to effect a reverse stock split in any of the following ratios: one-for-five (1:5), one-for-seven (1:7), one-for-ten (1:10), one-for-twelve (1:12) and one-for-fifteen (1:15). On January 3, 2002, our board of directors approved a one-for-fifteen (1:15) reverse stock split of our common stock. The intent of our board in approving the reverse stock split was to increase the long-term manageability and liquidity of our common stock. The Board approved the 1:15 reverse stock split in part in an effort to maintain compliance with Nasdaq's continued listing maintenance requirements which require that our common stock maintain a $1.00 per share minimum bid price. The record date for the reverse stock split was January 10, 2002. All share and per share amounts in this Form 10-KSB have been adjusted to reflect the one for fifteen reverse stock split.

HISTORY AND ORGANIZATION

    DynamicWeb Enterprises, Inc. was incorporated in the state of New Jersey on July 26, 1979.

    eB2B Commerce, Inc. was incorporated in the state of Delaware on November 6, 1998.

    On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and a SEC registrant. The surviving company changed its name from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. Pursuant to the agreement and plan of merger between DynamicWeb and former eB2B, the shareholders of DynamicWeb retained their shares in our company, while the shareholders of former eB2B received shares, or securities convertible into shares, of common stock of our company representing approximately 89% of our equity, on a fully diluted basis. At the time of the merger, (i) DynamicWeb was engaged in the provision of services and software that facilitated business-to-business e-commerce between buyers and sellers of direct goods and (ii) former eB2B was a development stage company formed to provide Internet-based business-to-business e-commerce services for manufacturers and retailers to conduct cost-effective electronic commerce transactions. Prior to the merger, former eB2B primarily devoted its operations to recruiting and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with retailers and suppliers.

    The April 2000 merger was accounted for as a reverse acquisition, a 'purchase business combination' in which former eB2B was the accounting acquirer and DynamicWeb was the legal acquirer. The management of former eB2B remained as our management. As a result of the April 2000 merger, (i) the financial statements of former eB2B are our historical financial statements; (ii) the results of our operations include the results of DynamicWeb after the date of the merger; (iii) acquired assets and assumed liabilities were recorded at their estimated fair market value at the date of the merger; (iv) all references to our financial statements apply to the historical financial statements of former eB2B prior to the April 2000 merger and to our consolidated financial statements subsequent to the April 2000 merger; (v) any reference to former eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the merger, and (vi) our year-end is December 31, that of the accounting acquirer, former eB2B.

    On February 22, 2000, prior to the April 2000 acquisition of DynamicWeb Enterprises, former eB2B completed its acquisition of Netlan Enterprises, Inc. and its subsidiaries. At the time of the acquisition, Netlan was engaged in website development for clients and software and other technical training for clients. Pursuant to the agreement and plan of merger, Netlan's stockholders exchanged 100% of their common stock for 8,334 shares of our common stock. Additionally, 13,334 shares of our common stock were issued, placed into an escrow account, and released to certain former shareholders of Netlan upon successful completion of escrow requirements. The purchase price of the Netlan acquisition was approximately $1.6 million. We recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

INDUSTRY BACKGROUND

    Businesses are increasingly seeking to improve their operating efficiency with other businesses through electronically automated and integrated business to business solutions. Electronic Data Interchange, or EDI, is a specific form of business-to-business electronic commerce, consisting of a standard protocol for electronic transmission of data between a company and a third party. EDI has existed for over twenty years. It is a very expensive technology to both implement and maintain and is, therefore, typically utilized by the largest companies. In an EDI transaction, the computers of the buyer and the supplier communicate and exchange the relevant information using an agreed-upon or standard format. Until very recently, companies that wanted to conduct business electronically were required to have a special type of computer network called a value-added computer network or 'VAN'. For a significant fee, a VAN, often managed by a separate third party, was responsible for the guaranteed exchange of business documents between trading partners.

    The emergence of the Internet as an alternative means of managing the transactional flow of business-to-business document exchange has revolutionized the way businesses operate and interact with their trading partners. The Internet coupled with a new breed of software solutions has created technology that supports highly efficient channels of communication and collaboration. The Internet gives small and medium-sized buyers and suppliers access to the same efficiencies associated with traditional EDI systems. In addition, the combination of the Internet and these new software technologies enables buyers and suppliers of all sizes to electronically exchange business documents and interact with a greater number of potential trading partners.

    Businesses are faced with the challenge of leveraging their existing investments in older EDI-based systems and software and converting to newer, Internet and Web-based alternatives. Decision-makers are interested in creating operating efficiencies and achieving return on investment in this complex evolution of systems and electronic trading relationships.

BUSINESS OVERVIEW

    We use proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via traditional EDI and the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. We provide access via the Internet to our proprietary software, which we maintain on our hardware and on hosted hardware. In some instances, we allow customers who are also resellers of our services to take delivery of our proprietary software. In 2001, there was no revenue recognized from the licensing of our proprietary software.

    Our technology platform has the capability of integrating trading partners, electronically automating the exchange of business documents between trading partners and supporting the collaboration of information across an enterprise's trading partner community. Integration encompasses the ability to translate documents from the buyer's required format to the supplier's required format (or vice versa). This 'any to any' capability ensures each organization is able to leverage their existing technology environment while supporting the specific needs of their trading partners. Automation allows trading partners to communicate with each other regardless of the type of computer system, hardware and software, each partner is utilizing. Collaboration supports the ability for trading partners to not only exchange business documents, but unlock the potential information these business documents provide. This includes, for example, product movement information and vendor performance.

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

    According to recent research by AMR Research Corporation, it is estimated that currently less than 20% of all transactions between businesses in the United States of America are done with document transfer via EDI. The other 80% plus of transactions and the related transfer of documents are conducted via phone, fax and mail. This is our target market. Included in this 80% plus are over 100,000 retailers and over 2 million suppliers. On an annual basis, these retailers and their suppliers transact over $1 trillion in purchases. We provide services to automate currently existing business relationships. The simplicity of doing electronic automated transactions using our services can help create additional business among the trading partners, but it is not intended as a marketplace solution in that we do not intend to create new relationships for trading partners through our technology platform.

    We are positioned to use the Internet to streamline business processes related to transmitting documents from one business to another. Using our hosted infrastructure as their technology platform, companies previously unable to afford the high cost and complexity of doing business with EDI can now electronically transact business among their trading partners in a more simple, cost effective manner. The benefits of this approach -- integration, automation and collaboration -- allow companies utilizing our services to trade more efficiently, accurately and inexpensively while complying with the trading requirements of their partners.

    Large EDI enabled retailers can use our services as a means to electronically communicate and transfer business documents to their small and medium-sized suppliers. Likewise, large EDI enabled suppliers can use our services to electronically communicate and transfer business documents to their small and medium-sized retailers. Small and medium-sized retailers and suppliers can transfer business documents even when neither party is EDI enabled. Using our services reduces manual processing costs from each organization, thereby creating efficiencies for both trading partners, as this method of transferring business documents is much less time consuming than transactions conducted through the phone, fax or mail. Additionally, our technology platform significantly reduces error rates normally associated with the processing of manual documents.

    We also offer professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. As such, our consultants could reside at a large EDI enabled retailer or supplier with the objective of providing EDI expertise that does not exist on-site.

    Our transaction processing technology platform and professional services make up one business unit defined as 'transaction processing and related services'.

    We believe that our proprietary software provides the following advantages to trading partners:

BENEFIT TO SUPPLIERS

   o Higher revenue by interacting with more buyers

   o Significant reduction in order processing costs

   o Reduced customer service costs

   o Significant reduction in data transmission error rates

   o Increased inventory turnover and decreased order-to-delivery cycle time

   o Supplier-buyer demand collaboration

   o Improved purchasing history and buying pattern information

   o Increased ability to project demand cycles

   o Predictable, low monthly payments

BENEFIT TO BUYERS

   o Significant reduction in order management costs

   o Substantially more convenient and efficient ordering

   o Real-time information exchange, with access to order status, shipment timing and inventory availability

   o Improved product information via online catalog access

   o Faster delivery

   o Significant reduction in order error rates

   o Buyer-supplier demand collaboration

   o Access to broader base of suppliers

    We provide a complete solution, tailored for each customer and designed specifically for our business processes. By leveraging our expertise in EDI, business to business transaction management and document exchange, application development, and Internet networking, we are able to provide a suite of services that facilitate the transfer of business documents among trading partners. Customers can use our services not only to electronically send business documents to each other, but also to achieve demand chain transparency by having access, as appropriate, to their trading partners data systems via our proprietary software. Customers of any size or capability can communicate, exchange documents and transact business with their trading partners regardless of the type of integration, connectivity or data format. The ability for each trading partner to both leverage their existing investment in technology (hardware and software) while supporting the requirements of their trading partners is an important cost saving feature.

    Our services integrate the entire trading process, from requisition to order management, to fulfillment and settlement. Automated transaction management across the trading lifecycle supports the synchronization of product movements through the demand chain. The higher efficiencies and cost savings are quantifiable to both sides of the trading equation.

    We are also an authorized provider of technical education to our clients for products of Citrix, Lotus Development Corporation, Microsoft Corporation, and Novell, Inc. We design and deliver custom technical education for the same client base and provide education through delivery of custom computer and Internet-based on-line training seminars. This is our second business unit defined as 'training and client educational services'.

MARKETS AND MARKETING

    The marketing goals of transaction processing and related services business segment has been to attract and retain buyers and suppliers principally in the following vertical industries:

     chain drug,

     sporting goods,

     toys,

     general retail,

     telecommunications, and

     consumer electronics

    These sizeable industries are characterized by certain operating inefficiencies. Our management believes that increasing margin pressures, a need to increase technological sophistication, and a low or average penetration of EDI make these industries attractive vertical markets for their transaction processing and related services.

    While our sales focus is primarily directed toward specific targeted vertical markets, our proprietary software was built to operate across many verticals (a horizontal focus) without requiring significant enhancements. This will allow us to more easily expand into additional vertical markets in the future.

    Key clients in the chain drug vertical include Rite Aid, Duane Reade, Eckerd, Brooks Pharmacy and CDI/Drug Fair. In the sporting goods vertical, major customers include the PGA, Bike, Adams and Carbite Golf. In the toys vertical, Toys R Us is our predominant customer. In the general retail vertical, our customers include Linens `N Things, Swatch and Disney. In the telecommunications vertical, customers include AT&T Wireless, Verizon Communications and Verizon Wireless, and in consumer electronics vertical, customers include Best Buy, Voicestream and Handspring. In the years ended December 31, 2001 and 2000, one customer, Toys R Us, accounted for approximately 21% and 17%, respectively, of our total revenue. We provide professional services to this customer in processing its EDI transactions. Revenue from this arrangement is recognized on a time and materials basis as services are performed.

    We market and sell our services through a direct sales force in the United States of America and indirectly through partnerships and reseller arrangements. To extend our vertical market reach and increase sales opportunities in the vertical industries we have selected, we participate in national trade shows and establish relationships with trading partners.

    We anticipate that alliances with technology firms and other partnerships will continue to be integral to our success and increased effort will be made in pursuing these relationships. To continue to bring the best solution to market, we plan on further technology partnerships that extend our core solutions including reseller and other relationships. In order to leverage our current direct sales force and add new revenue streams, we also expect to establish alliances with other firms that have an established presence in our vertical markets or related ones. Likely companies for us to partner with would include software and services firms in our vertical markets and associations that play a key role in influencing buying behavior. For example, joint marketing or sales programs with alliance partners would be intended to gain access to several large buyers, enabling us to add connections to many of their small and medium-sized suppliers. Reseller relationships would generate royalty revenue to us for each sale made including a portion of ongoing recurring revenue.

    As of December 31, 2001, we connected approximately 170 retail organizations and 1,110 supply organizations to their trading partners. As of December 31, 2001, we were processing in excess of 600,000 transactions per quarter, prior to the Bac-Tech acquisition.

    Major customers within our training and client educational services' business segment include AOL Time Warner, J.P. Morgan Chase, Prudential Securities, MTV/Viacom, PricewaterhouseCoopers and Teachers'
Insurance -- TIAA -- CREF.

REVENUE RECOGNITION

    We earn revenue from two business units:

   o transaction processing and related services, and

   o training and client educational services.

    Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned.

    For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred, in accordance with the terms of the contract.

    Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method. Progress towards completion is measured using the efforts-expended method based upon management estimates. Fixed price consulting arrangements are mainly short-term in nature and we do not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed price contracts is included in deferred income.

    Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, we recognize revenue based on the percentage-of-completion method for the applicable period. Deferred income includes amounts billed for training seminars and classes that have not been completed.

COMPETITION

    Business-to-business electronic commerce is a new and rapidly evolving industry. Competition is intense and is expected to increase in the future. Our management believes that we provide a unique service in the business-to-business electronic commerce area, where a small to medium-sized retailer can process transactions with multiple suppliers, and small to medium-sized suppliers can process transactions with multiple retailers.

    Our competition is primarily made of indirect horizontal competitors, which are focused on similar services but not in specific or multiple vertical industries. Others are focused in vertical markets unrelated to those pursued by us. Major publicly traded competitors include Marex, Inc., Neoforma.com, Inc. and The viaLink Company. Major privately held competitors include Automated Data Exchange (ADX) (formerly known as The EC Company) and SPS Commerce, for which minimal public information is available on their efforts to date.

    Also, we believe that competition may develop from four additional areas:
EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Additionally, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium-sized trading partners, thereby reducing the number of large retailers and suppliers in our target markets. However, we believe it will prove to be an inefficient use of resources for these large companies to build a technology platform for their internal use as compared to using our services.

INTELLECTUAL PROPERTY

    Our success depends on our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trademarks, patents, trade secrets and copyright law, as well as contractual restrictions, to protect the proprietary aspects of our technology. We seek to protect the source code for our proprietary software, documentation and other written materials under trade secret and copyright law.

    We also seek to protect our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

    Due to rapid technological change, our management believes that factors such as the technological and creative skills of our personnel and consultants, new product developments and enhancements to existing services are equally as important as the various legal protections of our technology to establish and maintain a technology leadership position.

GOVERNMENT REGULATION

    Our services enable buyers and suppliers to transmit documents to their trading partners over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Our management believes that we are in compliance with applicable regulations.

    In addition, due to the increasing popularity and use of the Internet, we might be subject to increased regulation. Such laws may regulate issues such as user privacy, defamation, network access, pricing, taxation, content, quality of products and services, and intellectual property and infringement.

    These laws could expose us to liability, materially increase the cost of providing services, and decrease the growth and acceptance of the Internet in general, and access to the Internet over cable systems.

PRODUCT DEVELOPMENT

    Our product development efforts for our proprietary software are directed toward the development of new complementary services and the enhancement and expansion of the capabilities of existing services. Product development expenses (exclusive of stock-based compensation) were approximately $2,024,000 and $2,698,000 for the years ended December 31, 2001 and 2000, respectively. We continue to make the product development expenditures that management believes are necessary to rapidly deliver new features and functions. As of December 31, 2001, six employees were engaged in product development activities. In addition, based on our specific needs to rapidly deliver new features and functions, we hire consultants who take part in product development activities. In accordance with American Institute of Certified Public Accountants Statement of
Position 98-1, 'Accounting for Software Development Costs', the Company capitalizes some of these costs. They are amortized over a period of two years.

PERSONNEL

    As of December 31, 2001, we employed 48 full-time employees. Many of our employees are highly skilled, with advanced degrees. Our continued success depends upon our ability to continue to attract and retain highly skilled employees. We have never had a work stoppage, and none of our employees are represented by a labor organization. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

    We operate out of two offices in New York, New York and added a third in January 2002 as a result of the acquisition of Bac-Tech Systems, Inc. The following table sets forth information on our properties:

       PRINCIPAL ADDRESS          SQUARE FOOTAGE   OWNED/LEASED               PURPOSE
       -----------------          --------------   ------------               -------
757 Third Avenue                                                  Corporate Headquarters
New York, NY 10017..............      22,600          Leased      Technology Center
29 West 38th Street                                               Training Center
New York, NY 10018..............       6,400          Leased
665 Broadway                                                      Offices
New York, NY 10003..............       5,000          Leased

    The lease for our premises at 757 Third Avenue expires in April 2007. Pursuant to the 757 Third Avenue lease we pay fixed annual rent of $1,197,694 in monthly payments of $99,808 until July 2004 and a fixed annual rent of $1,242,890 in monthly payments of $103,574 thereafter. We are currently in negotiations with the landlord to terminate our lease at 757 Third Avenue. Based on an oral understanding with our landlord, we have not paid our rent from October 2001 to date. It is anticipated that if a new tenant is found for our space, the landlord would deduct prior months' rents from our security deposit, together with any further amounts that may be owing by us, such as brokers' commissions or rent differential resulting from potentially lower rent payments from a new tenant.

    As a result of the current status of the negotiations with the landlord, we recorded a charge of $1.8 million in the fourth quarter for the expected costs to terminate the lease facility at 757 Third Avenue. This includes
(i) approximately $1.2 million in the security deposit, which we expect to surrender (inclusive of accrued rent of approximately $300,000);
(ii) approximately $700,000 in additional stock and/or cash consideration to account for the short-fall between our rent terms and current market price of the lease facility; and (iii) write-off of approximately $162,000 in leasehold improvements. The estimated liability to terminate the lease of approximately $1.9 million, which includes approximately $300,000 in accrued rent for the period October 2001 to December 2001, is recorded on our balance sheet at December 31, 2001

    The lease for our premises at 665 Broadway, which was assumed as part of the Bac-Tech acquisition in January 2002, expires in February 2008. It calls for annual rent payments of $95,614, in monthly payments of $7,968 through February 28, 2002; and payments of $98,482 in monthly payments of $8,207 through February 28, 2003 with annual rent escalating approximately five percent per annum thereafter through February 28, 2008.

ITEM 3. LEGAL PROCEEDINGS

    We are party to certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of our management, the amount of an ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

    In October 2000, Cintra Software & Services Inc. commenced a civil action against our company in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of our former Chief Information Officer. Cintra is seeking damages of approximately $856,000. We have filed an answer denying the material allegations of the complaint. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously defend the action.

    In March 2001, a former employee commenced a civil action against our company and two members of our management in New York Supreme Court, New York County, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 5,000 shares of our common stock. We subsequently filed a motion to dismiss, which was granted as to the defamation action on January 7, 2002. The former employee has a right to appeal the action. We dispute the remainder of these claims, which do not involve substantial amounts, and intend to defend the action.

    In December 2001, a former officer of ours commenced a civil action against our company in New York Supreme Court, New York County, seeking $85,000, plus liquidated damages, attorneys' fees and costs, for alleged bonuses owed. We subsequently filed a motion to dismiss this action. We dispute this claim and intend to vigorously defend the action.

    The Company is not currently a party to any other material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq SmallCap Market under the symbol EBTB since August 15, 2000. Prior to such time, our common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. The volume of trading in our common stock has been limited during the period presented until August 15, 2000, the date the Nasdaq SmallCap Market began quoting our common stock and the closing sale prices reported may not be indicative of the value of our common stock or the existence of an active trading market prior to such date.

    The following table sets forth the high and low closing sale prices for our common stock for the periods indicated as adjusted for the 1 for 15 reverse stock split effected January 10, 2002:

                       QUARTER ENDED                           HIGH    LOW
                       -------------                           ----    ---
March 31, 2000..............................................  277.50  148.20
June 30, 2000...............................................  210      48.75
September 30, 2000..........................................   81.60   30.90
December 31, 2000...........................................   32.40   10.50

March 31, 2001..............................................   36.56   10.31
June 30, 2001...............................................   17.81    3
September 30, 2001..........................................    3.90    1.50
December 31, 2001...........................................    3.45    1.50

    As of March 15, 2002, we have approximately 3,000 record holders of our common stock.

    We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

    The statements contained in this Form 10-KSB that are not historical facts may be 'forward-looking statements,' as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, that contain risks and uncertainty. Such statements can be identified by the use of forward-looking terminology such as 'estimates,' 'projects,' 'anticipates,' 'expects,' 'intends,' 'believes,' or the negative of each of these terms or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Although we believe that our expectations are reasonable within the bounds of our knowledge of our business operations, there can be no assurance that actual results will not differ materially from our expectations. The uncertainties and risks include, among other things, our plans, beliefs and goals, estimates of future operating results, our limited operating history, the ability to raise additional capital, if needed, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

    Forward-looking statements are only estimates or predictions and should not be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. These risks and assumptions could cause actual results to vary materially from the future results indicated, expressed or implied in the forward-looking statements included in this Form 10-KSB.

    All forward-looking statements made in this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the factors listed below in the section captioned Risk Factors and other cautionary statements included in this prospectus. We undertake no obligation to update information contained in any forward-looking statement.

GENERAL

    The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this prospectus. It is intended to assist the reader in understanding and evaluating our financial position.

    On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with DynamicWeb, which is a New Jersey corporation, which was the surviving legal entity. Following the merger, although the merged company maintained the corporate and legal identity of DynamicWeb, we changed our name from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. and assumed the accounting history of the former eB2B Commerce, Inc. (i.e. the Delaware corporation).

OVERVIEW

    We are a provider of business-to-business transaction management services designed to simplify trading partner integration, automation and collaboration. We utilize proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices. We provide access via the Internet to our proprietary software, which is maintained on our hardware and on hosted hardware. In some instances, we will allow customers who are also resellers of our services to take delivery of our proprietary software on a licensed basis as a result of the Bac-Tech acquisition in January 2002.

    We also offer professional services, which provide consulting and technical expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, we are an authorized provider of technical education to our clients for products of Citrix, Lotus Development Corporation, Microsoft Corporation, and Novell, Inc.

    Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the terms of the contract. Revenues from related fixed-price consulting arrangements are recognized using the percentage-of-completion method. Fixed-price consulting arrangements are mainly short-term in nature and we do not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed-price contracts is included in deferred income.

    Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, we recognize revenue based on the percentage-of-completion method for the applicable period. Deferred income includes amounts billed for training seminars and classes that have not been completed.

    On February 22, 2000, former eB2B completed its acquisition of Netlan Enterprises, Inc. Pursuant to the agreement and plan of merger, Netlan's stockholders exchanged 100% of their common stock for 46,992 shares of former eB2B common stock (equivalent to 8,334 shares of our common stock). Additionally, 75,188 shares of former eB2B common stock (equivalent to 13,334 shares of our common stock) were issued, placed into an escrow account, and released to certain former shareholders of

Netlan upon successful completion of escrow requirements. The purchase price of the Netlan acquisition was approximately $1.6 million. We recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

    On April 18, 2000, former eB2B merged with and into DynamicWeb, with the surviving company changing its name from 'DynamicWeb Enterprises, Inc.' to 'eB2B Commerce, Inc.' Pursuant to our agreement and plan of merger with former eB2B, the DynamicWeb shareholders retained their shares in our company, while the shareholders of former eB2B received shares, or securities convertible into shares, of common stock of DynamicWeb representing approximately 89% of our equity, on a fully diluted basis.

    The April 2000 merger was accounted for as a purchase business combination in which former eB2B was the accounting acquirer and DynamicWeb was the legal acquirer. As a result of the reverse acquisition, (i) the financial statements of former eB2B are our historical financial statements; (ii) the results of operations include the results of eB2B and DynamicWeb after the date of the April 2000 merger; (iii) the acquired assets and assumed liabilities were recorded at their estimated fair market value at the date of the April 2000 merger; and (iv) all references to our financial statements apply to the historical financial statements of former eB2B prior to the April 2000 merger and to our consolidated financial statements subsequent to the April 2000 merger. The purchase price of the April 2000 merger was approximately $59.1 million, of which approximately $1.9 million was allocated to identifiable net liabilities assumed, $58.1 million was allocated to goodwill and $2.9 million was allocated to other intangibles.

    The goodwill resulting from the above business combinations was being amortized over five years and other intangibles are being amortized over a three-year period. For the year ended December 31, 2000, amortization related to the goodwill and other intangibles acquired in the Netlan Enterprises, Inc. acquisition and April 2000 merger with DynamicWeb totaled approximately $9.8 million. Through September 30, 2001, amortization related to these transactions amounted to approximately $10.2 million. As of September 30, 2001, we determined the goodwill and other intangibles to be impaired based on the projected future discounted cash flows that these assets were expected to generate and we recorded an impairment charge of approximately $43.4 million. As of December 31, 2001, there were no indications of any further potential impairment. We also recorded amortization expense of approximately $448,000 in the fourth quarter against the $1.6 million and $951,000 that remained in goodwill and other intangibles, respectively, after the impairment review in September 2001.

    Our financial condition and results of operations were dramatically different during the years ended December 31, 2001 and 2000. For the year ended December 31, 2001, our results reflect the operations of Netlan and the operations of DynamicWeb for a full year. For the year ended December 31, 2000, our results reflect the operations of Netlan from March 1, 2000 and the operations of DynamicWeb from April 19, 2000; the dates of the respective acquisitions. Former eB2B was a development stage company, which primarily devoted its operations to recruiting and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with buyers and suppliers. As a result, we believe that the results of operations for the year ended December 31, 2001 are not comparable to the results of operations for the same period in 2000, and our anticipated financial condition and results of operations going forward. Furthermore, our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

YEARS ENDED DECEMBER 31, 2001 AND 2000

    Revenue for the year ended December 31, 2001 increased $1,348,000 or 25% to $6,816,000 as compared to $5,468,000 for the year ended December 31, 2000. The increase in revenues reflects a full year of the results of operations from Netlan and DynamicWeb in 2001, compared to ten months and eight and one-half months, respectively, in 2000. On a pro-forma basis, assuming the acquisitions of Netlan and DynamicWeb were completed on January 1, 2000, revenues declined by $257,000 or 4% to

$6,816,000 in 2001 from $7,073,000 in 2000. The slight decline in revenues on a pro-forma basis is primarily due to (i) the impact of September 11, 2001, particularly on our training business which experienced cancellations and deferrals of training sessions; (ii) sluggish economic conditions in the B2B sector and (iii) elimination of certain consulting services acquired from Netlan during the latter part of 2000.

    Our transaction processing and related services business segment generated revenue of $4,333,000 for year ended December 31, 2001 as compared to $3,039,000 for the year December 31, 2000, an increase of $1,294,000 or 43% for year ended December 31, 2001 as compared to the prior year. This increase in revenue for the period is principally due to the following:

    (i) Increased revenue in 2001 as a result of the full twelve months of operations acquired from DynamicWeb on April 18, 2000 and included from April 19, 2000. On a pro forma basis had we acquired DynamicWeb on January 1, 2000, the revenue from transaction processing and related services for the year ended December 31, 2000 would have been $897,300 higher than the revenue reported by us in the period;

    (ii) Increased revenue in 2001 ($675,000) as a result of an increase in the average fee paid per customer for transaction processing services as well as additions of new customers to our service, net of cancellations of this service by certain inactive or very low volume customers;

    (iii) Decreased revenue in 2001 ($625,000) in relation to consulting services acquired from Netlan on February 22, 2000 and reflected from March 1, 2000, which have been eliminated during the latter part of 2000.

    Our training and client educational services' business segment generated revenue of $2,483,000 for the year ended December 31, 2001 as compared to $2,429,000 for the year ended December 31, 2000. The $54,000 or 2% increase in the year ended December 30, 2001 as compared to the comparable period in the previous year is chiefly associated with the full year of operations of Netlan in the 2001 period versus ten months of operations in the 2000 period as these operations were reflected from March 1, 2000, offset by the negative effect of the terrorist attacks in New York. We believe the September 11, 2001 terrorist attacks resulted in lost revenues of approximately $125,000, net of the recovery of $36,000 in business interruption insurance for cancellations on that day. We believe the remainder of lost revenues was caused by cancellations in the following weeks. Since November 2001, the training center business has started to return to its normal monthly revenue prior to the September 11, 2001 terrorist attacks. Had we acquired Netlan on January 1, 2000, the revenue from training and client educational services for the year ended December 31, 2000 would have been approximately $275,000 higher than the revenue reported in the year ended December 31, 2001.

    In the year ended December 31, 2001, one customer accounted for approximately 21% of our total revenue. In the year ended December 31, 2000, this customer accounted for 17% of our revenue. No other customer accounted for 10% or more of our total revenue for these periods. As our transaction business continues to grow, we expect the percentage of overall revenue coming from this customer to decline, although there can be no assurance in this regard.

    Cost of revenue consists primarily of (i) salaries and benefits for employees providing technical support, (ii) salaries and benefits of personnel and consultants providing consulting and training services to clients and (iii) communication and hosting expenses associated with the transmittal and hosting of our transaction data. Total cost of revenue for the year ended December 31, 2001 amounted to $3,070,000, as compared to $2,839,000 for the year ended December 31, 2000, an increase of $231,000 or 8%. The increase in cost of revenue for the year ended December 31, 2001 compared to the prior year period reflected a full year of the operations of Netlan and DynamicWeb.

    Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the year ended December 31, 2001 amounted to $1,739,000 as compared to $2,804,000 for the year ended
December 31, 2000, a decrease of $1,065,000 or 38%. The decrease is chiefly associated with the reorganization plan implemented by us prior to and during 2001 by which we (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis and (ii) reduced or eliminated expenses related to trade shows and other marketing programs, offset by the full year of operations of both Netlan and DynamicWeb in 2001.

    Product development costs mainly represent payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development costs (exclusive of stock-based compensation) were approximately $2,024,000 for the year ended December 31, 2001 as compared to $2,698,000 for the year ended December 31, 2000, a decrease of $674,000 or 25%. On April 16, 2001, we put our new technology platform in service and started amortizing the related capitalized costs. During the first quarter of 2001, we had expensed approximately $910,000 in relation to costs chiefly associated with the transition of certain of our existing customers to this new technology platform. In 2000, we were amortizing the prior version of our technology platform. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from year to year as various milestones in the development are reached and future versions are implemented.

    General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the year ended December 31, 2001, total general and administrative expenses (exclusive of stock-based compensation) amounted to $11,168,000 as compared to $13,438,000 for the year ended
December 31, 2000, a decrease of $2,270,000 or 17%. The decrease in general and administrative expenses for the year is principally due to the following:

    (i) consulting fees in relation to the design and the implementation of our strategy, business model and management structure of approximately $1,257,000 in the year ended in 2000 that did not exist in 2001

    (ii) a reduction of monthly salaries and benefits of approximately $190,000 on a recurring basis as a result of the cost cutting measures implemented by us during and prior to the second and third quarters of 2001, partially offset by

    (iii) our different scope of operations in 2001 and increased expenses to manage and operate the companies acquired during 2000.

    As a result of the reorganization plan implemented, we recorded a total restructuring charge of $3,327,000 in 2001. This restructuring charge consisted of (i) lease termination costs of $1,765,000; (ii) severance totaling $1,145,000 and (iii) contract termination costs of $417,000. The lease termination costs represent the expected costs to terminate our office lease at 757 Third Avenue. The lease termination costs consist of (i) approximately $1.2 million in security deposit (inclusive of approximately $300,000 in accrued rent);
(ii) approximately $700,000 in additional cash or stock consideration to account for the short fall between our rental rate and current market rates; and
(iii) the write-off of approximately $162,000 in leasehold improvements. The severance costs related to the elimination of 40 full-time positions representing approximately 46% of our workforce, which was completed in 2001. As of December 31, 2001, we paid approximately $1,065,000 of the severance costs and approximately $238,000 of the contract termination costs accrued as part of the restructuring charge. We expect to pay the remaining severance costs in the first and second quarters of 2002. The remaining contract termination costs were paid in the first quarter of 2002.

    Amortization of goodwill and other intangibles are non-cash charges associated with the DynamicWeb and Netlan business combinations. Such amortization expense was $10,654,000 for the year ended December 31, 2001 as compared to $9,829,000 for the year ended December 31, 2000, an increase of $825,000 or 8%. This increase is due to the timing of the Netlan and the DynamicWeb acquisitions, which took place on February 22, 2000 and April 18, 2000, respectively, and the resulting full year of amortization of the related goodwill and other intangibles in 2001 versus partial year of amortization in 2000 as the operations of Netlan and DynamicWeb were reflected from March 1, 2000 and April 19, 2000, respectively. This income is partially offset by lower amortization expense in the fourth quarter of 2001 as a result of the impairment charge taken at September 30, 2001.

    Based upon our history of recurring operating losses and our market capitalization being less than our stockholders' equity as of September 30, 2001, management assessed the carrying value of goodwill and other intangibles and determined that such value may not be recoverable. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, we would recognize an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the goodwill and other intangibles exceeds the fair value of the assets, as calculated utilizing the discounted future cash flows. In accordance with this policy, we recorded an impairment charge of $43,375,000 and changed the amortization period of goodwill from five years to three years for the remainder of 2001. Commencing on January 1, 2002, goodwill will no longer be amortized, but will be reviewed periodically for impairment in accordance with Statement of Financial Accounting Standards No. 142. Other intangibles will continue to be amortized over the expected period of income benefit.

    During the year ended December 31, 2001, stock-based compensation expense amounted to $1,922,000 as compared to $16,027,000 for the year ended
December 31, 2000, a decrease of $14,105,000 or 88%. During the second quarter of 2000, the Company recorded a one-time charge of approximately $8.8 million related to warrants to purchase 88,667 shares of our common stock, which vested upon the completion of the April 18, 2000 merger. The deferred stock compensation is principally being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at December 31, 2001 was approximately $768,000. This balance will be amortized at approximately $81,000 per quarter through September 2003.

    We define Earnings Before Interest, Taxes, Depreciation and Amortization ('EBITDA') as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and impairment charges of long-lived assets, and (iv) stock-based compensation.

    EBITDA is discussed because management considers it an important indicator of the operational strength and performance of its business based in part on the significant level of non-cash expenses recorded by us to date, coupled with the fact that these non-cash items are managed at the corporate level. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States of America. See Liquidity and Capital Resources for a discussion of cash flow information.

    For the year ended December 31, 2001, EBITDA was a loss of $11,517,000 as compared to a loss of $13,104,000 for the year ended December 31, 2000, a decrease of $1,587,000 or 12%. Excluding the impact of the $3,327,000 restructuring charge recorded in 2001, the EBITDA loss was $8,190,000, which represents a decrease of $4,769,000 or 38% from the prior year. The improvement in EBITDA reflects the significant reductions in costs effected by us, in 2001 without a corresponding decrease in revenues.

    Interest and other, net was an expense of $3,031,000 for the year ended December 30, 2001 as compared to income of $832,000 for the year ended
December 31, 2000. During 2001, this expense was primarily a total of $3,190,000 amortization expense associated with debt issuance costs on the convertible notes issued in April/May 2001, and related discount, non-cash interest and conversion option. In 2000, this income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the period.

    Net loss for the year ended December 30, 2001 was $73,494,000 as compared to $41,335,000 for the year ended December 31, 2000, an increase of $32,159,000 or 78%. The increased net loss in 2001 from 2000 reflects the items described above, the primary cause of which was the $43,375,000 impairment charge recorded against goodwill recorded in the third quarter. This was partially offset by cost savings related to the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, our principal source of liquidity was approximately $2.2 million of cash and cash equivalents. This excludes restricted cash of approximately $1.4 million against which a bank held a custody account with approximately $1,441,000 as security on a $1,300,000 line of credit with the bank, the equivalent of 109% of the line of credit. The line of credit secures approximately $1,441,000 of letters of credit that were outstanding at December 31, 2001 in relation to our leased facilities and certain other equipment. This line of credit is not available to fund operating and working capital requirements. Our cash resources will be reduced by virtue of our net loss and negative cash flow from operations in the first quarter of 2002. The report of our independent auditors on our financial statements as of and for the year ended December 31, 2001 contains an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We are prepared to take the following actions to improve our cash position and fund our operating losses during 2002:

   o additional cost reduction measures, which we believe will further reduce annual salaries by approximately $1,000,000; in this respect, in April 2002, our staff was reduced by five employees;

   o sell our training business, subject to finding a suitable buyer; and

   o raise additional capital, for which there can be no assurance of obtaining.

    In December 2001, we raised gross proceeds of $2,000,000 through the sale of 90-day, 7% senior subordinated secured notes and common stock purchase warrants to purchase an aggregate of 266,667 shares of common stock at $1.80 per share. These warrants were valued using the Black-Scholes model at approximately $218,875. This amount will be amortized over the life of the debt and charged to interest expense in 2002. In connection with this financing, we paid a cash-private placement fee amounting to $200,000 and incurred approximately $85,000 in indirect expenses, consisting primarily of legal fees. The proceeds of this financing are being used to fund general working capital needs in 2002 and to fund the upfront cash portion of the Bac-Tech acquisition, which was approximately $250,000, completed in January 2002. In January 2002, these notes, in the aggregate principal amount of $2,000,000, were automatically converted into $2,000,000 principal amount of five-year, 7% senior subordinated secured convertible notes and common stock purchase warrants to purchase an aggregate of 826,439 shares at $2.90 per share. Management believes our current cash resources, which includes the proceeds from our most recent financing in December 2001, together with the improvement of our working capital as a result of the following actions, may be sufficient to continue operations through 2002 and thereafter if our operations are cash flow positive, as we anticipate:

     Our entering into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares of our common stock during the fourth quarter of 2001 and the restructuring of a liability of $262,500 through the issuance a five year 7% senior subordinated secured convertible notes during January 2002, based on an agreement reached in December 2001.

     The settlement of certain liabilities in December 2001 for approximately $400,000 less than what was previously owed.

     The average savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan we initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses.

    We may seek additional capital in order to fund our internal growth, for possible acquisitions, or, if positive cash flow from operations is not generated, revenue growth does not materialize positively or there are unanticipated expenses.

    In January 2002, utilizing a portion of the proceeds of the December 2001 financing, we acquired Bac-Tech Systems, Inc., a privately-held New York City-based e-commerce company. As a result of the Bac-Tech acquisition, the Series D preferred stock transaction requires shareholders approval by November 30, 2002. If such approval is not obtained by November 30, 2002, the Series D preferred stock becomes redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. The Company expects this vote to occur before the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be paid to the Bac-Tech shareholders. We may seek to grow by additional acquisitions. There can be no assurances provided that an additional funding will be concluded, or that, if concluded, will be concluded on acceptable terms or be adequate to accomplish our goals.
There can be no assurance that any other additional acquisitions can be concluded or, if concluded, will achieve the results desired by us. We anticipate spending approximately $0.7 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

    As a result of the significant cost cutting measures carried out as part of our 2001 restructuring plan, our ongoing quarterly cash expenses more closely approximate our quarterly revenues, although we still reported negative cash flows from operations and an EBITDA loss for both the fourth quarter and the year ended December 31, 2001. We also expect to report negative cash flow from operations and an EBITDA loss in the first quarter of 2002 due to the integration of our operations with Bac-Tech Systems and the fact that the first quarter is historically slow for Bac-Tech's business. At our current quarterly expense rates, including the impact of the Bac-tech acquisition, we will require approximately $2.3 million in quarterly revenues and cash collections to report positive EBITDA and cash flow from operations. To the extent our quarterly revenues and cash collections are below this amount, we are prepared to take additional actions, including further cost reduction measures. We expect to generate positive cash flow from ongoing operations on a recurring basis, at some point during 2002, although there can be no assurance in this regard. Reference is made to 'Risk Factors' for a description of certain risks that may affect the achievement of our objectives and results discussed herein.

    Currently, we are also seeking to exit approximately 22,000 square feet of leased space in New York City that we use for our corporate headquarters and back office operations. In this respect, we are seeking to utilize significantly smaller space, which would result in reduced rental and security obligations. Our current monthly rental cost is approximately $100,000 and we have a letter of credit of approximately $1.2 million securing this lease. As a result of the current status of the negotiations with the landlord, we recorded a charge of $1.8 million in the fourth quarter for the expected costs to terminate the lease at 757 Third Avenue. This includes (i) approximately $1.2 million in the security deposit which we expect to surrender (inclusive of accrued rent of approximately $300,000 through December 31, 2001); (ii) approximately $700,000 in additional stock or cash consideration to account for the short fall between our rent terms and the current market price of the lease facility and (iii) the write-off of approximately $162,000 in leasehold improvements. The estimated liability to terminate the lease of approximately $1.9 million, which includes approximately $300,000 in accrued rent for the period October 2001 to December 2001, is recorded on our balance sheet at December 31, 2001.

    At December 31, 2001, we accrued approximately $229,000 potentially owing to a creditor. We had previously issued shares of our common stock to this party for payment of obligations then owing, and had agreed that in the event it received gross proceeds from the sale of these shares less than the amount originally owing of $1,200,000, then we would issue additional shares to cover the shortfall. In December 2001, we amended our agreement with this creditor whereby the creditor agreed to be issued up to 266,667 shares of our common stock to offset any deficiency, and to the extent such amount is insufficient, then to be paid one-half of the remaining balance in cash no earlier than April 2003, with the other one-half to be forgiven.

    Since our inception on November 6, 1998, we have incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of our operations and the development of proprietary software and technological infrastructure for our platform to process transactions. We expect that our net losses will continue as we implement our growth strategy. There can be no assurance that revenue will improve, that expenses will not increase in 2002, that net losses will be reduced or that we will generate positive cash flow from operations in 2002 as currently projected. Historically, we have funded our losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through December 31, 2001, net proceeds from private sales of securities and issuance of convertible notes totaled approximately $38.1 million.

    Management has addressed the costs of providing transaction management and document exchange services throughout 2000 and 2001. While we continue to add customers to our service and this remains a critical factor for future growth, it is equally important for us to focus on adding trading partners who transact business with our largest existing customers.

    From April 16 through May 2, 2001, we received gross proceeds of $7.5 million from a private placement of convertible notes and warrants to certain accredited investors. Pursuant to the financing, we issued $7,500,000 of principal amount of 7% convertible notes, convertible into an aggregate of

1,000,000 shares of our common stock ($7.50 per share), and warrants to purchase an aggregate 1,000,000 shares of our common stock at $13.95 per share. The convertible notes had a term of 18 months. Interest was payable quarterly in cash, in identical convertible notes or in shares of common stock, at our option. In addition, the convertible notes were automatically convertible into Series C preferred stock if we received the required consent of the holders of our Series B preferred stock for the issuance of this new series. The convertible notes were converted into the Series C preferred stock on September 28, 2001 when we received the required consents from the holders of our Series B preferred stock. The Series C preferred stock is convertible into common stock on the same basis as the convertible notes were. The private warrants are exercisable through October 17, 2003.

    In connection with the closing of the April/May 2001 financing, we canceled a $2,250,000 line of credit issued in April 2001, pursuant to which we had not borrowed any funds. We incurred a cash fee amounting to $61,500 in consideration of the availability of the line of credit. In addition, the issuer of the line of credit was issued warrants to purchase 60,000 shares of our common stock at $7.50 per share for a period of five years in consideration of the availability of such line. These warrants were valued using the Black-Scholes option-pricing model at $548,000.

    In connection with the April/May 2001 financing and as compensation to the placement agents, we incurred a cash fee amounting to $750,000 and issued
(i) warrants to purchase 150,000 shares of our common stock with an exercise price of $13.95 for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 150,000 shares of common stock with an exercise price of $7.50 per share for a period of five years. These warrants and unit purchase options were valued using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related the April/May 2001 financing, principally legal and accounting fees, amounted to approximately $309,000.

    Net cash used in operating activities totaled approximately $9,529,000 for the year ended December 31, 2001 as compared to net cash used in operating activities of approximately $9,416,000 for the same period in 2000. Net cash used in operating activities for the year ended December 31, 2001 resulted primarily from (i) the $73,494,000 net loss in the period and (ii) a $990,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $62,975,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, restructuring charges and the impairment of goodwill. Net cash used in operating activities for the year ended December 31, 2000 resulted primarily from (i) the $41,335,000 net loss in the period, offset by (ii) $2,749,000 of cash provided by operating assets and liabilities, and (iii) an aggregate of $29,170,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

    Net cash used in investing activities totaled approximately $2,291,000 for the year ended December 31, 2001 as compared to net cash provided by investing activities of approximately $9,075,000 for the same period in 2000. Net cash used in investing activities for the year ended December 31, 2001 resulted from
(i) the purchase of capital assets for $596,000, and (ii) $1,695,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash provided by investing activities for the year ended
December 31, 2000 resulted from (i) $15,986,000 net proceeds from maturity of investments available-for-sale offset by (ii) the purchase of capital assets for $978,000, (ii) $2,331,000 in product development costs consisting of fees of outside contractors and capitalized salaries, (iii) the $2,527,000 for the increase in capitalized software costs, and (vi) the $978,000 net cash effect of the DynamicWeb merger and Netlan acquisition.

    Net cash provided by financing activities totaled approximately $5,851,000 for the year ended December 31, 2001 as compared to a use of approximately $1,357,000 for the same period in 2000. On May 2, 2001, we completed our $7.5 million financing. In connection with that financing, we paid a cash fee amounting to $750,000 and incurred direct expenses, principally legal and accounting fees, aggregating $309,000. In February 2000, we obtained a $2,500,000 term loan from a bank. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by us in connection with the Netlan acquisition. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. On March 1, 2001, we made a $250,000 quarterly payment. In addition, we paid the $2.0 million outstanding balance of the loan in full on April 2, 2001 using cash held in the custodial cash account.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141, 'Business Combinations'. SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition if July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling of interests method or the purchase method.

    In June 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets'. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required be applied at the beginning of our fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statement at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. We are currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plan to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002. We are required to complete the initial step of the transitional impairment test within six months of adoption of SFAS 142, and to complete the step of the transitional impairment test by the end of the fiscal year.

    In June 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations'. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. We are currently evaluating the impact of the new accounting standard and plan to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets'. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of', and the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', for the disposal of a segment of a business. This Statement also amends ARB No. 51, 'Consolidated Financial Statements', to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standard on existing long-lived assets and plan to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

                                  RISK FACTORS

    You should carefully consider the risks and uncertainties described below, as well as the discussion of risks and other information contained or incorporated by reference in this Form 10-KSB. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

    If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose part or all of your investment.

    DynamicWeb was incorporated on July 26, 1979 in the State of New Jersey, and has been engaged in electronic commerce since 1996. On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with and into DynamicWeb in a reverse acquisition, and our name was changed at that time from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. In that the securityholders of former eB2B received the majority of the voting securities of the combined company, former eB2B was deemed to be the accounting acquiror. Accordingly, the financial results discussed in Risk Factors and throughout this prospectus prior to April 18, 2000 are those of former eB2B, unless otherwise specified.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED SIGNIFICANT LOSSES AND CAN GIVE NO ASSURANCE THAT WE CAN EVER ATTAIN PROFITABILITY.

    We have a limited operating history in the business-to-business electronic commerce industry. For the year ended December 31, 2000, we generated revenues of $5,468,000 and incurred a net loss attributable to common stockholders of $41,335,000. For the year ended December 31, 2001, we generated revenues of $6,816,000, incurred a net loss of $73,494,000, inclusive of a goodwill impairment charge of $43,375,000, and our accumulated deficit on December 31, 2001 was $152,498,000.

    We cannot give assurances that we will soon make a profit or that we will ever make a profit. Sales are expected to increase due to the increasing number of companies joining our trading communities. We expect this increase to come from (i) the Bac-Tech acquisition; (ii) an increase in the suppliers transacting with a large existing customer; (iii) and continued growth in signing up target retailers, in our key vertical markets. Among other things, to achieve profitability, we must market and sell substantially more services, hire and retain qualified and experienced employees and be able to manage our expected growth. We may not be successful in these efforts. Our business plan currently contemplates that we achieve positive EBITDA (earnings before interest, taxes, depreciation and amortization) on a recurring basis at some point in 2002. There can be no assurance that positive EBITDA can be achieved in this timeframe or at all, and all of the risk factors described herein may negatively effect our operating results. We expect to have substantial non-cash expenses that we exclude when determining EBITDA, including depreciation of software assets, amortization of intangibles other than goodwill and stock-based compensation expenses. EBITDA also excludes amortization of software development costs, which we capitalize and amortize over a period of two years. In addition, we will be required to pay interest on recently issued notes. Accordingly, we do not expect to report net income as determined by generally accepted accounting principles in 2002.

WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS AND
MAY NEED ADDITIONAL CAPITAL WHICH, IF NOT OBTAINED, COULD REQUIRE US TO CEASE OPERATIONS.

    As of December 31, 2001, we had approximately $3,700,000 in cash, of which approximately $2,240,000 was available to fund operating and working capital requirements. Our cash resources will be further reduced by virtue of our net loss and negative cash flow from operations in the first quarter of 2002. The report of our independent accountants on our financial statements as of and for the year ended December 31, 2001 contains an explanatory paragraph that states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We are prepared to take the following actions to improve our cash position and fund our operating losses:

   o additional cost reduction measures, which we believe will further reduce annual salaries by approximately $1,000,000; in this respect, in April 2002, our staff was reduced by five employees;

   o sell our training business, subject to finding a suitable buyer; and

   o raise additional capital, for which there can be no assurance of obtaining.

Due to the significant cost cutting measures and the settlement of certain outstanding obligations for shares rather than cash, or at reduced amounts, carried on a quarterly basis in 2001 and based upon current expectations, we anticipate generating positive cash flow from ongoing operations on a recurring basis by the end of 2002, although there can be no assurance in this regard. We would need approximately $2.3 million in quarterly revenues and collections to report positive cash flow from operations based on our quarterly expense run rate as of March 31, 2002. As stated above, we may need additional financing. We may not be able to obtain such additional financing, or, if available, the terms of the financing may not be favorable to us or our shareholders. Such inability to raise additional financing would have a material adverse effect on our business, prospects, operating results and financial condition and may require us to cease operations. We may also seek to raise funds to finance the acquisition of other businesses, or to otherwise increase our revenue levels. Further, if we issue equity securities, shareholders may experience substantial dilution or the new equity securities may have rights and preferences senior to our common stock and outstanding preferred stock.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

    Our business-to-business electronic commerce model is based on the general activity in trading communities for the purchase and sale of goods between buyers and suppliers. While we have signed several participants into our networks, none of the participants are required to conduct a minimum level of business. If our business strategy is flawed or if we fail to execute our strategy effectively, our business, operating results and financial condition will be substantially harmed. We do not have substantial experience in developing and operating trading communities. The success of our business model will depend upon a number of factors, including:

   o the addition of significantly more buyers and suppliers in our trading communities, particularly those who already conduct business among themselves;

   o an increased volume of transactions conducted by buyers and suppliers;

   o our ability to maintain customer satisfaction;

   o our ability to upgrade, develop and maintain the technology necessary for our operations;

   o the introduction of new or enhanced services by our competitors;

   o the pricing policies of competitors;

   o our ability to attract personnel with Internet industry expertise; and

   o the satisfactory performance, reliability and availability of our systems and network infrastructure.

IF WE DO NOT SUCCEED IN EXPANDING MARKET ACCEPTANCE FOR INTERNET
BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OUR OPERATIONS WILL BE NEGATIVELY EFFECTED.

    Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business electronic commerce, particularly as a medium to perform goods procurement and fulfillment functions in our targeted markets. If the use of the Internet in electronic commerce in such markets does not grow or if it grows more slowly than expected, our business will suffer. A number of factors could prevent such growth, including:

   o Internet electronic commerce is at an early stage and buyers may be unwilling to shift their transmission of business documents from traditional methods to electronic methods;

   o Internet electronic commerce may not be perceived as offering a cost saving to users;

   o the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

   o increased governmental regulation or taxation may adversely affect the viability of electronic commerce;

   o any shift from flat rate pricing to usage based pricing for Internet access may adversely impact the viability of the business models;

   o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times;

   o technical difficulties; and

   o concerns regarding the security of electronic commerce transactions.

WE MUST ENROLL A SIGNIFICANT NUMBER OF ADDITIONAL BUYERS AND SUPPLIERS IN OUR TRADING COMMUNITIES IN ORDER TO ACHIEVE AND MAINTAIN PROFITABILITY.

    As of December 31, 2001, we connected approximately 170 retail organizations and 1,100 supplier organizations within our trading communities. We currently anticipate that the number of buyers and suppliers would have to increase to approximately 1,800 on an annual basis in order for us to achieve sustained profitability without carrying out additional operating expense reductions or without increases in other types of revenue, including our training center and transaction revenues from professional services and consulting operations. Over the last several months, we have added approximately 7,000 suppliers as potential customers to our backlog. This represents supplier lists provided by retailers on our service, which need to be sold our services. We estimate that we can sign and implement between 15% and 30% of these suppliers to our service in 2002 based on our expectation that several of our retailers, including one of our largest customers, will require their suppliers to transact electronically and our current forecast. Our business model depends in large part on our ability to create a network effect of buyers and suppliers. Buyers may not perceive value in the communities if there is an insufficient number of major suppliers within the communities. Similarly, suppliers may not be attracted to the network trading communities if there is an insufficient number of major buyers within the communities. If we are unable to increase either the number of buyers or suppliers, we will not be able to benefit from any network effect. As a result, the overall value of the trading communities would be diminished, which could harm our business, operating results and financial condition.

THE LOSS OF ONE OR A SMALL NUMBER OF CUSTOMERS COULD SUBSTANTIALLY REDUCE OUR REVENUES.

    In the year ended December 31, 2001, one customer accounted for approximately 21% of our total revenue. In the year ended December 31, 2000, this customer accounted for approximately 17% of our total revenue. We expect a slight increase in revenues from the customer and, therefore, expect that such percentage will decline over the long-term. If this customer were to substantially reduce or stop its use of our services, our business, operating results and financial condition would be harmed. Principal customers in our transaction processing and related services include Toys R Us, Rite Aid, Verizon, Best Buy and Linens 'N Things. Principal customers in our training and client educational services include AOL Time Warner, J.P. Morgan Chase, PricewaterhouseCoopers and Teachers Insurance -- TIAA CREF. Generally, we do not have any long-term contractual commitments from any of our current customers, and customers may terminate their contracts with us with little or no advance notice and without significant penalty. As a result, we cannot assure that any of our current customers will continue to use our services in future periods.

THE INTERNET-BASED BUSINESS-TO-BUSINESS INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT ATTAIN SUFFICIENT MARKET SHARE TO SUCCEED.

    The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive and has low barriers to entry. Our competition is expected to intensify as current competitors expand their service offerings and new competitors -- including larger, more established companies with more resources -- enter the market. The evolution of technology in our market is rapid and we must adapt to remain competitive. We may not be able to compete successfully against current or future competitors and such competitive pressures could harm our business, operating results or financial condition.

    Our competition is primarily made of indirect horizontal competitors, which are focused on similar services but not in specific or multiple vertical industries or those in unrelated vertical markets. Major publicly traded competitors include Marex, Inc., Neoforma.com, Inc. and The viaLink Company. Major privately held competitors include Automated Data Exchange (ADX) (formerly known as The EC Company) and SPS Commerce for which minimal public information is available on their efforts to date. Also, we believe that competition may develop from four additional areas: EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Additionally, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium sized trading partners, thereby reducing the number of large retailers and suppliers in our target markets.

THE FAILURE TO SECURE OUR INTELLECTUAL PROPERTY RIGHTS COULD COMPROMISE THE VALUE OF OUR SERVICES AND RESULT IN A LOSS OF BUSINESS.

    To protect our proprietary products, we rely on a combination of copyright, trade secret and trademark laws, as well as contractual provisions relating to confidentiality and related matters. We also rely on common law protection relating to unfair business practices. Our primary software is licensed from Interworld Corporation, and has been modified by us to perform the tasks specific to our business. Such software is run on our computers, thereby avoiding third party access. Our software license agreement with InterWorld Corporation, dated as of December 11, 1998, as amended, grants us a non-exclusive, non-transferable license to use certain software on a designated platform for (i) internal data processing at designated locations, and
(ii) enabling on-line users to access information about, and to order electronically, products and services offered through our web site. The agreement requires us to pay InterWorld a non-refundable net fee of $2,200,000, which amount has been paid in full through a combination of cash and shares of our common stock. Additionally, to the extent our annual revenue exceeds $250,000,000 through the use of the software, we are obligated to pay InterWorld ..01% of the overage as an additional license fee and .08% of the overage as an additional support and maintenance fee. This agreement may be terminated by InterWorld at any time for our failure to pay any license fees within fifteen days of receipt of notification that payment is past due or by either party if the other party fails to cure a material breach of any term of the agreement within sixty days of receipt of notice. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Moreover, we cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar or superior technology.

WE MAY NOT HAVE FEDERAL TRADEMARK PROTECTION FOR OUR NAME AND THEREFORE MAY NOT BE ABLE TO ADEQUATELY ADDRESS THIRD PARTY INFRINGEMENT.

    Our principal trademark is 'eB2B', for which we are seeking a federal registration. The United States Patent and Trademark Office issued an initial objection to the registration application based upon the descriptiveness of the trademark. We have filed a response with the USPTO challenging the objection, which response was denied by the USPTO. An additional response was filed by us to clarify our position, which is currently pending review by the USPTO. There can be no assurance that a trademark will be granted by the USPTO. If a federal trademark is not obtained then there can be no assurance that the mark can be adequately protected against any third party infringement, which could adversely affect our business. We have not made filings in any states with respect to obtaining state trademark protection.

WE ARE DEPENDENT ON ONE DATA CENTER.

    We operate our primary data center at Exodus Communications' Internet Data Center facility in Jersey City, New Jersey. This data center operates twenty-four hours a day, seven days a week, and is connected to the Internet and the electronic data interchange networks via AT&T and IBM Global

Network. The data center consist primarily of servers, storage subsystems, and other peripheral technology to provide on-line, batch and back-up operations. Customers' data is backed-up daily and stored off-site. We rely on Exodus Communications to provide us with Internet capacity, security personnel and fire protection, and to maintain the facilities, power and climate control necessary to operate our servers. Additionally, we rely on redundant subsystems, such as multiple fiber trunks from multiple sources, fully redundant power on the premises and multiple back-up generators. If Exodus Communications fails to adequately host or maintain our servers, our services could be disrupted and our business and operating results could be significantly harmed. We can make no assurances regarding our recourse against Exodus Communications in the event of such failure.

    In September 2001, Exodus Communications publicly announced that it filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In January 2002, Exodus Communications announced that the proposed sale of a substantial portion of its business and assets, including those relating to portions which conduct business with us, to Cable & Wireless PLC was approved by the bankruptcy court. We expect that normal services will continue to be provided. There can be no assurance that Exodus Communications or its successor can effectively provide and manage the aforementioned infrastructure and services in a reliable fashion.

CERTAIN LEGAL RISKS AND UNCERTAINTIES RELATING TO OUR SERVICES COULD SUBJECT US TO CLAIMS FOR DAMAGES.

    In the course of our business, we will be exposed to certain legal risks and uncertainties relating to information transmitted in transactions conducted by our customers. The services provided to customers may include access to confidential or proprietary information. Any unauthorized disclosure of such information could result in a claim against us for substantial damages. In addition, our services include managing the collection and publication of catalog content. The failure to publish accurate catalog content could deter users from participating in trading communities, damage our business reputation and potentially expose us to legal liability. From time to time, some of our suppliers may submit inaccurate pricing or other catalog information. Even though such inaccuracies may not be caused by us and are not within our control, we could be exposed to legal liability. Although we believe that we have implemented and will continue to implement adequate policies to prevent disclosure of confidential or inaccurate information, claims alleging such matters may still be brought against us. Any such claim may be time-consuming and costly and may harm our business and financial condition. We maintain insurance for many of the risks encountered in our business, however, there can be no assurance that the claims will be substantially covered by our insurance.

OUR RESOURCES MAY BE ADVERSELY EFFECTED BY THE COSTS AND ANY DAMAGE AWARDS RESULTING FROM CURRENT AND POSSIBLE FUTURE LITIGATION.

    In October 2000, Cintra Software & Services Inc. commenced a civil action against us in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of our former Chief Information Officer. Cintra is seeking damages of approximately $856,000. We have filed an answer denying the material allegations of the complaint. We believe we have meritorious defenses to the allegations made in the complaint and intend to defend the action vigorously.

    In March 2001, a former employee commenced a civil action against our company and two members of our management in New York Supreme Court, New York County, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 5,000 shares of our common stock. We subsequently filed a motion to dismiss, which was granted as to the defamation action on January 7, 2002. The former employee has a right to appeal. We dispute the remainder of his claims, which do not involve substantial amounts, and intend to defend the action.

    In December 2001, a former officer of ours commenced a civil action against our company in New York Supreme Court, New York County seeking $85,000, plus liquidated damages, attorneys fees and costs, for alleged bonuses owing to her. We subsequently filed a motion to dismiss this action. We dispute this claim and intend to vigorously defend the action.

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

WE MAY BE FACED WITH A SIGNIFICANT NON-OPERATIVE STOCK AND CASH LIABILITY.

    During 2001, we issued one of our vendors an aggregate of 145,986 shares of currently unregistered common stock in lieu of the $1,200,000 balance due this vendor for software license fees. In the event that within two years this vendor receives gross proceeds (less brokerage commissions) of less than $1,200,000 from selling its shares in the open market, we agreed to issue this vendor additional shares of common stock in an amount equal to the difference between gross proceeds (less brokerage commissions) received by this vendor from the sale of the shares of common stock and the balance due to it divided by the average closing price of the common stock for the five trading days ending on the last sale date, up to a maximum of 266,667 shares of common stock. If the maximum number of shares is insufficient to pay the balance due this vendor, we have agreed to pay this vendor in cash, no earlier than April 2003, an amount equal to one-half of the remaining balance (with the remaining one-half to be forgiven). Fluctuations in the market price of the common stock will increase or decrease the actual cash payment we will be required to pay and, accordingly, we may be faced with a significant non-operative stock and cash liability. As of December 31, 2001, we have accrued approximately $229,000 relating to the potential cash shortfall for this amount in long term liabilties as the cash short fall could not be triggered before April 2003.

                       RISKS RELATING TO OUR COMMON STOCK

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE SIGNIFICANT CONTROL AND INFLUENCE OVER OUR COMPANY AND HOLDERS OF SECURITIES ISSUED IN OUR PRIVATE PLACEMENTS MAY ALSO HAVE SIGNIFICANT INFLUENCE.

    As a group, on January 15, 2002 our directors and executive officers beneficially owned approximately 81.4% (31.5% on a fully diluted basis) of our outstanding voting stock. If they vote together, the directors and executive officers will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors. The interests of our directors and executive officers may conflict with the interests of our other shareholders. Commonwealth Associates, L.P., a placement agent for our December 1999, April/May 2001, December 2001 and January 2002 private placements, and the beneficial owner of 38.7% (6.2% on a fully diluted basis) of our common stock as of January 15, 2002, has designated two members of our board of directors and may have the right to designate a third in the future. In addition, holders of Series B preferred stock, as well as related warrants (excluding agent's warrants), as of January 15, 2002, had the ability to obtain 3,581,250 shares of common stock. Holders of Series C preferred stock, as well as related warrants (excluding agent's warrants), issued in our April/May 2001 private placement, as of January 15, 2002, had the ability to obtain 6,311,524 shares of our common stock. Holders of our 7% senior subordinated secured convertible notes, as well as related warrants, issued in our December 2001 and January 2002 financings, had the ability to obtain 2,028,031 shares of our common stock. All of the holders of such notes, except for one holder who has the ability to convert into 108,472 shares, also own Series C preferred stock and many of the holders of Series C preferred stock also own Series B preferred stock. As a result, if such holders choose to act together, they could assert significant influence over our company.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK.

    We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

THE EXERCISE OF OPTIONS AND WARRANTS AND CONVERSION OF CONVERTIBLE SECURITIES MAY DILUTE THE PERCENTAGE OWNERSHIP OF OUR SHAREHOLDERS AND THE POTENTIAL OR ACTUAL EXERCISE OR CONVERSION HAS NEGATIVELY AFFECTED, AND MAY CONTINUE TO NEGATIVELY AFFECT, THE PRICE OF OUR COMMON STOCK AND MAY IMPEDE OUR ABILITY TO RAISE CAPITAL.

    A substantial number of our shares of common stock underly outstanding shares of convertible preferred stock, convertible notes and outstanding options and warrants. As of January 15, 2002, there are outstanding shares of convertible preferred stock and convertible notes to purchase an aggregate of approximately 8.1 million shares of our common stock and options and warrants to purchase an aggregate of approximately 9.0 million shares of our common stock. If a significant number of these options or warrants were exercised, or a significant amount of preferred stock or notes was converted to common stock, the percentage ownership of our common stock would be materially diluted. For example, if all outstanding options and warrants were exercised and if all convertible securities were converted to common stock as of January 15, 2002, there would have been approximately 930% more common stock outstanding at such time. We believe that the potential exercise or conversion may have an adverse impact on the price of our common stock and therefore on our ability to raise capital. The actual conversion or exercise of convertible securities, and the sale of the underlying common stock into the open market, could further substantially negatively affect the price of our common stock.

THERE IS POTENTIAL EXPOSURE TO US IN THAT CERTAIN SHARES OF COMMON STOCK UNDERLYING OUR PREFERRED STOCK HAVE BEEN SOLD PRIOR TO THE EFFECTIVE DATE OF A REGISTRATION STATEMENT WHICH WE HAVE FILED, BUT WHICH IS NOT YET EFFECTIVE.

    From December 2, 2000 until January 11, 2001, certain shares of our common stock, which were issued by virtue of conversion of shares of preferred stock, were sold by our shareholders in the open market. Such shareholders believed that their shares were registered pursuant to a previous registration statement of ours. The Securities and Exchange Commission has advised us of their opinion that such shares were not covered by the prior registration statement. While we believe that such sales were made in conformance with applicable securities laws and regulations, a different determination may result in our having liability. Commencing January 25, 2001, we advised such converting shareholders to resell their shares pursuant to Rule 144 promulgated under the Securities Act of 1933. We estimate that approximately 195,534 shares of our common stock were issued to such shareholders on or prior to January 11, 2001. Such shares may have potentially been sold in the open market on or prior to January 11, 2001, at prices that may have ranged from $7.50 to $18.75 per share. It is possible that the selling securityholders will seek to include us in any action for recission taken against them by third parties who purchased the common stock. The measure of damages could be the purchase price paid, plus interest. We are unable to assess the amount of damages, in the event that there is any liability.

BECAUSE OF THE DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK RELATIVE TO THE STOCK PRICES AT THE TIME OF OUR PRIOR SECURITIES OFFERINGS, OUR COMMON SHAREHOLDERS HAVE BEEN SIGNIFICANTLY DILUTED DUE TO PREFERENCES INCLUDED IN OUR OUTSTANDING PREFERRED SHARES AND WARRANTS.

    We have a substantial number of outstanding shares of convertible preferred stock, a significant amount of convertible notes and a substantial number of outstanding warrants to purchase shares of our common stock. The preferred shareholders and convertible note holders are entitled to an adjusted conversion price, which results in their receiving additional shares of common stock upon conversion, if we raise capital at a price below the then current conversion price or market price. Similarly, many of our warrant holders are entitled to a reduced exercise price on their warrants if we raise capital at a price below the then current exercise price or market price. The number of shares of common stock underlying these shares of preferred stock and warrants have significantly increased as a result of the offering price for our securities in our private financings concluded in 2001 and January 2002. If we raise additional capital at a price below these amounts, our common shareholders' percentage of ownership will be further diluted by the additional common stock required to underlie the preferred shares, convertible notes and warrants.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

    Our stock price has been and is likely to continue to be volatile. For example, from January 1, 2001 through December 31, 2001, our common stock traded as high as $36.56 per share and as low as $1.50 per share (which prices reflect a 1 for 15 reverse stock split effected in January 2002).

    Volatility in the future may be due to a variety of factors, including:

   o volatility of stock prices of Internet and electronic commerce companies generally;

   o variations in our operating results and/or our revenue growth rates;

   o changes in securities analysts' estimates of our financial performance, or for the performance of our industry as a whole;

   o announcements of technological innovations;

   o the introduction of new products or services by us or our competitors;

   o change in market valuations of similar companies;

   o market conditions in the industry generally;

   o announcements of additional business combinations in the industry or by us;

   o issuances or the potential issuances of additional shares;

   o additions or departures of key personnel; and

   o general economic conditions.

    The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of Internet-related companies. These fluctuations may adversely affect the market price of our common stock.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

    Our common stock is traded on the Nasdaq SmallCap Market under the symbol 'EBTB'. Nasdaq requires a bid price of at least $1.00 as a requirement for continued listing. The bid price of our common stock was below $1.00 continuously from April 9, 2001 to January 9, 2002. In September 2001, Nasdaq announced that it was implementing a moratorium on the $1.00 minimum bid requirement. This moratorium expired on January 2, 2002. However, Nasdaq extended the 90-day bid price grace period for companies whose securities are traded on the Nasdaq SmallCap market to 180 days. Following this grace period, companies that demonstrate compliance with the core initial listing standards of the SmallCap market will be afforded an additional 180-day grace period within which to regain compliance. On January 10, 2002, we effected a one-for-fifteen reserve stock split. The board of directors believed that this reverse stock split of the common stock may enable our common stock to meet Nasdaq's minimum $1.00 bid price requirement for continued listing. There is a risk, however, that the dilutive effect of the conversion of our preferred stock and convertible notes and the exercise of outstanding warrants, together with the sale of a significant number of shares of our common stock, may unravel the effects of the reverse stock split by providing downward pressure on our stock price. Although our common stock traded well above $1.00 per share immediately after the reverse stock split, it has recently been trading in the $1.00 per share range. In addition, to maintain a Nasdaq listing, a net worth of $2,500,000 is required. At December 31, 2001, our net worth was $2,636,000. In the event we suffer losses or fail to take other corrective actions, we may fail to meet these requirements. If our common stock is eventually delisted from the Nasdaq SmallCap Market, trading in the securities may then continue to be conducted on the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.

OUR SHARES COULD BECOME A 'PENNY STOCK', IN WHICH CASE IT WOULD BE MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

    The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in 'penny stocks'. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

   o deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

   o provide the customer with current bid and offer quotations for the penny stock;

   o explain the compensation of the broker-dealer and its salesperson in the transaction;

   o provide monthly account statements showing the market value of each penny stock held in the customer's account; and

   o make a special written determination that the penny stock is a suitable investment for the purchase and receive the purchaser's written agreement to the transaction.

    These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our shares become subject to the penny stock rules, investors may find it more difficult to sell their shares.

ITEM 7. FINANCIAL STATEMENTS

                              EB2B COMMERCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Reports...............................   30
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   31
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000................................   32
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001 and 2000....................   33
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000................................   34
Notes to the Consolidated Financial Statements..............   35

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders' of eB2B Commerce, Inc.:

    We have audited the accompanying consolidated balance sheets of eB2B Commerce, Inc. (the 'Company') as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

New York, New York
April 15, 2002

                              EB2B COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                                  ----           ----
                           ASSETS
Current Assets
    Cash and cash equivalents...............................   $   2,240       $  8,209
    Restricted Cash.........................................       1,441          1,441
    Accounts receivable, net of allowance of $147 and
    $113 in 2001 and 2000, respectively.....................         993          1,530
    Other current assets....................................         276            409
                                                               ---------       --------
        Total current assets................................       4,950         11,589
Property and equipment, net.................................       1,960          4,272
Goodwill, net of accumulated amortization of $314 and $8,852
  in 2001 and 2000, respectively............................       1,557         54,104
Other intangibles, net of accumulated amortization of $159
  and $977 in 2001 and 2000 respectively....................         815          2,259
Other assets................................................       1,787            995
                                                               ---------       --------
        Total assets........................................   $  11,069       $ 73,219
                                                               ---------       --------
                                                               ---------       --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................   $   1,562       $  1,806
    Accrued expenses and other current liabilities..........       1,872          4,892
    Lease termination costs.................................       1,299             --
    Short-term debt.........................................          --          1,000
    Deferred income.........................................         227            592
                                                               ---------       --------
        Total current liabilities...........................       4,960          8,290
Long-term debt, less current maturities.....................       1,781          1,250
Lease termination costs.....................................         595             --
Capital lease obligations, less current maturities..........         104            212
Other.......................................................         991            381
                                                               ---------       --------
        Total liabilities...................................       8,431         10,133
                                                               ---------       --------
Commitments and contingencies (Note 10)
Stockholders' Equity
    Preferred stock, convertible Series A -- $.0001 par
      value; 2,000 shares authorized; 7 shares issued and
      outstanding at December 31, 2001 and 2000,
      respectively..........................................          --             --
    Preferred stock, convertible Series B -- $.0001 par
      value; 4,000,000 shares authorized; 2,477,053 and
      2,803,198 shares issued and outstanding at December
      31, 2001 and 2000, respectively.......................          --             --
    Preferred stock, convertible Series C -- $.0001 par
      value; 1,750,000 shares authorized; 763,125 shares
      outstanding at December 31, 2001......................
    Common stock -- $.0001 par value; 200,000,000 shares
      authorized; 1,603,137 and 1,025,601 shares issued and
      outstanding at December 31, 2001 and 2000,
      respectively..........................................                          0
    Additional paid-in capital..............................     155,905        144,459
    Unearned stock-based compensation.......................        (768)        (2,368)
    Accumulated deficit.....................................    (152,499)       (79,005)
                                                               ---------       --------
        Total stockholders' equity..........................       2,638         63,086
                                                               ---------       --------
            Total liabilities and stockholders' equity......   $  11,069       $ 73,219
                                                               ---------       --------
                                                               ---------       --------

 See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse split completed in January 2002.

                              EB2B COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED
                                                                   DECEMBER 31
                                                              ---------------------
                                                                 2001        2000
                                                                 ----        ----
Revenue.....................................................  $    6,816   $  5,468
                                                              ----------   --------
Costs and expenses:
    Cost of revenue.........................................       3,070      2,839
    Marketing and selling (exclusive of stock-based
      compensation expense of $469 and $1,412 for the years
      ended December 31, 2001 and 2000, respectively).......       1,739      2,804
    Product development costs (exclusive of stock-based
      compensation expense of $9 and $362 for the years
      ended December 31, 2001 and 2000, respectively).......       2,024      2,698
    General and administrative (exclusive of stock-based
      compensation expense of $1,444 and $14,253 for the
      years ended December 31, 2001 and 2000,
      respectively).........................................      11,168     13,438
    Amortization of goodwill and other Intangibles..........      10,654      9,829
    Stock-based compensation expense........................       1,922     16,027
    Restructuring charge....................................       3,327         --
    Impairment of goodwill and other intangible assets......      43,375         --
                                                              ----------   --------
        Total costs and expenses............................      77,279     47,635
                                                              ----------   --------
        Loss from operations................................     (70,463)   (42,167)
        Interest income.....................................         172      1,130
        Interest expense (including deferred financing costs
          of $3,178 in 2001)................................      (3,203)      (191)
    Other, net..............................................          --       (107)
                                                              ----------   --------
        Net loss............................................  $  (73,494)  $(41,335)
                                                              ----------   --------
Basic and diluted net loss per common share.................  $   (58.88)  $ (54.15)
                                                              ----------   --------
                                                              ----------   --------
Weighted average number of common shares outstanding........   1,248,164    764,100
                                                              ----------   --------
                                                              ----------   --------

 See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse stock split in
                                 January 2002.

                              EB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                PREFERRED STOCK    PREFERRED STOCK     PREFERRED STOCK
                                   SERIES A            SERIES B            SERIES C          COMMON STOCK       ADDITIONAL
                                ---------------   ------------------   ----------------   -------------------    PAID IN
                                SHARES   AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL
                                ------   ------    ------     ------   ------    ------    ------     ------     -------
Balance at January 1, 2000....    300    $  --    3,299,999   $  --         --   $  --      483,588         0    $ 67,501
Netlan merger.................     --       --           --      --         --      --       21,667         0       3,347
DynamicWeb reverse
 acquisition..................     --       --           --      --         --      --      320,798         0      58,648
Conversion of Series A
 preferred stock..............   (293)      --           --      --         --      --       25,980        --          --
Conversion of Series B
 preferred stock..............     --       --     (496,801)     --         --      --      160,181        --          --
Exercise of stock options and
 warrants.....................     --       --           --      --         --      --        7,847        --         144
Unearned stock-based
 compensation.................     --       --           --      --         --      --           --        --      14,523
Amortization of unearned
 stock-based compensation.....     --       --           --      --         --      --           --        --          --
Other.........................     --       --           --      --         --      --        5,543        --         296
Net loss......................     --       --           --      --         --      --           --        --          --
                                 ----    ------   ---------   ------   -------   ------   ---------   -------    --------
Balance at December 31,
 2000.........................      7    $  --    2,803,198   $  --         --      --    1,025,604   $     0    $144,459
Conversion of Series B
 Preferred....................     --       --     (326,145)     --         --      --      146,728        --          --
April & May private
 placement....................     --       --           --      --         --      --           --        --       7,884
Conversion of convertible
 notes........................     --       --           --      --    763,125      --           --        --       1,531
Unearned stock-based
 compensation.................     --       --           --      --         --      --           --        --         322
Amortization of unearned
 stock-based compensation.....     --       --           --      --         --      --           --        --          --
Issuance of common stock to
 settle vendor and other
 obligations..................     --       --           --      --         --      --      398,738        --       1,624
Issuance of stock in lieu of
 interest payment on
 convertible notes............     --       --           --      --         --      --       30,339        --          85
Other issuances of common.....     --       --           --      --         --      --        1,728        --          --
Net loss......................     --       --           --      --         --      --           --        --          --
                                 ----    ------   ---------   ------   -------   ------   ---------   -------    --------
Balance at December 31,
 2001.........................      7    $  --    2,477,053   $  --    763,125   $  --    1,603,137   $     0    $155,905
                                 ----    ------   ---------   ------   -------   ------   ---------   -------    --------
                                 ----    ------   ---------   ------   -------   ------   ---------   -------    --------


                                  UNEARNED
                                STOCK BASED    ACCUMULATED    TOTAL
                                COMPENSATION     DEFICIT     EQUITY
                                ------------     -------     ------
Balance at January 1, 2000....    $ (1,822)     $ (37,670)   $28,009
Netlan merger.................      (2,050)            --      1,297
DynamicWeb reverse
 acquisition..................          --             --     58,649
Conversion of Series A
 preferred stock..............          --             --         --
Conversion of Series B
 preferred stock..............          --             --         --
Exercise of stock options and
 warrants.....................          --             --        144
Unearned stock-based
 compensation.................     (14,523)            --         --
Amortization of unearned
 stock-based compensation.....      16,027             --     16,027
Other.........................          --             --        296
Net loss......................          --        (41,335)   (41,335)
                                  --------      ---------    -------
Balance at December 31,
 2000.........................    $ (2,368)     $ (79,005)   $63,086
Conversion of Series B
 Preferred....................          --             --         --
April & May private
 placement....................          --             --      7,884
Conversion of convertible
 notes........................          --             --      1,531
Unearned stock-based
 compensation.................        (322)            --         --
Amortization of unearned
 stock-based compensation.....       1,922             --      1,922
Issuance of common stock to
 settle vendor and other
 obligations..................          --             --      1,624
Issuance of stock in lieu of
 interest payment on
 convertible notes............          --             --         85
Other issuances of common.....          --             --         --
Net loss......................          --        (73,494)   (73,494)
                                  --------      ---------    -------
Balance at December 31,
 2001.........................    $   (768)     $(152,499)   $ 2,638
                                  --------      ---------    -------
                                  --------      ---------    -------

 See accompanying notes to Consolidated Financial Statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reserve stock split completed in January 2002.

                              EB2B COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Operating Activities
  Net loss..................................................  $(73,494)  $(41,335)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Impairment of goodwill and other intangibles............    43,375         --
    Depreciation and amortization...........................    14,558     13,086
    Stock-based compensation expense........................     1,922     15,991
    Non-cash interest for amortization of deferred financing
      terms.................................................     3,120
    Other...................................................        --         57
    Shares, options and warrants issued for services........        --         36
  Management of operating assets and liabilities
    Accounts receivable, net................................       537       (277)
    Accounts payable........................................      (242)      (327)
    Accrued expenses and other liabilities..................    (1,459)     3,645
    Lease termination.......................................     1,894         --
    Other...................................................       260       (292)
                                                              --------   --------
        Net cash used in operating activities...............    (9,529)    (9,416)
                                                              --------   --------
Investing Activities
  Acquisitions, net of cash acquired........................        --       (978)
  Proceeds (purchases) of investments available-for-sale,
    net.....................................................        --     15,986
  Purchase of software......................................        --     (2,527)
  Purchase of property and equipment........................      (596)    (1,075)
  Product development expenditures..........................    (1,695)    (2,331)
  Other investing activities................................        --         --
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................    (2,291)     9,075
                                                              --------   --------
Financing Activities
  Proceeds from borrowings and issuance of convertible
    notes, net..............................................     6,467      2,500
  Repayment of borrowings...................................    (2,250)    (2,366)
  Proceeds from bridge notes, net...........................     1,743         --
  Payment of capital lease obligations......................      (108)      (194)
  Restriction of cash in line of credit for security
    deposits................................................        --     (1,441)
  Proceeds from exercise of options and warrants............        --        144
                                                              --------   --------
        Net cash provided by financing activities...........     5,851     (1,357)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,969)      (257)
Cash and cash equivalents at beginning of year..............     8,209      9,907
                                                              --------   --------
Cash and cash equivalents at end of year....................  $  2,240   $  8,209
                                                              --------   --------
                                                              --------   --------
Supplemental Disclosures of Non-Cash Activities:
  Common stock, options and warrants issued or exchanged in
    connection with acquisitions............................  $     --   $ 61,996
  Shares, options and warrants issued for services..........  $     --   $    398
  Equipment acquired under capital lease....................  $     --   $    346
  Preferred stock issued in exchange for note payable.......  $     --   $     --
  Common stock issued to settle liabilities.................  $  2,081   $     --
  Common stock issued in exchange for domain name...........  $    --    $     --
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest....................................  $    136   $    148

 See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse stock split completed in January 2002

                              EB2B COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1. ORGANIZATION AND PLAN OF OPERATIONS

    eB2B Commerce, Inc. (the 'Company') utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, the Company provides authorized technical education to its client base, and also designs and delivers custom computer and Internet-based training seminars.

    Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred losses of approximately $73.5 million and $41.3 million, respectively. During 2001 and 2000, the Company generated negative cash flows from operations of approximately $9.5 million and $9.4 million, respectively.

    To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures during the third and fourth quarter of 2000 and into 2001.

   o Entering into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares of our common stock during the fourth quarter of 2001 and the restructuring of a current accrued liability of $262,500 through the issuance a five year 7% senior subordinated secured convertible notes during January 2002, based on an agreement reached in December 2001;

   o The settlement of certain liabilities in December 2001 for approximately $400,000 less than what was previously owed; and

   o The average savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan we initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses.

    The Company is prepared to take the following actions to improve its cash position and fund its operating losses:

   o additional cost reduction measures, which the Company believes will further reduce annual salaries by approximately $1,000,000; in this respect, in April 2002, the Company's staff was reduced by five employees;

   o sell its training business, subject to finding a suitable buyer; and

   o raise additional capital, for which there can be no assurance of obtaining.

NOTE 2. BASIS OF PRESENTATION AND OTHER MATTERS

    On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation ('eB2B'), merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and an SEC registrant ('DWeb'), with the surviving company using the name 'eB2B Commerce, Inc.' (the 'Company'). Pursuant to the

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Agreement and Plan of Merger between eB2B and DWeb (the 'Merger'), the shareholders of DWeb retained their shares in DWeb, while the shareholders of eB2B received shares, or securities convertible into shares, of common stock of DWeb representing approximately 89% of the equity of the Company, on a fully diluted basis. The transaction was accounted for as a reverse acquisition.

    The reverse acquisition was accounted for as a 'purchase business combination' in which eB2B was the accounting acquirer and DWeb was the legal acquirer. The management of eB2B remained the management of the Company. As a result of the reverse acquisition, (i) the financial statements of eB2B are the historical financial statements of the Company; (ii) the results of the Company's operations include the results of DWeb after the date of the Merger;
(iii) the acquired assets and assumed liabilities of DWeb were recorded at their estimated fair market value at the date of the Merger; (iv) all references to the financial statements of the 'Company' apply to the historical financial statements of eB2B prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger; (v) any reference to eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the Merger, and (vi) the Company's year-end is December 31, that of the accounting acquirer, eB2B.

    In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation. Certain other prior period balances have been reclassified to conform to the current year.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

    The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ('generally accepted accounting principles').

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

REVENUE RECOGNITION

    Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned.

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

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less. As of both December 31, 2001 and 2000, the Company has also included approximately $1,441,000 of cash as security on a $1,300,000 line of credit with the banks, the equivalent of 109% of the line of credits. The line secures approximately $1,441,000 of letters of credit in relation to our leased facilities and other equipment at December 31, 2001 and 2000, which is included on its consolidated balance sheets as restricted cash. The Company is currently in negotiations with its landlord to terminate this lease and is in arrears for three months rent based on a verbal agreement with the landlord. It is expected that this security deposit will be used to offset the rent in arrears and potentially other costs that may be incurred to terminate the lease. (See Note 8).

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer and communications equipment............                          2 to 3 years
Purchased software...............................                               2 years
Office equipment and furniture...................                          4 to 5 years
Leasehold improvements...........................  Shorter of useful life or lease term

GOODWILL AND OTHER INTANGIBLES

    During 2000, goodwill was amortized using the straight-line method from the date of acquisition over the period of expected benefit, or five years. Other intangibles resulting from the Company's purchase business combinations, including assembled workforce and customer list, are also amortized over the straight-line method from the date of acquisition over the period of expected benefit, or three years. In September 2001, the Company recorded an impairment charge to goodwill and reduced the related amortization period to three years to more appropriately reflect the expected period of benefit. (See Note 5).

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

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PRODUCT DEVELOPMENT

    In accordance with the provisions of Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use', the Company capitalizes qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to capitalized product development expenditures is based on the period such product is expected to provide future utility to the Company. As of December 31, 2001 and 2000, capitalized product development expenditures, which have classified as other assets in the Company's Balance Sheets were $1,631,000 and $905,000, respectively.

INCOME TAXES

    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, accounts receivable, accounts payable, deferred income and the current portion of long-term debt approximate fair value due to the short maturities of such instruments. The carrying value of the long-term debt and capital lease obligations approximate fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States of America and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. The Company recorded provisions (additions) to the allowance of $226,000 and $211,000, respectively, and write-offs (deductions) against the allowance of $192,000 and $98,000 during the years ended December 31, 2001 and 2000, respectively.

    In the years ended December 31, 2001 and 2000, one customer from the Company's transaction processing and related services' segment accounted for approximately 21% and 17%, respectively, of the Company's total revenue. As of December 31, 2001 and 2000, the same customer accounted for approximately 22% and 14%, respectively, of accounts receivable.

NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of options, warrants and preferred shares would have been anti-dilutive. Had the Company reported net earnings at December 31, 2001 and 2000, options and warrants to purchase 9,076,210 and 1,436,807 common shares, and preferred shares convertible into 6,920,222 and 904,440 common shares, respectively, and debt convertible into 934,922 common shares would have been included in the computation of diluted earnings per common share, to the extent they were not anti-dilutive.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

    Net loss per common share and the weighted average number of shares outstanding has been restated for all periods presented to give effect to the 1 for 15 reverse stock split completed in January 2002.

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

STOCK-BASED COMPENSATION

    Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'. For warrants issued to non employees, the Company utilizes the fair value method prescribed within Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation.' The Company also utilizes the disclosure presentation prescribed within SFAS No. 123 as if the fair value method had been applied.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', was issued. SFAS No. 133 established accounting and reporting for derivatives and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year. Additionally, in June 2000, SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133' was issued. The Company adopted SFAS No. 133 and 138 in fiscal 2001, and the impact on the Company's Consolidated Financial Statements was not material.

    In March 2000, Emerging Issues Task Force ('EITF') No. 00-2, 'Accounting for Web Site Development Costs', and EITF No. 00-3, 'Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware', were issued. The Company adopted both EITF
No. 002 and EITF No. 00-3, which did not have a material impact on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141, 'Business Combinations'. SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling of interests method or the purchase method.

    In June 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets'. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statement at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142, and to complete the final step of the transitional impairment test by the end of the fiscal year.

    In June 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations', which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. The Company is currently evaluating the impact of the new accounting standard and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets'. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of', and the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', for the disposal of a segment of a business. This Statement also amends ARB No. 51, 'Consolidated Financial Statements', to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending December 2002.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to current year Presentation.

NOTE 4. ACQUISITIONS

NETLAN ENTERPRISES, INC.

    On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ('Netlan'). Pursuant to the Agreement and Plan of Merger (the 'Netlan Merger'), Netlan's stockholders exchanged 100% of their common stock for 8,334 shares of Company common stock, valued at the market value of DWeb's common stock on January 7, 2000, the date at which the parties signed the letter of intent. Additionally, 13,333 shares of Company common stock were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The aggregate value of such shares, or $2,050,000, was treated as stock-based compensation and was amortized over the one-year vesting period from the date of acquisition. In connection with this acquisition, eB2B incurred transaction costs consisting primarily of professional fees of approximately $332,000, which have been included in the purchase price of the Netlan Merger. In accordance with the purchase method of accounting, the purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Netlan's net assets as of February 22, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $334,000 of the purchase consideration was allocated to other intangibles, including assembled workforce. The remaining purchase consideration, or approximately $4,896,000, was

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

recorded as goodwill. The results of operations of Netlan have been included in the Company's results of operations since March 1, 2000.

    The following is a summary of the allocation of the purchase price in the Netlan Merger (in thousands):

Purchase price..............................................  $ 1,297
Acquisition costs...........................................      332
                                                              -------
    Total purchase price....................................  $ 1,629
                                                              -------
                                                              -------

Historical net liabilities assumed..........................  $(2,490)
Write-down of property and equipment, and intangible
  assets....................................................     (753)
Liabilities for restructuring and integration costs.........     (358)
Identifiable intangible assets..............................      334
Goodwill....................................................    4,896
                                                              -------
    Total purchase price....................................  $ 1,629
                                                              -------
                                                              -------

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

    The purchase price of the Merger was approximately $59.1 million, which primarily represents (i) the number of shares of DWeb's common stock outstanding as of April 18, 2000, the date of the Merger, valued based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement, or $31.9 million; (ii) the number of shares of DWeb's common stock issuable under existing stock option and warrant agreements as of April 18, 2000 valued using the Black-Scholes option pricing model, or $6.4 million; (iii) the aggregate market value of the shares of common stock and warrants principally issued to a financial advisor (the 'Financial Advisor'), or $10.2 million; and
(iv) the market value of warrants issued to the Financial Advisor in consideration for the advisory services rendered during the Merger, or $10.1 million. In connection with this acquisition, eB2B also incurred transaction costs consisting primarily of professional fees of approximately $363,000, which have been included in the purchase price of the Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of DWeb's net assets as of April 18, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $2.9 million of the purchase consideration was allocated to other intangibles, including assembled workforce and customer list. Also, the Company recorded liabilities totaling $1.0 million principally in relation to severance provided to certain employees as well as the settlement of a claim existing at the time of the Merger. The remaining purchase consideration, or $58.1 million, was recorded as goodwill. The results of operations of DWeb have been included in the Company's results of operations since April 19, 2000.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

    The following is a summary of the allocation of the purchase price in the acquisition of DWeb (in thousands):

Purchase price..............................................  $58,724
Acquisition costs...........................................      363
                                                              -------
    Total purchase price....................................  $59,087
                                                              -------
                                                              -------

Historical net assets acquired..............................  $    10
Write-down of property and equipment, and intangible
  assets....................................................     (838)
Liabilities for restructuring and integration costs.........   (1,047)
Identifiable intangible assets..............................    2,902
Goodwill....................................................   58,060
                                                              -------
    Total purchase price....................................  $59,087
                                                              -------
                                                              -------

    At December 31, 2001 and 2000, accumulated amortization related to the goodwill and other intangibles acquired in the Netlan and DWeb acquisitions totaled approximately $465,000 and $9.8 million, respectively.

    The following represents the summary unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2000 as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share data):

                                                                YEAR ENDED
                                                             DECEMBER 31, 2000
                                                             -----------------
Revenue....................................................      $  7,073
Net loss attributable to common stockholders...............      $(48,705)
Basic and diluted net loss per common share................      $ (56.55)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from combined operations.

NOTE 5. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

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

    The net book values of goodwill and other intangibles associated with the Dweb and Netlan acquisitions as of the date of the impairment charge, September 30, 2001, were as follows (amounts in thousands):

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    DWEB     NETLAN     TOTAL
                                                    ----     ------     -----
Goodwill
    Balance -- September 30, 2001...............  $ 41,283   $ 3,380   $ 44,663
    Reclass from other intangibles..............       425       159        584
    Impairment charge...........................   (40,088)   (3,287)   (43,375)
                                                  --------   -------   --------
        Adjusted Balance........................  $  1,620   $   252   $  1,872
                                                  --------   -------   --------
                                                  --------   -------   --------
Other Intangibles
    Balance -- September 30, 2001...............  $  1,376   $   159   $  1,535
    Reclass of workforce as goodwill............      (425)     (159)      (584)
                                                  --------   -------   --------
        Adjusted Balance........................  $    951   $    --   $    951
                                                  --------   -------   --------
                                                  --------   -------   --------

    Amortization expense related to goodwill for the nine-month period ended September 30, 2001 was approximately $9,441,000. The Company also changed the amortization period from five years to three years. The Company recorded goodwill amortization in the 4th quarter of 2001 of $314,000. Commencing January 1, 2002, goodwill will no longer be amortized, but rather reviewed for impairment in compliance with SFAS No. 142.

    Remaining other intangibles after the impairment review relate to a customer list acquired in April 2000 of $2,188,000, a non-compete agreement of $75,000 and the cost of acquiring the Company's domain name and establishing the Company's web-site in 2000 and 2001 of $22,000. Amortization expense related to other intangibles for the nine-month period ended September 30, 2001 was $747,000 prior to the impairment review. In the fourth quarter, the Company recorded additional amortization expense related to other intangible assets of $151,000.

NOTE 6. RESTRUCTURING

    To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

    In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility. The restructuring plan called for the following cost cutting measures (in thousands) on a per month basis:

                                       SELLING &     GENERAL &                 LEASE
                                       MARKETING   ADMINISTRATIVE   OTHER   TERMINATION   TOTAL
                                       ---------   --------------   -----   -----------   -----
Salaries & benefits..................    $125           $190        $ --       $ --       $315
Rent.................................      --             --          --         95         95
Fees to outside contractors(1).......      --             50          70         --        120
Other expenses(2)....................      20             15           5         --         40
                                         ----           ----        ----       ----       ----
    Total............................    $145           $255        $ 75       $ 95       $570
                                         ----           ----        ----       ----       ----
                                         ----           ----        ----       ----       ----

---------

(1) Including hosting, consulting, legal and recruiting.

(2) Including travel, entertainment, trade shows, advertising, dues & subscriptions and public relations.

                              -------------------
    As a result of this reorganization the Company recorded a restructuring charge of $3,327,000 in the year ended December 31, 2001, consisting of
(i) severance and contract termination costs totaling $1,145,000 and $418,000, respectively and (ii) lease termination costs of $1,765,000. The lease termination costs relate to (i) the expected surrender of the Company's security deposit of $1,200,000,

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

including unpaid rent of approximately $300,000 for October through December 2001; (ii) $770,000 in additional consideration expected to be paid to the landlord in cash or shares of the Company's common stock and (iii) the write-off of $162,000 in leaseheld improvements, net of accumulated amortization. The severance costs related to the elimination of 40 full-time positions representing approximately 40% of the Company's workforce. The contract termination costs related primarily to expenses incurred as part of the cancellation of certain long-term research subscription contracts and a contract with the Company's website hosting provider.

    The following is a summary of the restructuring charge recognized in the year ended December 31, 2001 and the remaining accruals (in thousands):

                                                                      AMOUNTS PAID
                                                        WRITEOFF         AS OF        BALANCE AT
                                      RESTRUCTURING   OF LEASEHOLD    DECEMBER 31,   DECEMBER 31,
                                         CHARGE       IMPROVEMENTS        2001           2001
                                         ------       ------------        ----           ----
Lease termination...................     $1,765           $162           $    0         $1,603
Severance for 40 employees..........      1,145             --            1,065             80
Contract termination Settlement.....        417             --              237            180
                                         ------           ----           ------         ------
    Total Charges...................     $3,327           $162           $1,302         $1,863
                                         ------           ----           ------         ------
                                         ------           ----           ------         ------

    The remaining restructuring liabilities above are included within lease termination costs and accrued expenses and other current liabilities.

    In December 2001, the Company issued 156,667 shares to two former employees to satisfy $282,000 in severance claims. The remaining amount accrued for severance is based on written agreements. The remaining contract termination costs were paid in the first quarter of 2002.

NOTE 7. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31:

                                                               2001      2000
                                                               ----      ----
                                                               (IN THOUSANDS)
Computer and communications equipment.......................  $ 2,166   $ 2,420
Purchased software..........................................    2,564     2,014
Office equipment and furniture..............................      647       614
Leasehold improvements......................................       28       226
                                                              -------   -------
                                                                5,405     6,174
Accumulated depreciation and amortization...................   (3,445)   (1,902)
                                                              -------   -------
                                                              $ 1,960   $ 4,272
                                                              -------   -------
                                                              -------   -------

    As of December 31, 2001, the cost of assets under capital leases, principally computer and communications equipment, was approximately $725,000. The depreciation expense for 2001 and 2000 was $1,920,000 and $1,840,000, respectively.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 8. ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER

    Accrued expenses and other current liabilities consist of the following as of December 31:

                                                               2001     2000
                                                               ----     ----
                                                              (IN THOUSANDS)
Accrued software development costs..........................  $  157   $2,439
Accrued severance...........................................     206      748
Accrued professional fees...................................     532      559
Accrued compensation and related costs......................     337      467
Accrued purchases and sub-contractors costs.................     180       --
Current maturities of capital lease obligations.............     129      191
Other.......................................................     331      488
                                                              ------   ------
                                                              $1,872   $4,892
                                                              ------   ------
                                                              ------   ------

    During December 2001, the Company renegotiated a potential $1,200,000 liability with a creditor. The Company had previously issued 145,986 shares of common stock to this party for amounts then owing. The Company had agreed that in the event this party received gross proceeds less than the amount originally owed, the Company would reimburse this party for the shortfall. In December 2001, this agreement was amended whereby the creditor agreed to be issued up to 266,667 shares of the Company's common stock to offset any deficiency, and to the extent this amount is insufficient, the creditor would be paid one-half the remaining balance in cash no earlier than April 2003, with the other half forgiven. The Company has $228,614 recorded in accrued expenses for other long term liabilities as of December 31, 2001 to cover the potential cash shortfall to this vendor.

NOTE 9. BRIDGE FINANCING AND LONG-TERM DEBT

    In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the 'Bank'). The term loan had a term of three years, was interest-only until December 1, 2000, and bears interest at a rate equal to LIBOR plus 1%. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger.

    On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the 'Financing'). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes (the 'Convertible Notes'), which was convertible into an aggregate of 1,000,000 shares of Company common stock at a price of $7,50, and warrants to purchase an aggregate 1,000,000 shares of Company common stock at $13.95 per share (the 'Private Warrants') prior to adjustment for dilutive financings.

    The Convertible Notes had a term of 18 months, which period may be accelerated in certain events. Interest was payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. With respect to the initial quarterly interest payment related to the June 30, 2001 quarter, the Company elected to pay interest in the form of 30,355 shares of common stock valued at approximately $85,000. In September 2001, the Company issued additional Convertible Notes which was subsequently converted into Series C Preferred Stock of approximately $131,000 in relation to the quarterly interest due for the period from July 1, 2001 to September 28, 2001, the date the Convertible Notes were converted into Series C Preferred Stock as described in Note 11 below. The proceeds of this financing were used to pay off the balance outstanding on the $2,500,000 term loan.

    In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ('Bridge Notes') and warrants to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share. These warrants were valued at $218,875 using the Black-Scholes model assuming an expected life of two years,

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

volatility of 80 percent, and a risk free borrowing rate of 4.88 percent and will be charged to interest expense over the life of the debt commencing in 2002. In connection with this financing, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. This will also be amortized and charged to interest expense over the life of the debt.

    In January 2002, the Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ('7% Notes'), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% Notes are convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the Bridge Notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.90 per share to our placement agent in connection with the issuance of the 7% Notes. The warrants issued to our placement agent and to the investors will be valued in January 2002 using the Black-Scholes model and will be charged to interest expense over the life of the debt. The proceeds of this financings are being used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-tech acquisition.

    Since the $2,000,000 of Bridge Notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less $218,875 allocated to the warrants, has been reflected as long-term liability on the Company's Balance Sheet at December 31, 2001.

    The 7% Notes mature in January 2007. No cash payments of principal is required prior to the maturity date. Interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEASES AND OTHER COMMITMENTS

    The Company has several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from 2 to 3 years. Also, during the third quarter of 2000, the Company entered into a lease for new office space that will expire in 2007. According to the terms of the lease agreements, the Company is required to maintain letters of credit in the aggregate amount of approximately $1.2 million. The line of credit with the Bank secures such letters of credit.

    Future minimum rental commitments under noncancellable leases as of December 31, 2001 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              ------     ------
                                                                (IN THOUSANDS)
2002........................................................     129      1,192
2003........................................................     101      1,162
2004........................................................      --      1,166
2005........................................................      --      1,175
2006........................................................      --      1,183
                                                               -----     ------
Thereafter..................................................      --      1,567
                                                               -----     ------
Total.......................................................   $ 230     $7,729
                                                               -----     ------
                                                               -----     ------
Less: amounts representing interest.........................     (11)
Less: current maturities....................................    (115)
                                                               -----
Long-term capital lease obligations.........................   $ 104
                                                               -----
                                                               -----

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

For the years ended December 31, 2001 and 2000, the Company rent expense was $1,633,536, and $1,031,052, respectively.

EMPLOYMENT AGREEMENTS

    The Company maintains employment agreements with four of its officers, including one director. These employment agreements provide for (i) minimum aggregate annual base salaries of $730,000 and (ii) minimum bonuses totaling $75,000 for each year of employment of these four individuals.

LITIGATION

    The Company is party to certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of an ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

    In October 2000, Cintra Software & Services Inc. commenced a civil action against the Company in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of the Company's former Chief Information Officer. Cintra is seeking damages of approximately $856,000. The Company has filed an answer denying the material allegations of the complaint. The Company believes it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the action.

    In March 2001, a former employee commenced a civil action against the Company and two members of its management in New York Supreme Court, New York County, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 5,000 shares of the Company's common stock. The Company subsequently filed a motion to dismiss, which was granted as to the defamation action on January 7, 2002. The former employee has a right to appeal the action. The Company disputes the remainder of these claims, which do not involve substantial amounts and intends to defend the action.

    In December 2001, a former officer of the Company commenced a civil action against our company in New York Supreme Court New York County, seeking $85,000, plus liquidated damages, attorneys' fees and costs, for alleged bonuses owing to her. The Company subsequently filed a motion to dismiss the action. The Company disputes this claim and intends to vigorously defend the action.

NOTE 11. PREFERRED STOCK

    In April 1999, eB2B authorized 2,000 shares of Series A Convertible Preferred Stock ('Series A') with a par value of $.0001 per share, and issued 300 shares of Series A for $300,000. Each share of Series A is convertible into the number of shares of common stock by dividing the purchase price for the Series A by the conversion price in effect resulting in approximately 26,600 shares of Company common stock. The Series A have anti-dilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series A at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A are entitled to receive $1,000 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2001, 293 shares of Series A issued in April 1999 had been converted into 25,980 shares of Company common stock.

    In December 1999, eB2B authorized 4.0 million shares of Series B Convertible Preferred Stock ('Series B') with a par value of $.0001 per share, and issued approximately 3.3 million shares for $33.0 million in gross proceeds ($29.4 million in net proceeds), in a private placement conducted by eB2B.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Each share of Series B is convertible into the number of shares of common stock that results from dividing the purchase price by the conversion price per share in effect resulting in 1,066,667 shares of Company common stock valued at $124.4 million based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement. As this value was significantly greater than the net proceeds received in the private placement of Series B preferred stock, the net proceeds received were allocated to the convertible feature and amortized as a deemed dividend on preferred stock, resulting in a corresponding charge to retained earnings and a credit to additional paid-in capital within stockholders' equity as of December 31, 1999. The Series B have anti-dilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series B at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series B are entitled to receive $10.00 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2001, 1,423,303 shares of Series B issued in December 1999 had been converted into 306,910 shares of Company common stock.

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

    On September 28, 2001, the $7.5 million of Convertible Notes plus $131,000 in accrued interest were automatically converted into Series C preferred stock when the Company received the required consent from the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock is convertible into common stock on the same basis as the Convertible Notes. The Series C preferred stock has (i) full ratchet anti-dilution provisions until April 16, 2002 with weighted average anti-dilution protection thereafter, (ii) a liquidation preference and
(iii) could be automatically converted by the Company in certain circumstances.

    The Private Warrants will be exercisable for a period of two years from October 17, 2001.

    In connection with the closing of the Financing, the Company cancelled a $2,050,000 line of credit used in April 2001 (the 'Line of Credit'), pursuant to which it had not borrowed any funds. In connection with the Line of Credit, the Company paid a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 104,167 shares of Company common stock at $4.32 per share for a period of five years in consideration of the availability of such line (adjusted for subsequent anti-dilution events). These warrants were valued using the Black-Scholes option-pricing model at $549,000. The $61,500 cash fee paid and the non-cash amount related to the warrants of $549,000 were recorded as interest expense in the Company's statement of operations for the year ended December 31, 2001.

    In connection with the Financing as compensation to the placement agents, the Company paid a cash fee amounting to $750,000 and issued (i) warrants to purchase 310,929 shares of the Company's common stock with an exercise price of $6.73 per share for a period of five years and (ii) unit purchase options to purchase Series C preferred stock convertible into an aggregate of 625,000 shares of Company common stock with an exercise price of $1.80 per share for a period of five years. These warrants have been adjusted for subsequent anti-dilution events. These warrants and unit purchase options were valued at the time of issuance using the Black-Scholes option-pricing model at $675,000 and $810,000, respectively. Additionally, other expenses directly related to the Financing, principally legal and accounting fees, were approximately $309,000. The $750,000 cash fee paid, the other direct

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

expenses of $309,000, and the non-cash amounts related to the warrants of $675,000 and the unit purchase options of $810,000 have been capitalized as debt issuance costs in the Company's balance sheet for an aggregate value of $2,554,000 and were amortized as interest expense in the Company's statement of operations over the term of the Convertible Notes. The remaining unamortized balance of $1,853,000 of debt issuance cost was charged to additional paid-in capital on September 30, 2001, at the date of the conversion of the Convertible Notes into Series C Preferred.

    The Company allocated $2,400,000 of the $6,750,000 net proceeds from the Financing to the Private Warrants using the Black-Scholes option-pricing model and recorded such amount as a discount on the Convertible Notes. The discount on the Convertible Notes was accreted as interest expense in the Company's statement of operations over the term of the Convertible Notes. During 2001, the Company recorded interest expense of $658,000 related to such discount. The remaining unamortized balance of the discount on the Convertible Notes of $1,742,000, was charged to additional paid-in capital at September 28, 2001. The remaining unallocated portion of the proceeds was used to determine the value of the 4,238,900 shares of Company common stock underlying the Convertible Notes subsequently converted into Series C Preferred stock, or $4.35 per share. Since this value was $3.45 lower than the fair market value of the Company's share of common stock as listed on NASDAQ on May 2, 2001, the date at which the Financing was closed, the $3,450,000 intrinsic value of the conversion option resulted in an additional reduction to the carrying amount of the Convertible Notes and a credit to additional paid-in capital in the Company's stockholders' equity. During 2001, the Company recorded amortization expense of $1,137,000 related to such conversion feature. The remaining unamortized balance of the conversion feature, $2,313,000, was charged to additional paid-in capital on September 28, 2001 at the date of the conversion of the Convertible Notes into Series C Preferred.

    The assumptions used by the Company in determining the fair value of the above warrants and unit purchase options were as follows: dividend yield of 0%, risk-free interest of 6.5%, expected volatility of 80%, and expected life of 2 to 5 years.

NOTE 12. COMMON STOCK AND WARRANTS

    As of December 31, 2001, there were 1,603,137 common shares outstanding.

    In 2000, the Company issued 21,667 shares of its common stock in relation to the acquisition of Netlan and 320,798 shares of its common stock as part of the reverse acquisition of Dynamic Web.

    In 2001, the Company issued 398,738 shares of its common stock to settle vendor and severance obligations with the former officers of the Company The Company also issued 30,339 shares of its common stock in consideration for an interest payment of $85,000 on the Convertible Notes prior to the September 28, 2001 conversion to Series C preferred stock.

    On April 18, 2000, the number of shares of DWeb's common stock issuable under existing warrants agreements became warrants to purchase shares of the Company's common stock. As of December 31, 2001, 27,384 of such warrants were outstanding.

    In 2000, the Company issued 20,000 warrants to purchase shares of Company common stock at an exercise price of $58.65 per share to a business partner, which vest in three equal installments, on each of the annual anniversary of the warrant agreement date (the 'Business Partner Warrants'). The Business Partner Warrants have been valued at $900,000 using the Black-Scholes option pricing model and their value will be amortized ratably over three years. During the years ended December 31, 2001 and 2000, the Company recognized business partner warrant expenses in the amount of $300,000 and $89,000, respectively, which have been classified as stock-based compensation expense in the Company's consolidated statement of operations.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

    The assumptions used by the Company in determining the fair value of the above warrants were as follows: dividend yield of 0%, risk-free interest rate of 6.5% in 2000 and 2001, expected volatility of 80%, and expected life of 3 to 7 years depending on the actual life of the respective warrants.

    The following table summarizes the status of the above warrants at December 31, 2001 as adjusted for anti-dilution events through January 11, 2002 (the conversion date of the Bridge Notes):

                                                                WARRANTS OUTSTANDING
                                                       --------------------------------------
                                                                                    WEIGHTED     WARRANTS
                                                          RANGE OF                  AVERAGE     EXERCISABLE
                                                          EXERCISE                 REMAINING    -----------
                                                         PRICE PER      NUMBER        LIFE        NUMBER
                                                           SHARE       OF SHARES   (IN YEARS)    OF SHARES
                                                           -----       ---------   ----------    ---------
Original Bridge Warrants.............................      $1.80       1,590,267      4.8        1,590,267
Merger & Advisory Warrants...........................      $31.05        123,691      2.8          123,691
Credit Line Warrants.................................      $4.32         104,167      4.0          104,167
Series C Investor Warrants...........................      $6.73       2,072,824      4.3        1,256,757
Series C Agent Warrants -- Preferred.................      $1.80         625,009      4.3          625,009
Series C Agent Warrants -- Common....................      $6.73         310,929      4.3          310,929
December 2001 Bridge Warrants........................      $1.80         266,670      5.0          266,670
Series B Investor Warrants...........................      $8.55         964,850      3.0          964,850
Series B Agent Warrants..............................      $8.55         953,791      3.0          953,791
Other................................................   $15 - $58.65     137,362      5.3          137,362
                                                                       ---------                 ---------
Total................................................                  7,149,560                 7,149,560
                                                                       ---------                 ---------
                                                                       ---------                 ---------

    In addition, in January 2002, the Company issued warrants to purchase common shares of 826,439 and 165,289 to the 7% Note holders and its Placement Agent, respectively.

NOTE 13. STOCK OPTION AND DEFINED CONTRIBUTION PLANS

STOCK OPTIONS PLANS

    The Company has stock-based compensation plans under which outside directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2000 stock option plan. All options outstanding under either eB2B's or DWeb's prior plans at the time of the Merger remained in effect, but the plans have been retired as of April 18, 2000, the date of the Merger. Stock options under the Company's 2000 stock option plan are generally granted with an exercise price equal to 100% of the market value of a share of common on the date of the grant, have 10 year terms and vest within 2 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the plan was approximately 10.0 million shares at December 31, 2001. At that date, approximately 9.2 million shares were available for grant.

    In connection with the Merger, outstanding options held by DWeb employees became exercisable, according to their terms, for Company common stock effective at the acquisition date. These options did not reduce the shares available for grant under the 2000 stock option plan. The fair value of these options, valued using the Black-Scholes pricing model, were included in the purchase price of the Merger. There were no unvested options held by employees of companies acquired in a purchase combination.

    The former Chief Executive Officer and current Chairman of the Board of Directors of the Company was granted options to purchase 88,667 shares of the Company's common stock at an exercise price of $31.05 per share. These options vested upon the completion of the Merger on April 18, 2000. In connection with such options, the Company recorded a one-time charge classified as stock-based

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

compensation expense of approximately $8.8 million in the year ended December 31, 2000. There was no charge related to this item in 2001.

    In connection with certain consulting services rendered during 2000, the Company granted 4,334 stock options in exchange for services. These options were valued, utilizing the Black-Scholes option pricing model, at approximately $70,000, of which $36,000 was charged to stock-based compensation expense in the year ended December 31, 2000. The assumptions used by the Company in determining the fair value of these options were consistent with the assumptions described in Notes 9, 11 and 12.

    The Company has adopted the disclosure requirements of SFAS No. 123 and, as permitted under SFAS 123, applies APB 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB 25 was approximately $2 million and $16.0 million for the years ended December 31, 2001 and 2000, respectively. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net loss attributable to common stockholders
    As reported.............................................  $(73,494)   $(41,335)
    Pro forma...............................................  $(76,288)   $(50,909)
Net loss per common share -- basic and diluted
    As reported.............................................  $ (54.88)   $ (54.15)
    Pro forma...............................................  $ (61.12)   $ (66.63)

    The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes pricing model with the following assumptions:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
WEIGHTED-AVERAGE ASSUMPTIONS                                       2001       2000
----------------------------                                       ----       ----
Dividend yield..............................................        0%           0%
Expected volatility.........................................       80%          80%
Risk-free interest rate.....................................   4.8% - 6.5%     6.5%

    Presented below is a summary of the status of the Company employee and director stock options and the related transactions for the years ended December 31, 2001 and 2000:

                                                                          WEIGHTED AVERAGE
                                                             SHARES        EXERCISE PRICE
                                                         (IN THOUSANDS)      PER SHARE
                                                         --------------      ---------
Options outstanding at January 1, 2000.................       137              $11.70
    Granted/assumed(1).................................       519              $41.70
    Exercised..........................................         5              $40.35
    Forfeited/expired..................................        76              $39.60
                                                              ---              ------
Options outstanding at December 31, 2000...............       575              $34.80
    Granted............................................       513              $ 5.97
    Exercised..........................................        --                  --
    Forfeited/expired..................................       322              $39.88
                                                              ---              ------
Options outstanding at December 31, 2001...............       766              $15.49

---------

(1) Includes options converted in DWeb acquisition.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

DEFINED CONTRIBUTION PLAN

    The Company has a defined contribution savings plan (the 'Plan'), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 20%, which is currently $10,500 of their gross wages, not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by the Company as determined by its Board of Directors. As of December 31, 2001, the Company has not made any contributions to the Plan.

NOTE 14. INCOME TAXES

    The components of the net deferred tax asset as of December 31, 2001 and 2000 consist of the following:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforwards............................  $ 13,700   $  6,900
Stock-based compensation....................................     8,200      7,500
Other miscellaneous.........................................       600         --
                                                              --------   --------
                                                                22,500     14,400
Valuation allowance.........................................   (22,500)   (14,400)
                                                              --------   --------
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              --------   --------
                                                              --------   --------

    Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty on the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2000.

    As of December 31, 2001, the Company had approximately $30 million of net operating loss (NOL) carryforwards for federal income tax purposes. The NOL carryforwards will begin expiring in 2019 if not utilized. During 2000, the Company may have experienced an ownership change as that term is defined in
Section 382 of the Internal Revenue Code. Under that section, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Therefore, the Company's pre-ownership change tax losses may be severely limited and may expire without being utilized.

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Federal income tax, at statutory rate.......................  $(24,400)  $(14,400)
State income tax, net of federal benefit....................    (2,100)    (2,400)
Non-deductible expenditures, including goodwill amortization
  and other.................................................    18,400      4,083
Change in valuation allowance...............................     8,100     12,317
                                                              --------   --------
Income taxes, as recorded...................................  $     --   $     --
                                                              --------   --------
                                                              --------   --------

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 15. SEGMENT REPORTING

    The Company has two reportable operating segments. The Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. The Company's transaction processing technology platform and professional services comprise one reportable segment defined as 'transaction processing and related services.' In addition, the Company designs and delivers custom technical education through delivery of custom computer and Internet-based on line training seminars. This second reportable segment is defined as 'training and client educational services.'

    The following information is presented in accordance with SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information', which established standards for reporting information about operating segments in the Company's financial statements:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Revenue from external customers
    Transaction processing and related services.............  $  4,333   $  3,039
    Training and client educational services................     2,483      2,429
                                                              --------   --------
                                                              $  6,816   $  5,468
                                                              --------   --------
                                                              --------   --------
EBITDA (excluding restructuring and impairment charges)(1)
    Transaction processing and related services.............  $ (8,108)  $(13,467)
    Training and client educational services................       (15)       363
                                                              --------   --------
        EBITDA..............................................    (8,123)   (13,104)
    Depreciation and amortization...........................   (13,644)   (10,445)
    Stock-related compensation..............................    (1,922)   (16,027)
    Interest, net...........................................    (3,031)       939
    Restructuring Charge....................................    (1,563)        --
    Impairment Charge.......................................   (43,375)        --
                                                              --------   --------
    Net Loss................................................  $(71,628)  $(41,335)
                                                              --------   --------
                                                              --------   --------
Identifiable assets
    Transaction processing and related services.............  $  8,030   $ 15,201
    Training and client educational services................       818      1,310
    Corporate, mainly goodwill and other intangibles........     2,637     56,708
                                                              --------   --------
                                                              $ 11,485   $ 73,219
                                                              --------   --------
                                                              --------   --------
Capital expenditures, including product development
    Transaction processing and related services.............  $  2,253   $  5,892
    Training and client educational services................        38         41
                                                              --------   --------
                                                              $  2,291   $  5,933
                                                              --------   --------
                                                              --------   --------

---------

(1) EBITDA is defined as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, (iv) stock-related compensation, and (v) product development costs.

                              EB2B COMMERCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

NOTE 16. SUBSEQUENT EVENTS

    In January 2002, the Company completed a one-for-fifteen reverse stock split. All shares and per share amounts have been adjusted to reflect this reverse stock split.

    In January 2002, the Company acquired Bac-Tech Systems, Inc., a New York City-based privately-held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive for any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon stockholders approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock is redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. The Company expects this vote to occur before the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be paid to the Bac-Tech shareholders. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments in 2003, 2004 and 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding our directors and executive officers:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Richard S. Cohan......................  49    Chief Executive Officer and President
Peter J. Fiorillo.....................  42    Chief Financial Officer and
                                                Chairman of the Board of Directors
Robert Bacchi.........................  47    Chief Operating Officer
Michael Dodier........................  44    Executive Vice President -- Sales
Steven Rabin..........................  46    Chief Technology Officer
Michael S. Falk.......................  40    Director
Timothy P. Flynn......................  51    Director
Stephen J. Warner.....................  61    Director
Harold S. Blue........................  40    Director
Bruce J. Haber........................  49    Director
Mark Reichenbaum......................  51    Director

    Richard S. Cohan joined our company in May 2001 as president and chief operating officer. In July 2001, he became chief executive officer of our company, and relinquished his position as chief operating officer. Mr. Cohan served as senior vice president of CareInsite, a health information technology company (which merged with WebMD in September 2000), from June 1998 to January 2001. He was also president of The Health Information Network Company, an e-health consortium of major New York health insurers and associations of which CareInsite was the managing partner, from 1998 to 2001. Prior to joining CareInsite, Mr. Cohan spent 15 years at National Data Corporation, with various titles including executive vice president.

    Peter J. Fiorillo founded the former eB2B Commerce, Inc, in November 1998. He served as president, chief executive officer and chairman of the board of directors of former eB2B from November 1998 until April 2000, and, upon completion of the April 2000 merger, assumed these positions with our company until November 2000. In November 2000, he relinquished his positions as chief executive officer and president of our company and remained as chairman of the board. From April 2001 until May 2001 he again served as president, and since May 2001, has served as chairman and chief financial officer. He has also served as director of former eB2B from its inception until the April 2000 merger, and has since been a director of our company. From October 1991 until September 1998, Mr. Fiorillo held various positions with FIND/SVP, Inc., a publicly held consulting and business advisory company, including chief operating officer and director. From September 1987 until September 1991, Mr. Fiorillo held various positions with Robert Half/Accountemps of New York, Inc., an employment recruiting and temporary placement firm, including president. As a certified public accountant licensed in New York State, Mr. Fiorillo began his career with Ernst & Young, LLP.

    Robert Bacchi joined our company in January 2002 as chief operating officer following our acquisition of Bac-Tech Systems, Inc., a privately-held New York City based e-commerce company. Mr. Bacchi founded Bac-Tech in 1981 and served as its President since such date.

    Michael Dodier joined our company in January 2002 as executive vice president -- sales following our acquisition of Bac-Tech. Mr. Dodier joined Bac-Tech in 1993 and served as its executive vice president-sales since such date.

    Steven Rabin has served as our chief technology officer since November 2000. Prior to joining our company, Mr. Rabin was the chief technology officer for InterWorld Corporation from May 1997 to

September 2000. From February 1995 to May 1997, Mr. Rabin worked as chief technologist at Logility, Inc., a division of American Software Inc., a publicly held company, where he designed and developed a variety of supply chain management and business-to-business e-commerce solutions.

    Michael S. Falk has been a director of our company since April 2000, and prior to the April 2000 merger was a director of former eB2B since January 2000. Mr. Falk is the co-founder and, since 1988, chairman and chief executive officer of Commonwealth Associates, L.P., a New York-based merchant bank and investment bank. Mr. Falk is also a member of the board of directors of the following public companies: IntraWare, Inc., a provider of Internet-enabled software delivery and information technology management solutions; U.S. Wireless Data, Inc., a provider of technology for wireless point of sale and ATM transactions; and ProxyMed, Inc., a provider of healthcare transaction processing services.

    Timothy P. Flynn has been a director of our company since April 2000, and prior to the April 2000 merger was a director of former eB2B since January 2000. Mr. Flynn is a principal of Flynn Gallagher Associates, LLC. Mr. Flynn is also a director of MCG Communications, Inc., a publicly held telecommunications company. Mr. Flynn has served on the board of directors of PurchasePro.com, Inc., a publicly held business-to-business e-commerce company. From 1993 until 1997, Mr. Flynn served as a director of ValuJet Airlines. Prior to that, he served as a senior executive and director of WestAir Holdings, Inc., a company which operated WestAir, a California-based commuter airline affiliated with United Airlines.

    Stephen J. Warner has been a director of our company since May 2001. Mr. Warner has been chief executive officer of Crossbow Ventures, Inc., a venture capital firm, since January 1999. He was chairman of Bioform Inc., a consulting firm, from 1994 to 1999. From 1991 to 1994, he was a director of Commonwealth Associates, L.P. Mr. Warner served as president of Merrill Lynch Venture Capital from 1981 to 1990.

    Harold S. Blue has been a director of our company since May 2001. Mr. Blue has been the chief operating officer of Commonwealth Associates, L.P. since July 2001 and was an executive vice president from January 2001 to July 2001. He served as chairman and chief executive officer of ProxyMed, Inc. from 1993 to December 2000. Mr. Blue previously served as president and chief executive officer of Health Services, Inc., a physician practice management company, from 1990 to 1993. In 1984 he founded Best Generics, a major generic drug distribution company that was acquired by Ivax Corp. and served on Ivax's board of directors. He also currently serves as a director of the following public companies: Futurelink Corporation; Healthwatch, Inc., a healthcare information technology company; ProxyMed, Inc.; and MonsterDaata, Inc., an information infrastructure utility company.

    Bruce J. Haber has been a director of our company since July 2001. Mr. Haber served as president and chief executive officer of MedConduit.com, Inc., a healthcare e-commerce company, from March 2000 to June 2001. From 1997 until 1999, Mr. Haber was executive vice president and director of Henry Schein, Inc., a healthcare distribution company, and president of such company'smedical group. From 1981 until 1997, Mr. Haber served as president, chief executive officer and director of Micro Bio-Medics, Inc., a medical supply distributor which merged into Henry Schein, Inc. in 1997.

    Mark Reichenbaum has been a director of our company since July 2001. Mr. Reichenbaum has served as president of HAJA Capital Corporation, an investment firm, since 1997. Prior to such time, Mr. Reichenbaum served as president of Medo Industries, Inc., a manufacturer and distributor of consumer products, from 1972 until 1997. From 1996 to 1997, he was Vice President of Quaker State Corporation. Mr. Reichenbaum has also served as co-chairman of Clean Rite Centers, a retail chain of laundry serving super stores, since 1999.

    All of the above directors will hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All of the above executive officers serve at the discretion of our board of directors.

    Commonwealth Associates, L.P. currently has the right to designate two members of our board of directors, and has designated Harold S. Blue and Michael
S. Falk. The holders of our Series B preferred stock, voting as a class, have the right to designate one member of our board of directors, and have designated Timothy P. Flynn. When the holders of the Series B preferred stock no longer have the right to designate a director, Commonwealth shall receive the right to designate such member. Commonwealth's right to designate this third member of the board and one of its two other designees shall expire when the Series C preferred stock has converted into shares of common stock or there is otherwise less than 20% of the originally issued shares of Series C preferred stock outstanding.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports with respect to transactions during our fiscal year ended December 31, 2001, except that Commonwealth Associates, L.P., Commonwealth Associates Management Company, Michael S. Falk, RMC Capital LLC and Robert Priddy, reporting as a group, failed to timely file a Form 4 for five transactions in May 2001. This information was included in a Form 4 filed on September 28, 2001.

    Section 16(a) ('Section 16(a)') of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), requires executive officers and directors and persons who beneficially own more than ten percent (10%) of the Company's common stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission and any national securities exchange on which the Company's securities are registered.

ITEM 10. EXECUTIVE COMPENSATION

    The following table provides information concerning the annual and long-term compensation earned or paid to our chief executive officer and to each of our most highly compensated named executive officers other than the chief executive officer, whose compensation exceeded $100,000 during 2001 . For the period prior to April 18, 2000, the date of the merger of former eB2B with and into DynamicWeb, the following table includes compensation earned at former eB2B, but excludes the compensation earned or paid to DynamicWeb's executives in such capacity prior to the April 2000 merger.

                                                                                  LONG-TERM COMPENSATION
                                                                                 -------------------------
                                                                                 NUMBER OF
                                   ANNUAL COMPENSATION                           SECURITIES
                              ------------------------------       RESTRICTED    UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY         BONUS         STOCK AWARD    OPTIONS     COMPENSATION
---------------------------   ----    ------         -----         -----------    -------     ------------
Peter J. Fiorillo, .........  2001   $225,000       $ 25,000             --       173,000            --
  Chief Financial Officer(1)  2000   $219,000       $ 50,000             --            --            --
                              1999   $195,000(2)    $110,000                      133,000
Richard S. Cohan ...........  2001   $114,086       $  8,333             --       166,667            --
  Chief Executive Officer
  and President(3)
Alan J. Andreini, ..........  2001   $102,083             --             --        66,667       $20,833(5)
  Chief Executive             2000   $112,500                                     100,000
  Officer(1)(4)
John J. Hughes, ............  2001   $105,729       $ 18,750                       17,734       $88,542(5)
  Executive Vice President    2000   $102,000       $ 60,000(7)                                      --
  and General Counsel(6)
Steve Rabin, ...............  2001   $131,250       $ 22,500          3,334        36,667
  Chief Technology            2000   $ 61,500(9)    $ 72,500(10)
  Officer(8)

---------

 (1) Mr. Fiorillo was the chief executive officer of former eB2B prior to the April 2000 merger and of our company from April 2000 until November 2000, at which point Mr. Andreini became our chief executive officer. From April 2001 until May 2001 he served as president and, since May 2001, has served as chief financial officer.

 (2) From January 1, 1999 to September 30, 1999, former eB2B elected, in accordance with the right it was granted under each employment agreement, to accrue the base salary for each of the executive
                                              (footnotes continued on next page)

(footnotes continued from previous page) officers of former eB2B. In January 2000, the accrued salary for each officer (which represented approximately 75% of the total salary for each officer) was converted at the election of the officers, into common stock of former eB2B.

 (3) Mr. Cohan has been employed by our company since May 1, 2001.

 (4) Mr. Andreini was employed by our company from July 2000 until July 2001.

 (5) Represents severance payments.

 (6) Mr. Hughes was employed by our company from June 2000 until July 2001. In connection with his cessation of employment, Mr. Hughes received severance payments, over a six month period, aggregating $106,250.

 (7) Includes a $35,000 signing bonus.

 (8) Mr. Rabin commenced employment with our company in November 2000.

 (9) Includes $32,500 paid as consulting fees to a company whose majority shareholder is Mr. Rabin.

(10) Includes a $50,000 signing bonus.

                             OPTION GRANTS IN 2001

    The following table provides information concerning individual grants of stock options made during 2001 to each of our named executive officers.

                                          PERCENT OF TOTAL OPTIONS
                                         --------------------------
                                         NUMBER OF
                                         SECURITIES    GRANTED TO       EXERCISE OR
                                         UNDERLYING   EMPLOYEES IN       BASE PRICE
                 NAME                     OPTIONS         2001        (IN $ PER SHARE)   EXPIRATION DATE
                 ----                     -------         ----        ----------------   ---------------
Peter J. Fiorillo......................    66,667         17.4%            $ 8.25           May 2011
Richard S. Cohan.......................   133,334         34.8%            $ 8.25           May 2011
John J. Hughes.........................    17,734          4.7%            $ 3.45         June 2010(2)
Steven Rabin...........................    36,667          9.8%            $ 3.45         November 2010
Alan Andreini..........................    66,667         17.4%            $11.25        January 2011(1)

            AGGREGATED OPTION EXERCISES IN 2001 AND YEAR END VALUES

    The following table provides information concerning the exercise of stock options during 2001, and the value of unexercised options owned, by each of our named executive officers:

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                               SHARES                UNDERLYING UNEXERCISED(1)      IN-THE-MONEY OPTIONS(2)
                              ACQUIRED     VALUE    ---------------------------   ---------------------------
           NAME              ON EXERCISE  REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------  --------  -----------   -------------   -----------   -------------
Peter J. Fiorillo..........      --          --       133,000             --             --             --
Richard S. Cohan...........      --          --            --        133,334             --             --
Steven Rabin...............      --          --        12,223         38,666             --             --
Alan Andreini..............      --          --            --             --             --             --
John J. Hughes, Jr. .......      --          --            --             --             --             --

---------

(1) Includes ownership of options as of December 31, 2001.

(2) Based on closing price of our common stock as reported on Nasdaq on December 31, 2001 as adjusted for the 1:15 reverse stock split effective January 10, 2002.

EMPLOYMENT AGREEMENTS

    Our company and Richard S. Cohan, our chief executive officer and president, are parties to an employment agreement, dated May 4, 2001. The initial term of the agreement expires on May 3, 2004, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $175,000 with a minimum annual bonus of $50,000. Mr. Cohan was also granted options to purchase 133,334 shares of common stock pursuant to our amended 2000 stock option plan. In the event Mr. Cohan's employment is terminated, for reason other than 'cause' (as defined in the agreement), including the resignation of Mr. Cohan for good reason, the termination of Mr. Cohan's employment for our own convenience or upon Mr. Cohan's death or disability, the agreement provides that we are required to pay Mr. Cohan an amount equal to his annual base salary and bonus for a period of six months following the date of the event that resulted in the termination of employment and his options shall accelerate and immediately vest as provided in the agreement.

    Our company and Peter J. Fiorillo, our chairman of the board of directors and chief financial officer, are parties to an employment agreement, dated December 1, 1998, as amended April 2001. The initial term of the agreement expires in December 2002, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $225,000 with a minimum annual bonus of $25,000. Under the terms of the agreement, we may terminate Mr. Fiorillo's employment for reasons other than 'cause' (as defined in the agreement) including for our own convenience or upon Mr. Fiorillo's death or disability, or in the event of a 'change of control' involving our company. Upon such termination other than for cause or in the event of a change in control, we are required to pay Mr. Fiorillo an amount equal to 75% of his annual base salary and bonus. The employment agreement provides that a change of control is deemed to occur if we have a net worth of at least $1,000,000 and either (i) a third party becomes the beneficial owner of our shares having 30% or more of the voting power toward the election of directors or (ii) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing, the persons who were our directors cease to constitute a majority of our Board or any successor. The payments are to be made over a nine-month period following the date of the event that resulted in the termination of employment or the 'change of control.'

    Our company and Steven Rabin, our chief technology officer, are parties to an employment agreement, dated as of October 31, 2000, as amended December 31, 2001. The initial term expires on December 31, 2003, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement permits Mr. Rabin to determine the allocation of his business time between our offices and his home in Massachusetts. As amended, the agreement provides for an annual base salary of $87,500 and an annual minimum bonus of $22,500 in exchange for Mr. Rabin working half time. In the event the agreement is terminated for reasons other than 'cause' (as defined in the agreement), including the resignation of Mr. Rabin for good reason, the termination of Mr. Rabin's employment for convenience or upon Mr. Rabin's death or disability, we are required to pay Mr. Rabin an amount equal to 50% of his annual base salary, with such sum payable over a period of six months.

    In connection with the acquisition of their company Bac-Tech Systems, Inc., our company entered into employment agreements, dated January 2, 2002, with each of Robert Bacchi and Michael Dodier pursuant to which they were employed as our chief operating officer and executive vice president -- sales, respectively. The initial term of the agreements expires on January 1, 2005, but the agreements automatically renew for successive one-year terms unless terminated by either party prior to renewal. The employment agreements each provide for an annual base salary of $165,000. Messrs. Bacchi and Dodier were each also granted options to purchase 33,334 shares of common stock pursuant to our amended 2000 stock option plan. In the event the employment of Mr. Bacchi or Mr. Dodier is terminated by us during the first year for reasons other than 'cause' (as defined in the agreements), including termination of employment for our convenience, we are required to pay the terminated employee an amount equal to his annual base salary for the remainder of the year plus an additional six months. If either employee is terminated without cause or for our convenience after the first year or in the event of their respective deaths or disabilities at any time, he or his estate would be entitled to his base salary for a period of six months from termination.

PROVISIONS OF OUR CHARTER AND BY-LAWS

    Our amended and restated certificate of incorporation provides that we will indemnify any person who is or was our director, officer, employee or agent to the fullest extent permitted by the New Jersey Business Corporation Act, and to the fullest extent otherwise permitted by law. The New Jersey law permits a New Jersey corporation to indemnify its directors, officers, employees and agents against liabilities and expenses they may incur in such capacities in connection with any proceeding in which they may be involved, unless a judgment or other final adjudication adverse to the director, officer, employee or agent in question establishes that his or her acts or omissions (a) were in breach of his or her duty of loyalty (as defined in the New Jersey law) to our company or our stockholders, (b) were not in good faith or involved a knowing violation of law or (c) resulted in the receipt by the director, officer, employee or agent of an improper personal benefit.

    Pursuant to our amended and restated certificate of incorporation and the New Jersey law, no director or officer of our company will be personally liable to us or to any of our stockholders for damages for breach of any duty owed to us or our stockholders, except for liabilities arising from any breach of duty based upon an act or omission (i) in breach of such director's or officer's duty of loyalty (as defined in the New Jersey law) to us or our stockholders,
(ii) not in good faith or involving a knowing violation of law or
(iii) resulting in receipt by such director or officer of an improper personal benefit.

    In addition, our bylaws include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith, and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he or she had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent will not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful. Indemnification as provided in the bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows the common stock owned by our directors and named executive officers, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of January 15, 2002 and all of our current directors and executive officers as a group. Included as shares beneficially owned are shares of convertible preferred stock, which preferred shares have the equivalent voting rights of the underlying common shares. Such preferred shares are included to the extent of the number of underlying shares of common stock. Also included are shares of common stock underlying convertible notes.

                                                                                          PERCENT OF
                                                     BENEFICIAL                          COMMON STOCK
NAME AND ADDRESS                                    OWNERSHIP OF       PERCENT OF         ON A FULLY
OF BENEFICIAL OWNER(1)                            CAPITAL STOCK(2)   COMMON STOCK(3)   DILUTED BASIS(4)
----------------------                            ----------------   ---------------   ----------------
Alan J. Andreini(5).............................        33,334(6)          1.8%            *
John J. Hughes(7)...............................        23,431(8)          1.3%            *
Steven Rabin....................................        13,376(9)            *             *
Peter J. Fiorillo...............................       310,790(10)        16.0%               1.6%
Michael S. Falk(11).............................     2,873,373(12)        61.7%              15.2%
Timothy P. Flynn(13)............................       389,825(14)        17.5%               2.1%
Bruce J. Haber..................................       --                    *             *
Mark Reichenbaum(15)............................       223,266(16)        10.9%               1.2%
Richard S. Cohan................................         3,447               *             *
Stephen J. Warner(17)...........................     1,579,321(18)        46.3%               8.4%
Harold S. Blue(19)..............................        18,731(20)         1.0%            *
Commonwealth Associates LP(21)..................     1,159,116(22)        38.7%               6.2%
Robert Priddy(23)...............................     2,580,096(24)        58.6%              13.5%
All directors and officers as a group
  (11 persons)..................................     5,945,463(25)        81.4%              31.5%

---------

*   Less than 1%

 (1) The address of each person who is a 5% holder, except as otherwise noted, is c/o eB2B Commerce, Inc., 757 Third Avenue, New York, New York 10017.

 (2) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. Includes ownership of only those options and warrants that are exercisable within 60 days of the date of this prospectus.

 (3) The ownership percentages in this column for each person listed in this table are calculated assuming the exercise of all options and warrants held by such person exercisable within 60 days of the date of January 15, 2002 and conversion of all convertible notes held by such person convertible within such time period and giving effect to the shares of common stock underlying the Series A preferred stock, the Series B preferred stock, the Series C preferred stock and the Series D preferred stock held by such person.

 (4) The ownership percentages in this column are calculated for each person listed in this table on a fully diluted basis, assuming the exercise of all options and warrants, exercisable within 60 days, held by such person and all of our other securityholders and conversion of all preferred stock and convertible notes regardless of whether or not convertible within 60 days held by such person and all of our other securityholders.

 (5) Mr. Andreini is no longer an officer or employee of our company as of August 2001.

 (6) Includes 33,334 shares underlying warrants.

 (7) Mr. Hughes is no longer an officer or employee of our company as of July 2001.

 (8) Includes 21,067 shares underlying options or warrants.

 (9) Includes 10,042 shares underlying options and 3,334 shares of restricted stock.

(10) Includes 106,333 shares underlying options and 2,838 shares of common stock owned by family members.

(11) The address of Mr. Falk is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(12) In addition to the aggregate of 1,159,116 shares beneficially owned by Commonwealth Associates L.P., which may be deemed to be beneficially owned by Mr. Falk, Mr. Falk's holdings include 12,056 shares of common stock, and the right to acquire (i) 645,180 shares underlying warrants and options,
     (ii) 24,672 shares underlying convertible preferred stock. In his capacity as chairman and controlling equity owner of Commonwealth Associates Management Corp., Mr. Falk shares voting
                                              (footnotes continued on next page)

(footnotes continued from previous page) and dispositive power with respect to the securities beneficially owned by Commonwealth Associates L.P. and may be deemed to be the beneficial owner of such securities. In addition, Mr. Falk (i) as sole member of the general partner of ComVest Venture Partners, LP, Mr. Falk may be deemed to own the 104,167 shares underlying warrants owned by such entity, and (ii) as a manager and principal member of ComVest Capital Partners, LLC, Mr. Falk may be deemed to beneficially own the 928,182 shares beneficially owned by such entity, which is inclusive of 895,287 shares underlying warrants and 32,895 underlying convertible preferred stock. With respect to the entities mentioned in this note, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to such entities' shares and may therefore be deemed to be the beneficial owner of such securities.

(13) The address of Mr. Flynn is c/o Flynn Gallagher Associates, 3291 North Buffalo Drive, Las Vegas, Nevada 89129.

(14) Includes (i) 254,383 shares underlying convertible preferred stock, (ii) 5,911 shares underlying options and (iii) 128,516 shares underlying warrants.

(15) The address of Mr. Reichenbaum is c/o HAJA Capital Corp., 323 Railroad Avenue, Greenwich, Connecticut 06830.

(16) Includes (i) 137,559 shares underlying convertible preferred stock and (ii) 81,250 shares underlying warrants.

(17) The address of Mr. Warner is One N. Clematis Street, West Palm Beach, Florida 33401.

(18) Includes 734,723 shares underlying convertible preferred stock, 206,612 shares underlying convertible notes and 632,564 shares underlying warrants owned by Alpine Venture Capital Partners L.P. Mr. Warner is the chief executive officer of Crossbow Ventures Inc., the management company for Alpine Venture Capital Partners L.P.

(19) The address of Mr. Blue is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(20) Includes 5,450 shares underlying convertible preferred stock and 13,163 shares underlying warrants.

(21) The address of Commonwealth Associates, L.P. is 830 Third Avenue, New York, New York 10022.

(22) Commonwealth Associates, L.P.'s holding includes 2,686 shares underlying convertible preferred stock and 1,116,759 shares underlying warrants and unit purchase options. The address for ComVest Capital Management LLC is 830 Third Avenue, New York, New York 10022.

(23) The address of Mr. Priddy is 830 Third Avenue, New York, New York 10022.

(24) Mr. Priddy may be deemed to beneficially own (i) 1,689,802 shares beneficially owned by RMC Capital, LLC ('RMC'), of which Mr. Priddy is a manager and principal member, (ii) 451,541 shares underlying warrants,
     (iii) 149,397 shares underlying convertible preferred stock and (iv) 289,256 shares underlying convertible notes. RMC's beneficial holdings include 8,341 shares of common stock and (i) 551,111 shares underlying warrants and (ii) 1,130,350 shares underlying preferred stock.

(25) Includes (i) 1,525,702 shares underlying convertible preferred stock, (ii) 3,616,886 underlying warrants, (iii) 206,612 shares underlying convertible notes and (iv) 122,286 shares under stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1999, former eB2B entered into a finder's agreement with Commonwealth, which provided that upon completion of a merger, sale or other similar transaction, Commonwealth would earn a finder's fee equal to three percent of the total compensation received in the transaction. Upon the completion of the April 2000 merger, we issued Commonwealth 3% of the total number of securities received by former eB2B's stockholders in the merger, consisting of 48,019 shares of our common stock and seven-year warrants to purchase 33,493 shares of our common stock at an exercise price of $31.05.

    In November 1999, in connection with Commonwealth providing advisory services to former eB2B during the merger, former eB2B granted to Commonwealth five-year warrants to purchase 470,000 shares of former eB2B common stock (equivalent to 83,347 shares of our common stock at an exercise price equivalent to $31.05 per share). The warrants vested upon the closing of the April 2000 merger.

    In April and May 2001, we issued to Commonwealth (and its designees), for providing services as the placement agent in a private placement of convertible notes and warrants, five year 'agents options' to purchase Series C preferred stock, convertible into an aggregate of 125,000 shares of our common stock at an exercise price of $7.50 and warrants to purchase 125,000 shares of our common stock at an exercise price of $13.95 per share. We also paid Commonwealth a fee of $637,500 plus reimbursement of its expenses in connection with such services.

    In connection with the closing of the April/May 2001 financing, we canceled a $2,050,000 line of credit issued to us in April 2001 by ComVest Venture Partners L.P., an affiliate of Commonwealth, pursuant to which we did not borrow any funds. We incurred a cash fee amounting to $61,500 in consideration of the availability of the line of credit. In addition, ComVest Venture Partners L.P. was issued warrants to purchase 60,000 shares of our common stock at an exercise price of $1.80 per share for a period of five years.

    In December 2001, Commonwealth acted as the placement agent in our bridge financing and we paid Commonwealth a placement fee of $200,000 plus reimbursement of its expenses in connection with such services.

    In January 2002, we issued Commonwealth (and its designees) for providing services as the placement agent in the private placement of convertible notes and warrants, five year warrants to purchase 165,288 shares of our common stock at an exercise price of $2.42 per share.

    All of the above share numbers for our common stock have been adjusted to reflect the one-for-fifteen reverse stock split effected in January 2002, but do not reflect anti-dilution adjustments subsequent to their issuance.

    Commonwealth currently beneficially owns 38.7% of our voting securities 6.2% on a fully diluted basis).

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2002                            EB2B COMMERCE, INC.

                                          By         /s/ RICHARD S. COHAN
                                              ..................................
                                                      RICHARD S. COHAN
                                             CHIEF EXECUTIVE OFFICER & PRESIDENT

April 15, 2002                            EB2B COMMERCE, INC.

                                          By        /s/ PETER J. FIORILLO
                                              ..................................
                                                      PETER J. FIORILLO
                                                   CHIEF FINANCIAL OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
          /s/ PETER J. FIORILLO             Director                                April 15, 2002
 .........................................
           (PETER J. FIORILLO)

           /s/ MICHAEL S. FALK              Director                                April 15, 2002
 .........................................
            (MICHAEL S. FALK)

            /s/ STEPHEN J. WARNER           Director                                April 15, 2002
 .........................................
             (STEPHEN J. WARNER)

            /s/ HAROLD S. BLUE              Director                                April 15, 2002
 .........................................
             (HAROLD S. BLUE)

          /s/ MARK REICHENBAUM              Director                                April 15, 2002
 .........................................
             (MARK REICHENBAUM)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

NUMBER                          DESCRIPTION
------                          -----------
 2.1 -- Agreement and Plan of Merger by and between eB2B Commerce, Inc. and DynamicWeb
        Enterprises, Inc., dated December 1, 1999, and as amended, dated February 29, 2000
        (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 filed with the Registrant's
        Registration Statement on Form S-4 filed on January 24, 2000 and amended on March 20, 2000
        ('Form S-4')).
 2.2 -- Agreement and Plan of Merger by and between eB2B Commerce, Inc., Netlan Merger
        Corporation and Netlan Enterprises, Inc., dated February 22, 2000 (incorporated by reference to Exhibit 2.5 filed with the Registrant's Form S-4).
 2.3 -- Agreement and Plan of Merger among eB2B Commerce, Inc., Bac-Tech Systems, Inc., Robert
        Bacchi and Michael Dodier, dated as of January 2, 2002 (incorporated by reference to
        Exhibit 2.1 as filed with the Registrant's Form 8-K, dated January 2, 2002).
 3.1 -- Certificate of Incorporation, as filed with the Secretary of State of New Jersey on
        August 7, 1979 together with subsequently filed Amendments and Restatements through April
        2001, inclusive of terms and designations for Series A and Series B preferred stock
        (incorporated by reference to Exhibits 3.1.1 through Exhibit 3.1.13 filed with the
        Registrant's Form S-4) and Amendments filed from May 2001 through January 2002, inclusive of terms and designations of Series C and Series D preferred stock.
 3.2 -- Bylaws adopted August 7, 1979 including all subsequently filed Amendments and
        Restatements (incorporated by reference to Exhibit 3.2.1 through Exhibit 3.2.4 filed with the Registrant's Form S-4).
10.1 -- Agreement of Sub-Lease between 757 Third Avenue LLC and eB2B Commerce, Inc., dated
        July 28 2000 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Annual
        Report on Form 10-KSB for the year ended December 31, 2000 ('2000 Form 10-KSB').
10.2 -- Employment Agreement between Peter J. Fiorillo and eB2B Commerce, Inc., dated effective as of December 1, 1998 (incorporated by reference to Exhibit 10.3 filed with the
        Registrant's Form S-4) and amendment thereto effective as of April 2001 (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2).
10.3 -- Employment Agreement between Richard S. Cohan and eB2B Commerce, Inc., dated effective as of May 4, 2001 (incorporated by reference to Amendment No. 1 to the Registrant's
        Registration Statement on Form SB-2).
10.4 -- Employment Agreement between eB2B Commerce, Inc. and Steven Rabin, dated effective as of
        October 31, 2000 (incorporated by reference to Exhibit 10.6 as filed with the Registrant's
        2000 Form 10-KSB) and amendment thereto effective as of April 2001 (incorporated by reference to Amendment No. 1 the Registrant's Registration Statement on Form SB-2).
10.5 -- Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to
        Amendment No. 1 to the Registrant's Registration Statement on Form SB-2)and schedule related thereto.
10.6 -- Form of Unit Subscription Agreement relating to Series B preferred stock and warrants
        (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement
        on Form SB-2)and schedule related thereto.
10.7 -- Form of Unit Subscription Agreement relating to convertible notes and warrants issued in
        April/May 2001 (incorporated by reference to Amendment No. 1 to the Registrant's
        Registration Statement on Form SB-2)and schedule related thereto.
10.8 -- Form of Unit subscription relating to convertible notes and warrants issued in
        December 2001 and schedule related thereto.
10.9 -- Form of Unit Subscription Agreement relating to convertible notes and warrants issued in
        January 2002 and schedule related thereto.
10.10-- Form of 7% Senior Subordinated Secured Convertible Note.

NUMBER                          DESCRIPTION
------                          -----------
10.11-- Software License Agreement between InterWorld Corporation and eChannel Ventures Inc., dated December 11, 1998,
        Addendum thereto dated September 30, 1999, Letter
        Agreement amending the Addendum, dated February 21, 2001,
        Amendment No. 1, dated April 12, 2001 and Amendment
        No. 2, dated December 24, 2001.
10.12-- eB2B Commerce, Inc. 2000 Stock Option Plan, as amended
        July 3, 2001.
10.13-- Promissory Note, dated January 2, 2002, issued by eB2B
        Commerce, Inc. in favor of Robert Bacchi (incorporated by
        reference to Exhibit 10.1 as filed with the Registrant's
        Form 8-K, dated January 2, 2002).
10.14-- Promissory Note, dated January 2, 2002, issued by eB2B
        Commerce, Inc. in favor of Michael Dodier (incorporated by reference to Exhibit 10.2 as filed with the Registrant's
        Form 8-K, dated January 2, 2002).
10.15-- Security Agreement, dated January 2, 2002, between eB2B
        Commerce, Inc. and each of Robert Bacchi and Michael
        Dodier (incorporated by reference to Exhibit 10.3 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.16-- Registration Rights Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and each of Robert Bacchi and
        Michael Dodier (incorporated by reference to Exhibit 10.4
        as filed with the Registrant's Form 8-K, dated January 2,
        2002).
10.17-- Employment Agreement, dated January 2, 2002, between eB2B
        Commerce, Inc., and Robert Bacchi (incorporated by
        reference to Exhibit 10.5 as filed with the Registrant's
        Form 8-K, dated January 2, 2002).
10.18-- Employment Agreement, dated January 2, 2002, between eB2B
        Commerce, Inc. and Michael Dodier (incorporated by
        reference to Exhibit 10.6 as filed with the Registrant's
        Form 8-K, dated January 2, 2002).
10.19-- Non-Competition Agreement, dated January 2, 2002, between
        eB2B Commerce, Inc. and Robert Bacchi (incorporated by
        reference to Exhibit 10.7 as filed with Registrant's
        Form 8-K, dated January 2, 2002).
10.20-- Non-Competition Agreement, dated January 2, 2002, between
        eB2B Commerce, Inc. and Michael Dodier (incorporated by
        reference to Exhibit 10.8 as filed with Registrant's
        Form 8-K, dated January 2, 2002).


                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as ............................... 'TM'