Form 10QSB
period 2002-03-31
EB2B COMMERCE INC /NY/
filed 2002-05-20
CIK 317788

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                          COMMISSION FILE NUMBER 10039

                              -------------------

                              eB2B COMMERCE, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEW JERSEY                                        22-2267658
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                                  665 BROADWAY
                               NEW YORK, NY 11003
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 477-1700
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 10, 2002, there were 1,875,576 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

    Transitional Small Business Disclosure format Yes [ ] No [X]

--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              eB2B COMMERCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                                 ----           ----
                                                              (UNAUDITED)
                           ASSETS
Current Assets
    Cash and cash equivalents...............................   $     834     $   2,240
    Restricted cash.........................................       1,441         1,441
    Accounts receivable, net................................       1,397           993
    Other current assets....................................         292           276
                                                               ---------     ---------
        Total Current Assets................................       3,964         4,950
Property and equipment, net.................................       1,450         1,960
Goodwill, net...............................................       2,671         1,557
Other intangibles, net......................................       1,536           815
Other assets................................................       1,606         1,787
                                                               ---------     ---------
        Total Assets........................................   $  11,227     $  11,069
                                                               ---------     ---------
                                                               ---------     ---------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt....................   $     126     $     126
    Accounts payable........................................       1,529         1,562
    Accrued and other.......................................       1,415         1,746
    Lease termination costs.................................       1,299         1,299
    Deferred income.........................................         413           227
                                                               ---------     ---------
        Total Current Liabilities...........................       4,782         4,960
Long-term debt, less current maturities.....................       1,424         1,781
Capital lease obligations, less current maturities..........          69           104
Lease termination costs.....................................         595           595
Other.......................................................         729           991
                                                               ---------     ---------
        Total Liabilities...................................       7,599         8,431
                                                               ---------     ---------
Commitments and contingencies
Stockholders' Equity
    Preferred stock, convertible Series A -- $.0001 par
      value; 2,000 shares authorized; 7 shares issued and
      outstanding at March 31, 2002 and December 31, 2001...      --            --
    Preferred stock, convertible Series B -- $.0001 par
      value; 4,000,000 shares authorized; 2,355,397 and
      2,477,053 shares issued and outstanding at March 31,
      2002 and December 31, 2001, respectively..............      --            --
    Preferred stock, convertible Series C -- $.0001 par
      value; 1,750,000 shares authorized; 763,125 shares
      outstanding at March 31, 2002 and December 31, 2001...      --            --
    Preferred stock, convertible Series D -- $.0001 par
      value; 100,000 shares authorized; 95,000 shares issued
      and outstanding at March 31, 2002 and December 31,
      2001..................................................      --            --
    Common stock -- $.0001 par value; 200,000,000 shares
      authorized; 1,863,669 and 1,603,137 shares issued and
      outstanding at March 31, 2002 and December 31, 2001,
       respectively..........................................     --            --
    Additional paid-in capital..............................     158,408       155,907
    Accumulated deficit.....................................    (154,093)     (152,499)
    Unearned stock-based compensation.......................        (687)         (768)
                                                               ---------     ---------
        Total Stockholders' Equity..........................       3,628         2,638
                                                               ---------     ---------
        Total Liabilities and Stockholders' Equity..........   $  11,227     $  11,069
                                                               ---------     ---------
                                                               ---------     ---------

     See accompanying notes to condensed consolidated financial statements.

                              eB2B COMMERCE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2002          2001
                                                                   ----          ----
Revenue.....................................................    $   1,616     $   1,864
                                                                ---------     ---------
Costs and expenses
    Cost of revenue.........................................          539           874
    Marketing and selling (exclusive of stock-based
      compensation expense of $75 and $107 for the three
      months ended March 31, 2002 and 2001, respectively)...          148           834
    Amortization of product development costs (exclusive of
      stock-based compensation expense of $2 for three
      months ended March 31, 2002 and 2001 respectively)....          345         1,145
    General and administrative (exclusive of stock-based
      compensation expense of $4 and $573 for the three
      months ended March 31, 2002 and 2001, respectively)...        1,234         2,555
    Depreciation............................................          554           505
    Amortization of other intangibles and goodwill..........          194         3,401
    Stock-based compensation expense........................           81           682
                                                                ---------     ---------
        Total costs and expenses............................        3,095         9,996
                                                                ---------     ---------
        Loss from operations................................       (1,479)       (8,132)
Interest and other, net.....................................         (115)           35
                                                                ---------     ---------
        Net loss............................................      $(1,594)      $(8,097)
                                                                ---------     ---------
                                                                ---------     ---------
Basic and diluted net loss per common share.................      $ (0.86)      $ (7.80)
                                                                ---------     ---------
                                                                ---------     ---------
Weighted average number of common shares outstanding........    1,846,460     1,037,518
                                                                ---------     ---------
                                                                ---------     ---------

     See accompanying notes to condensed consolidated financial statements.

                              eB2B COMMERCE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2002         2001
                                                               ----         ----
Operating Activities
    Net loss................................................  $(1,594)     $(8,097)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization.......................    1,093        3,907
        Stock-based compensation expense....................       81          682
        Non-cash interest expense...........................       88        --
    Management of operating assets and liabilities
        Accounts receivable, net............................      (78)        (248)
        Accounts payable....................................     (237)         295
        Accrued expenses and other liabilities..............     (530)        (281)
        Other...............................................      139           76
                                                              -------      -------
            Net cash used in operating activities...........   (1,038)      (3,666)
                                                              -------      -------
Investing Activities
    Product development expenditures........................     (123)        (896)
    Purchase of property and equipment......................      (13)        (195)
    Acquisitions, net of cash acquired......................     (198)       --
                                                              -------      -------
            Net cash used in investing activities...........     (334)      (1,091)
                                                              -------      -------
Financing Activities
    Repayment of borrowings.................................    --            (250)
    Proceeds from borrowings................................    --           --
    Payment of capital lease obligations....................      (34)         (82)
                                                              -------      -------
            Net cash used in financing activities...........      (34)        (332)
                                                              -------      -------
Net decrease in cash and cash equivalents...................   (1,406)      (5,089)
Cash and cash equivalents at beginning of period............    2,240        9,650
                                                              -------      -------
Cash and cash equivalents at end of period..................  $   834      $ 4,561
                                                              -------      -------
                                                              -------      -------
Non-cash transactions
    Common and preferred stock issued in connection with
      acquisition...........................................  $ 1,240      $ --
    Issuance of warrants with convertible debt..............  $   750      $ --
    Issuance of long term note in connection with
      acquisition...........................................  $   397      $ --
    Beneficial conversion with issuance of convertible
      debt..................................................  $   512      $ --
Cash paid during the period for interest....................  $ --         $    43

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

    Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. For the three-month periods ended March 31, 2002 and 2001, the Company incurred losses of approximately $1.6 million and $8.1 million, respectively, and generated negative cash flows from operations of $1 million and $3.7 million respectively. As of March 31, 2001, the Company has an accumulated deficit of approximately $154.1 million.

    To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures during the third and fourth quarter of 2000 and into 2001.

   --Entering into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares of our common stock during the fourth quarter of 2001 and the restructuring of a current accrued liability of $262,500 through the issuance a five year 7% senior subordinated secured convertible notes during January 2002

   --The settlement of certain liabilities in December 2001 for approximately
     $400,000 less than what was previously owed; and

   --The average savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan we initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses.

The Company is prepared to and has begun to take the following actions to improve its cash position and fund its operating losses:

   --Additional cost reduction measures, which the Company believes with further reduce annual salaries by $1,000,000; in this respect, the Company staff was reduced by six employees in April and May of 2002 resulting in annual savings of $665,000;

   --Sell its training business, subject to finding a suitable buyer; and

   --Raise additional capital, for which there can be no assurance of obtaining.

NOTE 2. BASIS OF PRESENTATION

    The accompanying quarterly financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

    In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and certain other prior period balances have
                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

been reclassified to conform to the current period presentation. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes therein included in the audited annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

    In January 2002, the Company also completed a fifteen for one reverse stock split. All shares and per share amounts have been adjusted to reflect this reverse stock split.

NOTE 3. ACQUISITION OF BAC-TECH SYSTEMS

    In January 2002, the Company acquired Bac-Tech Systems, Inc., a New York City-based privately-held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive for any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon our stockholders' approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock is redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. The Company expects this vote to occur prior to the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be made to the Bac-Tech shareholders. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments in 2003, 2004 and 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet in the amount of $397,000 after discounting this note using the Company's estimated borrowing rate of 15 percent.

    The Company has accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,930,000, which consisted of (i) cash of approximately $250,000; (ii) 200,000 shares of the Company's common stock at a price of $2.33 for total consideration of $465,000;
(iii) 95,334 shares of Series D Preferred stock valued at $775,000; (iv) a three-year non-interest bearing note with a face value of $600,000 and a net present value of $397,000 assuming the Company's effective borrowing rate; and
(v) $52,000 in closing costs and other items.

                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    The following is a summary of the initial allocation of the purchase price of the Bac-Tech acquisition (in thousands):

Purchase price..............................................  $1,887
Acquisition costs...........................................      43
                                                              ------
    Total purchase price....................................  $1,930
                                                              ------
                                                              ------

Cash assumed................................................  $   52
Accounts receivable, net....................................     326
Other current assets........................................      51
Property, plant, and equipment, net.........................      47
Accounts payable............................................    (196)
Accrued expenses and other current liabilities..............    (161)
Deferred revenue............................................    (110)
                                                              ------
Historical net assets acquired..............................       9
Identifiable intangible assets..............................     807
Goodwill....................................................   1,114
                                                              ------
    Total purchase price....................................  $1,930
                                                              ------
                                                              ------

    The Company is in the process of completing its estimate of the allocation of the purchase price to identifiable, intangible assets and goodwill. As of this date, the Company estimated that the identifiable intangible assets include
(i) customer list of $188,000, which is estimated to have a useful life of three years; (ii) Bac-Tech technology of $475,000, which is estimated to have a useful life of two years; and (iii) a below market-value lease for office space, which is estimated at $144,000 and has a remaining life of 6 years, the remainder of the lease term.

    Because the acquisition of Bac-Tech occurred on the second day of the year, the results of operations represents the full month period for both companies. The following represents the summary unaudited pro forma condensed consolidated results of operations for the three-month period ended March 31, 2001 as if the acquisition had occurred at the beginning of the period presented (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2001
                                                              --------------
Revenue...................................................       $ 2,064
Net loss..................................................        (8,449)
Basic and diluted net loss per common share...............         (5.38)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF SFAS 142

    At the beginning of 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 142, 'Goodwill and Other Intangible Assets'. SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an impairment test of their carrying value. An initial impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. The Company has not yet completed the initial impairment test and expects to do so during the second quarter of 2002. Therefore, the historical results of
                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effects of SFAS No. 142 and accordingly the first quarter of 2001 includes amortization of goodwill in the amount of approximately $3,182,000. During the three-month periods ended March 31, 2002 and 2001, the Company recorded amortization expense of $194,000 and $219,000, respectively, related to other intangible assets with definitive useful lives, which will continue to be amortized over their remaining useful lives.

    The following represents pro forma net loss and loss per share assuming the adoption of SFAS No. 142 in the first quarter of 2001 ($ in thousands, except per share data):

                                                          FOR THE QUARTER ENDED
                                                             MARCH 31, 2001
                                                             --------------
Reported net loss.......................................         $(8,097)
Add: amortization of goodwill...........................           3,182
                                                                 -------
Adjusted net loss.......................................         $(4,915)
                                                                 -------
                                                                 -------

Basic and diluted earnings per share....................         $ (7.80)
Add: Goodwill amortization..............................            3.06
                                                                 -------
Adjusted net loss.......................................         $ (4.74)
                                                                 -------
                                                                 -------

NOTE 5. LONG TERM DEBT AND FINANCINGS

    In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ('Bridge Notes') and warrants (Bridge Warrants') to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

    In January 2002, the Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ('7% Notes'), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% notes are convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the bridge notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share ('Private Placement Warrants'). Using the relative fair value method in accordance with EITF 00-27, the Company determined that the Private Placement Warrants issued have a value of $570,000 based on utilizing the Black Scholes Pricing with assumptions as follows: (i) expected life of two years;
(ii) volatility of 80 percent; (iii) risk free borrowing rate of 4.9 percent; and (iv) allocation of 29 percent of the proceeds to the warrants based on the relative fair values of the warrants and the debt. Accordingly, the Company determined that there was a beneficial conversion feature related to the 7% Notes of in the amount of $512,000. This beneficial conversion feature was recorded as an unamortized discount on the 7% Notes and will accreted as interest expense over the five year life of the 7% Notes.

    The warrants issued with the Bridge Notes were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.9 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of bridge notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the
                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

beneficial conversion feature of $1,213,000, net of accreted interest to date of $88,000, is included in long term debt in the accompanying condensed consolidated financial statements.

    In connection with these financings, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.40 per share to our placement agent in connection with the issuance of the 7% Notes ('Agent Warrants). The Agent Warrants were valued at $181,000 using the Black-Scholes model using the assumptions noted above. These financing costs are also being amortized and charged to interest expense over the five-year life of the debt.

    The proceeds of these financings are being used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-Tech acquisition. No cash payment of principal is required prior to the maturity date in January 2007. Interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

NOTE 6. RESTRUCTURING

    To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

    In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility. The following is a summary of the restructuring charge recognized in the year ended December 31, 2001 and the remaining accruals as of March 31, 2002 (in thousands):

                                                   RESTRUCTURING   AMOUNTS PAID AS OF     BALANCE AT
                                                      CHARGE         MARCH 31, 2002     MARCH 31, 2002
                                                      ------         --------------     --------------
Lease termination................................     $1,765             $  162             $1,603
Severance for 40 employees.......................      1,145              1,134                 11
Contract termination settlement..................        418                418               --
                                                      ------             ------             ------
    Total Charges................................     $3,328             $1,714             $1,614
                                                      ------             ------             ------
                                                      ------             ------             ------

    In December 2001, the Company issued 156,667 shares to two former employees to satisfy $282,000 in severance claims, which is included in the payments above. The Company made the final payment related to employee severance in the second quarter of 2002. The Company expects to finalize the lease termination in the second quarter of 2002, although there can be no assurance in this regard.

NOTE 7. NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at March 31, 2002 and 2001, options and warrants to purchase 8,974,053 and 1,550,383 common shares, and preferred shares or long term debt convertible into 8,188,480 and 880,030 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

    The unaudited pro forma net loss per common share presented in Notes 3 and 4 herein has been computed in the same manner as net loss per common share.

                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8. PRODUCT DEVELOPMENT

    Statement of Position ('SOP') 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company. As of March 31, 2002 and December 31, 2001, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $1,170,000 and $1,631,000, respectively. Total product development expenses were approximately $345,000 and $1,145,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE 9. RELATED PARTIES

    A principal and Chief Executive Officer of a financial advisor (the 'Financial Advisor') is a director of the Company.

    For acting as a placement agent for the Bridge and Private Placement Financings, the Financial Advisor received a cash fee in the amount of $200,000 and was issued warrants to purchase 165,289 shares of Company common stock with an exercise price of $2.40 for a period of two years. These warrants were valued using the Black-Scholes option-pricing model at $181,000 assuming 80 percent volatility, a bond equivalent yield of 4.9%, and at a price of $2.40. They are included on the accompanying condensed consolidated balance sheet as deferred financing fees and are being amortized and included as interest expense over the five-year life of the debt.

NOTE 10. SEGMENT REPORTING

    The following information is presented in accordance with Statement of Financial Accounting Standards ('SFAS') No. 131, 'Disclosures about Segments of an Enterprise and Related Information', which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
Revenue from external customers
  Transaction processing and related services...............  $ 1,085    $ 1,165
  Training and client educational services..................      531        699
                                                              -------    -------
                                                              $ 1,616    $ 1,864
                                                              -------    -------
                                                              -------    -------
EBITDA(1)
  Transaction processing and related services...............  $  (509)   $(3,642)
  Training and client educational services..................      192         93
                                                              -------    -------
    EBITDA..................................................     (317)    (3,549)
  Depreciation and amortization.............................   (1,082)    (3,907)
  Stock-related compensation................................      (81)      (682)
  Interest..................................................     (114)        41
                                                              -------    -------
    Net Loss................................................  $(1,594)   $(8,097)
                                                              -------    -------
                                                              -------    -------

                                                         (footnote on next page)
                              eB2B COMMERCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

(footnote from previous page)

(1) EBITDA is defined as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense,
    (iii) depreciation, amortization and write-down of assets, (iv) stock-related compensation, and (v) taxes.

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

    Transaction processing and related services include revenue for processing transactions and consulting services. Revenue from transaction processing is recognized on a 'pay per transaction' basis or based on a monthly subscription charge related to the overall number of transactions during the period. The revenue from these services is recognized in the month in which the services are rendered. Revenue from consulting services is recognized as services are rendered over the contract term. The revenue derived from training and client educational services is recognized as services are rendered for the respective seminars, typically one to five days. Deferred income includes amounts billed for the unearned portion of certain consulting contracts and training seminars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FORWARD LOOKING STATEMENTS

    The statements contained in this Form 10-QB that are not historical facts may be 'forward-looking statements,' as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, that contain risks and uncertainty. Such statements can be identified by the use of forward-looking terminology such as 'estimates,' 'projects,' 'anticipates,' 'expects,' 'intends,' 'believes,' or the negative of each of these terms or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Although we believe that our expectations are reasonable within the bounds of our knowledge of our business operations, there can be no assurance that actual results will not differ materially from our expectations. The uncertainties and risks include, among other things, our plans, beliefs and goals, estimates of future operating results, our limited operating history, the ability to raise additional capital, if needed, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

    Forward-looking statements are only estimates or predictions and should be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. These risks and assumptions could cause actual results to vary materially from the future results indicated, expressed or implied in the forward-looking statements included in this Form 10-QSB.

    All forward-looking statements made in this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the factors listed below in the section captioned Risk Factors and other cautionary statements included in this prospectus. We disclaim any obligation to update information contained in any forward-looking statement.

GENERAL

    The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this prospectus. It is intended to assist the reader in understanding and evaluating our financial position.

    On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with DynamicWeb, a New Jersey corporation, which was the surviving legal entity. Following the merger, although the merged company maintained the corporate and legal identity of DynamicWeb, we changed our name from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. and assumed the accounting history of the former eB2B Commerce, Inc. (i.e. the Delaware corporation).

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

    In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive for any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon our stockholders' approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock is redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. We expect this vote of approval to occur prior to the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be made to the Bac-Tech shareholders. We also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments in 2003, 2004 and 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet.

    We accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,930,000, which consisted of
(i) cash of approximately $250,000; (ii) 200,000 shares of our common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,334 shares of Series D Preferred stock valued at $775,000; (iv) a three-year non-interest bearing note, present valued at $397,000 utilizing our estimated borrowing rate of 15 percent; and (v) $52,000 in closing costs and other items.

    As a result of the acquisition of Bac-Tech Systems, our financial condition and results of operations were significantly different during the three-month periods ended March 31, 2002 and March 31, 2001. Therefore, we believe that the results of operations for the three-month period ended March 31, 2002 may not be comparable in certain respects to the results of operations for the same period in 2001, and our anticipated financial condition and results of operations going forward. Furthermore, our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

IMPACT OF CRITICAL ACCOUNTING POLICIES

    The SEC has recently issued Financial Reporting Release No. 60, 'Cautionary Advice Regarding Disclosure About Critical Accounting Policies' ('FRR 60'), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 2 in the consolidated financial statements included in the Company's Form 10KSB for the year ended December 31, 2001.

REVENUE RECOGNITION

    Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the terms of the contract. Revenues from related fixed-price consulting arrangements are recognized using the percentage-of-completion method. The revenue recognized from fixed-price consulting arrangements is dependent on: management's estimate of (i) the total costs to complete the project; and (ii) the degree of completion at the end of the applicable accounting period. Fixed-price consulting arrangements are mainly short-term in nature and we do not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed-price contracts is included in deferred income.

    Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, we recognize revenue based on the percentage-of-completion method for the applicable period. Therefore, the amount of revenue recognized is dependent on management's estimate of the total costs to complete a seminar and the scheduled dates of the applicable seminar. Deferred income includes amounts billed for training seminars and classes that have not been completed.

ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

    The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ -- the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value or a greater part of the purchase price is allocated to goodwill, which is no longer amortized, than to a shorter-lived asset with a definitive live (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, there is also judgment involved in determining whether goodwill and other intangibles are impaired.

    Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we used the one-year period following the consummation of the Netlan acquisition and Dynamic Web merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible assets, including goodwill, is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. In 2002, we will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to our operating segments, will impact the amount of impairment, if any, to be recognized upon adoption of the new accounting standard.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    Total revenue for the three-month periods ended March 31, 2002 and 2001 amounted to $1,616,000 and $1,864,000, respectively, reflecting a decrease of $248,000 or 13.3 percent for the three-month period ended March 31, 2002. On a pro forma basis, assuming the acquisition of

Bac-Tech was completed on January 1, 2001, our revenues for the three-month period ended March 31, 2001 would have been $2,064,000, representing a decline of $448,000 or 22 percent for the three months ended March 31, 2002 compared to the similar period in the prior year.

    Our transaction processing and related services' reportable segment generated revenue of $1,085,000 for the three-month period ended March 31, 2002 as compared to $1,165,000 for the three-month period ended March 31, 2001, a decline of $80,000 or 7 percent. On a pro forma basis, assuming the acquisition of Bac-Tech was completed on January 1, 2001, our transaction process and related services' reportable segment's revenues would have been $1,533,000, representing a decline of $448,000 or 29 percent. The decline in transaction revenues is attributable to the following: (i) Lower sales due to a longer than anticipated integration period in merging our sales, operations, and product marketing with those of Bac-Tech. This resulted in delayed sales and project implementations of approximately $212,000 being delayed to the second quarter;
(ii) a reduction in professional services revenues as result of certain cost containment measures resulting in lower revenues in the first quarter of 2002 of approximately $115,000 compared to the similar period in the prior year; and
(iii) anticipated continued contraction of a legacy outsourced EDI business acquired from DynamicWeb.

    Our training and client educational services' reportable segment generated revenue of $531,000 during the three-month period ended March 31, 2002 compared to $699,000 during the three-month period ended March 31, 2001. The decrease in revenue of $168,000, or 24%, in the three-month period ended March 31, 2002 as compared to the similar period in 2001 is a result of (i) new releases by major vendors in the first quarter of 2001 of various Microsoft and Lotus products resulting in a one time pickup in revenues from these products of approximately $72,000 and (ii) lower technology spending on training as a result as a result of the current recession and postponement of these training programs to the second and third quarters of 2002.

    In the three-month periods ended March 31, 2002 and 2001, one customer accounted for approximately 16 percent and 21 percent of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the three-month periods ended March 31, 2002 and 2001.

    Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries and benefits of personnel and consultants providing consulting and training services to clients. Total cost of revenue for the three-month periods ended March 31, 2002 and 2001 amounted to $539,000 and $874,000, respectively. The decrease in cost of revenues of $335,000 or 38 percent, in 2002 as compared to 2001 for the three-month period ended March 31 was a result of (i) lower revenues in training and educational services resulted in lower cost of revenues of approximately $50,000 for this business segment; (ii) cancellation of duplicate web hosting facilities and VAN charges of approximately $105,000; and (iii) write-off of direct costs in the 2001 period to develop supplier-trading communities of $71,000.

    Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the three month period ended
March 31, 2002 amounted to $148,000 as compared to $834,000 for the three month period ended March 31, 2001, a decrease of $686,000 or 82 percent. The decrease is chiefly associated with the reorganization plan implemented by us prior to and during 2001 by which we (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis, yielding quarterly savings of $375,000; and (ii) reduced or eliminated expenses related to trade shows and other marketing programs, which accounted for approximately $280,000 during the three month period ended March 31, 2001.

    Product development expenses mainly represent amortization of capitalized software development costs and payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $345,000 and $1,145,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in product development expenses for the three-month period ended March 31, 2002 as compared to the same period of 2001 was $800,000, or 70%. During the first quarter ended March 31, 2002, such amount consists entirely of amortization of capitalized software development costs; whereas during the first quarter ended March 31, 2001, we expensed approximately $910,000 in relation with costs chiefly associated with the transition of certain of our existing customers to our new technology platform. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

    General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended
March 31, 2002 and 2001, total general and administrative expenses (exclusive of stock-based compensation) amounted to $1,234,000 and $2,555,000, respectively. The decrease in general and administrative expenses of $1,321,000 or 52 percent is attributable to: (i) the write-off of the lease at 757 Third Avenue in the fourth quarter of 2001 as a restructuring charge, resulting in quarterly savings of $285,000; (ii) a reduction of quarterly salaries and benefits of approximately $570,000 per quarter basis as a result of the cost cutting measures implemented by us during 2001; (iii) reduction of fees paid to outside contractors of about $195,000; and (iv) lower legal expenses in 2002.

    Amortization of goodwill and other intangibles are non-cash charges associated with the DynamicWeb, Netlan, and Bac-Tech business combinations. Amortization expense was $194,000 and $3,401,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease of $3,207,000 is due to the implementation of SFAS No. 142 during 2002. SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an impairment test of their carrying value. An initial impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. We have not yet completed the initial impairment test and expect to do so during the second quarter of 2002. During the three month period ended March 31, 2001, we recorded amortization expense of $3,182,000 related to goodwill, which would not have been amortized under SFAS No. 142.

    During the three-month periods ended March 31, 2002 and 2001, stock-based compensation expense amounted to $81,000 and $682,000, respectively. The deferred stock-based compensation is being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at March 31, 2002 was approximately $687,000. This balance will be amortized at varying amounts per quarter through September 2003.

    The Company defines Earnings Before Interest, Taxes, Depreciation and Amortization ('EBITDA') as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense,
(iii) depreciation, amortization and write-down of assets, and
(iv) stock-related compensation.

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

    For the three-month periods ended March 31, 2002 and 2001, EBITDA was a loss of $317,000 and $3,549,000, respectively. During the three months ended
March 31, 2002, the Company expensed non-cash items including depreciation, amortization and stock-based compensation expense aggregating to $1,277,000, compared to $4,548,000 for the same period in 2001. The improvement in EBITDA during 2002 is a result of the cost savings from the restructuring discussed above, particularly in general and administrative expenses and marketing.

    Interest and other, net amounted to an expense of $114,000 for the three-month period ended March 31, 2002 compared to income of $35,000 for the three-month period ended March 31, 2001. The higher expense for the three-month period ended March 31, 2002 is a result primarily of non-cash interest expense of $88,000 related to the amortization of deferred financing fees and debt discount related to warrants combined with $35,000 of interest expense related to the $2 million senior subordinated convertible notes compared to interest income earned on a higher average cash balance in the three month period ended March 31, 2001. Such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods.

    Net loss for the three-month periods ended March 31, 2002 and 2001 was $1,594,000 and $8,097,000, respectively. The decrease is a combined result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, our principal source of liquidity was approximately $834,000 of cash and cash equivalents. This excludes restricted cash of approximately $1.4 million against which a bank held a custody account with approximately $1,441,000 as security on a $1,300,000 line of credit with the bank, the equivalent of 109% of the line of credit. The line of credit secures approximately $1,441,000 of letters of credit that were outstanding at March 31, 2002 in relation to our leased facilities and certain other equipment. This line of credit is not available to fund operating and working capital requirements. As of March 31, 2002, we had a negative working capital position of $818,000. Excluding deferred revenue of $413,000, which represents projects that will be completed in the second quarter of 2002, we had a negative working capital balance of $405,000. We are in the process of negotiating agreements to settle certain current liabilities for less than their reported amounts, although there can be no assurance that we will be successful in these efforts. The report of our independent auditors on our financial statements as of and for the year ended December 31, 2001 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. In view of our working capital position and in order to improve our cash position and fund our operating losses during 2002, we will be required to take one or more of the following actions:

  -- Additional cost reduction measures, which we believe will further reduce annual salaries, benefits or other operating expenses by approximately $1,000,000; in this respect, in April 2002, our staff was reduced by six employees in April and May of 2002 resulting in annual savings of $665,000;

  -- Sell our training business, subject to finding a suitable buyer; and

  -- Raise additional capital, for which there can be no assurance of obtaining.

    We may also seek additional capital in order to fund our internal growth, for possible acquisitions, or, if positive cash flow from operations is not generated, revenue growth does not materialize positively or there are unanticipated expenses.

    As a result of the significant cost cutting measures carried out as part of our 2001 restructuring plan, our ongoing quarterly cash expenses more closely approximate our quarterly revenues, although we still reported negative cash flows from operations and an EBITDA loss for the both the first quarter of 2002 and 2001. At our current quarterly expense rates, including the impact of the Bac-Tech acquisition, we will require approximately $2.0 million in quarterly revenues and $2.3 million in cash collections, respectively, to report positive EBITDA and cash flow from operations, respectively. To the extent our quarterly revenues and cash collections are below this amount, we are prepared to take additional actions, including further cost reduction measures. We expect to generate positive cash flow from ongoing operations at some point during 2002, although there can be no assurance in this regard. Reference is made to 'Forward Looking Statements' for a description of certain risks that may affect the achievement of our objectives and results discussed herein.

    In December 2001, we raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Bridge Notes ('Bridge Notes') and warrants ('Bridge Warrants') to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

    In January 2002, the Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ('7% Notes'), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% notes are convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the bridge notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share ('Private Placement Warrants'). Using the relative fair value method in accordance with EITF 00-27, the Company determined that 29 percent of the $2 million proceeds received in the financing related to the Private Placement Warrants issued. Accordingly, the Company determined that there was a beneficial conversion feature related to the 7% Notes of in the amount of $512,000.

    The warrants issued with the Bridge Notes were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.88 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of bridge notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the beneficial conversion feature of $1,213,000, net of accreted interest to date of $88,000, is included in long term debt in the accompanying condensed consolidated financial statements.

    In connection with these financings, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.40 per share to our placement agent in connection with the issuance of the 7% Notes ('Agent Warrants'). The Agent Warrants were valued at $181,000 using the Black Scholes model using the assumptions noted above. These financing costs are also being amortized and charged to interest expense over the five-year life of the debt.

    The proceeds of these financings are being used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-Tech acquisition. No cash payment of principal is required prior to the maturity date of January 7, 2007. Interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

    Management believes that the improvement of our working capital as a result of the following actions, will minimize the capital resources required to continue operations through 2002 and thereafter if our operations are cash flow positive, as we anticipate:

  -- Our entering into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares of our common stock during the fourth quarter of 2001 and the restructuring of a liability of $262,500 through the issuance a five year 7% senior subordinated secured convertible notes during January 2002, based on an agreement reached in December 2001.

  -- The settlement of certain liabilities in December 2001 for approximately
     $400,000 less than what was previously owed.

  -- The average savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan we initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses.

    In January 2002, utilizing a portion of the proceeds of the December 2001 financing, we acquired Bac-Tech Systems, Inc., a privately-held New York City-based e-commerce company. As a result of the Bac-Tech acquisition, the Series D preferred stock transaction requires shareholder approval by November 30, 2002. If such approval is not obtained by November 30, 2002, the Series D preferred stock becomes redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. We expect this vote to occur before the end of the third quarter of 2002. If the vote to convert does not occur, a cash payment of approximately $980,000 would be required to be paid to the Bac-Tech shareholders. We may seek to grow by additional acquisitions. There can be no assurances provided that any additional funding will be concluded, or that, if concluded, will be concluded on acceptable terms or be adequate to accomplish our goals. There can be no assurance that any other additional acquisitions can be concluded or, if concluded, will achieve the results desired by us. We anticipate spending approximately $0.7 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

    Currently, we are also seeking to exit approximately 22,000 square feet of leased space in New York City that we use for our corporate headquarters and back office operations. In this respect, we are seeking to utilize significantly smaller space, which would result in reduced rental and security obligations. Our current monthly rental cost is approximately $100,000 and we have a letter of credit of approximately $1.2 million securing this lease. As a result of the current status of the negotiations with the landlord, we recorded a charge of $1.8 million during the fourth quarter of 2001 for the expected costs to terminate the lease at 757 Third Avenue. This includes (i) approximately $1.2 million in the security deposit which we expect to surrender (inclusive of accrued rent of approximately $300,000); (ii) approximately $770,000 in additional stock or cash consideration to account for the short fall between our rent terms and the current market price of the lease facility and (iii) the write-off of approximately $162,000 in leasehold improvements. The estimated liability to terminate the lease of approximately $1.9 million is recorded on our condensed consolidated balance sheet at March 31, 2002 as lease termination costs. Final negotiations with the landlord are pending and we expect to complete to finalize the deal with the landlord during the second quarter of 2002, although there can be no assurance in this regard.

    At March 31, 2002, we accrued approximately $467,000 potentially owing to a creditor. We had previously issued shares of our common stock to this party for payment of obligations then owing, and had agreed that in the event it received gross proceeds from the sale of these shares less than the amount originally owing of $1,200,000, then we would issue additional shares to cover the shortfall. In December 2001, we amended our agreement with this creditor whereby the creditor agreed to be issued up to 266,667 shares of our common stock to offset any deficiency, and to the extent such amount is insufficient, then to be paid one-half of the remaining balance in cash no earlier than April 2003, with the other one-half to be forgiven.

    Net cash used in operating activities totaled approximately $1,038,000 for the three month period ended March 31, 2002 as compared to net cash used in operating activities of approximately $3,666,000 for the same period in 2001. Net cash used in operating activities for the three month period ended March 31, 2002 resulted primarily from (i) the $1,594,000 net loss in the period and
(ii) a $697,000 use of cash from operating assets and liabilities primarily to settle old outstanding liabilities, offset by (iii) an aggregate of $1,253,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, restructuring charges and the impairment of goodwill. Net cash used in operating activities for the three month period ended March 31, 2001 resulted primarily from (i) the $8,097,000 net loss in the period, offset by (ii) $158,000 use of cash from operating assets and liabilities, and (iii) an aggregate of $4,589,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

    Net cash used in investing activities totaled approximately $334,000 for the three month period ended March 31, 2002 as compared to net cash used in investing activities of approximately $1,091,000 for the same period in 2001. Net cash used in investing activities for the three month period ended March 31, 2002 resulted from (i) the purchase of capital assets for $13,000; (ii) acquisition of Bac-Tech using $198,000, net of cash acquired; and (iii) $123,000 in product development costs consisting or primarily capitalized salaries. Net cash provided by investing activities for the three month period ended March 31, 2001 resulted from (i) the purchase of capital assets for $195,000, and

(ii) $896,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

    Net cash used by financing activities totaled approximately $34,000 for the three-month period ended March 31, 2002, which consisted exclusively of repayment of capital lease obligations. This compared to net cash used by financing activities of $332,000 for the three-month period ended March 31, 2001, which consisted of (i) repayment of borrowings of $250,000 under a $2,500,000 term loan from a bank and (ii) repayment of capital lease obligations of $82,000.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, 'Business Combinations.' SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method.

    In June 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied at the beginning of our current fiscal year and to be applied to all goodwill and other intangible assets recognized in our financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. We are currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 31, 2002. We are required to complete the initial step of the transitional impairment test within six months of adoption of SFAS No. 142, which will be during the second quarter of 2002, and to complete the transitional impairment test by the end of the fiscal year.

    In June 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations'. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. We are currently evaluating the impact of the new accounting standard and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 2002.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' and the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,' for the disposal of a segment of a business. This Statement also amends ARB No. 51, 'Consolidated Financial Statements,' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 and this statement had an immaterial impact on the Company's financial statements.

                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        A Form 8-K was filed on January 4, 2002 to disclose the completion of the December 2001 bridge financing.

        A Form 8-K was filed on January 10, 2002 to disclose the acquisition of Bach-Tech Systems, Inc.

        A Form 8-K was filed on January 17, 2002 (and amended January 22, 2002) to disclose the completion of the January 2002 note and warrant financing.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   eB2B COMMERCE, INC.
                                           .....................................
                                                       (Registrant)

May 20, 2002                              By:          /s/ RICHARD COHAN
                                               .................................

                                                 CHIEF EXECUTIVE OFFICER AND
                                                          PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)