Form 10QSB
period 2002-06-30
EB2B COMMERCE INC /NY/
filed 2002-08-19
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                  665 BROADWAY
                               NEW YORK, NY 11003
                       ----------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 477-1700
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 14, 2002, there were 1,942,341 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes            No    X
                                                   --------      --------


--------------------------------------------------------------------------------
                                      -1-

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               eB2B COMMERCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          June 30, 2002           December 31,
                                                                           (unaudited)                2001
                              ASSETS
Current Assets
   Cash and cash equivalents                                                 $     265             $   2,240
   Restricted cash                                                                   -                 1,441
   Accounts receivable, net                                                      1,039                   993
   Other current assets                                                            262                   276
                                                                             ---------             ---------
          Total Current Assets                                                   1,566                 4,950
Property and equipment, net                                                        907                 1,960
Goodwill, net                                                                    2,671                 1,557
Other intangibles, net                                                           1,342                   815
Other assets                                                                     1,390                 1,787
                                                                             ---------             ---------
             Total Assets                                                    $   7,876             $  11,069
                                                                             =========             =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                      $     332             $     126
   Accounts payable                                                              1,280                 1,562
   Accrued and other                                                             2,135                 1,746
   Lease termination costs                                                           -                 1,299
   Deferred income                                                                 620                   227
                                                                             ---------             ---------
          Total Current Liabilities                                              4,367                 4,960
Long-term debt, less current maturities                                          1,289                 1,781
Capital lease obligations, less current maturities                                  33                   104
Lease termination costs                                                              -                   595
Other                                                                              200                   991
                                                                             ---------             ---------
          Total Liabilities                                                      5,889                 8,431
                                                                             ---------             ---------
Commitments and contingencies
Stockholders' Equity
   Preferred stock, convertible Series A - $.0001 par value;
     2,000 shares authorized; 7 shares issued and outstanding at                     -                     -
     June 30, 2002 and December 31, 2001
   Preferred stock, convertible Series B - $.0001 par value; 4,000,000 shares authorized; 2,303,093 and 2,477,053 shares issued and outstanding at June
     30, 2002 and December 31, 2001, respectively                                    -                     -
   Preferred stock, convertible Series C - $.0001 par value;
     1,750,000 shares authorized; 763,125 shares outstanding at
     June 30, 2002 and December 31, 2001                                             -                     -
   Preferred stock, convertible Series D - $.0001 par value;
     100,000 shares authorized; 95,000 shares issued and
     outstanding at June 30, 2002 and December 31, 2001                              -                     -
   Common stock - $.0001 par value; 200,000,000 shares
     authorized; 1,921,204 and 1,603,137 shares issued and
     outstanding at June 30, 2002 and December 31, 2001,
     respectively                                                                    5                     2
   Additional paid-in capital                                                  158,274               155,905
   Accumulated deficit                                                        (155,686)             (152,499)
   Unearned stock-based compensation                                              (606)                 (768)
                                                                             ---------             ---------
          Total Stockholders' Equity                                             1,987                 2,638
                                                                             ---------             ---------
              Total Liabilities and Stockholders' Equity                     $   7,876             $  11,069
                                                                             =========             =========

See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                      -2-
                               eB2B COMMERCE INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATI0NS (UNAUDITED)
                 (in thousands, except share and per share data)


                                                  Three Months Ended                     Six Months Ended
                                                        June 30,                             June 30,
                                                 2002              2001              2002              2001
                                                 ----              ----              ----              ----
Revenue                                     $    1,025        $    1,679        $    2,641        $    3,543
                                            ----------        ----------        ----------        ----------
Costs and expenses
     Cost of revenue                               546               891             1,085             1,765
     Marketing and selling
        (exclusive of stock-based
         compensation expense of
         $75 and $150 for the three
         and six months ended
         June 30, 2002, and $160 and
         $267 for the three and six
         months ended June 30,
         2001, respectively)                       113               573               262             1,407
     General and administrative
         (exclusive of stock-based
         compensation expense of
         $4 and $8 for the three and
         six months ended June 30,
         2002, and $773 and $1,346
         for the three and six months
         ended June 30, 2001,
         respectively)                           1,873             3,115             3,660             6,175
     Restructuring charge                         (655)            1,129              (655)            1,129
     Amortization of other
     intangibles and goodwill                      194             3,402               389             6,803
     Amortization of product
      development costs
         (exclusive of stock-based
         compensation expense of
         $2 and $4 for the three and
         six months ended June 30,
         2002 and 2001,
         respectively)                             350               202               695             1,347
     Stock-based compensation
      expense                                       81               935               162             1,617
                                            ----------        ----------        ----------        ----------
           Total costs and expenses              2,502            10,247             5,598            20,243
                                            ----------        ----------        ----------        ----------
           Loss from Operations                 (1,477)           (8,568)           (2,957)          (16,700)
       Interest and other, net                    (116)           (1,545)             (230)           (1,510)
                                            ----------        ----------        ----------        ----------
                  Net loss                  $   (1,593)       $  (10,113)       $   (3,187)       $  (18,210)
                                            ==========        ==========        ==========        ==========
     Net loss per common share              $     (.84)       $    (8.78)       $    (1.69)       $   (16.63)
                                            ==========        ==========        ==========        ==========
     Weighted average number of
     common shares outstanding               1,892,196         1,151,860         1,883,730         1,095,204
                                            ==========        ==========        ==========        ==========

--------------------------------------------------------------------------------
                                      -3-
                               eB2B COMMERCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Six Months Ended June,
                                                                       2002           2001
                                                                       ----           ----
Operating Activities
   Net loss                                                          $(3,187)      $(18,210)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                  2,224          8,106
        Stock-based compensation expense                                 162          1,617
        Non-cash interest expense                                        176          1,553
   Management of operating assets and liabilities
        Accounts receivable, net                                         280            137
        Accounts payable                                                (486)            75
        Accrued expenses and other current liabilities                   228           (479)
        Lease termination costs and other                               (829)           135
                                                                     -------       --------
            Net cash used in operating activities                     (1,432)        (7,066)
                                                                     -------       --------
Investing Activities
   Product development expenditures                                     (240)        (1,394)
   Purchase of property and equipment                                    (40)          (589)
   Acquisitions, net of cash acquired                                   (198)             -
                                                                     -------       --------
            Net cash used in investing activities                       (478)        (1,983)
                                                                     -------       --------
Financing Activities
   Proceeds from borrowings and issuance of convertible notes,
     net                                                                   -          6,466
   Repayment of borrowings                                                 -         (2,250)
   Payment of capital lease obligations                                  (65)          (124)
                                                                     -------       --------
            Net cash (used in) provided by financing activities          (65)         4,092
                                                                     -------       --------
Net decrease in cash and cash equivalents                             (1,975)        (4,957)
Cash and cash equivalents at beginning of period                       2,240          9,650
                                                                     -------       --------
Cash and cash equivalents at end of period                           $   265       $  4,693
                                                                     =======       ========
Non-cash transactions
   Common and preferred stock issued in connection with              $ 1,240       $      -
     acquisition
    Issuance of warrants with convertible debt                       $   750       $  4,434
    Issuance of long term note in connection with acquisition        $   397       $      -
    Beneficial conversion with issuance of convertible debt          $   512       $      -
    Common stock issued in exchange for accounts payable             $     -       $    733
    Common stock and warrants issued for services                    $     -       $     48
Cash paid during the period for
   Interest                                                          $     2       $     54

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                      -4-
                               eB2B COMMERCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

       Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. For the three-month and six month periods ended June 30, 2002 and 2001, the Company incurred losses of approximately $1.6 million and $3.2 million, respectively, in 2002 and $18.2 million and $24.6 million, respectively, in 2001. The Company also generated negative cash flows from operations of $1,432,000 and $7,066,000 for the six month periods ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company has an accumulated deficit of approximately $155.7 million.

       To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures during the third and fourth quarter of 2000 and into 2001, as follows:

             o We entered into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares our common stock during the fourth quarter of 2001 and restructured a current accrued liability of $262,500 through the issuance a five year 7% senior subordinated secured convertible note during January 2002

             o We settled certain liabilities in December 2001 for approximately $400,000 less than what was previously owed; and

             o Savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses.

In 2002, the Company initiated the following actions to improve its cash position and fund its operating losses:

             o The Company reduced its staff by eight employees in the three months ended June 30, 2002 and another employee in August 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

             o The Company is attempting to sell its training business, subject to finding a suitable buyer; and

--------------------------------------------------------------------------------
                                      -5-

             o The Company raised additional capital by entering into a private financing agreement in July 2002, resulting in gross proceeds of $350,000 to the Company and $850,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes therein included in the audited annual report on Form 10-KSB for the year ended December 31, 2001.

         In January 2002, the Company also completed a fifteen for one reverse stock split. All shares and per share amounts have been adjusted to reflect this reverse stock split.

NOTE 3. ACQUISITION OF BAC-TECH SYSTEMS

         In January 2002, the Company acquired Bac-Tech Systems, Inc. ("Bac-Tech"), a New York City-based privately-held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive of accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon our stockholders' approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock is redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. The Company expects that either this vote will occur prior to November 30, 2002 or that it will obtain the consent from the two primary former Bac-Tech shareholders, both of whom are executive officers of the Company, to eliminate the shareholder consent requirement so to allow the automatic conversion of the Series D Preferred Stock into common stock. If the vote to convert or this consent does not occur, an aggregate cash payment of approximately $980,000 would be required to be made to the Bac-Tech shareholders. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet in the amount of $397,000 after discounting this note using the Company's estimated borrowing rate of 15 percent.

         The Company has accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,930,000, which consisted of (i) cash of

--------------------------------------------------------------------------------
                                      -6-

$250,000; (ii) 200,000 shares of the Company's common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000; (iv) a three year non-interest bearing note with a face value of $600,000 and a net present value of $397,000 assuming the Company's effective borrowing rate; and (v) $43,000 in closing costs and other items.

       The following is a summary of the initial allocation of the purchase price of the Bac-Tech acquisition (in thousands):

       Purchase price.................................................................    $1,887
       Acquisition costs..............................................................        43
                                                                                          ------
       Total purchase price...........................................................    $1,930
                                                                                          ======
       Cash assumed...................................................................    $   52
       Accounts receivable, net.......................................................       326
       Other current assets...........................................................        51
       Property, plant, and equipment, net............................................        47
       Accounts payable...............................................................      (196)
       Accrued expenses and other current liabilities.................................      (161)
       Deferred revenue...............................................................      (110)
                                                                                          ------
       Historical net assets acquired.................................................         9
       Identifiable intangible assets.................................................       807
       Goodwill.......................................................................     1,114
                                                                                          ------
       Total purchase price...........................................................    $1,930
                                                                                          ======

         The Company is in the process of completing its estimate of the allocation of the purchase price to identifiable and intangible assets. As of this date, the Company estimated that the identifiable intangible assets include
(i) customer list of $188,000, which is estimated to have a useful life of three years; (ii) Bac-Tech technology of $475,000, which is estimated to have a useful life of two years; and (iii) below market lease for office space, which is estimated at $144,000 and has a remaining life of 6 years, the remainder of the lease term. The Company expects to complete the purchase price allocation by December 31, 2002.

         Because the acquisition of Bac-Tech occurred on the second day of the year, the results of operations represents the full month period for both companies. The following represents the summary unaudited pro forma condensed consolidated results of operations for the three-month and six month periods ended June 30, 2001 as if the acquisition had occurred at the beginning of the period presented (in thousands, except per share data):

                                                  Three Months Ended   Six Months Ended
                                                     June 30, 2001       June 30, 2001
                                                     -------------       -------------
Revenue                                                $  2,055             $  4,060
Net loss                                               $(10,239)            $(18,612)
Basic and diluted net loss per common share            $  (6.08)            $ (11.43)

--------------------------------------------------------------------------------
                                      -7-

         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

         At the beginning of 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an impairment test of their carrying value. An initial impairment test must be completed in the year of adoption with at least an annual impairment test starting in the initial year of adoption and at the same time in future years. The Company determined its reportable units to be its Training and Transaction Processing businesses for purposes of allocating goodwill and testing it for impairment and also expects to complete its initial impairment test as of January 1, 2002 by September 30, 2002.
The Company will also complete its annual impairment test in the third quarter of 2002 and will conduct this test at this time in each future year.

          Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effects of SFAS No. 142 and accordingly the first quarter of 2001 includes amortization of goodwill in the amount of approximately $3,182,000. During the three-month periods ended June 30, 2002 and 2001, the Company recorded amortization expense of $194,000 and $220,000, respectively, related to other intangible assets with definitive useful lives, which will continue to be amortized over their remaining useful lives. During the six-month periods ended June 30, 2002 and 2001, the Company recorded amortization expense of $389,000 and $439,000, respectively, related to these other intangible assets.

         The following represents pro forma net loss and loss per share assuming the adoption of SFAS No. 142 in the first quarter of 2001 ($ in thousands, except per share data):

                                                        For the Three Months        For the Six Months
                                                        Ended June 30, 2001         Ended June 30, 2001
       Reported net loss..................................   $(10,113)                   $(18,210)
       Add: amortization of
         goodwill.........................................      3,182                       6,364
                                                             --------                    --------
       Adjusted net loss .................................   $ (6,931)                   $(11,846)
                                                             ========                    ========
       Basic and diluted earnings per
         share............................................   $  (8.78)                   $ (16.73)
       Add: Goodwill
         amortization.....................................       2.76                        5.81
                                                             --------                    --------
       Adjusted net loss..................................   $  (6.02)                   $ (16.72)
                                                             ========                    ========

--------------------------------------------------------------------------------
                                      -8-

NOTE 5. LONG TERM DEBT AND FINANCINGS

       On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of 7% convertible notes (the "Convertible Notes"), which was convertible into an aggregate of 1,000,000 shares of Company common stock at a per share price of $7.50, and warrants to purchase an aggregate 1,000,000 shares of Company common stock at $13.95 per share (the "Private Warrants") prior to adjustment for dilutive financings.

       The Convertible Notes had a term of 18 months, which period may be accelerated in certain events. Interest was payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. With respect to the initial quarterly interest payment related to the June 30, 2001 quarter, the Company elected to pay interest in the form of 30,355 shares of common stock valued at approximately $85,000. In September 2001, the Company issued additional Convertible Notes which was subsequently converted into Series C Preferred Stock of approximately $131,000 in relation to the quarterly interest due for the period from July 1, 2001 to September 28, 2001, the date the Convertible Notes were converted into Series C Preferred Stock. The proceeds of this financing were used to pay off the balance outstanding on a $2,500,000 term loan.

       In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ("Bridge Notes") and warrants (Bridge Warrants") to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

       In January 2002, the Bridge Notes were exchanged for $2,000,000 principal amount of five year 7% senior subordinated secured convertible notes ("7% Notes"), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% notes were convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the Bridge Notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share ("Private Placement Warrants"). Using the relative fair value method in accordance with EITF 00-27, the Company determined that the Private Placement Warrants issued have a value of $570,000 based on utilizing the Black-Scholes pricing with assumptions as follows: (i) expected life of two years; (ii) volatility of 80 percent; (iii) risk free borrowing rate of 4.9 percent; and (iv) allocation of 29 percent of the proceeds to the warrants based on the relative fair values of the warrants and the debt. Accordingly, the Company determined that there was a beneficial conversion feature related to the 7% Notes of in the amount of $512,000. This beneficial conversion feature was recorded as an unamortized discount on the 7% Notes and will be accreted as interest expense over the five year life of the 7% Notes.

       The warrants issued with the Bridge Notes were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.9 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of bridge notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the beneficial conversion feature of $1,125,000, net of accreted interest to date of $176,000, is included in long term debt in the accompanying condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                      -9-

       In connection with the December 2001 financing, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.90 per share to our placement agent in connection with the issuance of the 7% Note ("Agent Warrants). The Agent Warrants were valued at $180,000 using the Black-Scholes model using the assumptions noted above. These financing costs are also being amortized and charged to interest expense over the five-year life of the debt.

       The proceeds of the December 2001 financing were used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-Tech acquisition. No cash payment of principal is required prior to the maturity date in January 2007, however interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

NOTE 6. RESTRUCTURING

         To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

         In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility. The following is a summary of the restructuring charge recognized in the year ended December 31, 2001, which has been completed by June 30, 2002 (in thousands):

                                    Restructuring    Payments through   Reversals to    Balance at
                                    Charge           June 30, 2002      Income          June 30, 2002
                                    ------           -------------      ------          -------------
Lease termination                     $1,765            $1,110            $(655)            $   -
Severance for 40 employees             1,145             1,145                -                 -
Contract termination
  Settlement                             418               418                -                 -
                                      ------            ------            -----             -----
Total Charges                         $3,328            $1,463            $(655)            $   -
                                      ======            ======            =====             =====

         In December 2001, the Company issued 156,667 shares to two former employees to satisfy $282,000 in severance claims, which is included in the payments above. The Company made the final payment related to employee severance in the second quarter of 2002 and finalized the lease termination for less than the Company originally estimated. The remaining excess restructuring accrual for lease termination costs of $655,000 was reversed into income through the restructuring line item charge in the second quarter of 2002.

NOTE 7. NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at June 30, 2002 and 2001, options and warrants to purchase 8,958,653 and 3,648,882 common shares, and preferred shares and long term debt convertible into 8,103,759 and 2,300,111 common shares, respectively, would

--------------------------------------------------------------------------------
                                      -10-
have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

The unaudited pro forma net loss per common share presented in Notes 3 and 4 herein has been computed in the same manner as net loss per common share.

NOTE 8. PRODUCT DEVELOPMENT

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company, which is currently two years for the Company. As of June 30, 2002 and December 31, 2001, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $939,000 and $1,631,000, respectively. Total product development costs expensed as amortization were approximately $350,000 and $202,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $695,000 and $1,347,000 for six-month periods ended June 30, 2002 and 2001, respectively.

NOTE 9. RELATED PARTIES

A principal and Chief Executive Officer, as well as the Chief Operating Officer, of a financial advisor (the "Financial Advisor") are directors of the Company. For acting as a placement agent for the Bridge and Private Placement Financings, the Financial Advisor received a cash fee in the amount of $200,000 and was issued warrants to purchase 165,289 shares of Company common stock with an exercise price of $2.40 for a period of two years. These warrants were valued using the Black-Scholes option-pricing model at $180,900 assuming 80 percent volatility, a bond equivalent yield of 4.9%, and at a price of $2.40. They are included on the accompanying condensed consolidated balance sheet as deferred financing fees and are being amortized and included as interest expense over the five-year life of the debt.

The Company also paid its new Chairman of the Board of the Company $30,100 and $40,100 during the three month and six month periods ended June 30, 2002, respectively, to provide consulting services related to the restructuring of the Company's current business operations as well as to evaluate the Company's overall business strategies.


--------------------------------------------------------------------------------
                                      -11-

NOTE 10. SEGMENT REPORTING

The following information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                   Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                   2002           2001          2002           2001
                                                   ----           ----          ----           ----
REVENUE
   Transaction processing and related
     services                                    $   832       $  1,078       $ 1,917       $  2,243
   Training and client educational services          193            601           724          1,300
                                                 -------       --------       -------       --------
                                                 $ 1,025       $  1,679       $ 2,641       $  3,543
                                                 =======       ========       =======       ========
EBITDA (1)
   Transaction processing and related
     services                                    $   (59)      $ (3,330)      $  (287)      $ (6,972)
   Training and client educational services         (256)          (108)         (333)           (15)
                                                 -------       --------       -------       --------
        EBITDA                                      (314)        (3,438)         (620)        (6,987)
   Depreciation and amortization                  (1,082)        (4,199)       (2,175)        (8,106)
   Stock-related compensation                        (81)          (935)         (162)        (1,617)
   Interest, net                                    (116)        (1,541)         (230)        (1,500)
                                                 -------       --------       -------       --------
        Net Loss                                 $(1,593)      $(10,113)      $ 3,187)      $(18,210)
                                                 =======       ========       =======       ========

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


--------------------------------------------------------------------------------
                                      -12-

NOTE 11. SUBSEQUENT EVENT

On July 15, 2002, the "Company initially closed a private placement (the "July Financing") of five-year 7% senior subordinated secured notes (the "July Notes") which are convertible into shares of common stock of the Company at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). The Notes were purchased by ten persons or entities, consisting of certain significant investors in the Company, and by certain members of the Company's management. The gross proceeds of this transaction were $1,200,000 and are intended to be utilized for working capital and general corporate purposes. The Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion price.

         The July Notes issued in the Financing, together with the $2,000,000 of notes (the "Prior Notes") issued in the Company's private placement of notes and warrants in January 2002, are secured by substantially all of the assets of the Company. The security interest with respect to the July Notes are senior in right to the security interest created with respect to the Prior Notes.

         In connection with the Financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of the July Notes pending acceptance of subscriptions by the Company and shall be disbursed as provided in the Escrow Agreement between the Company and the escrow agent
(the "Escrow Agreement"). On the closing of the Financing, proceeds of $350,000 were released to the Company and the remaining proceeds are being held in escrow (the "Retained Proceeds"). As provided in the Escrow Agreement, the Retained Proceeds will be disbursed as directed by the representative of the holders of the Notes, or, upon request of the Company, after reducing its liabilities, existing as of June 18, 2002, through negotiation with creditors. In this respect, the Retained Proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters.

         The Financing triggered anti-dilution provisions affecting the conversion price of the Company's Prior Notes, Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

--------------------------------------------------------------------------------
                                      -13-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         The statements contained in this Form 10-QSB that are not historical facts may be "forward-looking statements," as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, that contain risks and uncertainty. Such statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative of each of these terms or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Although we believe that our expectations are reasonable within the bounds of our knowledge of our business operations, there can be no assurance that actual results will not differ materially from our expectations. The uncertainties and risks include, among other things, our plans, beliefs and goals, estimates of future operating results, our limited operating history, the ability to raise additional capital, if needed, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

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

--------------------------------------------------------------------------------
                                      -14-

         In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. The Series D preferred stock, inclusive for any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock upon our stockholders' approval of the acquisition and/or the issuance of the Series D preferred stock in connection with the acquisition. If such approval is not obtained by November 30, 2002, the Series D preferred stock is redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. We expect that either this vote will occur prior to the end of the third quarter of 2002 or that we shall obtain the consent from the two primary former Bac-Tech shareholders, both of whom are executive officers of the Company to eliminate the shareholder consent requirement so as to allow the automatic conversion of the Series D Preferred Stock into common stock. If the vote to convert or this consent does not occur, a cash payment of approximately $980,000 would be required to be made to the Bac-Tech shareholders. We also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, which is included as long term debt or current portion of long term debt in the accompanying condensed consolidated balance sheet.

         We accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,930,000, which consisted of (i) cash of approximately $250,000; (ii) 200,000 shares of our common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000; (iv) a three year non-interest bearing notes, present valued at $397,000 utilizing our estimated borrowing rate of 15 percent; and (v) $52,000 in closing costs and other items.

         As a result of the acquisition of Bac-Tech Systems, our financial condition and results of operations were significantly different during the three-month and six-month periods ended June 30, 2002 and June 30, 2001. Therefore, we believe that the results of operations for the three-month and six-month periods ended June 30, 2002 may not be comparable in certain respects to the results of operations for the same period in 2001, and our anticipated financial condition and results of operations going forward. Furthermore, our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

Impact of Critical Accounting Policies

         The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see our Form 10-KSB for the year ended December 31, 2001.

--------------------------------------------------------------------------------
                                     -15-

Revenue Recognition

         Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based either on the volume of transactions processed during a specific period, typically one month, or calculated as a percentage of the dollar volume of the purchase related to the documents transmitted during a similar period. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the terms of the contract. Revenues from related fixed-price consulting arrangements are recognized using the percentage-of-completion method. The revenue recognized from fixed price consulting arrangements is dependent on: management's estimate of (i) the total costs to complete the project; and (ii) the degree of completion at the end of the applicable accounting period. Fixed-price consulting arrangements are mainly short-term in nature and we do not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized under the percentage-of-completion method on fixed-price contracts is included in deferred income.

         Revenue from training and client educational services is recognized upon the completion of the seminar and is based upon class attendance. If a seminar begins in one period and is completed in the next period, we recognize revenue based on the percentage-of-completion method for the applicable period. Therefore, the amount of revenue recognized is dependent on management's estimate of the total costs to complete a seminar and the scheduled dates of the applicable seminar. The revenue is also dependent on management's ability to track and estimate cancellation rates. Deferred income includes amounts billed for training seminars and classes that have not been completed.

Accounting for Business Combinations, Goodwill, and Other Intangible Assets

          The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value or a greater part of the purchase price is allocated to goodwill, which is no longer amortized, than to a shorter-lived asset with a definitive live (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, there is also judgment involved in determining whether goodwill and other intangibles are impaired.

         Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the

--------------------------------------------------------------------------------
                                      -16-
future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible assets, including goodwill, is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. In 2002, we are adopting new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be our operating segments, will impact the amount of impairment, if any, to be recognized upon adoption of the new accounting standard.

RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

         Total revenue for the three-month periods ended June 30, 2002 and 2001 amounted to $1,025,000 and $1,679,000, respectively, reflecting a decrease of $654,000 or 39 percent for the three-month period ended June 30, 2002. Revenue for the six-month periods ended June 30, 2002 and 2001 amounted to $2,641,000 and $3,543,000, respectively, reflecting a decrease of $902,000 or 26 percent for the six-month period ended June 30, 2002.

         Our transaction processing and related services' reportable segment generated revenue of $832,000 for the three-month period ended June 30, 2002 as compared to $1,078,000 for the three-month period ended June 30, 2001, a decline of $246,000 or 23 percent. For the six month period ended June 30, 2002, this segment generated revenue of $1,917,000 compared to $2,243,000 for the three month period ended June 30, 2001, representing a decline of $326,000 or 15 percent. The decline in transaction revenues is primarily attributable to a decline in non-core pieces of business within our overall transaction business segment, which came along with various acquisitions, including the following:
(i) a $170,000 reduction in professional services to $218,000 for the second quarter of 2002 compared to $388,000 in the similar period in the prior year as a result of certain cost containment measures by a key customer; (ii) elimination of a web consulting business, which consisted of $112,000 and $286,000 in revenues for the three and six-month periods ended June 30, 2001, respectively, and (iii) anticipated continued contraction of a legacy outsourced EDI business acquired from DynamicWeb, representing approximately $96,000 of the decline in revenue during the second quarter of 2002. Excluding the impact of these non-core pieces of business within our transaction business segment, revenues increased by 30 percent to $587,000 for the three months ended June 30, 2002 compared to $451,000 for the similar period in the prior year.

         On a pro forma basis, assuming the acquisition of Bac-Tech was completed on January 1, 2001, our revenues for the three-month period ended June 30, 2001 would have been $2,055,000, representing a decline of $1,030,000 or 50 percent for the three months ended June 30, 2002 compared to the similar period in the prior year. For the six-month period ended June 30, 2001, the pro forma revenues would have been $4,060,000 representing a decline of $1,419,000 or 35 percent for the six months ended June 30, 2002 compared to the similar period in the prior year. On a pro forma basis, our transaction processing and related services' reportable segment's revenues for the three month period ended June 30, 2001 would have been $1,862,000, representing a decline of $1,030,000 or 55 percent. Pro forma revenues in our transaction services and related processing business segment for the six-month period ended June 30, 2001 would have been $2,760,000 representing a decline of $843,000 or 31 percent. This is as a result of the declines discussed above and due to a lower volume of signed deals from the acquired Bac-Tech

--------------------------------------------------------------------------------
                                      -17-
business of $480,000 and $414,000 for the three months ended June 30, 2002 and the six months ended June 30, 2001, respectively, than for the similar periods in 2001 due to an economic slowdown, particularly in the high tech and software sectors.

         Our training and client educational services' reportable segment generated revenue of $193,000 during the three-month period ended June 30, 2002 compared to $601,000 during the three-month period ended June 30, 2001, representing a decrease in revenue of $408,000, or 68%. For the six-month period ended June 30, 2002, this segment generated revenue of $724,000 compared to $1,300,000 during the six month period ended June 30, 2001, representing a decrease of $576,000 or 44 percent. The lower revenues are attributable to (i) a significantly higher cancellation rate in 2002, which was closer to 50 percent versus the historical average of 10-12 percent, resulting in an adjustment to revenue of $320,000 during the second quarter of 2002 to reflect the actual cancellation rate experienced rather than the estimated rate in the first quarter; (ii) new releases by major vendors in the second quarter of 2001 of various Microsoft and Lotus products resulting in a one time increase in revenues from these products of approximately $72,000 and (ii) lower technology spending on training as a result as a result of the current recession and postponement of corporate training programs and new hardware and software releases.

         In the three and six month periods ended June 30, 2002 and 2001, one professional services customer accounted for approximately 17 percent and 16 percent of our total revenue for 2002 and 16 percent and 23 percent of our total revenue for 2001, respectively. For the three months ended June 30, 2002, revenues from this customer declined to $174,000 from $388,000 for the similar period for the prior year, representing a decline of $214,000 or 55 percent. This reduction is due to cost containment measures being taken by this customer and we expect quarterly revenues from this customer to stabilize at this level. No other customer accounted for 10% or more of our total revenue for the three and six-month periods ended June 30, 2002 and 2001.

         Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries and benefits of personnel and consultants providing consulting and training services to clients. Total cost of revenue for the three-month periods ended June 30, 2002 and June 30, 2001 amounted to $546,000 and $891,000, respectively, representing a decrease in cost of revenues of $345,000 or 38.7 percent. For the six-month periods ended June 30, 2002 and June 30, 2001, total cost of revenue amounted to $1,085,000 and $1,765,000, respectively, representing a decrease of $680,000 or
38.5 percent. This decrease was a result of (i) lower revenues in training and educational services resulted in lower cost of revenues of approximately $80,000 and $151,000 for this business segment over the respective three-month and six-month periods; (ii) cancellation of duplicate web hosting facilities and VAN charges, resulting in approximately $270,000 and $380,000 in cost savings for the respective three-month and six-month periods during 2002; and (iii) write-off of direct costs to develop supplier-trading communities of $71,000 in the six-month period ended June 30, 2001.

         Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the three month period ended June 30, 2002 amounted to $113,000 as compared to $573,000 for the three month period ended June 30, 2001, a decrease of $460,000 or 78 percent. For the six-month periods ended June 30, 2002 and 2001, marketing and selling expenses were $262,000 and $1,407,000, respectively, representing a decrease of $1,145,000 or 81 percent. The decrease is chiefly associated with the reorganization plan implemented by us prior to and during 2001 by

--------------------------------------------------------------------------------
                                      -18-
which we (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis, yielding quarterly savings of $375,000; and (ii) reduced or eliminated expenses related to trade shows and other marketing programs, which amounted to $438,000 during the six months ended June 30, 2001 and were $10,000 during the six months ended June 30, 2002.

         Product development expenses mainly represent amortization of capitalized software development costs and payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $350,000 and $202,000 for the three-month periods ended June 30, 2002 and 2001, respectively. The increase in product development expenses for the three-month period ended June 30, 2002 as compared to the same period of 2001 was $148,000 or 73 percent. This is attributable to our technology platform being placed in service at April 16, 2001, which is the date amortization on the new platform commenced and a higher gross asset balance in 2002. Product development expenses (exclusive of stock-based compensation) were approximately $695,000 and $1,347,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The decrease in product development expenses for the six-month period ended June 30, 2002 as compared to the same period of 2001 was $652,000 or 48 percent. During the six months ended June 30, 2002 such amount consists entirely of amortization of capitalized software development costs; whereas during the six months ended June 30, 2001, we expensed approximately $910,000 in relation with costs chiefly associated with the transition of certain of our existing customers to our new technology platform. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

         General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended June 30, 2002 and 2001, total general and administrative expenses (exclusive of stock-based compensation) amounted to $1,872,000 and $3,115,000, respectively, representing a decrease of $1,243,000 or 40 percent. During the six-month periods ended June 30, 2002 and 2001, general and administrative expenses amounted to $3,660,000 and $6,175,000, respectively, representing a decrease of $2,515,000 or 41 percent. The decrease is attributable to: (i) the write-off of the lease at 757 Third Avenue in the fourth quarter of 2001 as a restructuring charge and subsequent termination of this agreement, resulting in quarterly savings of $285,000; (ii) a reduction of quarterly salaries and benefits of approximately $570,000 per quarter as a result of the cost cutting measures implemented by us during 2001 and 2002; (iii) reduction of fees paid to outside contractors by approximately $210,000 per quarter; and (iv) lower legal expenses in 2002 by $330,000 for six months ended June 30, 2002.

         As a result of the above reorganization plan implemented, we recorded a total restructuring charge of $1,129,000 during the three and six-month periods ended June 30, 2001, primarily for employee severance and contract termination costs. During the three-month period ended June 30, 2002, the Company settled with its landlord at its prior executive offices at 757 Third Avenue in New York City resulting in an early termination of the lease relating to these premises and this restructuring was finalized. The amount by which the estimated restructuring charge taken in 2001 exceeded the actual restructuring costs to terminate this lease as determined in 2002, in the amount of $655,000, was reversed into income in the restructuring caption.

--------------------------------------------------------------------------------
                                      -19-

         Amortization of goodwill and other intangibles are non-cash charges associated with the DynamicWeb, Netlan, and Bac-Tech business combinations. Amortization expense was $194,000 and $3,402,000 for the three-month periods ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, amortization expense was $389,000 and $6,803,000, respectively. The decreases of $3,208,000 and $6,414,000 for the three-month and six month periods ended June 30, 2002, respectively, are due to the implementation of SFAS No. 142 during 2002. SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an annual impairment test of their carrying value. During the three-month and six-month periods ended June 30, 2001, we recorded amortization expense of $3,182,000 and $6,364,000, respectively, related to goodwill, which would not have been amortized under SFAS No. 142.

         During the three-month periods ended June 30, 2002 and 2001, stock-based compensation expense amounted to $81,000 and $935,000, respectively. During the six month periods ended June 30, 2002 and 2001, stock-based compensation expense $162,000 and $1,617,000, respectively. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at June 30, 2002 was approximately $606,000. This balance will be amortized at varying amounts per quarter through September 2003.

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

         For the three-month periods ended June 30, 2002 and 2001, EBITDA was a loss of $314,000 and $3,438,000, respectively. For the six-month periods ended June 30, 2002 and 2001 EBITDA was a loss of $620,000 and $6,987,000, respectively. During the three and six-month periods ended June 30, 2002, the Company expensed non-cash items including depreciation, amortization and stock-based compensation expense aggregating to $1,279,000 and $2,567,000, respectively, compared to $6,675,000 and $11,238,000 for the similar periods in 2001. The improvement in EBITDA during 2002 is a result of the cost savings from the restructuring discussed above, particularly in general and administrative expenses and marketing. The substantial improvement in EBITDA during 2002 is also a result of reversing the excess restructuring charge of $655,000 into income. Excluding this nonrecurring increase to income, EDITDA for the three and six month periods ended June 30, 2002 would have been a loss of $969,000 and $1,275,000, respectively.

         Interest and other, net amounted to an expense of $116,000 for the three-month period ended June 30, 2002 compared to an expense of $1,545,000 for the three-month period ended

--------------------------------------------------------------------------------
                                      -20-

June 30, 2001. The expense is both periods is primarily non cash and is due to the amortization of (i) debt issuance costs, (ii) the applicable discount on the debt, and (iii) the beneficial conversion feature.

         Net loss for the three-month periods ended June 30, 2002 and 2001 was $1,593,000 and 10,113,000 respectively. For the six-month periods ended June 30, 2002 and 2001, net loss was $3,187,000 and $18,210,000, respectively. The decrease in net loss is a combined result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the significant cost cutting measures carried out as part of our 2001 restructuring plan, our ongoing quarterly cash expenses more closely approximate our quarterly revenues, although we still reported negative cash flows from operations and an EBITDA loss for both the first two quarters of 2002 and 2001 and the year ended December 31, 2001. At our current quarterly expense rates, including the impact of the Bac-Tech acquisition, we will require approximately $1.9 million in quarterly revenues and $2.1 million in cash collections, respectively, to report positive EBITDA and cash flow from operations, respectively. To the extent our quarterly revenues and cash collections are below this amount, we are prepared to take additional actions, including further cost reduction measures.

         As of June 30, 2002, our principal source of liquidity was approximately $265,000 of cash and cash equivalents. As of June 30, 2002, we had a negative working capital position of $2,801,000. Excluding deferred revenue of $620,000, which represents projects that will be completed in the third and fourth quarters of 2002, we had a negative working capital balance of $2,181,000. We are in the process of negotiating agreements to settle certain current liabilities for less than their reported amounts, although there can be no assurance that we will be successful in these efforts. The report of our independent auditors on our financial statements as of and for the year ended December 31, 2001 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

In 2002, we initiated the following actions to improve our cash position and fund our operating losses:

             o Our staff was reduced by eight employees in the three months ended June 30, 2002 and another employee in August 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

             o We are attempting to sell our training business, subject to finding a suitable buyer; and

             o We determined to raise additional capital, in which respect, we entered into a private financing agreement in July 2002, resulting in gross proceeds of $350,000 to the Company and $850,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters.

         We are also taking aggressive steps to renegotiate old contracts and existing liabilities. In the second quarter of 2002, we entered into an agreement to terminate 22,000 square feet of leased space in New York City that we previously used for our corporate headquarters and back office operations. This action reduced our monthly rental cost by approximately $100,000 per month including certain utilities. To terminate the lease, we surrendered the letter of credit of approximately $1.2 million securing this lease and granted the landlord 240,000 warrants to

--------------------------------------------------------------------------------
                                      -21-
purchase our common stock at a per share price of $.101. The warrants were valued at $13,190 using the Black-Scholes model assuming an expected life of three years, volatility of 85 percent, and a risk free borrowing rate of 4.5 percent. During the year ended December 31, 2001, we recorded a restructuring charge of $1,765,000 to account for the estimated costs to terminate the lease. During the three-month period ended June 30, 2002, we reversed $655,000, which is the portion his restructuring charge that we over-estimated in excess of the actual lease termination costs.

         At June 30, 2002, we accrued approximately $577,000 potentially owing to a creditor. We had previously issued shares of our common stock to this party for payment of obligations then owing, and had agreed that in the event it received gross proceeds from the sale of these shares less than the amount originally owing of $1,200,000, then we would issue additional shares to cover the shortfall. In December 2001, we amended our agreement with this creditor whereby the creditor agreed to be issued up to 266,667 shares of our common stock to offset any deficiency, and to the extent such amount is insufficient, then to be paid one-half of the remaining balance in cash no earlier than April 2003, with the other one-half to be forgiven. We are currently engaged in negotiations with this vendor to renegotiate this liability.

         We anticipate spending approximately $0.6 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

         In July 2002, we initially closed a private placement of five-year 7% senior subordinated secured notes, which are convertible into shares of our common stock at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). Ten persons or entities, consisting of certain of our significant investors, and members of our management, purchased these notes. The gross proceeds of this transaction were $1,200,000 and are intended to be utilized for working capital and general corporate purposes. These notes contain full ratchet anti-dilution protection in certain events, including the issuances of shares of stock at less than market price or the applicable conversion price. These notes along with the $2,000,000 of notes issued in the January 2002 private placement and warrants are secured by substantially all of our assets. The security interest with respect to these notes is senior in right to the security interest created with respect to the notes issued in January 2002.

         In connection with this financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of these notes pending our acceptance of subscriptions and shall be disbursed as provided in the escrow agreement between the escrow agent and us. On the closing of this financing, proceeds of $350,000 were released to us and the remaining proceeds are being held in escrow. As provided in our escrow agreement, the remaining proceeds will be disbursed as directed by the representative of the holders of these notes, or, upon our request, after reducing our liabilities, existing as of June 18, 2002, through negotiation with creditors. In this respect, the retained proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. It is by no means certain that we will be successful in reducing our liabilities to a level whereby we can draw on the remaining amount in escrow. This financing triggered anti-dilution provisions affecting the conversion price of the Company's Prior Notes, Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

       In December 2001, we raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Bridge Notes ("Bridge Notes") and warrants ("Bridge

--------------------------------------------------------------------------------
                                      -22-

Warrants") to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

       In January 2002, the Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ("7% Notes"), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% notes were initially convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the bridge notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share ("Private Placement Warrants"). Using the relative fair value method in accordance with EITF 00-27, the Company determined that 29 percent of the $2 million proceeds received in the financing related to the Private Placement Warrants issued. Accordingly, the Company determined that there was a beneficial conversion feature related to the 7% Notes of in the amount of $512,000.

       The warrants issued with the Bridge Notes were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.88 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of bridge notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the beneficial conversion feature of $1,125,000, net of accreted interest to date of $176,000, is included in long term debt in the accompanying condensed consolidated financial statements.

       In connection with the December 2001 and January 2002 financings, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.90 per share to our placement agent in connection with the issuance of the 7% Notes ("Agent Warrants"). The Agent Warrants were valued at $180,000 using the Black Scholes model using the assumptions noted above. These financing costs are also being amortized and charged to interest expense over the five-year life of the debt.

       The proceeds of these financings are being used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-Tech acquisition. No cash payment of principal is required prior to the maturity date of January 7, 2007. Interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

       In January 2002, utilizing a portion of the proceeds of the December 2001 financing, we acquired Bac-Tech Systems, Inc., a privately-held New York City-based e-commerce company. As a result of the Bac-Tech acquisition, the Series D preferred stock transaction requires shareholder approval by November 30, 2002. If such approval is not obtained by November 30, 2002, the Series D preferred stock becomes redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. We expect that either this vote will occur prior to November 30, 2002 or that we will obtain the consent from the two primary former Bac-Tech shareholders, both of whom are executive officers of the Company, to eliminate the shareholder consent requirement so as to allow the automatic conversion of the Series D Preferred Stock into common stock. If the vote to convert or this consent does not occur, a cash payment of approximately $980,000 would be required to be made to the Bac-Tech shareholders. We may seek to grow by additional acquisitions. There can be no assurances provided that any additional funding will be concluded, or that, if concluded, will be concluded on acceptable terms or be

--------------------------------------------------------------------------------
                                      -23-
adequate to accomplish our goals. There can be no assurance that any other additional acquisitions can be concluded or, if concluded, will achieve the results desired by us.

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

         We anticipate spending approximately $0.6 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

         Net cash used in operating activities totaled approximately $1,432,000 for the six-month period ended June 30, 2002 as compared to net cash used in operating activities of approximately $7,066,000 for the same period in 2001. Net cash used in operating activities for six-month period ended June 30, 2002 resulted primarily from (i) the $3,187,000 net loss in the period and (ii) a $807,000 use of cash from operating assets and liabilities primarily to settle old outstanding liabilities, offset by (iii) an aggregate of $2,562,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, restructuring charges and the impairment of goodwill. Net cash used in operating activities for the six month period ended June 30, 2001 resulted primarily from (i) the $18,210,000 net loss in the period, offset by
(ii) $132,000 decrease in cash from the management of operating assets and liabilities, and (iii) an aggregate of $11,276,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

--------------------------------------------------------------------------------
                                      -24-

         Net cash used in investing activities totaled approximately $478,000 for the six-month period ended June 30, 2002 as compared to net cash used in investing activities of approximately $1,983,000 for the same period in 2001. Net cash used in investing activities for the six months ended June 30, 2002 resulted from (i) the purchase of capital assets for $40,000; (ii) acquisition of Bac-Tech using $198,000, net of cash acquired; and (ii) $240,000 in product development costs consisting primarily of capitalized salaries. Net cash used in investing activities for the six months ended June 30, 2001 resulted from (i) the purchase of capital assets for $589,000, and (ii) $1,394,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

         Net cash used by financing activities totaled approximately $65,000 for the six-month period ended June 30, 2002, which consisted exclusively of repayment of capital lease obligations. This compared to net cash generated by financing activities of $4,092,000 for six-month period ended June 30, 2001, which consisted of (i) repayment of borrowings of $2,250,000 under a $2,500,000 term loan from a bank; (ii) repayment of capital lease obligations of $124,000; and (iii), the net cash of $6,466,000 raised from our May 2001 financing transaction.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied at the beginning of 2002 and to be applied to all goodwill and other intangible assets recognized in our financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. We are currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 31, 2002. We have completed the initial step of the transitional impairment test and defined our two reportable business units as our Transaction Business and Related Services and Training and Educational Business Services business segments. We will complete the transitional impairment test by September 30, 2002 and will also perform our annual impairment test as of September 30th each year.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of long-

--------------------------------------------------------------------------------
                                      -25-
lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. Earlier application is encouraged. We are currently evaluating the impact of the new accounting standard and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 31, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standard on existing long-lived assets and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 31, 2002.

--------------------------------------------------------------------------------
                                      -26-

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99.1. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

A Form 8-K was filed on May 14, 2002 to disclose the resignation of Peter J. Fiorillo as Chairman of the Board of Directors and Chief Financial Officer. This filing also announced the appointment of Bruce J. Haber as Chairman of the Board and Richard S. Cohan, the Company's President and Chief Executive Officer, as a Director.

A Form 8K was filed on June 19, 2002 to disclose that the Company reached an agreement with its landlord to terminate the lease for its previous executive offices at 757 Third Avenue in New York City.

--------------------------------------------------------------------------------
                                      -27-

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         eB2B Commerce, Inc.
                                         -------------------
                                         (Registrant)

August 19, 2002                     By:  /s/ Richard Cohan
---------------                     ----------------------
                                    Chief Executive Officer and President
                                    (Principal Executive and Financial officer)

--------------------------------------------------------------------------------
                                      -28-