Form 10QSB
period 2002-09-30
EB2B COMMERCE INC /NY/
filed 2002-11-27
CIK 317788

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

As of November 20, 2002, there were 2,361,796 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes            No    X
                                                    --------      --------

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               eB2B COMMERCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   September 30,  December 31,
                                                                                       2002          2001
                                                                                   (unaudited)
                              ASSETS
Current Assets
   Cash and cash equivalents                                                          $     222    $   2,098
   Restricted cash                                                                          140        1,441
   Accounts receivable, net                                                                 681          599
   Other current assets                                                                     117          123
   Net current assets from discontinued operations                                            -          227
                                                                                      ---------    ---------
          Total Current Assets                                                            1,160        4,488

Property and equipment, net                                                                 343        1,867
Goodwill, net                                                                             2,464        1,350
Other intangibles, net                                                                    1,115          815
Other assets                                                                              1,212        1,750
Net non-current assets from discontinued operations                                           -          337
                                                                                      ---------    ---------
             Total Assets                                                             $   6,294    $  10,607
                                                                                      =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                               $     130    $     126
   Accounts payable                                                                       1,535        1,339
   Accrued liabilities and other                                                          2,051        1,570
   Accrued interest                                                                         105            -
   Lease termination costs                                                                    -        1,299
   Deferred income                                                                          366          164
   Net current liabilities of discontinued operations                                       181            -
                                                                                      ---------    ---------
          Total Current Liabilities                                                       4,368        4,498

Long-term debt, less current maturities                                                   2,238        1,781
Capital lease obligations, less current maturities                                            -          104
Lease termination costs                                                                       -          595
Other                                                                                         -          991
                                                                                      ---------    ---------
          Total Liabilities                                                               6,606        7,969
                                                                                      ---------    ---------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, convertible Series A - $.0001 par value;
     2,000 shares authorized; 7 shares issued and outstanding at                              -            -
     September 30, 2002 and December 31, 2001

Preferred stock, convertible
   Series B - $.0001 par value;
     4,000,000 shares authorized; 2,223,531 and 2,477,053
     shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively

   Preferred stock, convertible Series C - $.0001 par value;
     1,750,000 shares authorized; 763,125 shares
     outstanding at September 30, 2002 and December 31, 2001                                  -            -
   Preferred stock, convertible Series D - $.0001 par value;
     100,000 shares authorized; 95,000 shares issued and
     outstanding at September 30, 2002 and December 31, 2001                                  -            -
   Common stock - $.0001 par value; 200,000,000 shares
     authorized; 2,008,723 and 1,603,137 shares issued and
     outstanding at September 30, 2002 and December 31, 2001,
     respectively                                                                             2            2
   Additional paid-in capital                                                           158,054      155,903
   Accumulated deficit                                                                 (157,844)    (152,499)
   Unearned stock-based compensation                                                       (524)        (768)
                                                                                      ---------    ---------
          Total Stockholders' Equity                                                       (312)       2,638
                                                                                      ---------    ---------
              Total Liabilities and Stockholders' Equity                              $   6,294    $  10,607
                                                                                      =========    =========

See accompanying notes to condensed consolidated financial statements.

                               eB2B COMMERCE INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATI0NS (UNAUDITED)
                 (in thousands, except share and per share data)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2002             2001             2002             2001
                                                                -----------      -----------      -----------      -----------
Revenue                                                         $       828      $       950      $     2,745      $     3,193
                                                                -----------      -----------      -----------      -----------
Costs and expenses
     Cost of revenue                                                    303              397              836            1,458
     Marketing and selling
        (exclusive of stock-based
        compensation expense of $75 and $225
        for the three and nine months
        ended September 30, 2002, and $127
        and $394 for the three and nine months
        ended September 30, 2001 respectively)                           93              181              341            1,610
      General and administrative
        (exclusive of stock-based compensation
        expense of $4 and $12 for the three and
        nine months ended September 30, 2002, and
        $95 and $1,441 for the three and nine months
        ended September 30, 2001, respectively)                       1,169            2,162            4,328            7,653
      Restructuring charge                                                -              313             (655)           1,442
      Amortization of other intangibles and goodwill                    710            3,129            1,099            9,386
      Amortization of product development costs
         (exclusive of stock-based compensation
         expense of $2 and $6 for the three and
         nine months ended September 30, 2002 and
         2001, respectively)                                            144              257              839            1,604
      Impairment of goodwill                                              -           42,403                -           42,403
      Stock-based compensation expense                                   81              224              244            1,841
                                                                -----------      -----------      -----------      -----------
           Total costs and expenses                                   2,500           49,066            7,032           67,397
                                                                -----------      -----------      -----------      -----------
             Loss from operations                                    (1,672)         (48,116)          (4,287)         (64,204)
           Interest and other, net                                      (66)          (1,527)            (296)          (3,037)
                                                                -----------      -----------      -----------      -----------
           Net loss from continuing operations                  $    (1,738)     $   (49,643)     $    (4,583)     $   (67,241)
      Net loss from discontinued operations                            (420)          (1,327)            (762)          (1,939)
                                                                -----------      -----------      -----------      -----------
        Net loss                                                $    (2,158)     $   (50.970)     $    (5,345)     $   (69,180)
                                                                ===========      ===========      ===========      ===========
    Net loss per common share from
        continuing operations                                   $     (.88)      $    (36.61)     $     (2.40)     $    (56.89)
    Net loss per common share from
       discontinued operations                                  $     (.21)      $      (.98)     $      (.40)     $     (1.64)
                                                                -----------      -----------      -----------      -----------
      Net loss per common share                                 $    (1.09)      $    (37.58)     $     (2.80)     $    (58.53)
                                                                ===========      ===========      ===========      ===========
      Weighted average number of common
          shares outstanding                                      1,984,551        1,356,153        1,905,855        1,181,820
                                                                ===========      ===========      ===========      ===========

                               eB2B COMMERCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Nine Months Ended September 30,
                                                                              2002                  2001
                                                                              ----                  ----

Operating Activities
   Net loss                                                                 $ (5,345)              (69,180)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Impairment of goodwill                                                    --                42,403
        Depreciation and amortization                                          2,920                12,351
        Stock-based compensation expense                                         244                 1,841
        Non-cash interest expense                                                199                 3,120
   Management of operating assets and liabilities
        Accounts receivable, net                                                 244                   580
        Accounts payable                                                          (6)                 (263)
        Accrued expenses and other current liabilities                           338                   282
        Lease termination costs and other                                       (424)                  330
                                                                    -----------------      ------------------
            Net cash used in operating activities                             (1,830)               (8,536)
                                                                    -----------------      ------------------

Investing Activities
   Product development expenditures                                             (367)               (1,604)
   Purchase of property and equipment                                             (6)                 (596)
   Acquisitions, net of cash acquired                                           (198)                   --
                                                                    -----------------      ------------------
            Net cash used in investing activities                               (571)               (2,200)
                                                                    -----------------      ------------------

Financing Activities
   Proceeds from borrowings and issuance of convertible notes, net               625                 6,466
   Repayment of borrowings                                                        --                (2,250)
   Payment of capital lease obligations                                         (100)                 (125)
                                                                    -----------------      ------------------
            Net cash (used in) provided by financing activities                  525                 4,091
                                                                    -----------------      ------------------

Net decrease in cash and cash equivalents                                     (1,876)               (6,645)
Cash and cash equivalents at beginning of period                               2,098                 9,650
                                                                    -----------------      ------------------
Cash and cash equivalents at end of period                                       222                 3,005
                                                                    =================      ==================
Non-cash transactions
   Common and preferred stock issued in connection with
     acquisition                                                               1,240                    --
   Issuance of warrants with convertible debt                                    750                 4,434
   Issuance of long term note in connection with acquisition                     397                    --
   Beneficial conversion with issuance of convertible debt                       512                   434
   Common stock issued in exchange for accounts payable                           --                    48
   Common stock and warrants issued for services                                  --                    --
Cash paid during the period for
   Interest                                                                        4                   136

See accompanying notes to condensed consolidated financial statements.

                               eB2B COMMERCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND PLAN OF OPERATION

         eB2B Commerce, Inc. (the "Company") utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, until it discontinued these operations as of September 30, 2002, the Company provided authorized technical education to its client base, and also designed and delivered custom computer and Internet-based training seminars.

         Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. For the three-month and nine month periods ended September 30, 2002 and 2001, the Company incurred losses from continuing operations of approximately $1.7 million and $4.6 million, respectively, in 2002 and $49.6 million and $67.2 million, respectively, in 2001. The Company generated negative cash flows from $1.8 million and $8.5 million for the nine month periods ended
September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company had a working capital deficit of approximately $3.2 million and an accumulated deficit of approximately $157.8 million.

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

         In 2002, the Company initiated the following actions to improve its cash position and fund its operating losses:

               o The Company reduced its staff by nine employees in the nine months ended September 30, 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

               o The Company discontinued its training and educational services business segment as of September 30, 2002;

               o The Company has settled vendor obligations with unsecured obligations totaling $766,000 for approximately $178,000, which will be disbursed in various increments through March 2003. The Company continues to pursue negotiations with its remaining unsecured creditors.

               o The Company raised additional capital in a $1,200,000 financing by entering into a private financing agreement in the third quarter of 2002, resulting in gross proceeds of $625,000 to the Company during the quarter and an additional $575,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters.
                  In November 2002, the Company met these parameters and drew down on an additional $275,000 so there is $300,000 remaining in the escrow account as of this date.

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

NOTE 3.  ACQUISITION OF BAC-TECH SYSTEMS

         In January 2002, the Company acquired Bac-Tech Systems, Inc. ("Bac-Tech"), a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet in the amount of $397,000 after discounting these notes using the Company's estimated borrowing rate of 15 percent.

         The Company has accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,930,000, which consisted of (i) cash of $250,000; (ii) 200,000 shares of the Company's common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000;

(iv) a three year non-interest bearing note with a face value of $600,000 and a net present value of $397,000 assuming the Company's effective borrowing rate; and (v) $43,000 in closing costs and other items.

         The following is a summary of the initial allocation of the purchase price of the Bac-Tech acquisition (in thousands):

       Purchase price..............................................  $ 1,887
       Acquisition costs...........................................       43
                                                                     -------
       Total purchase price........................................  $ 1,930
                                                                     =======
       Cash assumed................................................  $    52
       Accounts receivable, net....................................      326
       Other current assets........................................       51
       Property, plant, and equipment, net.........................       47
       Accounts payable............................................     (196)
       Accrued expenses and other current liabilities..............     (161)
       Deferred revenue............................................     (110)
                                                                     -------
       Historical net assets acquired..............................        9
       Identifiable intangible assets..............................      807
       Goodwill....................................................    1,114
                                                                     -------
       Total purchase price........................................  $ 1,930
                                                                     =======

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

         Because the acquisition of Bac-Tech occurred on the second day of the year, the results of operations represents the full month period for both companies. The following represents the summary unaudited pro forma condensed consolidated results of operations for the three-month and nine month periods ended September 30, 2001 as if the acquisition had occurred at the beginning of the period presented (in thousands, except per share data):

                                                    Three Months Ended            Nine months Ended
                                                    September 30, 2001            September 30, 2001
                                                    -------------------           -------------------
Revenue                                                $   1,293                      $   3,970
Net loss from continuing operations                    $ (49,957)                     $ (67,925)
Basic and diluted net loss per common share            $  (29.64)                     $  (38.69)
                                                        --------                       --------

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


NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

         At the beginning of 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an impairment test of their carrying value. An initial impairment test must be completed in the year of adoption with at least an annual impairment test starting in the initial year of adoption and at the same time in future years. The Company determined its reportable units to be its Training and Client Educational Services, which was discontinued in the third quarter of 2002, and Transaction Processing businesses for purposes of allocating goodwill and testing it for impairment. The Company completed its initial impairment test as of January 1, 2002 by September 30, 2002 and did not record a write-down as a result of the initial adoption of SFAS No. 142. The Company will complete its annual impairment test in the fourth quarter of 2002.

         Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effects of SFAS No. 142 and accordingly the three and nine-month periods ended September 30, 2001 includes amortization of goodwill in the amount of approximately $3,180,000 and $9,536,000, respectively. During the three-month periods ended September 30, 2002 and 2001, the Company recorded amortization expense of $710,000 and $220,000, respectively, related to other intangible assets with definitive useful lives, which will continue to be amortized over their remaining useful lives. During the nine-month periods ended September 30, 2002 and 2001, the Company recorded amortization expense of $1,099,000 and $669,000, respectively, related to these other intangible assets.

         The following represents pro forma net loss and loss per share assuming the adoption of SFAS No. 142 in the first quarter of 2001 ($ in thousands, except per share data):

                                                     For the Three Months     For the Nine Months
                                                        Ended 9/30/01            Ended 9/30/01
       Reported net loss from continuing operations.......$(46,643)                 $(67,241)

       Add:  amortization of goodwill.....................   3,188                     9,536
                                                          --------                  --------
       Adjusted net loss from continuing operations.......$(46,463)                 $(57,705)
                                                          ========                  ========

       Basic and diluted earnings per share from
          continuing operations............................. $(36.61)         $(56.89)
                                                             -------          -------
       Add:  Goodwill amortization..........................    2.34             8.07
                                                             -------          -------
       Adjusted net loss from continuing operations......... $(34.27)         $(48.82)
                                                             =======          =======


NOTE 5. LONG TERM DEBT AND FINANCINGS

         In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ("Bridge Notes") and warrants (Bridge Warrants") to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

         In January 2002, the Bridge Notes were exchanged for $2,000,000 principal amount of five year 7% senior subordinated secured convertible notes ("7% Notes"), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% notes were convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share. The holders of the Bridge Notes also received, in exchange for the Bridge Notes, warrants to purchase 826,439 shares of our common stock at a price of $2.90 per share ("Private Placement Warrants"). Using the relative fair value method in accordance with EITF 00-27, the Company determined that the Private Placement Warrants issued had a value of $570,000 based on utilizing the Black-Scholes pricing with assumptions as follows: (i) expected life of two years; (ii) volatility of 80 percent; (iii) risk free borrowing rate of 4.9 percent; and (iv) allocation of 29 percent of the proceeds to the warrants based on the relative fair values of the warrants and the debt. Accordingly, the Company determined that there was a beneficial conversion feature related to the 7% Notes of in the amount of $512,000. This beneficial conversion feature was recorded as an unamortized discount on the 7% Notes and is being accreted as interest expense over the five year life of the 7% Notes.

         The warrants issued with the Bridge Notes were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.9 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of Bridge Notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the beneficial conversion feature of $1,207,000, net of accreted interest to date of $264,000, is included in long term debt in the accompanying condensed consolidated financial statements.

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

         The July Notes issued in the July Financing, together with the $2,000,000 of the 7% Notes issued in the Company's private placement of notes and warrants in January 2002, are secured by substantially all of the assets of the Company. The security interest with respect to the July Notes are senior in right to the security interest created with respect to the 7% Notes.

         In connection with the Financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of the Notes pending acceptance of subscriptions by the Company and shall be disbursed as provided in the Escrow Agreement between the Company and the escrow agent (the "Escrow Agreement"). On the closing of the Financing, proceeds of $350,000 were released to the Company and the remaining proceeds were to be held in escrow (the "Retained Proceeds"). As provided in the Escrow Agreement, the Retained Proceeds will be disbursed as directed by the representative of the holders of the Notes, or, upon request of the Company, after reducing its liabilities, existing as of June 18, 2002, through negotiation with creditors. The Retained Proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. In this respect, in each of September 2002 and November 2002, $275,000 was released from escrow leaving a current balance of $300,000.

         The January 2002 financing triggered anti-dilution provisions affecting the conversion price of the Company's Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants. The July 2002 Financing also triggered anti-dilution provisions as to such securities as well as in respect to the 7% Notes.

NOTE 6. RESTRUCTURING

         To address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

         In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility. The following is a summary of the restructuring charge recognized in the year ended December 31, 2001, which was completed in the second quarter of 2002 (in thousands):

                                 Restructuring       Payments              Reversals to         Balance at
                                 Charge              through 9/30/02       Income               9/30/02
                                 ------              ---------------       ------               -------

Lease termination                $1,765              $1,110                $(655)               $      -
Severance for 40 employees        1,145               1,145                    -                       -
Contract termination
  Settlement                        418                 418                    -                       -
                                 ------              ------                -----                --------
Total Charges                    $3,328              $2,673                $(655)               $      -
                                 ======              ======                =====                ========

         In December 2001, the Company issued 156,667 shares of common stock to two former employees to satisfy $282,000 in severance claims, which is included in the payments above. The Company made the final payment related to employee severance in the second quarter of 2002 and finalized the lease termination for less than the Company originally estimated. The remaining excess restructuring accrual for lease termination costs of $655,000 was reversed into income through the restructuring line item charge in the second quarter of 2002.

NOTE 7.  NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at September 30, 2002 and 2001, options and warrants to purchase 19,673,989 and 3,896,084 common shares, and preferred shares and long term debt convertible into 38,186,058 and 2,274,789 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

         The unaudited pro forma net loss per common share presented in Notes 3 and 4 herein has been computed in the same manner as net loss per common share.

NOTE 8.  PRODUCT DEVELOPMENT

         Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company, which is currently two years for the Company. As of September 30, 2002 and December 31, 2001, capitalized product development costs, which have been classified as other assets in the Company's balance sheets, were $701,145 and $1,631,000, respectively. Total product development costs expensed as amortization were approximately $839,000 and $1,604,000 for nine-month periods ended September 30, 2002 and 2001, respectively.

NOTE 9.  RELATED PARTIES

         The Chief Operating Officer of a securities firm that has in the past provided financial advisory services to the Company (the "Financial Advisor") is a director of the Company. In additional, until recently, a principal and Chief Executive Officer of the Financial Advisor was a director of the Company. For acting as a placement agent for the Bridge and Private Placement Financings, the Financial Advisor received a cash fee in the amount of $200,000 and was issued warrants to purchase 165,289 shares of Company common stock with an exercise price of $2.40 for a period of two years. These warrants were valued using the Black-Scholes option-pricing model at $180,900 assuming 80 percent volatility, a bond equivalent yield of 4.9%, and at a price of $2.40. They are included on the accompanying condensed consolidated balance sheet as deferred financing fees and are being amortized and included as interest expense over the five-year life of the debt.

         The Company also paid its new Chairman of the Board of the Company $30,100 and $70,300 during the three month and nine month periods ended September 30, 2002, respectively, to provide consulting services related to the restructuring of the Company's current business operations as well as to evaluate the Company's overall business strategies. The Company has committed to pay this individual $10,000 per month plus out of pocket expenses through December 31, 2002.

NOTE 10. DISCONTINUED OPERATIONS

         As of September 30, 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. For the nine months ended September 30, 2002 and 2001, the Company's discontinued operations contributed net sales of $1,105,000 and $1,851,000, respectively.

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

         In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. We also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet.

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

         As a result of the acquisition of Bac-Tech Systems, our financial condition and results of operations were significantly different during the three-month and nine-month periods ended September 30, 2002 and 2001. Therefore, we believe that the results of operations for the three-month and nine-month periods ended September 30, 2002 may not be comparable in certain respects to the results of operations for the same period in 2001, and our anticipated financial condition and results of operations going forward. Furthermore, our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

         In August 2002, our common stock was delisted from the NASDAQ small cap market and commenced trading on the over the counter bulletin board.

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

Accounting for Business Combinations, Goodwill, and Other Intangible Assets

         The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value or a greater part of the purchase price is allocated to goodwill, which is no longer amortized, than to a shorter-lived asset with a definitive life (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, there is also judgment involved in determining whether goodwill and other intangibles are impaired.

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


RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

         As a result of continuing operating losses, negative cash flows, working capital constraints, and the inability to sell the business as of September 30, 2002, we discontinued our Training and Client Educational Services business segment. As a result, the financial results from all current period periods have been restated to reflect this business segment as a discontinued operation and the Company now has one business segment, Transaction Processing Services.

         Total revenue for the three-month periods ended September 30, 2002 and 2001 amounted to $828,000 and $950,000 respectively, reflecting a decrease of $122,000 or 13 percent for the three-month period ended September 30, 2002. Revenue for the nine-month periods ended September 30, 2002 and 2001 amounted to $2,745,000 and $3,193,000, respectively, reflecting a decrease of $448,000 or 14 percent for the nine-month period ended September 30, 2002. The decline in transaction revenues is primarily attributable to a slower economy and reduced marketing spending as well as a decline in non-core pieces of our overall transaction processing business, which came along with various acquisitions, including the following: (i) a $64,000 reduction in professional services to $236,000 in the third quarter of 2002 compared to $300,000 in the similar period in the prior year as a result of certain cost containment measures by a key customer; (ii) elimination of a web design business, which consisted of $286,000 in revenues for nine-month period ended September 30, 2001, and
(iii) anticipated continued contraction of a legacy outsourced
EDI business acquired from DynamicWeb, representing approximately $98,000 of the decline in revenue during the third quarter of 2002.

         On a pro forma basis, assuming the acquisition of Bac-Tech was completed on January 1, 2001, our revenues for the three-month period ended September 30, 2001 would have been $1,293,000, representing a decline of $464,000 or 36 percent for the three months ended September 30, 2002 compared to the similar period in the prior year. For the nine-month period ended September 30, 2001, the pro forma revenues would have been $3,970,000 representing a decline of $1,225,000 or 31 percent for the nine months ended September 30, 2002 compared to the similar period in the prior year. This is as a result of the declines discussed above and due to a lower volume of revenues from the acquired Bac-Tech business as a result of an economic slowdown in the high tech and software sectors.

         One professional services customer accounted for approximately 27 percent and 24 percent of our total revenue for the three and nine months ended September 30, 2002, respectively and 31 percent and 33 percent of our total revenue for the similar periods in 2001, respectively. For the three months ended September 30, 2002, revenues from this customer declined to $225,000 from $294,000 for the similar period for the prior year, representing a decline of $69,000 or 23 percent. This reduction is due to cost containment measures being taken by this customer and we expect quarterly revenues from this customer to stabilize at this level, although there can be no assurance in this regard. No other customer accounted for 10% or more of our total revenue for the three and nine-month periods ended September 30, 2002 and 2001.

         Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries and benefits of personnel and consultants providing consulting services to clients.
Total cost of revenue for the three-month periods ended September 30, 2002 and September 30, 2001 amounted to $303,000 and $397,000, respectively, representing a decrease in cost of revenues of $94,000 or 24 percent. For the nine-month periods ended September 30, 2002 and September 30, 2001, total cost of revenue amounted to $836,000 and $1,458,000, respectively, representing a decrease of $622,000 or 43 percent. This decrease was a result of (i) lower revenues and
(ii) cancellation of duplicate web hosting facilities and VAN charges, resulting in approximately $230,000 and $610,000 in cost savings for the respective three-month and nine-month periods during 2002.

         Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the three month period ended September 30, 2002 amounted to $93,000 as compared to $181,000 for the three month period ended September 30, 2001, a decrease of $88,000 or 49 percent. For the nine-month periods ended September 30, 2002 and 2001, marketing and selling expenses were $341,000 and $1,610,000, respectively, representing a decrease of $1,269,000, or 79 percent. The decrease is chiefly associated with the reorganization plan implemented by us prior to and during 2001 by which we (i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis, yielding quarterly savings of $375,000; and (ii) reduced or eliminated expenses related to trade shows and other marketing programs, which amounted to $456,000 during the nine months ended September 30, 2001 and were $10,000 during the nine months ended September 30, 2002.

         Product development expenses mainly represent amortization of capitalized software development costs and payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $144,000 and $257,000 for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in product development expenses for the three-month period ended September 30, 2002 as compared to the same period of 2001 was $113,000 or 44 percent. This is attributable to a nonrecurring pick up to income of $220,000 as a result of a settlement agreement with a large vendor, who developed software for previously written off costs. Product development expenses (exclusive of stock-based compensation) were approximately $839,000 and $1,604,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The decrease in product development expenses for the nine-month period ended September 30, 2002 as compared to the same period of 2001 was $765,000 or 48 percent. During the nine months ended September 30, 2002 such amount consists entirely of amortization of capitalized software development costs offset by the reversal of $220,000 for the vendor settlement discussed above; whereas during the nine months ended September 30, 2001, we expensed approximately $910,000 in relation with costs chiefly associated with the transition of certain of our existing customers to our new technology platform. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions are implemented.

         General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended September 30, 2002 and 2001, total general and administrative expenses (exclusive of stock-based compensation) amounted to $1,168,000 and $2,162,000, respectively, representing a decrease of $994,000 or 46 percent. During the nine-month periods ended September 30, 2002 and 2001, general and administrative expenses amounted to $4,328,000 and $7,653,000, respectively, representing a decrease of $3,325,000 or 43 percent. The decrease is attributable to: (i) the write-off of the lease at 757 Third Avenue in the fourth quarter of 2001 as a restructuring charge and subsequent termination of this agreement, resulting in quarterly savings of $285,000; (ii) a reduction of quarterly salaries and benefits of approximately $570,000 per quarter as a result of the cost cutting measures implemented by us during 2001 and 2002; (iii) reduction of fees paid to outside contractors by approximately $210,000 per quarter; and (iv) lower legal expenses in 2002 by $365,000 for nine months ended September 30, 2002.

         As a result of the above reorganization plan implemented, we recorded a total restructuring charge of $313,000 and $1,442,000 during the three and nine-month periods ended September 30, 2001, respectively, primarily for employee severance and contract termination costs. During the nine months ended September 30, 2002, the Company settled with its landlord at its prior executive offices at 757 Third Avenue in New York City resulting in an early termination of the lease relating to these premises and this restructuring was finalized. The amount by which the estimated restructuring charge taken in 2001 exceeded the actual restructuring costs to terminate this lease as determined in 2002, in the amount of $655,000, was reversed into income in the restructuring caption during the second quarter of 2002.

         Amortization of goodwill and other intangibles are non-cash charges associated with the DynamicWeb, Netlan, and Bac-Tech business combinations. Amortization expense was $710,000 and $3,129,000 for the three-month periods ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, amortization expense was $1,099,000 and $9,386,000, respectively. The decreases of $2,410,000 and $6,257,000 for the three-month and nine month periods ended September 30, 2002, respectively, are due to the implementation of SFAS No. 142 during 2002. SFAS No. 142 eliminated the amortization of goodwill and certain intangibles with indefinite lives and requires an annual impairment test of their carrying value. During the three-month and nine-month periods ended September 30, 2001, we recorded amortization expense of $3,180,000 and $9,536,000, respectively, related to goodwill, which would not have been amortized under SFAS No. 142.

         During the three-month periods ended September 30, 2002 and 2001, stock-based compensation expense amounted to $81,000 and $224,000, respectively. During the nine-month periods ended September 30, 2002 and 2001, stock-based compensation expense was $244,000 and $1,841,000, respectively. The deferred stock compensation is being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation at September 30, 2002 was approximately $524,000. This balance will be amortized at varying amounts per quarter through March 2004.

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

         For the three-month periods ended September 30, 2002 and 2001, EBITDA was a loss of $365,000 and $1,519,000, respectively. For the nine-month periods ended September 30, 2002 and 2001 EBITDA was a loss of $985,000 and $8,478,000 respectively. During the three and nine-month periods ended September 30, 2002, the Company expensed non-cash items including impairment of goodwill, depreciation, amortization and stock-based compensation expense aggregating to

$1,373,000 and $3,598,000, respectively, compared to $48,124,000 and $58,763,000 for the similar periods in 2001. The improvement in EBITDA during 2002 is a result of the cost savings from the restructuring discussed above, particularly in general and administrative expenses and marketing. The substantial improvement in EBITDA during 2002 is also a result of reversing the excess restructuring charge of $655,000 into income during the second quarter of 2002. Excluding this nonrecurring increase to income, EDITDA for the three and nine month periods ended September 30, 2002 would have been a loss of $365,000 and $1,640,000, respectively.

         Interest and other, net amounted to an expense of $66,000 and $296,000 for the three and nine-month periods ended September 30, 2002, respectively, compared to an expense of $1,527,000 and $3,037,000 for the three and nine-month periods ended September 30, 2001, respectively. The expense in both periods is primarily non cash and is due to the amortization of (i) debt issuance costs,
(ii) the applicable discount on the debt, and (iii) the beneficial conversion feature.

         Net loss for the three-month periods ended September 30, 2002 and 2001 was $2,158,000 and $50,970,000, respectively. For the nine-month periods ended September 30, 2002 and 2001, net loss was $5,345,000 and $69,180,000, respectively. The decrease in net loss is a combined result of the changes discussed above and the fact that we recorded a charge for the impairment of goodwill of $42,403,000 during the third quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of the significant cost cutting measures carried out as part of our 2001 restructuring plan, our ongoing quarterly cash expenses more closely approximate our quarterly revenues, although we still reported negative cash flows from operations and an EBITDA loss for both the first three quarters of 2002 and 2001 and the year ended December 31, 2001. At our current quarterly expense rates, including the impact of the Bac-Tech acquisition and after discontinuing the operations of Netlan, we will require approximately $1.1 million in quarterly revenues and $1.3 million in cash collections, respectively, to report positive EBITDA and cash flow from operations, respectively. To the extent our quarterly revenues and cash collections are below this amount, we are prepared to take additional actions, including further cost reduction measures.

         As of September 30, 2002, our principal source of liquidity was approximately $222,000 of cash and cash equivalents that was unrestricted.
The company expects at least $54,000 of the restricted cash balance of $140,000 to become available toward working capital needs within 90 days. As of September 30, 2002, we had a negative working capital position of $3,208,000. Excluding deferred revenue of $366,000, which represents projects that we expect to complete in the fourth quarter of 2002, and net current liabilities of discontinued operations we had a negative working capital balance of $2,661,000. The negative working capital position does not reflect the anticipated reduction in liabilities from settlements reached with unsecured vendors totalling $766,000. There can be no assurance that we will be successful in further reducing these liabilities. If we are unsuccessful in reducing these liabilities and do not see an increase in revenues and cash collections to the previously mentioned levels or cannot raise additional capital, we are unlikely to have the capital to fund our operations through 2003. The report of our independent auditors on our financial statements as of and for the year ended December 31, 2001 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

         In 2002, we initiated the following actions to improve our cash position and fund our operating losses:

               o Our staff was reduced by eight employees in the nine months ended September 30, 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

               o As a result of our inability to sell the business, we discontinued our training and client educational services business segment to preserve capital;

               o We settled vendor obligations with unsecured obligations totaling $766,000 for approximately $178,000, which will be disbursed in various increments through March 2003. The Company continues to pursue negotiations with its remaining unsecured creditors;

               o We determined to raise additional capital, in which respect, we entered into a private financing agreement in July 2002, resulting in gross proceeds of $350,000 to the Company and $850,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters. We received additional proceeds from escrow of $275,000 in each of September and November of 2002. As of November 14, 2002, we have successfully drawn on a total of $900,000 from the escrow with $300,000 remaining in escrow.

         We are also taking aggressive steps to renegotiate old contracts and existing liabilities. In the second quarter of 2002, we entered into an agreement to terminate 22,000 square feet of leased space in New York City that we previously used for our corporate headquarters and back office operations. This action reduced our monthly rental cost by approximately $100,000 per month including certain utilities. To terminate the lease, we surrendered a letter of credit of approximately $1.2 million securing this lease and granted the landlord 240,000 warrants to purchase our common stock at a per share price of $.101. The warrants were valued at $13,190 using the Black-Scholes model assuming an expected life of three years, volatility of 85 percent, and a risk free borrowing rate of 4.5 percent. During the year ended December 31, 2001, we recorded a restructuring charge of $1,765,000 to account for the estimated costs to terminate the lease. During the three-month period ended September 30, 2002, we reversed $655,000, which is the portion his restructuring charge that we over-estimated in excess of the actual lease termination costs.

         At September 30, 2002, we accrued approximately $594,000 potentially owing to a creditor. We had previously issued shares of our common stock to this party for payment of obligations then owing, and had agreed that in the event it received gross proceeds from the sale of these shares less than the amount originally owing of $1,200,000, then we would issue additional shares to cover the shortfall. In December 2001, we amended our agreement with this creditor whereby the creditor agreed to be issued up to 266,667 shares of our common stock to offset any deficiency, and to the extent such amount is insufficient, then to be paid one-half of the remaining balance in cash no earlier than April 2003, with the other one-half to be forgiven. We are currently engaged in negotiations with this vendor to renegotiate this liability.

         We anticipate spending approximately $0.6 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

         In July 2002, we initially closed a private placement of five-year 7% senior subordinated secured notes, which are convertible into shares of our common stock at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). Ten persons or entities, consisting of certain of our significant investors, and members of our management, purchased these notes. The gross proceeds of this transaction were $1,200,000 and are intended to be utilized for working capital and general corporate purposes. These notes contain full ratchet anti-dilution protection in certain events, including the issuances of shares of stock at less than market price or the applicable conversion price. These notes along with the $2,000,000 of notes issued in the January 2002 private placement are secured by substantially all of our assets. The security interest with respect to the notes issued in the July 2002 financing is senior in right to the security interest created with respect to the notes issued in January 2002.

         In connection with the July 2002 financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of these notes pending our acceptance of subscriptions and shall be disbursed as provided in the escrow agreement between the escrow agent and us. On the closing of this financing, proceeds of $350,000 were released to us and the remaining proceeds are being held in escrow. As provided in our escrow agreement, the remaining proceeds will be disbursed as directed by the representative of the holders of these notes, or, upon our request, after reducing our liabilities, existing as of June 18, 2002, through negotiation with creditors. In this respect, the retained proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. As of November 14, 2002, we have drawn on $900,000 from the escrow. It is by no means certain that we will be successful in reducing our liabilities to a level whereby we can draw on the remaining $300,000 in escrow. This financing triggered anti-dilution provisions affecting the conversion price of the Company's notes issued in January 2002 (the 7% Notes as defined below), Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

         In December 2001, we raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Bridge Notes ("Bridge Notes") and warrants (Bridge Warrants") to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share.

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

         The Bridge Warrants were valued at $219,000 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.88 percent. Using these same assumptions under the Black Scholes model, the Company valued the Private Placement Warrants at $570,000. Since the $2,000,000 of Bridge Notes and $263,000 of a payable to a vendor were refinanced and exchanged for the 7% Notes, which are not due to be repaid until January 2007, the aggregate of $2,263,000, less the total unamortized discount related to the issuance of the Bridge Warrants, Private Placement Warrants, and the beneficial conversion feature of $1,125,000, net of accreted interest to date of $176,000, is included in long term debt in the accompanying condensed consolidated financial statements.

         In connection with the December 2001 and January 2002 financings, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The Company also issued warrants to purchase 165,289 shares of our common stock at a price of $2.90 per share to our placement agent in connection with the issuance of the 7% Notes ("Agent Warrants). The Agent Warrants were valued at

$180,000 using the Black Scholes model using the assumptions noted above. These financing costs are also being amortized and charged to interest expense over the five-year life of the debt.

         The proceeds of these financings are being used to (i) fund operating and working capital needs and (ii) to fund the $250,000 upfront cash portion of the Bac-Tech acquisition. No cash payment of principal is required prior to the maturity date of January 7, 2007. Interest on the 7% Notes is payable quarterly in either cash or shares of the Company's common stock.

         In January 2002, utilizing a portion of the proceeds of the December 2001 financing, we acquired Bac-Tech Systems, Inc., a privately-held New York City-based e-commerce company. As a result of the Bac-Tech acquisition, the Series D preferred stock transaction requires shareholder approval by November 30, 2002. If such approval is not obtained by November 30, 2002, the Series D preferred stock becomes redeemable, at the option of the holders, for $10 per share in cash, plus accrued dividends. The Series D preferred stock automatically converted into common stock during November 2002. We may also seek to grow by additional acquisitions. There can be no assurances provided that any additional funding will be concluded, or that, if concluded, will be concluded on acceptable terms or be adequate to accomplish our goals. There can be no assurance that any other additional acquisitions can be concluded or, if concluded, will achieve the results desired by us.

         From April 16 through May 2, 2001, we received gross proceeds of $7.5 million from a private placement of convertible notes and warrants to certain accredited investors. Pursuant to the financing, we issued $7,500,000 of principal amount of 7% convertible notes, convertible into an aggregate of 1,000,000 shares of our common stock ($7.50 per share), and warrants to purchase an aggregate 1,000,000 shares of our common stock at $13.95 per share. The convertible notes had a term of 18 months. Interest was payable quarterly in cash, in identical convertible notes or in shares of common stock, at our option. In addition, the convertible notes were automatically convertible into Series C preferred stock if we received the required consent of the holders of our Series B preferred stock for the issuance of this new series. The convertible notes were converted into the Series C preferred stock on September 28, 2001 when we received the required consents from the holders of our Series B preferred stock. The Series C preferred stock is convertible into common stock on the same basis as the convertible notes were. The private placement warrants are exercisable through October 17, 2003.

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

         Net cash used in operating activities totaled approximately $1.8 million for the nine-month period ended September 30, 2002 as compared to net cash used in operating activities of approximately $8.5 million for the same period in 2001. Net cash used in operating activities for nine-month period ended September 30, 2002 resulted primarily from (i) the $5.3 million net loss in the period and (ii) a $348,000 use of cash from operating assets and liabilities primarily to settle old outstanding liabilities, offset by (iii) an aggregate of $3.4 million of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, restructuring charges and the impairment of goodwill. Net cash used in operating activities for the nine month period ended September 30, 2001 resulted primarily from (i) the $69.1 million net loss in the period, offset by (ii) $43,400 decrease in cash from the management of operating assets and liabilities, and (iii) an aggregate of $ $60.1 million of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense.

         Net cash used in investing activities totaled approximately $571,000 for the nine-month period ended September 30, 2002 as compared to net cash used in investing activities of approximately $2.2 million for the same period in 2001. Net cash used in investing activities for the nine months ended September 30, 2002 resulted from (i) the purchase of capital assets for $40,000; (ii) acquisition of Bac-Tech using $198,000, net of cash acquired; and (ii) $367,000 in product development costs consisting primarily of capitalized salaries. Net cash used in investing activities for the nine months ended September 30, 2001 resulted from (i) the purchase of capital assets for $596,000 and (ii) $1,604,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

         Net cash provided by financing activities totaled approximately $525,000 for the nine-month period ended September 30, 2002, which consisted exclusively of repayment of capital lease obligations of $100,000 offset by $625,000 received in financings. This compared to net cash generated by financing activities of $4,091,000 for nine-month period ended September 30, 2001, which consisted of (i) repayment of borrowings of $2,250,000 under a $2,500,000 term loan from a bank; (ii) repayment of capital lease obligations of $125,000; and (iii), the net cash of $6,466,000 raised from our May 2001 financing transaction.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after September 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied at the beginning of our next fiscal year and to be applied to all goodwill and other intangible assets recognized in our financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after September 30, 2001 will be subject immediately to the provisions of this Statement. We are currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets and plan to adopt the new accounting standard in our financial statements for the fiscal year ending December 31, 2002. We have completed the transitional impairment test and did not record an impairment charge as a result of the initial adoption of SFAS No. 142. We have defined our two reportable business units as our Transaction Business and Related Consulting Services. We will also perform our annual impairment test as of the end of the year.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of the adoption of this Statement on future periods.

ITEM 3. CONTROLS AND PROCEDURES

         Our principal executive and financial officer has concluded, based on his evaluation as of a date within 90 days before the filing of this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

         During the past two years, our company has undergone substantial restructuring, which included the elimination of several positions in our accounting and finance department. This has impacted our ability to close the books in a timely manner on a consistent basis. For the last three quarters, we have required additional time to file our Form 10Q's. Management is in the process of addressing this issue by simplifying and consolidating our accounting and reporting processes and systems, which will allow our company to close its books in a timely manner with current staff levels. While some of these process changes have already been implemented, we are currently instituting additional management controls over the closing process.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99.1. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

A Form 8-K was filed on September 13, 2002 to disclose that the Company received $275,000 in financing from escrow.

A Form 8-K was filed on August 29, 2002 to disclose the delisting of the Company's common stock from the NASDAQ Small Cap market.

A Form 8-K was filed on August 13, 2002 to disclose a change in the Company's independent auditors.

A Form 8-K was filed on August 12, 2002 to disclose that the Company received $350,000 in financing with an additional $850,000 being placed in escrow.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eB2B Commerce, Inc.
                                    -------------------
                                    (Registrant)

November 25, 2002                   By:  /s/ Richard Cohan
-----------------                   ---------------------------
                                    Chief Executive Officer and President
                                    (Principal Executive and Financial officer)

I, Richard S. Cohan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eB2B Commerce, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 25, 2002
                                             /s/  Richard S. Cohan
                                             ----------------------------------
                                             Richard S. Cohan
                                             Chief Executive Officer and
                                             President (Principal Executive and
                                             Financial Officer)