Form 10KSB
period 2002-12-31
EB2B COMMERCE INC /NY/
filed 2003-04-15
CIK 317788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-10039

                                 --------------

                               eB2B COMMERCE, INC.
                 (Name of Small Business Issuer in its Charter)

                                 --------------

       New Jersey                                                22-2267658
 (State or Other Juris-                                       (I.R.S. Employer
diction of Incorporation)                                    Identification No.)

                                  665 Broadway
                               New York, NY 10012
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 477-1700

                                 --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

       Issuer's revenues for fiscal year ended December 31, 2002: $3,493,000

       As of March 13, 2003, the aggregate market value of our company's common stock (based upon the closing sales price on such date) of the Registrant held by non-affiliates was $126,297

      Number of shares of our company's common stock outstanding at March 13, 2003: 3,157,431

      Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Description of Business

General

      We are a provider of business-to-business transaction management services designed to simplify trading partner integration, automation and collaboration.

      We use proprietary software to provide services that enable more efficient trading to take place between business partners. Our technology platform allows business partners to electronically initiate, communicate, and respond to business documents, regardless of the differences in the partners' respective computer systems.

      Through our service offerings and technology, we:

      o receive business documents including, but not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices in any data format,

      o     ensure that the appropriate data has been sent,

      o translate the document into any other format readable by the trading partner,

      o     transmit the documents correctly to the respective trading partner,

      o     acknowledge the flow of transactions to each partner,

      o allow the partners to view and interact with other supply chain information,

      o     alert the partners to time-critical information.

      We provide access to our services via the Internet and traditional communications methodologies. Our software is maintained on both on-site hardware and remotely hosted hardware.

      We also provide professional services and consulting services to tailor our software to our customers' specific needs with regard to automating the customers' transactions with their suppliers, as well as to businesses that wish to build, operate or outsource the transaction management of their business-to-business trading partner relationships and infrastructure.

      In some instances, we provide access to our software to third-party software vendors as resellers, who use our solutions to meet their customers' requirements in this area. We may also allow certain of these customers to take delivery of our proprietary software on a licensed basis to support our services remotely.

Recent Developments

      In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interest of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. For the years ended December 31, 2002 and 2001, the Company's discontinued operations contributed net sales of $1,105,000 and $2,483,000 respectively.

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

      The April 2000 merger was accounted for as a reverse acquisition, a "purchase business combination" in which former eB2B was the accounting acquirer and DynamicWeb was the legal acquirer. The management of former eB2B remained as our management. As a result of the April 2000 merger, (i) the financial statements of former eB2B are our historical financial statements; (ii) the results of our operations include the results of DynamicWeb after the date of the merger; (iii) acquired assets and assumed liabilities were recorded at their estimated fair market value at the date of the merger; (iv) all references to our financial statements apply to the historical financial statements of former eB2B prior to the April 2000 merger and to our consolidated financial statements subsequent to the April 2000 merger; (v) any reference to former eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the merger, and (vi) our year-end is December 31, that of the accounting acquirer, former eB2B.

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

      In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based, privately held e-commerce business, through a merger. Pursuant to the merger agreement, we paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal annual installments in 2003, 2004, and 2005. In connection with the acquisition, we employed the two Bac-Tech stockholders for a period of three years. Robert Bacchi now serves as our chief operating officer and Michael Dodier now serves as Executive Vice President-Sales. Bac-Tech offers comprehensive EDI and web-based services to a portfolio of nationally known suppliers, including O-Cedar Brands, Peregrine Outfitters, Schott Glass and Ross Products, a division of Abbott Labs.


Industry Background

      Businesses are increasingly seeking to improve their operating efficiency with other businesses through electronically automated and integrated solutions. Electronic Data Interchange, or EDI, is a specific form of business-to-business electronic commerce, consisting of a standard protocol for electronic transmission of data between a company and a third party. EDI has existed for over twenty years. It is a very expensive technology to both implement and maintain and is, therefore, typically utilized by the largest companies. In an EDI transaction, the computers of the buyer and the supplier communicate and exchange the relevant information using an agreed-upon or standard format. Until very recently, companies that wanted to conduct business electronically were required to have a special type of computer network called a value-added computer network or "VAN". For a significant fee, a VAN, often managed by a separate third party, was responsible for the guaranteed exchange of business documents between trading partners.

      The emergence of the Internet as an alternative means of managing the transactional flow of business-to-business document exchange has revolutionized the way businesses operate and interact with their trading partners. The Internet, coupled with a new breed of software solutions called Web Services, has created technology that supports highly efficient channels of communication and collaboration. Expensive solutions and VAN connectivity charges are no longer necessities for conducting EDI transactions. This development gives small and medium-sized buyers and suppliers access to the same efficiencies associated with traditional EDI systems. In addition, the combination of the Internet and Web Services enable buyers and suppliers of all sizes to electronically exchange business documents and interact with a greater number of potential trading partners. New opportunities are created for expanding business reach and growing revenue. Companies of all sizes in virtually all industries can realize potentially significant return on investment by using these new, affordable technologies to gain efficiencies throughout their supply chains.

      Faced with the challenges of rapid technological change, companies are now trying to justify existing, sometimes large, investments made in older supply chain or EDI-based systems and evaluating conversion alternatives. Decision-makers are interested in creating measurable operating efficiencies while achieving quick return on investment (ROI), which are the primary benefits of this new generation of solutions.

Business Overview

      We use our proprietary software and professional services expertise in EDI and supply chain automation to provide simple, affordable, high ROI solutions for trading between business partners.

      The Company believes that currently less than 25% of all transactions between businesses in the United States of America are done with document transfer via EDI. The other 75% plus of transactions and the related transfer of documents are conducted via phone, fax and mail. This is our target market. Included in this market are over 100,000 retailers and over 2 million suppliers, who transact over $1 trillion in annual purchases.

      We provide services to automate currently existing business relationships. The simplicity of conducting electronic automated transactions using our services can help create additional business among the trading partners, but it is not intended as a marketplace solution in that we do not intend to create new relationships for trading partners through our technology platform.

      We are primarily an Applications Services Provider for our customers, enabling them to effectively manage their trading relationships with minimal additional investment in platforms or software. Our products and services include:

      o Trading Hubs or Private Exchanges, where we provide services to automate currently existing business relationships. Through our technology, we provide a dedicated platform for large buyers or large suppliers to transfer business documents via traditional EDI and the Internet to their small and medium-sized trading partners. We provide the Web-based application, accessible through any Web-browser, and the enablement services to contact, market, register, and activate trading partners.

      o Trade Gateway, which is our generic exchange for small and medium-size, suppliers, and a growing number of large retailers. Through our technology, we provide an environment where business documents can be exchanged with many partners from a single, secure environment, without the need for a user to access multiple Websites or trading environments.

      o EDI Outsourcing, where we work with a particular partner to facilitate the exchange of data, in any of a variety of formats and communication methods, with a targeted partner or partners. We act as the EDI department to our customer's business.

      o End-to-End Integration, where we facilitate the movement of trading or supply chain information directly into the customer's back-end Accounting, Enterprise Resource Planning, Logistics, Warehouse Management, or other back-end system without human intervention.

      o Enterprise Solution Original Equipment Manufacturer, in which we work with an Accounting, Enterprise Resource Planning, Logistics, or Warehouse Management partner to fully integrate our software with our partner's application, creating a seamless solution to be resold to our partner's customers.

      We augment our products and services with professional services, which provides consulting expertise to our client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. As such, our consultants work both within our daily operation and may also reside remotely on-site at an EDI enabled retailer or supplier with the objective of providing EDI expertise that does not exist on-site.

      We believe that our products and services provide the following advantages to trading partners:

Benefit to Suppliers

      o     Higher revenue by interacting with more buyers
      o     Significant reduction in order processing costs
      o     Reduced customer service costs
      o     Significant reduction in data transmission error rates
      o Increased inventory turnover and decreased order-to-delivery cycle time
      o     Improved purchasing history and buying pattern information
      o     Increased ability to project demand cycles
      o     Predictable, low monthly payments

Benefit to Buyers

      o     Significant reduction in order management costs
      o     Substantially more convenient and efficient ordering
      o Real-time information exchange, with access to order status, shipment timing and inventory availability
      o     Improved product information via online catalog access
      o     Faster delivery
      o     Significant reduction in order error rates
      o     Access to broader base of suppliers

      We provide a complete solution, tailored for each customer and designed specifically for our business processes. By leveraging our expertise in EDI, business to business transaction management and document exchange, application development, and Internet networking, we are able to provide a suite of services that facilitate the transfer of business documents among trading partners.

Markets and Marketing

      The marketing goals of our Transaction Processing and related services business unit have been to:

      1) attract and retain buyers and suppliers principally in the following vertical industries:

      o     chain drug,
      o     toys,
      o     general retail,
      o     telecommunications, and
      o     consumer electronics, and

      2) build alliances with technology companies and other partners

      VERTICAL MARKETS

      These sizeable industries are characterized by certain operating inefficiencies. Our management believes that increasing margin pressures, a need to increase technological sophistication, and a low or average penetration of

EDI make our chosen industries attractive vertical markets for their transaction processing and related services.

      Key clients in the chain drug vertical include Rite Aid Corporation, Duane Reade, and Eckerd. In the toys vertical, Toys "R" Us is our predominant customer. In the general retail vertical, our customers include Linens `N Things, O'Cedar and Disney. In the telecommunications vertical, customers include USA Wireless, Verizon Communications and Verizon Wireless, and in the consumer electronics vertical, customers include Best Buy, Circuit City and Handspring. For the years ended December 31, 2002 and 2001, 25% and 21% of our revenues, respectively, were derived from Toys "R" Us. It is expected that the Toys "R" Us business will decrease slightly in 2003 from 2002 levels.

      ALLIANCES AND PARTNERSHIPS

      We anticipate that alliances with technology firms and other partnerships will continue to be integral to our success and increased effort will be made in pursuing these relationships. In order to leverage our current direct sales force and add new revenue streams, we expect to establish alliances with other firms that have an established presence in either our existing vertical markets or new ones. Likely companies for us to partner with would include software and services firms selling enterprise software or other back-end processing applications and buying groups, consulting organizations, and associations that play a key role in influencing buying behavior. Joint marketing or sales programs with alliance partners would be intended to gain broader access to large and mid-size companies, enabling us to add connections to many of their small and medium-sized suppliers. Reciprocal reseller relationships would generate royalty revenue to us for each sale made, potentially including a portion of ongoing recurring revenue as well. Currently, the Company is a Progress Independent System Vendor, participating in the Progress Corporation's ASPEN program, whereby the Company may advantageously remarket Progress software under a revenue sharing arrangement to an unlimited number of customers. The Company has partnered with a number of Enterprise Resource Planning software vendors, including Daly Commerce, Cutsey Systems, and Epicor Software Corporation to provide its EDI solutions and services on an informal basis. While we expect additional partnership agreements to be formalized in 2003, there can be no assurance that the Company will be successful in this regard.

      While our sales focus is primarily directed toward specific targeted vertical markets, our proprietary software was built to operate across many industries without requiring significant enhancements. This will allow us to more easily expand into additional vertical markets in the future.

      We market and sell our services through a direct sales force in the United States of America and indirectly through partnerships and reseller arrangements. To extend our vertical market reach and increase sales opportunities in the vertical industries we have selected, we participate in a small number of national trade shows.

      As of December 31, 2002, we connected approximately 200 retail organizations and 1,100 supply organizations to their trading partners. As of December 31, 2002, we were processing in excess of 200,000 transactions per quarter representing almost $1 billion of purchasing volume.

Competition

      Business-to-business electronic commerce is a rapidly evolving industry. Competition is intense and is expected to increase in the future. Our management believes that we provide a well-differentiated service in the business-to-business electronic commerce area, where a small to medium-sized retailer can process transactions with multiple suppliers, and small to medium-sized suppliers can process transactions with multiple retailers. This capability is augmented by our expertise in end-to-end integration with existing systems, and an EDI outsourcing solution.

      Our competition is primarily made of indirect horizontal competitors, which are focused on similar services but not in specific or multiple vertical industries. Others are focused in vertical markets unrelated to those pursued by us. Major publicly traded competitors include AdvantE Corporation, Neoforma, Inc., and The viaLink Company. Major privately held competitors include Automated Data Exchange (ADX), GXS (a divestiture of General Electric), and SPS Commerce, for which minimal public information is available on their efforts to date.

      Also, we believe that competition may develop from EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Further, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium-sized trading partners, thereby reducing the number of customers in our target markets. We believe it will prove to be an inefficient use of resources for each large retailer to build a technology platform for its internal use and too complicated for each trading partner to access many discrete trading sites, compared to using our services.

Intellectual Property

      Our success depends on our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trademarks, trade secrets and copyright law, as well as contractual restrictions, to protect the proprietary aspects of our technology. We seek to protect the source code for our proprietary software, documentation and other written materials under trade secret and copyright law.

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

Product Development

      Our product development efforts for our proprietary software are directed toward the development of new complementary services and the enhancement and expansion of the capabilities of existing services. Product development expenses (exclusive of stock-based compensation) were approximately $1,217,000 and $2,024,000 for the years ended December 31, 2002 and 2001, respectively. We continue to make the product development expenditures that management believes are necessary to rapidly deliver new features and functions. As of December 31, 2002, six employees were engaged in product development activities. When necessary, based on specific customer needs to rapidly deliver new features and functions, we may hire consultants who take part in product development activities. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes some of these costs. They are amortized over a period of two years.

Personnel

      As of December 31, 2002, we employed 23 full-time employees, and 5 employees compensated on an hourly basis, which may be equivalent to full-time. Many of our employees are highly skilled, with advanced degrees. Our continued success depends upon our ability to continue to attract and retain highly skilled employees. We have never had a work stoppage, and none of our employees are represented by a labor organization. We consider our employee relations to be good.

Item 2. Description of Property

      We operate out of a single facility in New York, New York. The following table sets forth information on our property:

      Principal Address    Square Footage   Owned/Leased  Purpose
      -----------------    --------------   ------------  -------

      665 Broadway                5,000     Leased        Corporate Headquarters
      New York, NY  10012                                 Offices

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

      In October 2000, Cintra Software & Services Inc. commenced a civil action against our company in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of our former Chief Information Officer. Cintra is seeking damages of approximately $856,000. We have filed an answer denying the material allegations of the complaint. There has been no additional activity in 2002. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously defend the action.

      In March 2001, a former employee commenced a civil action against our company and two members of our management in New York Supreme Court, New York County, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 5,000 shares of our common stock. We subsequently filed a motion to dismiss, which was granted as to the defamation action on January 7, 2002. The entire matter was settled in February 2003 for less than $2,000 and an option to purchase 5,000 shares of eB2B stock at an exercise price of $67.50 per share.

      In December 2001, a former officer of ours commenced a civil action against our company in New York Supreme Court, New York County, seeking $85,000, plus liquidated damages, attorneys' fees and costs, for alleged bonuses owing to her. We subsequently filed a motion to dismiss this action. We disputed this claim and after defending the action, the entire matter was settled in January 2003 for $15,000.

      The Company is not currently a party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock had been quoted on the Nasdaq SmallCap Market under the symbol "EBTB" since August 15, 2000 through August 26, 2002. After such time, our common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. The volume of trading in our common stock has been limited during the periods it has not been on the Nasdaq SmallCap Market and the closing sale prices reported may not be indicative of the value of our common stock or the existence of an active trading market for shares of eB2B Commerce, Inc.

      The following table sets forth the high and low closing sale prices for our common stock for the periods indicated as adjusted for the 1 for 15 reverse stock split effected January 10, 2002:

      Quarter Ended                                              High        Low
      -------------                                              ----        ---

      March 31, 2001 .....................................     $22.50     $15.90
      June 30, 2001 ......................................       4.50       2.85
      September 30, 2001 .................................       1.65       1.35
      December 31, 2001 ..................................       2.25       1.50

      March 31, 2002 .....................................       3.62        .96
      June 30, 2002 ......................................       1.25        .11
      September 30, 2002 .................................        .16        .10
      December 31, 2002 ..................................        .11        .03

      As of March 15, 2003, we have approximately 4,075 record holders of our common stock.

      The Company has a significant number of shares of common stock underlying its derivative securities, as follows (excluding stock options):

                                                Exercise or
                                             Conversion Price  Aggregate No. Of
      Security                                 Per Share ($)   Underlying Shares
      -------------------------------------  ----------------  -----------------

      Series A Preferred Stock                          2.33            3,000
      Series B Preferred Stock                          6.14        3,985,000
      Series C Preferred Stock                           .49       15,137,000
      Original Bridge Warrants                          .101        8,935,000
      Merger & Advisory Warrants                       31.05          124,000
      Credit Use Warrants                               2.21          204,000
      Series C Investor Warrants                        1.65        5,527,000
      Series C Agent Warrants - Preferred                .49        1,659,000
      Series C Agent Warrants - Common                  1.65          829,000
      December 2001 Bridge Warrants                     1.10          396,000
      January 2002 Investor Warrants                    1.85        1,229,000
      January 2002 Agent Warrants                       1.54          246,000
      Series B Investor Warrants                        5.75        1,434,000
      Series B Agent Warrants                           5.75        1,418,000
      Other Warrants                             .20 - 58.65          377,000
      January 2002 Convertible Notes                    .101       22,401,000
      July 2002 Financing Convertible Notes             .101        8,911,000
                                                               -----------------
               Total                                               72,815,000
                                                               =================

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

      The statements contained in this Form 10-KSB that are not historical facts may be "forward-looking statements," as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, that contain risks and uncertainty. Such statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative of each of these terms or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Although we believe that our expectations are reasonable within the bounds of our knowledge of our business operations, there can be no assurance that actual results will not differ materially from our expectations. The uncertainties and risks include, among other things, our plans, beliefs and goals, estimates of future operating results, our limited operating history, the ability to raise additional capital, if needed, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

      Forward-looking statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. These risks and assumptions could cause actual results to vary materially from the future results indicated, expressed or implied in the forward-looking statements included in this Form 10-KSB.

      All forward-looking statements made in this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the factors listed below in the section captioned Risk Factors and other cautionary statements included in this Form 10-KSB. We disclaim any obligation to update information contained in any forward-looking statement.

General

      The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Form 10-KSB. It is intended to assist the reader in understanding and evaluating our financial position.

      On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with DynamicWeb, which is a New Jersey corporation and which was the surviving legal entity. Following the merger, although the merged company maintained the corporate and legal identity of DynamicWeb, we changed our name to eB2B Commerce, Inc. from DynamicWeb Enterprises, Inc. and assumed the accounting history of the former eB2B Commerce, Inc. (the Delaware corporation).

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

      In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. We also issued non-interest bearing secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, which is included as long term debt in the accompanying condensed consolidated balance sheet. We accounted for this acquisition using the purchase method of accounting and determined the total purchase price to be $1,990,000, which consisted of (i) cash of approximately $250,000; (ii) 200,000 shares of our common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000; (iv) a three year non-interest bearing notes, present valued at $457,000 utilizing our estimated borrowing rate of 15 percent; and (v) $43,000 in closing costs and other items.

      As a result of the acquisition of Bac-Tech Systems, our financial condition and results of operations were significantly different during the years ended December 31, 2002 and 2001. Therefore, we believe that the results of operations for 2002 may not be comparable in certain respects to the results of operations for 2001. Furthermore, our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

      As a result of continuing operating losses, negative cash flows, working capital constraints, and the inability to sell the business as of September 30, 2002, we discontinued our Training and Client Educational Services business segment. As a result, the financial results from all current period periods have been restated to reflect this business segment as a discontinued operation and the Company now has one business segment, Transaction Processing and related services.

Impact of Critical Accounting Policies

      The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see the Notes to the Financial Statements included in this Form 10-KSB.

Revenue Recognition

      Revenue from transaction processing is recognized on a per transaction basis when a transaction occurs between a buyer and a supplier. The fee is based on the volume of transactions processed during a specific period, typically one month. Revenue from related implementation, if any, annual subscription and monthly hosting fees are recognized on a straight-line basis over the term of the contract with the customer. Deferred income includes amounts billed for implementation, annual subscription and hosting fees, which have not been earned. For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the terms of the contract. Revenues from related fixed-price consulting or large project arrangements are recognized using either the contract completion or percentage-of-completion method. The revenue recognized from fixed price consulting arrangements is based on the percentage-of-completion method if management can accurately allocate (i) the ongoing costs to undertake the project relative to the contracted price and projected margin; and (ii) the degree of completion at the end of the applicable accounting period. Otherwise, revenue is recognized upon customer acceptance of the completed project. Fixed-price consulting arrangements are mainly short-term in nature and we do not have a history of incurring losses on these types of contracts. If we were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized are included in deferred revenue.

Accounting for Business Combinations, Goodwill, and Other Intangible Assets

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value or a greater part of the purchase price is allocated to goodwill, which is no longer amortized, than to a shorter-lived asset with a definitive life (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, there is also judgment involved in determining whether goodwill and other intangibles are impaired. Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows

(including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible assets is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. In 2002, we adopted new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described have impacted the amount of impairment recognized under the new accounting standard.

Years Ended December 31, 2002 and 2001

      Revenue for the year ended December 31, 2002 decreased approximately $840,000 or 19% to $3,493,000 as compared to $4,333,000 for the year ended December 31, 2001. Revenue from core transaction processing was $2,574,000, an increase $103,000, or 4%, as compared to $2,471,00 in 2001. This increase was offset by a decline in non-core pieces of our overall transaction processing business, which were part of various acquisitions, including the following: (i) a $544,000 reduction in professional services to $858,000 in 2002 compared to $1,402,000 in the similar period in the prior year as a result of certain cost containment measures by a key customer; (ii) elimination of a web design business, which consisted of $286,000 in revenues for 2001, and (iii) anticipated continued contraction of a legacy outsourced EDI business acquired from DynamicWeb, representing approximately $103,000 of the decline in revenue during 2002. Revenues were generally adversely affected due to a slower economy and reduced marketing expenditures.

      Cost of revenue consists primarily of (i) salaries and benefits for employees providing technical support, (ii) salaries and benefits of personnel and consultants providing consulting services to clients and (iii) communication and hosting expenses associated with the transmittal and hosting of our transaction data. Total cost of revenue for the year ended December 31, 2002 amounted to $1,215,000, as compared to $1,754,000 for the year ended December 31, 2001, a decrease of approximately $539,000 or 31%. This decrease was a result of (i) lower revenues and (ii) cancellation of duplicate web hosting facilities and value-added network data charges, resulting in $610,000 in cost savings for 2002.

      Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) for the year ended December 31, 2002 amounted to $500,000 as compared to $1,657,000 for the year ended December 31, 2001, a decrease of $1,157,000 or 70%. The decrease is chiefly associated with the reorganization plan implemented by us prior to and during 2001 by which we
(i) eliminated approximately $125,000 in monthly salaries and benefits on a recurring basis and (ii) reduced or eliminated expenses related to trade shows and other marketing programs, saving approximately $106,000 in 2002.

      Product development costs mainly represent payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development costs (exclusive of stock-based compensation) were approximately $1,217,000 for the year ended December 31, 2002 as compared to $2,024,000 for the year ended December 31, 2001, a decrease of $807,000 or 40%. This is attributable to a nonrecurring reduction of these costs of $220,000 as a result of a settlement agreement with a large vendor. The product development expenses in 2002 consists entirely of amortization of capitalized software development costs offset by the $220,000 for the vendor settlement discussed above; whereas during 2001, in addition to amortization, we expensed approximately $910,000 in relation with costs chiefly associated with the transition of certain of our existing customers to our new technology platform. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from year to year as various milestones in the development are reached and future versions are implemented.

      General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the years ended December 31, 2002 and 2001, total general and administrative expenses amounted to $5,089,000 and $10,103,000, respectively, representing a decrease of $5,014,000 or 50%. The decrease is attributable to: (i) the termination of the lease at 757 Third Avenue in the fourth quarter of 2001 which was reflected as a restructuring charge and resulted in quarterly savings of $285,000; (ii) a reduction of salaries and benefits of approximately $570,000 per quarter as a result of the cost cutting measures implemented by us during 2001 and 2002; (iii) reduction of fees paid to outside contractors by approximately $210,000 per quarter; and (iv) lower legal expenses in 2002 by $520,000.

      As a result of the reorganization plan implemented, we recorded a total restructuring charge of $3,327,000 in 2001. This restructuring charge consisted of (i) lease termination costs of $1,765,000; (ii) severance totaling $1,145,000 and (iii) contract termination costs of $417,000. During 2002, the Company settled with its landlord at its prior executive offices at 757 Third Avenue in New York City, resulting in an early termination of the lease relating to these premises and this restructuring was finalized. The amount by which the estimated restructuring charge taken in 2001 exceeded the actual restructuring costs to terminate this lease, as determined in 2002, in the amount of $655,000, was reversed into income in the restructuring caption during the second quarter of 2002

      Amortization of goodwill and other intangibles are non-cash charges associated with the DynamicWeb, Netlan, and Bac-Tech business combinations. For the years 2002 and 2001, amortization expense was $974,000 and $9,789,000, respectively. The decrease of $8,815,000 for 2002 is due to the implementation of SFAS No. 142 during 2002. SFAS No. 142 eliminated amortization of goodwill and certain intangibles with indefinite lives and requires an annual impairment test of their carrying value. During the year ended December 31, 2001, we recorded amortization expense of $9,536,000 related to goodwill, which would not have been amortized under SFAS No. 142. During 2002, $1,248,000 of amortization of goodwill would have been recorded.

      Based upon our history of recurring operating losses and our market capitalization being less than our stockholders' equity as of September 30, 2001, we assessed the carrying value of goodwill and other intangibles and determined that such value may not be recoverable. The impairment loss was measured as the amount by which the carrying amount of the goodwill and other intangibles exceeds the fair value of the assets, calculated utilizing the discounted future cash flows. In accordance with this policy, the Company recorded impairment charges of $43,375,000 in 2001.

      Goodwill related to Bac-Tech, DWeb and Netlan was tested for impairment in the third quarter of 2002, after our annual forecasting process. Due to the discontinuance of our Training and Educational Services reporting unit and a change in economic conditions, operating profits and cash flows were lower than expected in the fourth quarter of 2002. Based on that trend, the earnings forecast for the future was revised. In December 2002, a goodwill impairment loss of $2,732,000 was recognized. The fair value of these reporting units was estimated using the expected present value of future cash flows.

      During the year ended December 31, 2002, stock-based compensation expense amounted to $12,000 as compared to $1,922,000 for the year ended December 31, 2001, a decrease of $1,910,000 or 99%. During the second quarter of 2000, the Company recorded a one-time charge of approximately $8.8 million related to warrants to purchase 88,667 shares of our common stock, which vested upon the completion of the April 18, 2000 merger. The deferred stock compensation is principally being amortized over the vesting periods of the related options and warrants contingent upon continued employment of the respective option or warrant holders. The vesting period of the options and warrants ranges principally from two to four years. The balance of unearned stock-based compensation was reduced to zero at December 31, 2002 due to a forfeiture of warrants.

      We define Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and impairment charges of long-lived assets, (iv) stock-based compensation, and
(v) restructuring charges.

      EBITDA is discussed because management considers it an important indicator of the operational strength and performance of its business based in part on the significant level of non-cash expenses recorded by us to date, coupled with the fact that these non-cash items are managed at the corporate level. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of EBITDA and Net Loss, see Note 16 to the financial statements in this Form 10-KSB. Also see Liquidity and Capital Resources for a discussion of cash flow information.

      For the year ended December 31, 2002, EBITDA was a loss of $2,300,000 as compared to a loss of $8,123,000 for the year ended December 31, 2001, a decrease of $5,823,000 or 72%. The improvement in EBITDA during 2002 is a result of the cost savings from the restructuring discussed above, particularly in general and administrative expenses and marketing. The substantial improvement in EBITDA during 2002 is also a result of reversing the excess restructuring charge of $655,000 into income during the second quarter of 2002.

      Net interest expense, inclusive of deferred financing costs, during the year ended December 31, 2002 was approximately $601,000 as compared to $3,302,000 for the year ended December 31, 2001. The substantial reduction was attributable to the conversion of previously issued $7.5 million convertible promissory notes into Series C Preferred Stock during 2001.

      Net loss for the year ended December 30, 2002 was $9,011,000 as compared to $73,494,000 for the year ended December 31, 2001, a decrease of $64,483,000 or 88%. Before the impairment charges to goodwill of $2,732,000 and $43,375,000 recorded in 2002 and 2001, respectively, net loss was $11,743,000 for the year ended December 31, 2002, compared to $30,119,000 for the year ended December 31, 2001, an improvement of $18,376,000 or 61%.

      Liquidity and Capital Resources

      As a result of the significant cost cutting measures carried out in 2001 and 2002, our ongoing quarterly cash expenses more closely approximate our quarterly revenues. Although we reported negative cash flows from operations and an EBITDA loss for the year ended December 31, 2002, we were EBITDA positive during the fourth quarter of 2002. We also expect to report positive EBITDA results in the first quarter of 2003 due to the completion of the integration of our operations with Bac-Tech Systems, Inc. and the fact that a number of major projects will be completed during the quarter, with deferred revenue to be taken into income.

      At our current quarterly expense rates we require approximately $975,000 in quarterly revenues and cash collections, to report positive EBITDA and cash flow from operations. To the extent our quarterly revenues and cash collections are below this amount, we are prepared to take additional actions, including further cost reduction measures. In the event we experience an unexpected decline in monthly revenue, we plan on further scaling back our operations. Reference is made to "Risk Factors" for a description of certain risks that may affect the achievement of our objectives and results discussed herein.

      As of December 31, 2002, our principal source of liquidity was approximately $461,000 of cash and cash equivalents. Additionally, the Company may have access to the remaining $300,000 of the $1.2 million raised in the financing completed in July 2002. The $300,000 is currently in escrow and the Company believes it will satisfy the criteria necessary to draw down the funds. As of December 31, 2002, we had a negative working capital position of $3,233,000. Excluding deferred revenue of $740,000, which represents projects that we expect to complete in the first quarter of 2003, and net current liabilities of discontinued operations, we had a negative working capital balance of $2,228,000. The negative working capital position does not reflect the anticipated reduction in liabilities from settlements reached with unsecured vendors totaling $1,109,000. There can be no assurance that we will be successful in further reducing these liabilities. If we are unsuccessful in reducing these liabilities and do not see an increase in revenues and cash collections to the previously mentioned levels or cannot raise additional capital, we are unlikely to have the capital to fund our operations through 2003.

      At December 31, 2002, we accrued approximately $594,000 potentially owing to a creditor, which is included in accrued liabilities. We had previously issued shares of our common stock to this party for payment of obligations then owing, and had agreed that in the event it received gross proceeds from the sale of these shares less than the amount originally owing of $1,200,000, then we would issue additional shares to cover the shortfall. In December 2001, we amended our agreement with this creditor whereby the creditor agreed to be issued up to 266,667 shares of our common stock to offset any deficiency, and to the extent such amount is insufficient, then to be paid one-half of the remaining balance in cash no earlier than April 2003, with the other one-half to be forgiven.

      In addition, the Company has significant long-term liabilities including Convertible Notes in the aggregate principal amounts of $2,900,000 and notes issued in connection with the acquisition of Bac-Tech of $600,000. Of such Convertible Notes, (i) an aggregate principal amount of $2 million becomes due in January 2007, and (ii) an aggregate principal amount of $900,000 becomes due beginning in July 2007. The notes issued in the Bac-Tech acquisition become due in one-third increments during each of May 2003, January 2004, and January 2005. We are currently in negotiations with the holders of the Bac-Tech notes to defer the May 2003 payment date for at least one year. The Convertible Notes are secured by all the assets of the Company. In the event we are successful in achieving positive EBITDA on a recurring basis, then we anticipate that the Convertible Notes will either be converted or refinanced. We may also, depending on facts and circumstances, seek a sale of our company.

      The report of our independent auditors on our financial statements as of and for the year ended December 31, 2002 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

      In 2002, we initiated the following actions to improve our cash position and fund our operating losses:

      o Our staff was reduced by eight employees in the year ended December 31, 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

      o As a result of our inability to sell the business, we discontinued our training and client educational services business segment to, preserve capital;

      o We settled unsecured vendor obligations totaling $1,384,000 for approximately $275,000 which will be disbursed in various increments through June 2003. The Company continues to pursue negotiations with its remaining unsecured creditors.

      o We determined to raise additional capital, in which respect, we entered into a private financing in July 2002, resulting in gross proceeds of $350,000 to the Company and $850,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters. We received additional proceeds from escrow of $275,000 in each of September and November of 2002. Accordingly, as of December 31, 2002, we have received a total of $900,000 from this financing, with $300,000 remaining in escrow.

      o We are also taking aggressive steps to renegotiate old contracts and existing liabilities.

      o In the second quarter of 2002, we entered into an agreement to terminate 22,000 square feet of leased space in New York City that we previously used for our corporate headquarters and back office operations. This action reduced our monthly rental cost by approximately $100,000 per month including certain utilities. To terminate the lease, we surrendered a letter of credit of approximately $1.2 million securing this lease and granted the landlord 240,000 warrants to purchase our common stock at a per share price of $0.101. The warrants were valued at $13,190 using the Black-Scholes model assuming an expected life of three years, volatility of 85 percent, and a risk free borrowing rate of 4.5 percent. During the year ended December 31, 2001, we recorded a restructuring charge of $1,765,000 to account for the estimated costs to terminate the lease. During the three-month period ended September 30, 2002, we reversed $655,000, which is the portion this restructuring charge that we over-estimated in excess of the actual lease termination costs.

      Management believes our current cash resources, the anticipated draw down from escrow of the remaining proceeds of the July 2002 financing, together with the improvement of our working capital as a result of the previously mentioned actions, will be sufficient to continue operations through 2003 and thereafter if our operations are cash flow positive, as anticipated.

      If positive cash flow from operations is not generated, revenue growth does not materialize as planned, or there are unanticipated expenses, we may seek additional capital in order to fund our internal growth. There can be no assurances provided that any additional funding will be concluded, or that, if concluded, will be concluded on acceptable terms or be adequate to accomplish our goals.

      We anticipate spending approximately $0.6 million on capital expenditures over the next twelve months, primarily on capitalized product development costs.

      Since our inception on November 6, 1998, we have incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of our operations and the development of proprietary software and technological infrastructure for our platform to process transactions. We expect that our net losses will continue as we implement our growth strategy. There can be no assurance that revenue will improve, that expenses will not increase in 2003, that net losses will be reduced or that we will generate positive cash flow from operations in 2003. Historically, we have funded our losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through December 31, 2002, net proceeds from private sales of securities and issuance of convertible notes totaled approximately $39 million.

      In July 2002, we initially closed a private placement of five-year 7% senior subordinated secured notes, which are convertible into shares of our common stock at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). Ten persons or entities, consisting of certain of our significant investors, and members of our management, purchased these notes. The gross proceeds of this transaction are intended to be used for working capital and general corporate purposes. These notes contain full ratchet anti-dilution protection in certain events, including the issuances of shares of stock at less than market price or the applicable conversion price. These notes along with the $2,000,000 of notes issued in the January 2002 private placement are secured by substantially all of our assets. The security interest with respect to the notes issued in the July 2002 financing is senior in right to the security interest created with respect to the notes issued in January 2002. In connection with the July 2002 financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of these notes pending our acceptance of subscriptions and shall be disbursed as provided in the escrow agreement. On the closing of this financing, proceeds of $350,000 were released to us and the remaining proceeds were held in escrow. As provided in our escrow agreement, the remaining proceeds will be disbursed as directed by the representative of the holders of these notes, or, upon our request, after reducing our liabilities, existing as of June 18, 2002, through negotiation with creditors. In this respect, the retained proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. As of December 31, 2002, we have received $900,000 from the escrow. We believe that we have satisfied the criteria whereby we can draw on the remaining $300,000 in escrow. This financing triggered anti-dilution provisions affecting the conversion price of the Company's notes issued in January 2002 (the 7% Notes as defined below), Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

      Net cash used in continuing operating activities totaled approximately $1,453,000 for the year ended December 31, 2002 as compared to net cash used in continuing operating activities of approximately $12,836,000 for the year ended December 31, 2001. Net cash used in continuing operating activities for the year ended December 31, 2002 resulted primarily from (i) the $7,984,000 net loss from continuing operations and (ii) a $1,519,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $421,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, non-cash interest expense and the impairment of goodwill, (iv) a reversal of $655,000 of restructuring charges. Net cash used in operating activities for the year ended December 31, 2001 resulted primarily from (i) the $72,649,000 net loss from continuing operations and (ii) a $990,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $6,975,000 of non-cash charges consisting primarily of depreciation, amortization stock-based compensation expense, impairment of goodwill and restructuring charges.

      Net cash used in investing activities totaled approximately $731,000 for the year ended December 31, 2002 as compared to net cash provided by investing activities of approximately $2,291,000 for the same period in 2001. Net cash used in investing activities for the year ended December 31, 2002 resulted from
(i) the acquisition of Bac-Tech Systems, Inc., including net cash outlays of $250,000, and (ii) $477,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash provided by investing activities for the year ended December 31, 2001 resulted from (i) the purchase of capital assets for $596,000, and (ii) $1,695,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

      Net cash provided by financing activities totaled approximately $735,000 for the year ended December 31, 2002 as compared to approximately $5,851,000 for the year ended December31, 2001. On May 2, 2001, we completed our $7.5 million financing. In connection with that financing, we paid a cash fee amounting to $750,000 and incurred direct expenses, principally legal and accounting fees, aggregating $309,000. On March 1, 2001, we made a $250,000 quarterly payment on our term loan. In addition, we paid the $2.0 million outstanding balance of the loan in full on April 2, 2001 using cash held in the custodial cash account.

Impact of New Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. We have adopted the provisions of SFAS No. 145 in the first quarter of 2003. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this statement related to the recission of SFAS No. 4 is encouraged. Accordingly, the reversal of certain restructuring charges $655,000 during 2002 has been accounted for in accordance with SFAS No. 145.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31. 2002 and, as a result, we cannot reasonably estimate the impact of adopting these new rules until and unless we undertake relevant activities in future periods.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued.

FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. We are required to adopt and, accordingly, have adopted prospectively the initial recognition and measurement provisions of FIN No.45 for guarantees issued or modified after December 31, 2002 and, as a result, we cannot reasonable estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are adopting the provisions of SFAS No. 148 prospectively from January 1, 2003. The adoption of SFAS No. 148 is not expected to have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of our participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. We are required to adopt the provisions of FIN No. 46 for VIEs created after January 31, 2003. As we do not participate in VIEs, we do not anticipate that the provisions of FIN No. 46 will have a material impact on our financial position or results of operations.

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

      DynamicWeb was incorporated on July 26, 1979 in the State of New Jersey, and has been engaged in electronic commerce since 1996. On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with and into DynamicWeb in a reverse acquisition, and our name was changed at that time from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. In that the security holders of former eB2B received the majority of the voting securities of the combined company, former eB2B was deemed to be the accounting acquirer. Accordingly, the financial results discussed in Risk Factors and throughout this Form 10-KSB prior to April 18, 2000 are those of former eB2B, unless otherwise specified.

                         Risks Relating to Our Business

We have a limited operating history, have incurred significant losses and can give no assurance that we can ever attain profitability.

      We have a limited operating history in the business-to-business electronic commerce industry. We had no revenues and incurred a net loss attributable to common stockholders of $37,562,000 for the year ended December 31, 1999, which amount is inclusive of a deemed dividend on preferred stock of $29,442,000. For the year ended December 31, 2000, we generated revenues of $5,468,000 and incurred a net loss attributable to common stockholders of $41,335,000. For the year ended December 31, 2001, we generated revenues from continuing operations of $4,333,000, and incurred a net loss of $73,494,000, inclusive of a goodwill impairment charge of $43,375,000. For the year ended December 31, 2002, we generated revenues from continuing operations of $3,493,000, incurred a net loss of $9,011,000, inclusive of an impairment charge of $2,732,000, and our accumulated deficit was $161,519,000 at December 31, 2002.

      We cannot give assurances that we will soon make a profit or that we will ever make a profit. Sales are expected to increase due to the increasing number of companies joining our trading communities. Among other things, to achieve profitability, we must market and sell substantially more services, hire and retain qualified and experienced employees and be able to manage our expected growth. We may not be successful in these efforts. Our business plan currently contemplates that we achieve positive EBITDA (earnings before interest, taxes, depreciation and amortization) on a recurring basis at some point in 2003. There can be no assurance that positive EBITDA can be achieved in this timeframe or at all, and all of the risk factors described herein may negatively affect our operating results. We expect to have substantial non-cash expenses that we exclude when determining EBITDA, including depreciation of software assets, amortization of intangibles other than goodwill and stock-based compensation expenses. EBITDA also excludes amortization of software development costs, which we capitalize and amortize over a period of two years. Accordingly, we do not expect to report net income as determined by generally accepted accounting principles in 2003.

We received a "going concern" opinion from our Independent Auditors and may need additional capital, which, if not obtained, could require us to cease operations.

      As of December 31, 2002, we had approximately $461,000 in cash and available escrowed capital of $300,000 available to fund operating and working capital requirements. Due to the significant cost cutting measures and the settlement of certain outstanding obligations for shares rather than cash, or at reduced amounts, carried in 2001 and 2002 and based upon current expectations, we anticipate generating positive cash flow from ongoing operations on a recurring basis in 2003, although there can be no assurance in this regard.

      As of December 31, 2002, we had a negative working capital position of $3,233,000. Excluding deferred revenue of $740,000, which represents projects that we expect to complete in the first quarter of 2003, and net current liabilities of discontinued operations; we had a negative working capital balance of $2,228,000. There can be no assurance that we will be successful in reducing our liabilities. If we are unsuccessful in reducing these liabilities and do not see an increase in revenues and cash collections to $975,000 and $1,050,000 per quarter, respectively, we are unlikely to have the capital to fund our operations through 2003.

      In addition, the Company has significant long-term liabilities including Convertible Notes in the aggregate principal amounts of $2.9 million and notes issued in connection with the acquisition of Bac-Tech of $600,000. The Convertible Notes are secured by all the assets of the Company.

      The report of our independent auditors on our financial statements as of and for the year ended December 31, 2002 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

      In the event that contemplated revenue levels are not achieved or if expenses are greater than anticipated, or if we are faced with any significant unanticipated working capital or capital expenditure requirements in the near future, we may need additional financing. We may not be able to obtain such additional financing, or, if available, the terms of the financing may not be favorable to our shareholders or us. Such inability to raise additional financing would have a material adverse effect on our business, prospects, operating results and financial condition and may require us to cease operations. Further, if we issue equity securities, shareholders may experience substantial dilution or the new equity securities may have rights and preferences senior to our common stock and outstanding preferred stock.

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

      As of December 31, 2002, we connected approximately 200 retail organizations and 1,100 supplier organizations within our trading communities. We currently anticipate that the number of buyers and suppliers would have to increase to approximately 1,800 on an annual basis in order for us to achieve sustained profitability without carrying out additional operating expense reductions or without increases in other types of revenue, including our training center and transaction revenues from professional services and consulting operations. Over the last several months, we have added approximately 3,000 suppliers as potential customers to our backlog. This represents supplier lists provided by retailers on our service, which need to be sold our services. We estimate that we can sign and implement between 15% and 30% of these suppliers to our service in 2003 based upon our historical results. Our business model depends in large part on our ability to create a network effect of buyers and suppliers. Buyers may not perceive value in the communities if there is an insufficient number of major suppliers within the communities. Similarly, suppliers may not be attracted to the network trading communities if there is an insufficient number of major buyers within the communities. If we are unable to increase either the number of buyers or suppliers, we will not be able to benefit from any network effect. As a result, the overall value of the trading communities would be diminished, which could harm our business, operating results and financial condition.

The loss of one or a small number of customers could substantially reduce our revenues.

      In the year ended December 31, 2002, one customer accounted for approximately 25% of our total revenue. In the year ended December 31, 2001, this customer accounted for approximately 21% of our total revenue. We expect a slight decline in revenues from the customer and, therefore, expect that such percentage will decline over the long-term. If this customer were to substantially reduce or stop its use of our services, our business, operating results and financial condition would be harmed. Principal customers in our transaction processing and related services include Toys "R" Us, Rite Aid, Verizon, Best Buy, Ross Products Division of Abbott Laboratories, O'Cedar Corporation, USA Wireless, and Duane Reade. Generally, we do not have any long-term contractual commitments from any of our current customers, and customers may terminate their contracts with us with short periods of advance notice and without significant penalty. As a result, we cannot assure that any of our current customers will continue to use our services in future periods.

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

      Our competition is primarily made of indirect horizontal competitors, which are focused on similar services but not in specific or multiple vertical industries. Others are focused in vertical markets unrelated to those pursued by us. Major publicly traded competitors include AdvantE Corporation, Neoforma, Inc., and The viaLink Company. Major privately held competitors include Automated Data Exchange (ADX), GXS (a divestiture of General Electric), and SPS Commerce, for which minimal public information is available on their efforts to date.

      Also, we believe that competition may develop from EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Further, large retailers and suppliers can create their own technology platform to automate the exchange of business documents with their small and medium-sized trading partners, thereby reducing the number of customers in our target markets. We believe it will prove to be an inefficient use of resources for each large retailer to build a technology platform for its internal use and too complicated for each trading partner to access many discrete trading sites, compared to using our services.

The failure to secure our intellectual property rights could compromise the value of our services and result in a loss of business.

      To protect our proprietary products, we rely on a combination of copyright, trade secret and trademark laws, as well as contractual provisions relating to confidentiality and related matters. We also rely on common law protection relating to unfair business practices. Our primary software is licensed from InterWorld Corporation, a division of J-Net Enterprises, and has been modified by us to perform the tasks specific to our business. Such software is run on our computers, thereby avoiding third party access. Our software license agreement with InterWorld Corporation, dated as of December 11, 1998, as amended, grants us a non-exclusive, non-transferable license to use certain software on a designated platform for (i) internal data processing at designated locations, and (ii) enabling on-line users to access information about, and to order electronically, products and services offered through our web site. The agreement requires us to pay InterWorld a non-refundable net fee of $2,200,000, which amount has been paid in full through a combination of cash and shares of our common stock. Additionally, to the extent our annual revenue exceeds $250,000,000 through the use of the software, we are obligated to pay InterWorld ..01% of the overage as an additional license fee and .08% of the overage as an additional support and maintenance fee. This agreement may be terminated by InterWorld at any time for our failure to pay any license fees within fifteen days of receipt of notification that payment is past due or by either party if the other party fails to cure a material breach of any term of the agreement within sixty days of receipt of notice. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Moreover, we cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar or superior technology.

We may not have federal trademark protection for our name and therefore may not be able to adequately address third party infringement.

      Our principal trademark is "eB2B", for which we had been seeking a federal registration. The United States Patent and Trademark Office ("USPTO") issued an initial objection to the registration application based upon the descriptiveness of the trademark. We have filed a response with the USPTO challenging the objection, which response was denied by the USPTO. We subsequently withdrew our application. There can be no assurance that the mark can be adequately protected against any third party infringement, which could adversely affect our business. We have not made filings in any states with respect to obtaining state trademark protection.

We are dependent on one data center.

      We operate our primary data center at Exodus Communications' Internet Data Center facility in Jersey City, New Jersey. This data center operates twenty-four hours a day, seven days a week, and is connected to the Internet and the electronic data interchange networks via AT&T and IBM Global Network. The data center consists primarily of servers, storage subsystems, and other peripheral technology to provide on-line, batch and back-up operations. Customers' data is backed-up daily and stored off-site. We rely on Exodus Communications to provide us with Internet capacity, security personnel and fire protection, and to maintain the facilities, power and climate control necessary to operate our servers. Additionally, we rely on redundant subsystems, such as multiple fiber trunks from multiple sources, fully redundant power on the premises and multiple back-up generators. If Exodus Communications or other telecommunications providers fail to adequately host or maintain our servers, or experience trunk line failures, our services could be disrupted and our business and operating results could be significantly harmed. We can make no assurances regarding our recourse against Exodus Communications in the event of such failure.

      In September 2001, Exodus Communications publicly announced that it filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In January 2002, Exodus Communications announced that the proposed sale of a substantial portion of its business and assets (including those portions that conduct business with us) to Cable & Wireless PLC was approved by the bankruptcy court. The sale was consummated during 2002, and to date, normal services have continued to be provided. There can be no assurance that Exodus Communications or a successor can effectively provide and manage the aforementioned infrastructure and services in a reliable fashion.

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

      During 2001, we issued one of our vendors an aggregate of 145,986 shares of currently unregistered common stock in lieu of the $1,200,000 balance due this vendor for software license fees. In the event that within two years this vendor receives gross proceeds (less brokerage commissions) of less than $1,200,000 from selling its shares in the open market, we agreed to issue this vendor additional shares of common stock in an amount equal to the difference between gross proceeds (less brokerage commissions) received by this vendor from the sale of the shares of common stock and the balance due to it divided by the average closing price of the common stock for the five trading days ending on the last sale date, up to a maximum of 266,667 shares of common stock. If the maximum number of shares is insufficient to pay the balance due this vendor, we have agreed to pay this vendor in cash, no earlier than April 2003, an amount equal to one-half of the remaining balance (with the remaining one-half to be forgiven). Fluctuations in the market price of the common stock will increase or decrease the actual cash payment we will be required to pay and, accordingly, we may be faced with a significant non-operative stock and cash liability. As of December 31, 2002, we have accrued approximately $590,000 relating to the potential cash shortfall for this amount in short term liabilities as the cash short fall could be triggered within 12 months.

                       Risks Relating to Our Common Stock

Our directors and executive officers have significant control and influence over our company and holders of securities issued in our private placements may also have significant influence.

      As a group, on December 31, 2002 our current directors and executive officers beneficially owned a substantial portion of our outstanding voting stock. If they vote together, the directors and executive officers will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors. The interests of our directors and executive officers may conflict with the interests of our other shareholders. Commonwealth Associates, L.P., a placement agent for our December 1999, April/May 2001, December 2001 and January 2002 private placements, and the beneficial owner of a significant portion of our common stock as of December 31, 2002, has designated two members of our board of directors and may have the right to designate a third in the future. In addition, holders of Series B preferred stock, as well as related warrants, as of December 31, 2002, had the ability to obtain 5,419,000 shares of common stock. Holders of Series C preferred stock, as well as related warrants, issued in our April/May 2001 private placement, as of December 31, 2002, had the ability to obtain 20,664,000 shares of our common stock. Holders of our 7% senior subordinated secured convertible notes, as well as related warrants, issued in our December 2001 and January 2002 financings, had the ability to obtain 24,026,000 shares of our common stock. All of the holders of such notes, except for one, also own Series C preferred stock and many of the holders of Series C preferred stock also own Series B preferred stock. A significant portion of the holders of interest of these notes also owns the aforementioned securities. As a result, if such holders choose to act together, they could assert significant influence over our company.

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

      A substantial number of our shares of common stock underlie outstanding shares of convertible preferred stock, convertible notes and outstanding options and warrants. As of December 31, 2002, there are outstanding shares of convertible preferred stock and convertible notes to purchase an aggregate of approximately 50,770,000 million shares of our common stock and options and warrants to purchase an aggregate of approximately 25,712,000 million shares of our common stock. If a significant number of these options or warrants were exercised, or a significant amount of preferred stock or notes was converted to common stock, the percentage ownership of our common stock would be materially diluted. For example, if all outstanding options and warrants were exercised and if all convertible securities were converted to common stock as of December 31,

2002, there would have been approximately 2.605% more common stock outstanding at such time. We believe that the potential exercise or conversion may have an adverse impact on the price of our common stock and therefore on our ability to raise capital. The actual conversion or exercise of convertible securities, and the sale of the underlying common stock into the open market, could further substantially negatively affect the price of our common stock.

There is potential exposure to us in that certain shares of common stock underlying our preferred stock have been sold prior to the effective date of a registration statement, which we have filed, but which is not yet effective.

      From December 2, 2000 until January 11, 2001, our shareholders in the open market sold certain shares of our common stock, which were issued by virtue of conversion of shares of preferred stock. Such shareholders believed that their shares were registered pursuant to a previous registration statement of ours. The Securities and Exchange Commission has advised us of their opinion that the prior registration statement did not cover such shares. While we believe that such sales were made in conformance with applicable securities laws and regulations, a different determination may result in our having liability. Commencing January 25, 2001, we advised such converting shareholders to resell their shares pursuant to Rule 144 promulgated under the Securities Act of 1933. We estimate that approximately 195,534 shares of our common stock were issued to such shareholders on or prior to January 11, 2001. Such shares may have potentially been sold in the open market on or prior to January 11, 2001, at prices that may have ranged from $7.50 to $18.75 per share. It is possible that the selling security holders will seek to include us in any action for recission taken against them by third parties who purchased the common stock. The measure of damages could be the purchase price paid, plus interest. We are unable to assess the amount of damages, in the event that there is any liability.

Because of the decline in the market price of our common stock relative to the stock prices at the time of our prior securities offerings, our common shareholders have been significantly diluted due to preferences included in our outstanding preferred shares and warrants.

      We have a substantial number of outstanding shares of convertible preferred stock, a significant amount of convertible notes and a substantial number of outstanding warrants to purchase shares of our common stock. The preferred shareholders and convertible note holders are entitled to an adjusted conversion price, which results in their receiving additional shares of common stock upon conversion, if we raise capital at a price below the then current conversion price or market price. Similarly, many of our warrant holders are entitled to a reduced exercise price on their warrants if we raise capital at a price below the then current exercise price or market price. The number of shares of common stock underlying these shares of preferred stock and warrants have significantly increased as a result of the offering price for our securities in our private financings concluded in 2001, January 2002, and July 2002. If we raise additional capital at a price below these amounts, our common shareholders' percentage of ownership will be further diluted by the additional common stock required to underlie the preferred shares, convertible notes and warrants.

The price of our common stock is volatile, which could result in substantial losses for investors.

      Our stock price has been and is likely to continue to be volatile. For example, from January 1, 2002 through December 31, 2002, our common stock traded as high as $22.50 per share and as low as $.03 per share (which prices reflect a 1 for 15 reverse stock split effected in January 2002).

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

We trade on the Over the Counter Bulletin Board and may ultimately trade on the less liquid "pink sheets."

      Since August 17, 2002, our common stock is traded on the Over the Counter bulletin board under the symbol "EBTB.OB", having been delisted from the Nasdaq SmallCap Market on that date. Nasdaq has published its initial requirements for BBX, the proposed successor market to the Over the Counter bulletin board. The BBX is scheduled to become operative in late 2003. There are a number of initial and ongoing fees to participate in the BBX. Should the Company opt not to participate on the BBX exchange, the Company would become a "Pink Sheet" stock. As such:

      o Our investors would find it more difficult to dispose of their shares in the Company,

      o It will become more difficult to obtain market prices on the shares of our stock, and

      o There will be a potentially larger spread between bid and asked prices, created a less favorable trading environment for our shareholders.

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

Item 7. Financial Statements

eB2B Commerce, Inc.

Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----

Independent Auditors' Reports                                             35-36

Consolidated Balance Sheet as of December 31, 2002                         37

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001                                                 38

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 2002 and 2001                            39-40

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                                41-42

Notes to the Consolidated Financial Statements                             43

                          INDEPENDENT AUDITORS' REPORT

      To eB2B Commerce, Inc.:

      We have audited the accompanying consolidated balance sheet of eB2B Commerce, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated April 15, 2002, on those consolidated financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of eB2B Commerce, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill in 2002, as required by the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                        /s/ MILLER, ELLIN & COMPANY, LLP

New York, New York
March 28, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eB2B Commerce, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of eB2B Commerce, Inc. (the "Company") for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ DELOITTE & TOUCHE, LLP

New York, New York
April 15, 2002
                               eB2B COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)
                                DECEMBER 31, 2002

                                     ASSETS

Current Assets
   Cash and cash equivalents ......................................   $     461
   Accounts receivable (net of allowance of  $173) ................         608
   Other current assets ...........................................          54
                                                                      ---------
     Total current assets .........................................       1,123
Property and equipment, net .......................................          73
Product development costs, net of accumulated
   amortization of $5,317 .........................................         432
Deferred financing costs, net of accumulated amortization of $93 ..         372
Other intangibles, net of accumulated amortization of $2,444 ......         638
Other assets ......................................................          50
                                                                      ---------
       Total assets ...............................................   $   2,688
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable ...............................................   $   1,396
   Accrued expenses and other current liabilities .................       1,775
   Current maturities of long-term debt ...........................         180
   Deferred revenue ...............................................         740
   Current liabilities of discontinued operations .................         265
                                                                      ---------
     Total current liabilities ....................................       4,356
   Long-term debt, less current maturities ........................       2,555
                                                                      ---------
       Total liabilities ..........................................       6,911
                                                                      ---------
Commitments and contingencies
Stockholders' Deficit
   Preferred stock, convertible Series A - $.0001
      par value; 2,000 shares authorized; 7
      shares issued and outstanding ...............................          --
   Preferred stock, convertible Series B - $.0001
      par value; 4,000,000 shares authorized;
      2,211,675 shares issued and outstanding .....................          --
   Preferred stock, convertible Series C - $.0001
      par value; 1,750,000 shares authorized;
      732,875 shares issued and outstanding .......................          --
   Common stock - $.0001 par value; 200,000,000
      shares authorized; 3,053,470 issued and
      outstanding .................................................          --
   Additional paid-in capital .....................................     157,287
   Accumulated deficit ............................................    (161,510)
                                                                      ---------
     Total stockholders' deficit ..................................      (4,223)
                                                                      ---------
       Total liabilities and stockholders' deficit ................   $   2,688
                                                                      =========

See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse split completed in January 2002.

                               eB2B COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      --------------------------
                                                                                          2002           2001
                                                                                      -----------    -----------

Revenue ...........................................................................   $     3,493    $     4,333
                                                                                      -----------    -----------
Costs and expenses:
   Cost of revenue ................................................................         1,215          1,754
   Marketing and selling (exclusive of stock-based compensation expense of
     $-0- and $469 for the years ended December 31, 2002 and 2001,
     respectively) ................................................................           500          1,657
   Product development costs (exclusive of stock-based compensation expense of
     $-0- and $9 for the years ended December 31, 2002 and 2001, respectively) ....         1,217          2,024
   General and administrative (exclusive of stock-based compensation expense of $12 and $1,444 for the years ended December 31, 2002 and 2001,
     respectively) ................................................................         5,089         10,103
   Amortization of goodwill and other intangibles .................................           974          9,789
   Stock-based compensation expense ...............................................            12          1,922
   Restructuring charge (recovery) ................................................          (655)         3,327
   Impairment of goodwill and other intangible assets .............................         2,524         43,375
                                                                                      -----------    -----------
     Total costs and expenses .....................................................        10,876         73,951
                                                                                      -----------    -----------
     Loss from continuing operations before other income (expense) ................        (7,383)       (69,618)

     Interest income ..............................................................            --            172
     Interest expense (including deferred financing costs of $423 and $3,178
         in 2002 and 2001, respectively) ..........................................          (601)        (3,203)
                                                                                      -----------    -----------
     Net loss from continuing operations ..........................................        (7,984)       (72,649)

     Net loss from discontinued operations ........................................        (1,027)          (845)
                                                                                      -----------    -----------

     Net loss .....................................................................   $    (9,011)   $   (73,494)
                                                                                      ===========    ===========

Per share data - Basic and diluted:
   Loss from continuing operations ................................................   $     (4.14)   $    (58.20)
   Loss from discontinued operations ..............................................         (0.53)         (0.68)
                                                                                      -----------    -----------
   Net loss per share .............................................................   $     (4.67)   $    (58.88)
                                                                                      ===========    ===========

Weighted average number of common shares outstanding ..............................     1,926,786      1,248,164
                                                                                      ===========    ===========

See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse stock split in January 2002.

                               eB2B COMMERCE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands, except share and per share data)

                                           Preferred Stock        Preferred Stock        Preferred Stock        Preferred Stock

                                              Series A               Series B               Series C               Series D
                                        --------------------  ---------------------   --------------------   --------------------
                                          Shares     Amount     Shares       Amount     Shares      Amount     Shares     Amount
                                        ---------   ---------  ----------   ---------  ---------   ---------  ---------   ---------
Balance at January 1, 2001                      7   $      --   2,803,198   $      --         --   $      --         --   $      --

Conversion of Series B Preferred               --          --    (326,145)         --         --          --         --          --

Private placement                              --          --          --          --         --          --         --          --

Conversion of convertible notes                --          --          --          --    763,125          --         --          --

Amortization of unearned
  stock-based compensation                     --          --          --          --         --          --         --          --

Unearned stock-based
  compensation                                 --          --          --          --         --          --         --          --

Issuance of stock in lieu of interest
   payment on convertible notes                --          --          --          --         --          --         --          --

Issuance of common stock to settle
   vendor and other obligations                --          --          --          --         --          --         --          --

Other issuances of common stock                --          --          --          --         --          --         --          --


   Net Loss                                    --          --          --          --         --          --         --          --
                                        ---------   ---------  ----------   ---------  ---------   ---------  ---------   ---------

Balance at December 31, 2001                    7          --   2,477,053          --    763,125          --         --          --

Acquisition of Bac-Tech Systems, Inc.                                                                            95,000          --

Conversion of Series B Preferred Stock         --          --    (265,378)         --                     --         --          --

Conversion of Series C Preferred Stock                                                   (30,250)         --         --          --

Conversion of Series D Preferred Stock                                                                          (95,000)         --

Issuance of common stock to settle
  vendor and other obligations                 --          --          --          --         --          --         --          --

Forfeiture of warrants                         --          --          --          --         --          --         --          --

Amortization of stock based
  compensation                                 --          --          --          --         --          --         --          --

Private placement                                          --          --          --         --          --         --          --

   Net loss                                    --          --          --          --         --          --         --          --
                                        ---------   ---------  ----------   ---------  ---------   ---------  ---------   ---------

Balance at December 31, 2002                    7   $      --   2,211,675   $      --    732,875   $      --         --   $      --
                                        =========   =========  ==========   =========  =========   =========  =========   =========

See accompanying notes to Consolidated Financial Statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reserve stock split completed in January 2002.

                               eB2B COMMERCE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
                 (in thousands, except share and per share data)

                                                                                                             Total
                                              Common Stock       Additional     Unearned                 Stockholders'
                                         ---------------------    Paid-in    Stock - Based   Accumulated    Equity
                                          Shares       Amount     Capital     Compensation     Deficit      (Deficit)
                                         ---------   ---------   ---------    ------------    ---------    ---------
Balance at January 1, 2001               1,025,604          --   $ 144,459       $  (2,368)   $ (79,005)   $  63,086

Conversion of Series B Preferred           146,728          --          --              --           --           --

Private placement                               --          --       7,884              --           --        7,884

Conversion of convertible notes                 --          --       1,531              --           --        1,531

Amortization of unearned stock-based
  compensation                                  --          --          --           1,922           --        1,922

Unearned stock-based compensation               --          --         322            (322)          --           --

Issuance of stock in lieu of interest
  payment on convertible notes              30,339          --          85              --           --           85

Issuance of common stock to settle
  vendor and other obligations             398,738          --       1,624              --           --        1,624

Other issuances of common stock              1,728          --          --              --           --           --

  Net Loss                                      --          --          --              --      (73,494)     (73,494)
                                         ---------   ---------   ---------       ---------    ---------    ---------

Balance at December 31, 2001             1,603,137          --     155,905            (768)    (152,499)       2,638

Acquisition of Bac-Tech Systems, Inc.      200,000          --       1,240              --           --           --

Conversion of Series B Preferred Stock     279,143          --          --              --           --           --

Conversion of Series C preferred Stock     622,914          --          --              --           --           --

Conversion of Series D preferred Stock     333,334          --          --              --           --           --

Issuance of common stock to settle
  vendor and other obligations              14,942          --        (365)             --           --         (365)

Forfeiture of warrants                          --          --        (756)            756

Amortization of stock based
  compensation                                  --                      --              12                        12

Private placement                               --          --       1,263              --           --        1,263

  Net loss                                      --          --          --              --       (9,011)      (9,011)
                                         ---------   ---------   ---------       ---------    ---------    ---------

Balance at December 31, 2002             3,053,470   $      --   $ 157,287       $      --    $(161,510)   $  (4,223)
                                         =========   =========   =========       =========    =========    =========

See accompanying notes to Consolidated Financial Statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reserve stock split completed in January 2002.

                               eB2B COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             YEAR ENDED DECEMBER 31,
                                                             ----------------------
                                                               2002          2001
                                                             -------       --------

Cash flows from operating activities:
Net loss from continuing operations                          $(7,984)      $(72,649)
 Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:
   Impairment of goodwill and other intangibles                2,524         40,088
   Depreciation and amortization                               4,330         13,693
   Provision for doubtful accounts                               108             --
   Stock-based compensation expense                               12          1,922
   Non-cash interest expense                                     421          3,120
 Changes in operating assets and liabilities
   Accounts receivable                                           209            537
   Other current assets                                          135             --
   Accounts payable                                             (139)          (242)
   Accrued expenses and other liabilities                        (35)        (1,459)
   Deferred revenue                                              466             --
   Lease termination and other restructuring costs              (610)         1,894
   Other liabilities                                            (890)           260
                                                             -------       --------

    Net cash used in operating activities                     (1,453)       (12,836)
                                                             -------       --------

Cash flows from investing activities:
 Acquisition of Bac-Tech Systems, Inc., net                     (250)            --
 Purchases of property and equipment                              (4)          (596)
 Product development expenditures                               (477)        (1,695)
                                                             -------       --------

    Net cash used in investing activities                       (731)        (2,291)
                                                             -------       --------

Cash flows from financing activities:
 Proceeds from borrowings and issuance of convertible notes      900          6,466
 Payments on borrowings                                          (44)        (2,250)
 Proceeds from bridge notes, net                                  --          1,743
 Payment of capital lease obligations                           (121)          (108)
                                                             -------       --------

    Net cash provided by financing activities                    735          5,851
                                                             -------       --------

Net cash used in continuing operations                        (1,449)        (9,276)
                                                             -------       --------

Net cash provided by (used in) discontinued operations          (188)         3,165
                                                             -------       --------

Net change in cash and cash equivalents                       (1,637)        (6,111)

Cash and cash equivalents - beginning of year                  2,098          8,209
                                                             -------       --------
Cash and cash equivalents - end of year                      $   461       $  2,098
                                                             =======       ========

See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse stock split completed in January 2002.

                               eB2B COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                         2002          2001
                                                                      ---------     ---------

Supplemental disclosures of cash flow information:
 Cash paid during the year for interest                               $     189     $     136
 Non-cash investing and financing activities:
   Issuance of note payable to settle liabilities                           262            --
   Remeasurement of settlement obligation                                   365            --
   Common and preferred stock issued in connection with acquisition       1,240            --
   Forfeiture of warrants                                                   756            --
   Issuance of long-term note in connection with acquisition                458            --
   Issuance of warrants with convertible debt                               750         4,434
   Beneficial conversion with issuance of convertible debt                  512           434
   Common stock issued to settle liabilities                                 --         2,081

See accompanying notes to consolidated financial statements. All share and per share amounts have been adjusted to reflect the 1 for 15 reverse stock split completed in January 2002.

                               eB2B COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1. ORGANIZATION AND PLAN OF OPERATIONS

      eB2B Commerce, Inc. (the "Company") utilizes proprietary software to provide a technology platform for buyers and suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, until it discontinued these operations as of September 30, 2002, the Company provided authorized technical education to its client base, and also designed and delivered custom computer and Internet-based training seminars.

      Since its inception, the Company has experienced significant losses from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.

      To ensure the success of the Company, and to address the continuing loss from operations and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures implemented during 2001 and continuing into 2002 as follows:

      o Entering into agreements to settle approximately $425,000 in severance and other contractual obligations through the issuance of shares of common stock during the fourth quarter of 2001 and the restructuring of a current accrued liability of $262,500 through the issuance of a five year 7% senior subordinated secured convertible note during January 2002.

      o Raising gross proceeds of $2,000,000 in December 2001 through the sale of convertible notes and warrants.

      o Settlement of certain liabilities in December 2001 for approximately $400,000 less than what was previously owed. During 2002, the Company settled unsecured vendor obligations totaling $766,000 for approximately $178,000, which were disbursed in various increments through March 2003. The Company continues to pursue negotiations with its remaining unsecured creditors.

      o Savings of approximately $475,000 in monthly cash expenses as a result of a restructuring plan initiated during the second quarter of 2001, which included principally staffing reductions and discretionary spending reductions in selling, marketing, general and administrative expenses. The Company reduced its staff by nine employees in the year ended December 31, 2002 resulting in annual savings of $1,015,000 in salaries and benefits;

      o Discontinuing its training and educational services business segment as of September 30, 2002; and

      o Raising additional capital by means of a private financing of convertible notes in July 2002, resulting in gross proceeds of $350,000 to the Company and $950,000 of gross proceeds being placed in escrow, to be released to the Company upon achieving certain parameters. In September 2002 and November 2002, the Company met these parameters and drew down on an additional $275,000 on each such date so that $300,000 remains in the escrow account as of December 31, 2002.

      The Company believes that its current cash resources, the anticipated drawdown from escrow of the remaining proceeds of the July 2002 financing, together with the improvement of working capital as a result of the previously mentioned actions, will be sufficient to continue operations through 2003 and thereafter if operations are cash flow positive, as anticipated.

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

      All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3. DISCONTINUED OPERATIONS

      As discussed in Note 1, in September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the years ended December 31, 2002 and 2001, the Company's discontinued operations contributed net sales of $1,105,000 and $2,483,000, respectively. As of December 31, 2002, there were no assets relating to this segment, and only the liabilities appear on the Company's balance sheet.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts and the valuation of intangible assets.

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

       For related consulting arrangements on a time-and-materials basis, revenue is recognized as services are performed and costs are incurred in accordance with the billing terms of the contract. Revenues from related fixed price consulting arrangements are recognized using the percentage-of-completion method, unless the extent of progress toward completion cannot be reliably determined. Progress towards completion is measured using efforts-expended method based upon management estimates. To the extent that efforts expended and costs to complete cannot be reasonably estimated, revenues are deferred until the contract is completed. The Company does not have a history of incurring losses on these types of contracts. If the Company were to incur a loss, a provision for the estimated loss on the uncompleted contract would be recognized in the period in which such loss becomes probable and estimable. Billings in excess of revenue recognized are included in deferred income.

      Revenue from training and client educational services was recognized upon the completion of the seminar and was based upon class attendance. If a seminar began in one period and was completed in the next period, the Company recognized revenue based on the percentage of completion method for the applicable period.

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

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

      Computer and communications equipment.............   2 to 3 years
      Purchased software................................   2 years
      Office equipment and furniture....................   4 to 5 years
      Leasehold improvements............................   Shorter of useful life or lease term

Goodwill and Other Intangibles

      During 2001, goodwill was amortized using the straight-line method over the period of expected benefit. Other intangibles resulting from the Company's purchase business combinations, including customer lists, are also amortized over the straight-line method from the date of acquisition over the period of expected benefit, which was estimated as three years. In September 2001, the Company recorded an impairment charge to goodwill and reduced the expected period of benefit to three years from five years. In December 2002, the Company recorded an additional impairment charge to reduce goodwill to zero (See Note
6).

      In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement provides that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company ceased amortizing its existing net goodwill of $1,558,000, resulting in the exclusion of $1,248,000 of amortization during 2002.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARP No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has adopted the new accounting standard in the year ended December 31, 2002.

Product Development

      In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to capitalized product development expenditures is based on the period such product is expected to provide future utility to the Company. Total product development costs expensed as amortization were approximately $1,217,000 and $1,114,000 for the years ended December 31, 2002 and 2001, respectively.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States of America and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. The Company recorded provisions (additions) to the allowance of $137,000 and $226,000, respectively, and write-offs (deductions) against the allowance of $153,000 and $192,000 during the years ended December 31, 2002 and 2001, respectively.

      In the years ended December 31, 2002 and 2001, one customer from the Company's transaction processing and related services' segment accounted for approximately 25% and 21%, respectively, of the Company's total revenue. As of December 31, 2002 and 2001, the same customer accounted for approximately 33% and 22% of accounts receivable, respectively.

Net Loss per Common Share

      Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of options, warrants and preferred shares would have been anti-dilutive. Had the Company reported net earnings at December 31, 2002 and 2001, options and warrants to purchase 11,993,114 and 9,076,210 common shares, and preferred shares convertible into 17,418,670 and 6,920,222 common shares, respectively, and debt convertible into 9,845,806 and 934,922 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not anti-dilutive.

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

New Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The Company is required to adopt the provisions of SFAS No. 145 in the first quarter of 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this statement related to the recission of SFAS No. 4 is encouraged. Accordingly, the reversal of certain restructuring charges $655,000 during 2002 has been accounted for in accordance with SFAS No. 145.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31. 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No.45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonable estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.

Reclassification

      Certain prior year amounts, including those related to discontinued operations, have been reclassified to conform to the current year presentation.

NOTE 5. ACQUISITIONS

Bac-Tech Systems, Inc.

      On January 2, 2002, the Company acquired Bac-Tech Systems, Inc. ("Bac-Tech"), a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In September 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, of which $457,000, is included as long term debt, inclusive of current maturities of $180,000, in the accompanying condensed consolidated balance sheet after discounting these notes using the Company's estimated borrowing rate of 15 percent.

      The Company has accounted for this acquisition using the purchase method of accounting and determined the final purchase price to be $1,990,000, which consisted of (i) cash of $250,000; (ii) 200,000 shares of the Company's common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000; (iv) a three year non-interest bearing note with a face value of $600,000 and a net present value of $457,000 assuming the Company's effective borrowing rate; and (v) $43,000 in closing costs and other items.

      The following is a summary of the allocation of the purchase price of the Bac-Tech acquisition (in thousands):

      Purchase price ..........................................         $ 1,947
      Acquisition costs .......................................              43
                                                                        -------
      Total purchase price ....................................         $ 1,990
                                                                        =======

      Cash assumed ............................................         $    52
      Accounts receivable, net ................................             326

      Other current assets ....................................              51

      Property, plant, and equipment, net .....................              47
      Accounts payable ........................................            (196)
      Accrued expenses and other current liabilities ..........            (161)
      Deferred revenue ........................................            (110)
                                                                        -------

      Historical net assets acquired ..........................               9
      Identifiable intangible assets ..........................             807
      Goodwill ................................................           1,174
                                                                        -------
      Total purchase price ....................................         $ 1,990
                                                                        =======

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

      Since the acquisition of Bac-Tech occurred on January 2, 2003, the results of operations of the Company for the year ended December 31, 2002, include the results of operations of Bac-Tech for the year ended December 31, 2002.

Netlan Enterprises, Inc.

      On February 22, 2000, eB2B completed its acquisition of Netlan Enterprises, Inc. and subsidiaries ("Netlan"). Pursuant to the Agreement and Plan of Merger (the "Netlan Merger"), Netlan's stockholders exchanged 100% of their common stock for 8,334 shares of Company common stock, valued at the market value of DWeb's common stock on January 7, 2000, the date at which the parties signed the letter of intent. Additionally, 13,333 shares of Company common stock were issued, placed into an escrow account, and may be released to certain former shareholders of Netlan upon successful completion of escrow requirements, including continued employment with the Company. The aggregate value of such shares, or $2,050,000, was treated as stock-based compensation and was amortized over the one-year vesting period from the date of acquisition. In connection with this acquisition, eB2B incurred transaction costs consisting primarily of professional fees of approximately $332,000, which have been included in the purchase price of the Netlan Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Netlan's net assets as of February 22, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $334,000 of the purchase consideration was allocated to other intangibles, including assembled workforce. The remaining purchase consideration, or approximately $4,896,000, was recorded as goodwill. As discussed in Notes 1 and 3, the results of operations of Netlan have been included in the Company's discontinued operations for the years ended December 31, 2002 and 2001. As further discussed in Note 6, the remaining goodwill was determined to be impaired and the impairment loss was included within the results of discontinued operations.

      The following is a summary of the allocation of the purchase price in the Netlan Merger (in thousands):

      Purchase price ...............................................    $ 1,297
      Acquisition costs ............................................        332
                                                                        -------
      Total purchase price .........................................    $ 1,629
                                                                        =======

      Historical net liabilities assumed ...........................    $(2,490)
      Write-down of property and equipment, and intangible assets ..       (753)
      Liabilities for restructuring and integration costs ..........       (358)
      Identifiable intangible assets ...............................        334
      Goodwill .....................................................      4,896
                                                                        -------
      Total purchase price .........................................    $ 1,629
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

      The purchase price of the Merger was approximately $59.1 million, which primarily represents (i) the number of shares of DWeb's common stock outstanding as of April 18, 2000, the date of the Merger, valued based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement, or $31.9 million; (ii) the number of shares of DWeb's common stock issuable under existing stock option and warrant agreements as of April 18, 2000 valued using the Black-Scholes option pricing model, or $6.4 million; (iii) the aggregate market value of the shares of common stock and warrants principally issued to a financial advisor (the "Financial Advisor"), or $10.2 million; and
(iv) the market value of warrants issued to the Financial Advisor in consideration for the advisory services rendered during the Merger, or $10.1 million. In connection with this acquisition, eB2B also incurred transaction costs consisting primarily of professional fees of approximately $363,000, which have been included in the purchase price of the Merger. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of DWeb's net assets as of April 18, 2000. At that date, assets acquired and liabilities assumed had fair values that approximated their historic book values. A total of approximately $2.9 million of the purchase consideration was allocated to other intangibles, including assembled workforce and customer list. Also, the Company recorded liabilities totaling $1.0 million principally in relation to severance provided to certain employees as well as the settlement of a claim existing at the time of the Merger. The remaining purchase consideration, or $58.1 million, was recorded as goodwill. As discussed in Note 6, such goodwill was determined to be impaired in 2002 and 2001. The results of operations of DWeb have been included in the Company's results of operations since April 19, 2000.

      The following is a summary of the allocation of the purchase price in the acquisition of DWeb (in thousands):

      Purchase price ...............................................   $ 58,724
      Acquisition costs ............................................        363
                                                                       --------
         Total purchase price ......................................   $ 59,087
                                                                       ========

      Historical net assets acquired ...............................   $     10
      Write-down of property and equipment, and intangible assets ..       (838)
      Liabilities for restructuring and integration costs ..........     (1,047)
      Identifiable intangible assets ...............................      2,902
      Goodwill .....................................................     58,060
                                                                       --------
         Total purchase price ......................................   $ 59,087
                                                                       ========

NOTE 6. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

      Based upon the Company's history of recurring operating losses and its market capitalization being less than its stockholders' equity as of September 30, 2001, management assessed the carrying value of goodwill and other intangibles and determined that such value may not be recoverable. In addition, workforce-in-place no longer meets the definition of an identifiable intangible asset. As a result, the net book value of $584,000 has been reclassified to goodwill as of September 30, 2001. The impairment loss after reclassification was measured as the amount by which the carrying amount of the goodwill and other intangibles exceeds the fair value of the assets, calculated utilizing the discounted future cash flows. In accordance with this policy, the Company recorded impairment charges of $43,375,000 in 2001.

      The net book values of goodwill and other intangibles associated with the Dweb and Netlan acquisitions as of the date of the impairment charge, September 30, 2001, were as follows (amounts in thousands):

                                                  Dweb      Netlan       Total
                                                --------    -------    --------
Goodwill
Balance as of September 30, 2001                $ 41,283    $ 3,380    $ 44,663
Reclassification from other intangibles              425        159         584
Impairment losses                                (40,088)    (3,287)    (43,375)
                                                --------    -------    --------
Adjusted Balance                                $  1,620    $   252    $  1,872
                                                ========    =======    ========

Other Intangibles
Balance as of September 30, 2001                $  1,376    $   159    $  1,535
Reclassification to goodwill                        (425)      (159)       (584)
                                                --------    -------    --------
Adusted Balance                                 $    951    $    --    $    951
                                                ========    =======    ========

      Amortization expense related to goodwill for the nine-month period ended September 30, 2001 was approximately $9,441,000. The Company also changed the amortization period from five years to three years. The Company recorded goodwill amortization in the fourth quarter of 2001 of $314,000. Commencing January 1, 2002, goodwill was no longer amortized, but rather reviewed for impairment in compliance with SFAS No. 142.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                           Continuing   Discontinued
                                           Operations    Operations      Total
                                           ----------   ------------    -------

Balance as of January 1, 2002               $ 1,350       $   208       $ 1,558

Goodwill acquired during year                 1,174            --         1,174

Impairment losses                            (2,524)         (208)       (2,732)
                                            -------       -------       -------

Balance as of December 31, 2002             $    --       $    --       $    --
                                            =======       =======       =======

      A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization is as follows:

(In thousands - except per share amounts)               2002           2001
                                                      --------       --------

Reported net loss                                     $ (9,011)      $(73,494)
Goodwill and workforce amortization                         --          9,755
                                                      --------       --------
Adjusted net loss                                     $ (9,011)      $(63,739)
                                                      ========       ========

Reported net loss per share                           $  (4.67)      $ (58.88)
Goodwill and workforce amortization                         --           7.82
                                                      --------       --------
Adjusted net loss per share                           $  (4.67)      $ (51.06)
                                                      ========       ========

      Remaining other intangibles after the impairment review relate to customer lists acquired in April 2000 and January 2002 of $2,376,000, a non-compete agreement of $75,000, the cost of acquiring the Company's domain name and establishing the Company's web-site of $22,000, a software platform of $475,000, and the assumption of the Company's current lease at below market rates aggregating $144,000. Amortization expense related to other intangibles for the nine-month period ended September 30, 2001 was $747,000 prior to the impairment review. In the fourth quarter of 2001, the Company recorded additional amortization expense related to other intangible assets of $159,000. Aggregate amortization expense for other intangibles for the year ended December 31, 2002 was $974,000.

      Estimated Amortization Expense (in thousands):
      ----------------------------------------------

      For year ended December 31, 2003                                   $  489
      For year ended December 31, 2004                                       91
      For year ended December 31, 2005                                       29
      For year ended December 31, 2006                                       29

      No amortization is estimated after 2006.

NOTE 7. RESTRUCTURING

      To address the continuing loss from operations and negative cash flows from operations, management enacted a restructuring plan for the Company. During the third and fourth quarters of 2000 and continuing into 2001 and 2002, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

      In the second and third quarters of 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility.

      The following is a summary of the restructuring charges, and reversals recognized in the years ended December 31, 2002 and 2001 (in thousands):

                                                                   Amounts Paid
                                                      Writeoff         as of        Balance at
                                    Restructuring   of Leasehold    December 31,   December 31,
                                       Charges      Improvements       2001            2001
                                    -------------   ------------   -------------   ------------

Lease termination                      $ 1,765        $   162        $    --         $ 1,603
Severance for 40 employees               1,145             --          1,065              80
Contract termination settlement            418             --            237             180
                                       -------        -------        -------         -------
Total charges                          $ 3,328        $   162        $ 1,302         $ 1,863
                                       =======        =======        =======         =======

                                     Balance at                                      Balance
                                     January 1,                                    December 31,
                                        2002         Payments       Reversals         2002
                                     ----------      --------       ---------      ------------

Lease termination                      $ 1,603        $   948        $  (655)        $    --
Severance for 40 employees                  80             80             --              --
Contract termination settlement            180            180             --              --
                                       -------        -------        -------         -------
Total charges                          $ 1,863        $ 1,208        $  (655)        $    --
                                       =======        =======        =======         =======

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

NOTE 8. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of December 31, 2002 (in thousands):

      Computer and communications equipment ....................        $ 2,440
      Purchased software .......................................          2,568
      Office equipment and furniture ...........................            793
                                                                        -------
                                                                          5,800
      Accumulated depreciation and amortization ................         (5,728)
                                                                        -------
                                                                        $    73
                                                                        =======

      As of December 31, 2002 the cost of assets under capital leases, principally computer and communications equipment was approximately $725,000. The depreciation expense for 2002 and 2001 was $1,845,000 and $1,947,000, respectively.

NOTE 9. ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER

      Accrued expenses and other current liabilities consist of the following as of December 31, 2002 (in thousands):

      Accrued software development costs ..........................       $  590
      Accrued severance ...........................................           44
      Accrued professional fees ...................................          285
      Accrued compensation and related costs ......................           44
      Accrued purchases and sub-contractors costs .................          192
      Accrued interest ............................................          178
      Current maturities of capital lease obligations .............          109
      Other .......................................................          333
                                                                          ------
                                                                          $1,775
                                                                          ======

      During December 2001, the Company renegotiated a potential $1,200,000 liability with a creditor. The Company had previously issued 145,986 shares of common stock to this party for amounts then owing. The Company had agreed that in the event this party received gross proceeds less than the amount originally owed, the Company would reimburse this party for the shortfall. In December 2001, this agreement was amended whereby the creditor agreed to be issued up to 266,667 shares of the Company's common stock to offset any deficiency, and to the extent this amount is insufficient, the creditor would be paid one-half the remaining balance in cash no earlier than April 2003, with the other half forgiven. The Company has approximately $590,000 recorded in accrued software development costs as of December 31, 2002 to cover the potential cash shortfall to this vendor.

NOTE 10. FINANCINGS AND LONG-TERM DEBT

      In February 2000, eB2B obtained a $2,500,000 term loan from a bank (the "Bank"). The loan had a term of three years, interest-only was payable until December 1, 2000, and the interest rate was equivalent to LIBOR plus 1%. Beginning December 1, 2000, the term loan required ten quarterly principal payments of $250,000. The proceeds from the term loan were primarily used to refinance the $2,116,000 debt of Netlan paid by eB2B in connection with the Netlan Merger.

      On May 2, 2001, the Company completed a private placement of convertible notes and warrants (the "Financing"). The gross proceeds of the Financing totaled $7.5 million. Pursuant to the Financing, the Company issued $7,500,000 of principal amount of 7% convertible notes (the "Convertible Notes"), which were convertible into an aggregate of 1,000,000 shares of Company common stock at a price of $7.50, and warrants to purchase an aggregate 1,000,000 shares of Company common stock at $13.95 per share (the "Private Warrants") prior to adjustment for dilutive financings.

      The Convertible Notes had a term of 18 months, which period may be accelerated in certain events. Interest was payable quarterly in cash, in identical Convertible Notes or in shares of common stock, at the option of the Company. With respect to the initial quarterly interest payment related to the June 30, 2001 quarter, the Company elected to pay interest in the form of 30,355 shares of common stock valued at approximately $85,000. In September 2001, the Company issued additional Convertible Notes which was subsequently converted into Series C Preferred Stock of approximately $131,000 in relation to the quarterly interest due for the period from July 1, 2001 to September 28, 2001, the date the Convertible Notes were converted into Series C Preferred Stock as described in Note 12 below. The proceeds of this financing were used to pay off the balance outstanding on the $2,500,000 term loan.

      In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ("Bridge Notes") and warrants to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share, prior to adjustment for dilutive financings. These warrants were valued at $218,875 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.88 percent and will be charged to interest expense over the life of the debt commencing in 2002. In connection with this financing, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. This will also be amortized and charged to interest expense over the life of the debt.

      In January 2002, these Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ("7% Notes"), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% Notes are convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share, prior to adjustment for dilutive financings. The holders of the Bridge Notes also received, in exchange for the Bridge Notes, warrants to purchase 826,439 shares of common stock at a price of $2.90 per share, prior to adjustment for dilutive financings. The Company also issued warrants to purchase 165,289 shares of common stock at a price of $2.90 per share to our placement agent in connection with the issuance of the 7% Notes. The warrants issued to the placement agent and to the investors were valued in January 2002 using the Black-Scholes model and will be charged to interest expense over the life of the debt. The proceeds of these financings were used to fund (i) operating and working capital needs and (ii) the $250,000 upfront cash portion of the Bac-Tech acquisition.

      On July 15, 2002, the "Company initially closed a private placement (the "July Financing") of five-year 7% senior subordinated secured notes (the "July Notes") which are convertible into shares of common stock of the Company at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). The Notes were purchased by ten persons or entities, consisting of certain significant investors in the Company, and by certain members of the Company's management. To date, the gross proceeds of this transaction, exclusive of $300,000 held in escrow at December 31, 2002, were $900,000 and are intended to be utilized for working capital and general corporate purposes. The Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion price.

      In connection with the July Financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of the Notes pending, acceptance of subscriptions by the Company and shall be disbursed as provided in the relevant escrow agreement (the "Escrow Agreement"). On the closing of the Financing, proceeds of $350,000 were released to the Company and the remaining proceeds were held in escrow (the "Retained Proceeds"). As provided in the Escrow Agreement, the Retained Proceeds will be disbursed as directed by the representative of the holders of the Notes, or, upon request of the Company, after reducing its liabilities, existing as of June 18, 2002, through negotiation with creditors. The Retained Proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. In this respect, in each of September 2002 and November 2002, $275,000 was released from escrow leaving a balance of $300,000 at December 31, 2002.

      The July Notes issued in the July Financing, together with the $2,000,000 of the 7% Notes issued in the Company's-private placement of notes and warrants in January 2002, are secured by substantially all of the assets of the Company. The security interest with respect to the July Notes are senior in right to the security interest created with respect to the 7% Notes.

      The January 2002 financing triggered anti-dilution provisions affecting the conversion price of the Company's Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants. The July 2002 Financing also triggered anti-dilution provisions as to such securities as well as in respect to the 7% Notes.

      The Company has an available line of credit with a commercial bank in the amount of $165,000 personally guaranteed by two officers of the Company. Interest rate is calculated at 1% over prime. The Bank's interest rate at December 31, 2002 was 5.25%. Interest expense for the year ended December 31, 2002 was $7,000. As of December 31, 2002, $88,000 was outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases and other commitments

      The Company has several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from 2 to 3 years. Also, during 2002, the Company assumed a lease for new office space in connection with the acquisition of BacTech. The new lease expires in 2008.

      Future minimum rental commitments under non-cancelable leases as of December 31, 2002 are as follows (in thousands):

                                                           Capital   Operating
               Year Ending December 31,                     leases     leases
               ------------------------                     -------   ---------

      2003 .............................................      $109      $109
      2004 .............................................        --       114
      2005 .............................................        --       118
      2006 .............................................        --       121
      2007 .............................................        --       125
      Thereafter .......................................        --        21
                                                              ----      ----
      Total ............................................      $109      $608
                                                              ====      ====
      Less: amounts representing interest ..............        --        --
      Less: current maturities .........................       109        --
                                                              ----      ----
      Long-term capital lease obligations ..............      $ --      $608
                                                              ====      ====

Employment agreements

      The Company maintains employment agreements with three of its officers. These employment agreements provide for (i) minimum aggregate annual base salaries of $505,000 and (ii) minimum bonuses totaling $50,000 for each year of employment of these three individuals. The bonuses were waived for 2002.

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

      In March 2001, a former employee commenced a civil action against the Company and two members of its management in New York Supreme Court, New York County, seeking, among other things, compensatory damages in the amount of $1.0 million and additional punitive damages of $1.0 million for alleged defamation in connection with his termination, as well as a declaratory judgment concerning his alleged entitlement to stock options to purchase 5,000 shares of the Company's common stock. The Company subsequently filed a motion to dismiss, which was granted as to the defamation action on January 7, 2002. In December 2002, this action was settled for a cash payment of approximately $2,000.

      In December 2001, a former officer of the Company commenced a civil action against our company in New York Supreme Court New York County, seeking $85,000, plus liquidated damages, attorneys' fees and costs, for alleged bonuses owing to her. During the fourth quarter of 2002, this matter was settled for approximately $15,000.

NOTE 12. PREFERRED STOCK

      In April 1999, eB2B authorized 2,000 shares of Series A Convertible Preferred Stock ("Series A") with a par value of $.0001 per share, and issued 300 shares of Series A for $300,000. Each share of Series A is convertible into the number of shares of common stock by dividing the purchase price for the Series A by the conversion price in effect resulting in approximately 26,600 shares of Company common stock. The Series A have anti-dilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series A at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A are entitled to receive $1,000 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2002, 293 shares of Series A issued in April 1999 had been converted into 25,980 shares of Company common stock.

      In December 1999, eB2B authorized 4.0 million shares of Series B Convertible Preferred Stock ("Series B") with a par value of $.0001 per share, and issued approximately 3.3 million shares for $33.0 million in gross proceeds ($29.4 million in net proceeds), in a private placement conducted by eB2B. Each share of Series B is convertible into the number of shares of common stock that results from dividing the purchase price by the conversion price per share in effect, which resulted in 1,066,667 shares of Company common stock valued at $124.4 million based on the average quoted market price of DWeb's common stock in the three-day period before and after December 1, 1999, the date at which the parties signed the definitive merger agreement. As this value was significantly greater than the net proceeds received in the private placement of Series B preferred stock, the net proceeds received were allocated to the convertible feature and amortized as a deemed dividend on preferred stock, resulting in a corresponding charge to retained earnings and a credit to additional paid-in capital within stockholders' equity as of December 31, 1999. The Series B have anti-dilution provisions, which can change the conversion price in certain circumstances if additional securities were to be issued by the Company. The holders have the right to convert the shares of Series B at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series B are entitled to receive $10.00 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2002, 1,688,681 shares of Series B issued in December 1999 had been converted into 586,053 shares of Company common stock. At December 31, 2002, giving effect to anti-dilution adjustments, each share of Series B Preferred Stock was convertible into 1.63 shares of common stock.

      In the event the Company declares a cash dividend on the common stock, the Company will at the same time, declare a dividend to the Series A, B and C stockholders equal to the dividend which would have been payable if the Series A, B and C stock had been converted into common stock. The holders of the Series A, B and C are entitled to one vote for each share of the Company's common stock into which such share of Series A, B and C is then convertible. In addition, upon any liquidation of the Company, holders of shares of Series A and Series B shall be entitled to payment of the purchase price before distributions to any holder of the Company's common stock. Series C holders are entitled to a payment of the purchase price plus a 33% premium before and distributions to any holder of the Company's common stock.

      On September 28, 2001, the $7.5 million of Convertible Notes plus $131,000 in accrued interest were automatically converted into Series C preferred stock when the Company received the required consent from the holders of the Company's Series B preferred stock for the issuance of this new series. The Series C preferred stock is convertible into common stock on the same basis as the Convertible Notes. The Series C preferred stock has (i) full ratchet anti-dilution provisions until April 16, 2002 with weighted average anti-dilution protection thereafter, (ii) a liquidation preference and (iii) could be automatically converted by the Company in certain circumstances. As of December 31, 2002, giving effect to anti-dilution adjustments, each share of Series C Preferred Stock was convertible into 20.4 shares of common stock.

      The Private Warrants are exercisable for a period of two years from October 17, 2001.

      In connection with the closing of the Financing, the Company cancelled a $2,050,000 line of credit used in April 2001 (the "Line of Credit"), pursuant to which it had not borrowed any funds. In connection with the Line of Credit, the Company paid a cash fee amounting to $61,500 in consideration of the availability of the Line of Credit. In addition, the issuer of the Line of Credit was issued warrants to purchase 204,172 shares of Company common stock at $2.21 per share for a period of five years in consideration of the availability of such line (adjusted for subsequent anti-dilution events). These warrants were valued using the Black-Scholes option-pricing model at $549,000. The $61,500 cash fee paid and the non-cash amount related to the warrants of $549,000 were recorded as interest expense in the Company's statement of operations for the year ended December 31, 2001.

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

      In connection with the Company's acquisition of Bac-Tech, eB2B authorized 95,000 shares of Series D Convertible Preferred Stock ("Series D") with a par value of $0.001 per share and issued the 95,000 shares to the two stockholders of Bac-Tech with a value of $775,000. The Series D, inclusive of any accrued dividend, is automatically convertible into an aggregate of 333,334 shares of common stock. In November 2002, the Series D was converted into 333,334 shares of common stock.

NOTE 13. COMMON STOCK AND WARRANTS

      In 2001, the Company issued 398,738 shares of its common stock to settle vendor and severance obligations with the former officers of the Company The Company also issued 30,335 shares of its common stock in consideration for an interest payment of $85,000 on the Convertible Notes prior to the September 28, 2001 conversion to Series C preferred stock.

      On April 18, 2000, the number of shares of DWeb's common stock issuable under existing warrants agreements became warrants to purchase shares of the Company's common stock. As of December 31, 2002, 27,384, shares of common stock were issuable under such warrants.

      In 2000, the Company issued 20,000 warrants to purchase shares of Company common stock at an exercise price of $58.65 per share to a business partner, which vest in three equal installments, on each of the annual anniversary of the warrant agreement date (the "Business Partner Warrants"). The Business Partner Warrants have been valued at $900,000 using the Black-Scholes option pricing model and their value will be amortized ratably over three years. During the year ended December 31, 2001, the Company recognized business partner warrant expenses in the amount of $300,000, which have been classified as stock-based compensation expense in the Company's consolidated statement of operations. On January 1, 2002, the business partner forfeited the warrants and the unamortized value of $300,000 was relieved from unearned stock-based compensation and charged to additional paid-in capital.

      The assumptions used by the Company in determining the fair value of the above warrants were as follows: dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 80%, and expected life of 3 to 7 years depending on the actual life of the respective warrants.

      The following table summarizes the status of the above warrants at December 31, 2002:

                                              Warrants exercisable and outstanding
                                      ----------------------------------------------------
                                         Range of           Number        Weighted average
                                         exercise           of shares       remaining life
                                      price per share    (in thousands)      (in years)
                                      ---------------    --------------   ----------------

      Original Bridge Warrants             $ 0.10            8,935              3.8
      Merger & Advisory Warrants            31.05              124              1.8
      Credit  Line Warrants                  2.21              204              3.0
      Series C Investor Warrants             1.65            5,527              3.3
      Series C Agent Warrants -
         Preferred                           0.49            1,659              3.3
      Series C Agent Warrants -
         Common                              1.65              829              3.3
      December 2001 Bridge
         Warrants                            1.01              396              4.0
      January 2002 Investor
         Warrants                            1.85            1,229              2.0
      January 2002 Agent
         Warrants                            1.54              246              2.0
      Series B Investor Warrants             5.75            1,434              2.0
      Series B Agent Warrants                5.75            1,418              2.0
      Other                              0.20 - 58.65          377              4.3
                                                            ======
      Total....................                             22,378
                                                            ======

NOTE 14. STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock options plans

      The Company has stock-based compensation plans under which outside directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2000 Stock Option Plan (the "Plan"). All options outstanding under either eB2B's or DWeb's prior plans at the time of the Merger remained in effect, but the plans have been retired as of April 18, 2000, the date of the Merger. Stock options under the Company's 2000 stock option plan are generally granted with an exercise price equal to 100% of the market value of a share of common on the date of the grant, have 10 year terms and vest within 2 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the plan was approximately 667,000 shares at December 31, 2002. In January 2003, the Board of Directors approved an increase in the number of shares underlying the Plan to 8 million.

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

      The former Chief Executive Officer of the Company was granted options to purchase 88,667 shares of the Company's common stock at an exercise price of $31.05 per share. These options vested upon the completion of the Merger on April 18, 2000. In connection with such options, the Company recorded a one-time charge classified as stock-based compensation expense of approximately $8.8 million in the year ended December 31, 2001.

      The Company has adopted the disclosure requirements of SFAS No. 123 and, as permitted under SFAS 123, applies APB 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB 25 was approximately $2.0 million for the year ended December 31, 2001. No compensation expense for options was recorded during 2002. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                     Years ended December 31,
                                                     ------------------------
                                                       2002            2001
                                                     --------        --------
Net loss attributable to common stockholders
   As reported ..................................    $ (9,011)       $(73,494)
   Pro forma ....................................      (9,704)       $(76,288)
Net loss per common share - basic and diluted
   As reported ..................................       (4.67)       $ (58.88)
   Pro forma ....................................       (5.03)       $ (61.12)

       The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes pricing model with the following assumptions:

                                                       Years ended December 31,
                                                       ------------------------
Weighted-Average Assumptions                            2002             2001
----------------------------                           -------          -------
Dividend yield ...............................              0%               0%
Expected volatility ..........................             80%              80%
Risk-free interest rate ......................            2.2%             6.5%
Expected life ................................         3 years          3 years

      Presented below is a summary of the status of the Company employee and director stock options and the related transactions for the years ended December 31, 2002 and 2001:

                                                                Weighted Average
                                                    Shares      Exercise Price
                                                (in thousands)     Per Share
                                                --------------  ----------------
Options outstanding at December 31, 2000 .....       2,048           $0.78
   Granted/assumed (1) .......................       7,784            2.78
   Exercised .................................          81            2.69
   Forfeited/expired .........................       1,143            2.64
                                                     -----           -----
Options outstanding at December 31, 2001 .....       8,608            2.32
   Granted/assumed ...........................       3,283            0.21
   Exercised .................................          --              --
   Forfeited/expired .........................       8,039            2.32
                                                     -----           -----
Options outstanding at December 31, 2002 .....       3,852           $0.21
                                                     =====           =====

----------
(1)   Includes options converted in DWeb acquisition.

      The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

                                      Options Outstanding                     Options Exercisable
                         ---------------------------------------------     --------------------------
                                             Weighted-       Weighted-                      Weighted-
                                              Average         Average                        Average
          Range of         Outstanding       Remaining       Exercise        Exercisable     Exercise
      Exercise Prices    (in thousands)   Contractual Life     Price       (in thousands)     Price
      ---------------    --------------   ----------------   ---------     --------------   ---------

       $0.11 - $0.19          3,025            9.5               $0.12            625           $0.11
           $1.30                250            9.0               $1.30            250           $1.30
       $2.85 - $3.45            256            8.0               $3.45            256           $3.45
       $7.95 - $8.25            270            7.5               $8.10            270           $8.10
           $31.50                40            7.0              $31.50             40          $31.50
           $48.75                11            6.5              $48.75             11          $48.75

      As discussed in Note 4, in December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is adopting the provisions of SFAS No. 148 prospectively from January 1, 2003.

Defined contribution plan

      The Company has a defined contribution savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 20%, of their salary, subject to a maximum contribution of $11,000 of their gross wages, not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by the Company as determined by its Board of Directors. During the years ended December 31, 2002 and 2001, the Company has not made any contributions to the Plan.

NOTE 15. INCOME TAXES

      The components of the net deferred tax asset as of December 31, 2002 consists of the following (in thousands):

      Deferred tax assets:
      Net operating loss carryforwards ....................            $ 14,205
      Stock-based compensation ............................               8,200
      Other miscellaneous .................................                 600
                                                                       --------
                                                                         23,205
      Valuation allowance .................................             (23,205)
                                                                       --------
      Net deferred tax asset ..............................            $     --
                                                                       ========

      Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty on the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2002.

      As of December 31, 2002, the Company had approximately $35.5 million of net operating loss (NOL) carryforwards for federal income tax purposes. The NOL carryforwards expire in various years ranging from 2019 to 2022. During 2000, the Company may have experienced an ownership change as that term is defined in
Section 382 of the Internal Revenue Code. Under that section, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Therefore, the Company's pre-ownership change tax losses may be severely limited and may expire without being utilized.

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                       Year Ended December 31,
                                                      -------------------------
                                                        2002             2001
                                                      --------         --------
Federal income tax, at statutory rate ........        $ (3,064)        $(24,400)
State income tax, net of federal benefit .....            (721)          (2,100)
Non-deductible expenditures, including
  goodwill amortization and other ............           3,080           18,400
Change in valuation allowance ................             705            8,100
                                                      --------         --------
Income taxes, as recorded ....................        $     --         $     --
                                                      ========         ========

NOTE 16. RELATED PARTIES

      The Chief Operating Officer and a Managing Director of a securities firm that has in the past provided financial advisory services to the Company (the "Financial Advisor") are directors of the Company. In additional, until recently, a principal and Chief Executive Officer of the Financial Advisor was a director of the Company. For acting as a placement agent for the December 2001 and January 2002 financings, the Financial Advisor received a cash fee in the amount of $200,000 and was issued warrants to purchase 165,289 shares of Company common stock with an exercise price of $2.40 for a period of two years prior to adjustment for dilutive financings. These warrants were valued using the Black-Scholes option-pricing model at $180,900 assuming 80 percent volatility, a bond equivalent yield of 4.9%, and at a price of $2.40, prior to adjustment for dilutive financings. They are included on the accompanying condensed consolidated balance sheet as deferred financing fees and are being amortized and included as interest expense over the five-year life of the debt.

      The Company also paid its former Chairman of the Board of the Company $100,000 during the year ended December 31, 2002, to provide consulting services related to the restructuring of the Company's current business operations as well as to evaluate the Company's overall business strategies.

NOTE 17. SEGMENT REPORTING

      The Company had two reportable operating segments during 2001. The Company utilizes proprietary software to provide a technology platform for large buyers and large suppliers to transfer business documents via the Internet to their small and medium-sized trading partners. The Company also offered professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. The Company's transaction processing technology platform and professional services comprise one reportable segment defined as "transaction processing and related services." In addition during 2001, the Company designed and delivered custom technical education through delivery of custom computer and Internet-based on line training seminars. This second reportable segment, defined as "training and client educational services" during 2001, has been discontinued during 2002, as further discussed in Notes 1 and 3.

      The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's financial statements (in thousands):

                                                       Year ended December 31,
                                                       -----------------------
                                                           2002        2001
                                                         --------    --------
Revenue from external customers
   Transaction processing and related services .......   $  3,493    $  4,333
   Training and client educational services ..........      1,105       2,483
                                                         --------    --------
                                                         $  4,598    $  6,816
                                                         ========    ========

EBITDA (1)
   Transaction processing and related services .......   $ (1,692)   $ (8,108)
   Training and client educational services ..........       (608)        (15)
                                                         --------    --------
     EBITDA ..........................................     (2,300)     (8,123)
   Depreciation and amortization .....................     (4,021)    (13,716)
   Stock-related compensation ........................        (12)     (1,922)
   Interest, net .....................................       (601)     (3,031)
   Restructuring (charge) benefit ....................        655      (3,327)
   Impairment charge .................................     (2,732)    (43,375)
                                                         --------    --------
   Net Loss ..........................................   $ (9,011)   $(73,494)
                                                         ========    ========
Identifiable assets
   Transaction processing and related services .......   $  2,050    $  8,030
   Training and client educational services ..........         --         818
   Corporate, mainly goodwill and other intangibles ..         --       2,637
                                                         --------    --------
                                                         $  2,050    $ 11,485
                                                         ========    ========
Capital expenditures, including product development
   Transaction processing and related services .......   $  1,217    $  2,253
   Training and client educational services ..........         --          38
                                                         --------    --------
                                                         $  1,217    $  2,291
                                                         ========    ========

(1) EBITDA is defined as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, (iv) stock-related compensation, (v) product development costs, and (vi) restructuring charges.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      On July 31, 2002, the Company engaged Miller, Ellin & Company, LLP as its independent accountants for the year ending December 31, 2002, and dismissed the former independent accountants, Deloitte & Touche LLP. The report of the former accountants for the year ended December 31, 2001, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

      During the most recent fiscal year and to the date hereof, there have been no disagreements between the Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

PART III

Item 9. Directors and Executive Officers of the Registrant

Executive officers and directors

The following table sets forth certain information regarding our directors and executive officers:

Name                        Age     Position
----                        ---     --------

Robert Priddy*              58      Chairman of the Board of Directors
Richard S. Cohan            50      Chief Executive Officer and President
Robert Bacchi               47      Chief Operating Officer
Michael Dodier              44      Executive Vice President - Sales
Steven Rabin                46      Chief Technology Officer
Stephen J. Warner*          61      Director
Harold S. Blue              40      Director
Thom Waye*                  39      Director

----------
* Member of Audit Committee

      Robert Priddy has been Chairman of the Board and a director of our company since January 2003. He is currently chairman and chief executive officer of RMC Capital, LLC. He was one of the four founding partners of ValuJet Airlines and served in a variety of executive positions for the airline through its merger with AirTran Airways in 1997. Mr. Priddy remains a Director of AirTran Airways, a New York Stock exchange company. Prior to that, Mr. Priddy served as President of Florida Gulf Airlines and Air Midwest, and was one of the three founders of Atlantic Southeast Airlines (ASA) as well as its chief financial officer.

      Richard S. Cohan joined our company in May 2001 as president and chief operating officer. In July 2001, he became chief executive officer of our company, and relinquished his position as chief operating officer. He has been a director since May 2002. Mr. Cohan served as senior vice president of CareInsite, a health information technology company (which merged with WebMD in September 2000), from June 1998 to January 2001. He was also president of The Health Information Network Company, an e-health consortium of major New York health insurers and associations of which CareInsite was the managing partner, from 1998 to 2001. Prior to joining CareInsite, Mr. Cohan spent 15 years at National Data Corporation, with various titles including executive vice president.

      Robert Bacchi joined our company in January 2002 as chief operating officer following our acquisition of Bac-Tech Systems, Inc., a privately-held New York City based e-commerce company. Mr. Bacchi founded Bac-Tech in 1981 and served as its President since such date.

      Michael Dodier joined our company in January 2002 as Executive Vice President - Sales following our acquisition of Bac-Tech. Mr. Dodier joined Bac-Tech in 1993 and served as its Executive Vice President-Sales since such date. Prior to that, Mr. Dodier was General Territory U.S. Sales Manager for Data General Corporation.

      Steven Rabin has served as our chief technology officer since November 2000 and currently serves on a part-time basis. Prior to joining our company, Mr. Rabin was the chief technology officer for InterWorld Corporation from May 1997 to September 2000. From February 1995 to May 1997, Mr. Rabin worked as chief technologist at Logility, Inc., a division of American Software Inc., a publicly held company, where he designed and developed a variety of supply chain management and business-to-business e-commerce solutions.

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

      Harold S. Blue has been a director of our company since May 2001. Mr. Blue is President of Commonwealth Associates Group Holdings and from 1993 to 2000, was Chairman and CEO of ProxyMed. During his career, Mr. Blue has founded and sold a pharmacy chain, a generic pharmaceutical distributor known as Best Generics, which was sold to IVAX, the largest generic drug manufacturer in the U.S., and a physician practice company. He was formerly a director of IVAX and is currently a director of Notify Corporation, and Commonwealth Associates Group Holdings.

      Thom Waye has been a director of our company since January 2003. Mr. Waye is Managing Director of Corporate Finance and Business Development at Commonwealth Associates. Mr. Waye has primary responsibility for originating Commonwealth's investment opportunities, private placements, and public offerings. Mr. Waye previously held various positions with American International Group's (AIG) Financial Services companies, as well as led Motorola's and Unisys' New York based Financial Services Marketing efforts.

      All of the above directors will hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All of the above executive officers serve at the discretion of our board of directors.

      Commonwealth Associates, L.P. currently has the right to designate two members of our board of directors, and has designated Harold S. Blue and Thom Waye. The holders of our Series B preferred stock, voting as a class, have the right to designate one member of our board of directors, and have no designee at this time. When the holders of the Series B preferred stock no longer have the right to designate a director, Commonwealth shall receive the right to designate such member. Commonwealth's right to designate this third member of the board and one of its two other designees shall expire when the Series C preferred stock has converted into shares of common stock or there is otherwise less than 20% of the originally issued shares of Series C preferred stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports with respect to transactions during our year ended December 31, 2002, except as follows: 1) Commonwealth Associates, L.P. filed one late Form 4 relating to the receipt of warrants as placement agent compensation for a January 2002 transaction; 2) Robert Priddy filed four late Form 4s relating to purchases of convertible notes; and 3) one late Form 4 was filed by Michael Dodier to report the automatic conversion of preferred stock to common stock.

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

Item 10. Executive Compensation

      The following table provides information concerning the annual and long-term compensation earned or paid to our chief executive officer and to each of our most highly compensated named executive officers other than the chief executive officer, whose compensation exceeded $100,000 during 2002.

                                   Annual Compensation    Long-Term Compensation
                                   -------------------    ----------------------
       Name and                                            Number of Securities
  Principal Position        Year    Salary       Bonus    Underlying Options (#)
  ------------------        ----    ------       -----    ----------------------

Richard S. Cohan
Chief Executive Officer     2002    $201,068    $40,000          1,150,000
and President               2001    $114,086     $8,333            200,000

Robert Bacchi
Chief Operating Officer     2002    $151,104         --            633,333

Michael Dodier
Executive Vice
President Sales             2002    $152,349         --            333,333

                              Option Grants in 2002

         The following table provides information concerning individual grants of stock options made during 2002 to each of our named executive officers.

                                                                                    Exercise or
                            Number of Securities      Percent of Total Options      Base Price      Expiration
         Name              Underlying Options (#)   Granted to Employees in 2002   ($ per share)       Date
         ----              ----------------------   ----------------------------   -------------    ----------

Richard S. Cohan                  350,000                       14.8%                  $1.30      February 2012
                                  800,000                       33.8%                  $0.11      June 2012

Robert Bacchi                      33,333                       1.4%                   $2.85      January 2012
                                  600,000                       25.4%                  $0.11      June 2012

Michael Dodier                     33,333                       1.4%                   $2.85      January 2012
                                  300,000                       12.7%                  $0.11      June 2012

             Aggregated Option Exercises in 2002 and Year End Values

         The following table provides information concerning the value of unexercised options owned by each of our named executive officers at December 31, 2002. No stock options were exercised in 2002.

                                 Number of Securities                Value of Unexercised
                                  Underlying Options                In-the-Money Options (1)
      Name                  Exercisable      Unexercisable       Exercisable       Unexercisable
      ----                  -----------      -------------       -----------       -------------

Richard S. Cohan             652,779           730,555                0                  0

Robert Bacchi                322,222           311,111                0                  0

Michael Dodier               172,222           161,111                0                  0

(1) Based on closing price of our common stock as reported on Nasdaq on December 31, 2002.

Employment Agreements

      Our company and Richard S. Cohan, our chief executive officer and president, are parties to an employment agreement, dated May 4, 2001. The initial term of the agreement expires on May 3, 2004, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $175,000 with a minimum annual bonus of $50,000. In 2002, the Board of Directors increased Mr. Cohan's annual salary to $250,000 and changed the minimum guaranteed bonus to a contingent bonus of up to 50% of base salary dependent upon the achievement of certain defined operating parameters. Mr. Cohan was also granted options to purchase 133,334 shares of common stock pursuant to our amended 2000 stock option plan. In the event Mr. Cohan's employment is terminated, for reason other than "cause" (as defined in the agreement), including the resignation of Mr. Cohan for good reason, the termination of Mr. Cohan's employment for our own convenience or upon Mr. Cohan's death or disability, the agreement provides that we are required to pay Mr. Cohan an amount equal to his annual base salary and bonus for a period of six months following the date of the event that resulted in the termination of employment and his options shall accelerate and immediately vest as provided in the agreement.

      In connection with the acquisition of their company Bac-Tech Systems, Inc., our company entered into employment agreements, dated January 2, 2002, with each of Robert Bacchi and Michael Dodier pursuant to which they were employed as our chief operating officer and executive vice president-sales, respectively. The initial term of the agreements expires on January 1, 2005, but the agreements automatically renew for successive one-year terms unless terminated by either party prior to renewal. The employment agreements each provide for an annual base salary of $165,000. Messrs. Bacchi and Dodier were each also granted options to purchase 33,334 shares of common stock pursuant to our amended 2000 stock option plan. In the event the employment of Mr. Bacchi or Mr. Dodier is terminated by us during the first year for reasons other than "cause" (as defined in the agreements), including termination of employment for our convenience, we are required to pay the terminated employee an amount equal to his annual base salary for the remainder of the year plus an additional six months. If either employee is terminated without cause or for our convenience after the first year or in the event of their respective deaths or disabilities at any time, he or his estate would be entitled to his base salary for a period of six months from termination.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table shows the common stock owned by our current directors and named executive officers, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of December 31, 2002 and all of our current directors and executive officers as a group. Included as shares beneficially owned are shares of convertible preferred stock, which preferred shares have the equivalent voting rights of the underlying common shares. Such preferred shares are included to the extent of the number of underlying shares of common stock. Also included are shares of common stock underlying convertible notes.

                                            Beneficial        Percent of              Percent of
Name and Address                           Ownership of         Common               Common Stock
of Beneficial Owner (1)                  Capital Stock (2)    Stock (3)        On a Fully Diluted Basis (4)
-----------------------                  -----------------    ---------        ----------------------------

Steven Rabin                                  13,376 (5)             *                    *
Michael S. Falk (6)                               ** (7)            **                   **
Timothy P. Flynn (8)                              ** (9)            **                   **
Richard S. Cohan                             244,648 (10)          8.0%                 1.9%
Stephen J. Warner (11)                            ** (12)           **                  8.4%
Harold S. Blue (13)                               ** (14)           **                    *
Commonwealth Associates LP (15)                   ** (16)           **                   **
Robert Priddy (17)                        15,403,171 (18)         84.5%                19.6%
Robert Bachhi                                454,160 (19)         15.0%                 1.4%
Michael Dodier                               454,160 (20)         15.0%                   *
Thom Waye (21)                                    ** (22)            *                    *
Edmund H. Shea, Jr. (23)                          ** (24)           **                   **
Jacob Safier (25)                                 ** (26)           **                   **
All directors and officers as a group
  (8 persons)                                     ** (27)           **                   **

----------
*  Less than 1%

** In the process of being determined

(1) The address of each person who is a 5% holder, except as otherwise noted, is c/o eB2B Commerce, Inc., 665 Broadway, New York, New York 10012.

(2) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. Includes ownership of only those options and warrants that are exercisable within 60 days of December 31, 2002.

(3) The ownership percentages in this column for each person listed in this table are calculated assuming the exercise of all options and warrants held by such person exercisable within 60 days of the date of December 31, 2002 and conversion of all convertible notes held by such person convertible within such time period and giving effect to the shares of common stock held by such person.

(4) The ownership percentages in this column are calculated for each person listed in this table on a fully diluted basis, assuming the exercise of all options (regardless if exercisable within 60 days) and warrants, held by such person and all of our other securityholders and conversion of all preferred stock and convertible notes held by such person and all of our other securityholders.

(5) Includes 10,042 shares underlying options and 3,334 shares of restricted stock.

(6) The address of Mr. Falk is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(7) In addition to the aggregate of _________ shares beneficially owned by Commonwealth Associates L.P., which may be deemed to be beneficially owned by Mr. Falk, Mr. Falk's holdings include 12,056 shares of common stock, and the right to acquire (i) _______ shares underlying warrants and options, (ii) ______ shares underlying convertible preferred stock. In his capacity as chairman and controlling equity owner of Commonwealth Associates Management Corp., Mr. Falk shares voting and dispositive power with respect to the securities beneficially owned by Commonwealth Associates L.P. and may be deemed to be the beneficial owner of such securities. In addition, Mr. Falk (i) as sole member of the general partner of ComVest Venture Partners, LP, Mr. Falk may be deemed to own the _______ shares underlying warrants owned by such entity, and (ii) as a manager and principal member of ComVest Capital Partners, LLC, Mr. Falk may be deemed to beneficially own the _______ shares beneficially owned by such entity, which is inclusive of _______ shares underlying warrants and ______ underlying convertible preferred stock. With respect to the entities mentioned in this note, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to such entities' shares and may therefore be deemed to be the beneficial owner of such securities.

(8) The address of Mr. Flynn is c/o Flynn Gallagher Associates, 3291 North Buffalo Drive, Las Vegas, Nevada 89129.

(9)   Includes (i) _______ shares underlying convertible preferred stock and
      (ii) _______ shares underlying warrants.

(10) Includes 3,447 shares of common stock and (i) 185,645 shares underlying convertible notes and (ii) 55,556 shares underlying options.

(11) The address of Mr. Warner is One N. Clematis Street, West Palm Beach, Florida 33401.

(12) Includes _______ shares underlying convertible preferred stock, _______ shares underlying convertible notes and _______ shares underlying warrants owned by Alpine Venture Capital Partners L.P. Mr. Warner is the chief executive officer of Crossbow Ventures Inc., the management company for Alpine Venture Capital Partners L.P.

(13) The address of Mr. Blue is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(14) Includes _____ shares underlying convertible preferred stock and ______ shares underlying warrants.

(15) The address of Commonwealth Associates, L.P. is 830 Third Avenue, New York, New York 10022.

(16) Commonwealth Associates, L.P.'s holding includes _____ shares underlying convertible preferred stock and _________ shares underlying warrants and unit purchase options. The address for ComVest Capital Management LLC is 830 Third Avenue, New York, New York 10022.

(17) The address of Mr. Priddy is 3291 Buffalo Drive, Suite 8, Las Vegas, Nevada 89129.

(18) Mr. Priddy may be deemed to be the beneficially owner of (i) 4,161,101 shares of common stock beneficially owned by RMC Capital, LLC ("RMC"), of which Mr. Priddy is a manager and principal member, (ii) 2,232,943 shares of common stock underlying warrants, (iii) 222,088 shares of common stock underlying convertible preferred stock, and (iv) 8,787,139 shares of common stock underlying convertible notes. RMC's beneficial holdings include 8,342 shares of common stock and 4,152,659 shares of common stock underlying convertible preferred stock.

(19) In addition to 257,404 shares of common stock (including 80,000 shares owned by family members) includes (i) 185,645 shares underlying convertible notes and (ii) 11,111 shares underlying options.

(20) In addition to 257,404 shares of common stock (including 106,667 shares owned by family members) includes 185,645 shares underlying convertible notes and (ii) 11,111 shares underlying options.

(21) The address of Mr. Waye is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(22)  Includes ______________.

(23)  The address of Mr. Shea is 655 Brea Canyon Road, Walnut, California 91789.

(24)  Includes ______________.

(25) The address of Mr. Shafier is One State Street Plaza, New York, New York 10004.

(26)  Includes ______________.

(27)  Includes ______________.

Item 12. Certain Relationships and Related Transactions

      In April and May 2001, we issued to Commonwealth Associates, L.P. (and its designees), for providing services as the placement agent in a private placement of convertible notes and warrants, five year "agents options" to purchase Series C preferred stock, convertible into an aggregate of 125,000 shares of our common stock at an exercise price of $7.50 and warrants to purchase 125,000 shares of our common stock at an exercise price of $13.95 per share. We also paid Commonwealth a fee of $637,500 plus reimbursement of its expenses in connection with such services.

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

      Commonwealth currently beneficially owns a significant amount of our voting securities, and currently has two designees on our Board of Directors.

Item 13. Exhibits and Reports on Form 8-K

Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and between eB2B Commerce, Inc. and DynamicWeb Enterprises, Inc., dated December 1, 1999, and as amended, dated February 29, 2000 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 filed with the Registrant's
           Registration Statement on Form S-4 filed on January 24, 2000 and amended on March 20, 2000 ("Form S-4")).
2.2 Agreement and Plan of Merger by and between eB2B Commerce, Inc., Netlan Merger Corporation and Netlan Enterprises, Inc., dated February 22, 2000 (incorporated by reference to Exhibit 2.5 filed with the Registrant's Form S-4).
2.3 Agreement and Plan of Merger among eB2B Commerce, Inc., Bac-Tech Systems, Inc., Robert Bacchi and Michael Dodier, dated as of
           January 2, 2002 (incorporated by reference to Exhibit 2.1 as filed with the Registrant's Form 8-K, dated January 2, 2002).
3.1 Certificate of Incorporation, as filed with the Secretary of State of New Jersey on August 7, 1979 together with subsequently filed Amendments and Restatements through April 2001, inclusive of terms and designations for Series A and Series B preferred stock (incorporated by reference to Exhibits 3.1.1 through Exhibit 3.1.13 filed with the Registrant's Form S-4) and Amendments filed from May 2001 through January 2002, inclusive of terms and designations of Series C and Series D preferred stock (incorporated by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 ("2001 Form 10-KSB")).
3.2 Bylaws adopted August 7, 1979 including all subsequently filed Amendments and Restatements (incorporated by reference to Exhibit
           3.2.1 through Exhibit 3.2.4 filed with the Registrant's Form S-4).
10.1 Employment Agreement between Richard S. Cohan and eB2B Commerce, Inc., dated effective as of May 4, 2001 (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2).
10.2 Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2) and schedule related thereto (incorporated by reference to Exhibit 10.5 filed with the Registrant's 2001 Form 10-KSB.
10.3 Form of Unit Subscription Agreement relating to Series B preferred stock and warrants (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2) and schedule related thereto (incorporated by reference to Exhibit 10.6 as filed with the Registrant's 2001 Form 10-KSB).
10.4 Form of Unit Subscription Agreement relating to convertible notes and warrants issued in April/May 2001 (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2) and schedule related thereto (incorporated by reference to
           Exhibit 10.7 as filed with the Registrant's 2001 Form 10-KSB).
10.5 Form of Unit subscription relating to convertible notes and warrants issued in December 2001 and schedule related thereto (incorporated by reference to Exhibit 10.8 as filed with the Registrant's 2001 Form 10-KSB).
10.6 Form of Unit Subscription Agreement relating to convertible notes and warrants issued in January 2002 and schedule related thereto (incorporated by reference to Exhibit 10.9 as filed with the Registrant's 2001 Form 10-KSB).

10.7       Form of 7% Senior Subordinated Secured Convertible Note
           (incorporated by reference to Exhibit 10.10 as filed with the Registrant's 2001 Form 10-KSB).
10.8 Software License Agreement between InterWorld Corporation and eChannel Ventures Inc., dated December 11, 1998, Addendum thereto dated September 30, 1999, Letter Agreement amending the Addendum, dated February 21, 2001, Amendment No. 1, dated April 12, 2001 and Amendment No. 2, dated December 24, 2001(incorporated by reference to Exhibit 10.11 as filed with the Registrant's 2001 Form 10-KSB).
10.9 eB2B Commerce, Inc. 2000 Stock Option Plan, as amended through January 16, 2003.
10.10      Promissory Note, dated January 2, 2002, issued by eB2B Commerce,
           Inc. in favor of Robert Bacchi (incorporated by reference to Exhibit 10.1 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.11      Promissory Note, dated January 2, 2002, issued by eB2B Commerce,
           Inc. in favor of Michael Dodier (incorporated by reference to Exhibit 10.2 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.12      Security Agreement dated January 2, 2002, between eB2B Commerce,
           Inc. and each of Robert Bacchi and Michael Dodier (incorporated by reference to Exhibit 10.3 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.13 Registration Rights Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and each of Robert Bacchi and Michael Dodier (incorporated by reference to Exhibit 10.4 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.14 Employment Agreement, dated January 2, 2002, between eB2B Commerce, Inc., and Robert Bacchi (incorporated by reference to Exhibit 10.5 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.15 Employment Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Michael Dodier (incorporated by reference to Exhibit 10.6 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.16 Non-Competition Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Robert Bacchi (incorporated by reference to
           Exhibit 10.7 as filed with Registrant's Form 8-K, dated January 2,
           2002).
10.17 Non-Competition Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Michael Dodier (incorporated by reference to
           Exhibit 10.8 as filed with Registrant's Form 8-K, dated January 2,
           2002).
10.18 Form of Subscription Agreement relating to promissory notes issued in each of July 2002, September 2002, and November 2002 and schedule related thereto.
10.19 Form of 7% Senior Subordinated Secured Promissory Note issued each as of July 15, 2002, September 11, 2002, and November 4, 2002 and schedule related thereto.
10.20 General Security Agreement, dated July 11, 2002, between eB2B Commerce, Inc. and Robert Priddy, as Investor Representative.
99.1       Certification pursuant to 18 U.S.C. S1350 as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

      During the fourth quarter of 2002, we filed two Form 8-Ks as follows: 1) On October 24, 2002, we filed a Form 8-K to report the discontinuation of our training and client education services business and 2) on November 7, 2002, we filed a Form 8-K to report the release of funds from escrow.

Item 14. Controls and Procedures.

      Our principal executive and financial officer has concluded, based on his evaluation as of a date within 90 days before the filing of this Form 10-KSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2003                      eB2B Commerce, Inc.

                                    By:     /s/ Richard S. Cohan
                                            ----------------------------
                                            Richard S. Cohan
                                            Chief Executive Officer & President
                                            (Principal Executive,
                                            Financial and Accounting Officer)


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 15, 2003                      By      /s/ Richard S. Cohan
                                            --------------------
                                                Richard S. Cohan
                                                Director

April 15, 2003                      By:
                                            -----------------
                                                Robert Priddy
                                                Director

April 15, 2003                      By:     /s/ Harold S. Blue
                                            ------------------
                                                Harold S. Blue
                                                Director

April 15, 2003                      By:     /s/ Thom Waye
                                            -------------
                                                Thom Waye
                                                Director

April 15, 2003                      By:     /s/ Stephen J. Warner
                                            ---------------------
                                                Stephen J. Warner
                                                Director

                                 CERTIFICATIONS

I, Richard S. Cohan, certify that:

1.    I have reviewed this annual report on Form 10-KSB of eB2B Commerce, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not here were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003


                                            /s/ Richard S. Cohan
                                            -----------------------------------
                                            Richard S. Cohan
                                            Chief Executive Officer and
                                            President (Principal Executive and
                                            Financial Officer)