Form 10KSB/A
period 2002-12-31
EB2B COMMERCE INC /NY/
filed 2003-04-22
CIK 317788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM          TO
                                                       --------    ---------

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

       Transitional Small Business Disclosure Format: Yes |_| No |X|

     This Amendment No. 1 to our Annual Report on Form 10-KSB is being filed to amend and restate Item 11 thereto as follows:

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




                                                       Beneficial                                        Percent of
Name and Address                                      Ownership of             Percent of               Common Stock
of  Beneficial Owner (1)                           Capital Stock (2)        Common Stock (3)    On a Fully Diluted Basis (4)
------------------------                           -----------------        ----------------    ----------------------------


Steven Rabin                                           13,376   (5)                *                         *
Michael S. Falk (6)                                 9,024,581   (7)             76.2%                     11.4%
Timothy P. Flynn (8)                                1,024,544   (9)             26.6%                      1.3%
Richard S. Cohan                                      289,093   (10)             9.3%                      1.9%
Stephen J. Warner (11)                             11,246,086   (12)            80.0%                     14.2%
Harold S. Blue (13)                                    41,432   (14)             1.4%                        *
Commonwealth Associates LP (15)                     2,248,856   (16)            44.6%                      2.8%
Robert Priddy (17)                                 15,403,171   (18)            84.5%                     19.4%
Robert Bacchi                                         454,160   (19)            15.0%                      1.4%
Michael Dodier                                        454,160   (20)            15.0%                        *
Thom Waye (21)                                         22,710   (22)               *                         *
J.F Shea Co., Inc. (23)                             9,072,486   (24)            76.3%                     11.4%
Jacob Safier (25)                                   7,667,051   (26)            73.1%                      9.7%
Comvest Capital Partners, LLC (27)                  4,776,425   (28)            62.8%                      6.0%
Bruce J. Haber (29)                                   191,201   (30)             6.3%                      1.3%
All directors and officers as a group
(8 persons)                                         27,924,188  (31)            92.4%                     35.2%


----------
*  Less than 1%


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

(6) The address of Mr. Falk is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(7) In addition to the aggregate of 2,248,856 shares beneficially owned by Commonwealth Associates L.P., which may be deemed to be beneficially owned by Mr. Falk, Mr. Falk's holdings include 12,056 shares of common stock, and the right to acquire (i) 1,748,434 shares underlying warrants, and (ii) 34,638 shares underlying convertible preferred stock. In his capacity as chairman and controlling equity owner of Commonwealth Associates Management Corp., Mr. Falk shares voting and dispositive power with respect to the securities beneficially owned by Commonwealth Associates L.P. and may be deemed to be the beneficial owner of such securities. In addition, (i) as sole member of the general partner of ComVest Venture Partners, LP, Mr. Falk may be deemed to own the 204,172 shares underlying warrants owned by such entity, and (ii) as a manager and principal member of ComVest Capital Partners, LLC, Mr. Falk may be deemed to beneficially own the 4,776,425 shares beneficially owned by such entity. With respect to the entities mentioned in this note, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to such entities' shares and may therefore be deemed to be the beneficial owner of such securities.

(8) The address of Mr. Flynn is c/o Flynn Gallagher Associates, 3291 North Buffalo Drive, Las Vegas, Nevada 89129.

(9) Includes 1,015 shares of common stock and (i) 687,947 shares underlying convertible preferred stock and (ii) 335,582 shares underlying warrants.

(10) Includes 3,447 shares of common stock and (i) 185,645 shares underlying convertible notes and (ii) 100,001 shares underlying options.

(11) The address of Mr. Warner is One N. Clematis Street, West Palm Beach, Florida 33401.

(12) Includes 5,422 shares of common stock and (i) 2,697,900 shares underlying convertible preferred stock, 7,178,228 shares underlying convertible notes and 1,364,536 shares underlying warrants owned by Alpine Venture Capital Partners L.P. Mr. Warner is the chief executive officer of Crossbow Ventures Inc., the management company for Alpine Venture Capital Partners L.P.

(13) The address of Mr. Blue is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(14) Includes 8,150 shares underlying convertible preferred stock and 33,282 shares underlying warrants.

(15) The address of Commonwealth Associates, L.P. is 830 Third Avenue, New York, New York 10022.

(16) In addition to 26,341 shares of common stock, Commonwealth Associates, L.P.'s holding includes 8,069 shares underlying convertible preferred stock and 2,214,446 shares underlying warrants and unit purchase options. The address for ComVest Capital Management LLC is 830 Third Avenue, New York, New York 10022.

(17) The address of Mr. Priddy is 3291 Buffalo Drive, Suite 8, Las Vegas, Nevada 89129.

(18) Mr. Priddy may be deemed to be the beneficially owner of (i) 4,161,001 shares of common stock beneficially owned by RMC Capital, LLC ("RMC"), of which Mr. Priddy is a manager and principal member, (ii) 2,232,943 shares of common stock underlying warrants, (iii) 222,088 shares of common stock underlying convertible preferred stock, and (iv) 8,787,139 shares of common stock underlying convertible notes. RMC's beneficial holdings include 8,342 shares of common stock and 4,152,659 shares of common stock underlying convertible preferred stock.

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

(21) The address of Mr. Waye is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.

(22) Includes 317 shares of common stock and (i) 489 shares underlying convertible preferred stock and (ii) 21,904 shares underlying warrants.

(23) The address of J.F. Shea Co., Inc is 655 Brea Canyon Road, Walnut, California 91789.

(24) Includes 4,171 shares of common stock and (i) 2,081,426 shares underlying convertible preferred stock, (ii) 5,816,859 shares underlying convertible notes and 1,170,030 shares underlying warrants. The Company believes that John Shea, as president, and Edmund Shea and Peter Shea, as vice-presidents, each share voting and investment power over these securities.

(25) The address of Mr. Safier is One State Street Plaza, New York, New York 10004.

(26) In addition to the 5,631,649 shares beneficially owned by Chesed Congregations of America, which may be deemed to be beneficially owned by Mr. Safier, Mr. Safier's holdings include 1,015 shares of common stock and the right to acquire (i) 518,834 shares underlying convertible preferred stock, (ii) 1,250,015 shares underlying convertible notes and
       (iii) 265,538 shares underlying warrants. As President of Chesed Congregations of America, Mr. Safier may be deemed to be the beneficial owner of the securities beneficially owned by that entity, as follows:
       3,024 shares of common stock and the right to acquire (i) 1,504,602 shares underlying convertible preferred stock, (ii) 3,353,967 shares underlying convertible notes and (iii) 770,056 shares underlying warrants.

(27) The address of Comvest Capital Partners, LLC is 830 Third Avenue, New York, New York 10022.

(28) Includes 3,242,387 shares underlying warrants, 48,900 shares underlying convertible preferred stock and 1,485,138 shares underlying convertible notes.

(29) The address of Mr. Haber is c/o BJH Management, LLC, 145 Huguenot Street, New Rochelle, New York 10801.

(30) Includes (i) 185,645 shares underlying convertible notes and (ii) 5,556 shares underlying options.

(31) Includes 535,670 shares of common stock and (i) 132,265 shares underlying options, (ii) 7,081,286 shares underlying convertible preferred stock,
       (iii) 16,522,302 shares underlying convertible notes and (iv) 3,652,665 shares underlying warrants.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our compensation plans as of December 31, 2002.


------------------------------------ -------------------------- ------------------------------ ------------------------------

                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO    WEIGHTED- AVERAGE EXERCISE        FUTURE ISSUANCE UNDER
                                      BE ISSUED UPON EXERCISE             PRICE OF               EQUITY COMPENSATION PLANS
                                      OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A) )
                                                (A)                          (B)                            (C)
------------------------------------ -------------------------- ------------------------------ ------------------------------
------------------------------------ -------------------------- ------------------------------ ------------------------------

Equity compensation plans approved
by security holders...                     3,851,826 (1)                    .895                       4,148,174 (1)

------------------------------------ -------------------------- ------------------------------ ------------------------------
------------------------------------ -------------------------- ------------------------------ ------------------------------

Equity compensation plans not
approved by security holders...                 -0-                          N/A                            N/A

------------------------------------ -------------------------- ------------------------------ ------------------------------
------------------------------------ -------------------------- ------------------------------ ------------------------------

              Total...                     3,851,826 (1)                    .895                       4,148,174 (1)

------------------------------------ -------------------------- ------------------------------ ------------------------------


(1) Subject to receipt of shareholder approval to increase the number of shares available under our 2000 Stock Option Plan to 8,000,000, which shareholder approval is not expected to be obtained within the next 60 days.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

99.1  Certification  pursuant  to 18 U.S.C.  S1350 as adopted  pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2003                   eB2B Commerce, Inc.

                                  By: /s/ Richard S. Cohan
                                     ----------------------
                                     Richard S. Cohan
                                     Chief Executive Officer & President

                                 CERTIFICATIONS

I, Richard S. Cohan, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of eB2B Commerce, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 22, 2003               /s/ Richard S. Cohan
                                     ----------------------
                                      Richard S. Cohan
                                      Chief Executive Officer and President
                                     (Principal Executive and Financial Officer)