Form 10KSB
period 2003-03-31
EB2B COMMERCE INC /NY/
filed 2003-05-20
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

                                  665 BROADWAY
                               NEW YORK, NY 10012
                       ----------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 477-1700
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of March 31, 2003, there were 3,157,431 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               eB2B COMMERCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  March 31, 2003
                                                                  --------------
                                                                   (Unaudited)
                              ASSETS
Current Assets
   Cash and cash equivalents                                        $     228
   Accounts receivable, net of allowance of $162                          414
   Other current assets                                                    25
                                                                    ---------
          Total Current Assets

Property and equipment, net                                                31
Product development costs, net of accumulated
  amortization of $5,446                                                  395
Deferred financing costs, net of accumulated
  amortization of $116                                                    349
Other intangibles, net of accumulated amortization of $2,687              395
Other assets                                                               50
                                                                    ---------
             Total assets                                           $   1,887
                                                                    =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                 $   1,276
   Accrued expenses and other current liabilities                       1,671
   Current maturities of long-term debt                                 2,421
   Deferred revenue                                                       500
   Current liabilities of discontinued operations                         265
                                                                    ---------
          Total current liabilities                                     6,133
Long-term debt, less current maturities                                   388
                                                                    ---------
          Total liabilities                                             6,521
                                                                    ---------

Commitments and contingencies

Stockholders' Deficit
   Preferred stock, convertible Series A - $.0001 par value;
     2,000 shares authorized; 7 shares issued and outstanding              --

   Preferred stock, convertible Series B - $.0001 par value;
     4,000,000 shares authorized; 2,211,675 shares issued and
     outstanding                                                           --

   Preferred stock, convertible Series C - $.0001 par value;
     1,750,000 shares authorized; 732,875 shares issued and
     outstanding                                                           --

   Common stock - $.0001 par value; 200,000,000 shares
     authorized; 3,157,431 shares issued and outstanding                   --

   Additional paid-in capital                                         157,291
   Accumulated deficit                                               (161,925)
                                                                    ---------
          Total stockholders' deficit                                  (4,634)
                                                                    ---------
              Total liabilities and stockholders' deficit           $   1,887
                                                                    =========


     See accompanying notes to condensed consolidated financial statements.

                               eB2B COMMERCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three Months Ended
                                                                   March 31,
                                                          -----------------------
                                                              2003         2002
                                                          ----------   ----------

Revenue                                                   $    1,031   $    1,085
                                                          ----------   ----------

Costs and expenses:

Cost of revenue                                                  300          251
Marketing and selling (exclusive of stock based
  compensation expense of $0 and $75 for the three
  months ended March 31, 2003 and 2002, respectively)            125          147
Product development costs (exclusive of stock-based
  compensation expense of $0 and $2 for three months
  ended March 31, 2003 and 2002 respectively)                    128          345
General and administrative (exclusive of stock-based
  compensation expense of $0 and $4 for the three months
  ended March 31, 2003 and 2002, respectively)                   423        1,184
Amortization of other intangibles                                242          194
Depreciation                                                      42          549
Stock-based compensation expense                                  --           81
                                                          ----------   ----------

        Total costs and expenses                               1,260        2,751
                                                          ----------   ----------

Loss from continuing operations before other
  income expenses, net                                          (229)      (1,666)

Interest and other expenses, net                                (163)        (115)
                                                          ----------   ----------

Loss from continuing operations                                 (392)      (1,781)

Loss income from discontinued operations                         (23)         187
                                                          ----------   ----------

       Net loss                                           $     (415)  $   (1,594)
                                                          ==========   ==========

Loss per common share from continuing operations          $    (0.13)  $    (0.96)
Loss income per common share from discontinued
  operations                                                   (0.01)        0.10
                                                          ----------   ----------

Net loss per common share                                 $    (0.14)  $    (0.86)
                                                          ==========   ==========

Weighted average number of common shares
  outstanding                                              3,128,439    1,846,460
                                                          ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                               eB2B COMMERCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003         2002
                                                       -------      -------

Cash flows from operating activities:
  Loss from continuing operations                      $  (392)     $(1,781)
  Adjustments to reconcile loss from
   continuing operations to net cash used in
   operating activities
  Operating activities:
   Depreciation and amortization                           412        1,088
   Stock-based compensation expense                         --           81
   Non-cash interest expense                               106           88
  Changes in operating assets and liabilities
   Accounts receivable                                     194          310
   Other current assets                                     29           14
   Accounts payable                                       (197)        (228)
   Accrued expenses and other liabilities                  (22)        (601)
   Deferred revenue                                       (240)         (44)
   Other liabilities                                        --          139
                                                       -------      -------

      Net cash used in operating activities               (110)        (934)
                                                       -------      -------

Cash flows from investing activities:
  Acquisition of Bac-Tech Systems, Inc., net                --         (198)
  Purchases of property and equipment                       --          (13)
  Product development expenditures                         (91)        (123)
                                                       -------      -------

      Net cash used in investing activities                (91)        (334)
                                                       -------      -------

Cash flows from financing activities:
  Payments of borrowings                                    (9)          --
  Payments of capital lease obligations                     --          (34)
                                                       -------      -------

      Net cash used in financing activities                 (9)         (34)
                                                       -------      -------

Net cash used in continuing operations                    (210)      (1,302)
                                                       -------      -------

Net cash used in discontinued operations                   (23)        (104)
                                                       -------      -------

Net change in cash and cash equivalents                   (233)      (1,406)
Cash and cash equivalents - beginning of
   period                                                  461        2,240
                                                       -------      -------
Cash and equivalents - end of period                   $   228      $   834
                                                       =======      =======

Supplemental disclosure of cash flow
   information:
  Cash paid during the year for interest               $     2      $    --
  Non-cash investing and financing
   activities:
   Remeasurement of settlement obligation                    4           --
  Common and preferred stock issued in
   connection with acquisition                              --        1,240
  Issuance of warrants with convertible debt                --          750
  Issuance of long-term note in connection
   with acquisition                                         --          458
  Beneficial conversion with issuance of
   convertible debt                                         --          512

See accompanying notes to condensed consolidated financial statements.

eB2B COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND LIQUIDITY PLANS

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

     To ensure the success of the Company, and to address the continuing loss and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures commencing in 2001. Management is currently prepared to take the following actions:


o Additional cost reduction measures, which Management believes will further reduce annual salaries, benefits or other operating expenses by approximately $360,000.

o Raise additional capital, for which there can be no assurance of obtaining, to fund the Company's internal growth, and to sustain the Company if positive cash flow from operations is not generated, or if there are unanticipated expenses.

o     Continue to pursue negotiations with its remaining unsecured creditors.

o Investigate potential transactions involving the sale or merger of the Company.

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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

      In January 2002, the Company completed a fifteen for one reverse stock split. All shares and per share amounts have been adjusted to reflect this reverse stock split.

NOTE 3. DISCONTINUED OPERATIONS

     In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2003 and 2002, the Company's discontinued operations contributed net sales of $0 and $531,000, respectively. As of March 31, 2003, there were no assets relating to this segment, and only the liabilities appear on the Company's balance sheet.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock-based compensation cost is reflected in 2003 net income, as no awards were granted during the three months ended March 31, 2003. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                            Three Months Ended
                                                                 March 31,
                                                             2003         2002
                                                          ---------     -------

Loss from continuing operations, as reported              $    (392)    $(1,781)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                              --        (421)
                                                          ---------     -------

Pro forma loss from continuing operations                 $    (392)    $(2,202)
                                                          =========     =======

(Loss) income from discontinued operations,
  as reported                                             $     (23)    $   187
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of tax                                                     --          --
                                                          ---------     -------

Pro forma loss from discontinued operations               $     (23)    $   187
                                                          =========     =======
Net loss, as reported                                     $    (415)    $(1,594)
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                          --        (421)
                                                          ---------     -------
Pro forma net loss                                        $    (415)    $(2,015)
                                                          =========     =======

Loss per share:
  Loss from continuing operations - as reported           $   (0.13)    $ (0.96)
                                                          =========     =======
  Loss from continuing operations - pro forma             $   (0.13)    $ (1.19)
                                                          =========     =======

  (Loss) income from discontinued operations
    - as reported                                         $   (0.01)    $  0.10
  (Loss) income from discontinued operations
    - pro forma                                           $   (0.01)    $  0.10
                                                          =========     =======
  Net loss - as reported                                  $   (0.14)    $ (0.86)
                                                          =========     =======
  Net loss - pro forma                                    $   (0.14)    $ (1.09)
                                                          =========     =======

NOTE 5. NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share has not been reflected since the assumed conversion of options, warrants and preferred shares would have been antidilutive. Had the Company reported net income at March 31, 2003 and 2002, options and warrants to purchase 26,229,826 and 8,974,053 common shares, and preferred shares or long term debt convertible into 50,437,000 and 8,188,480 common shares, respectively, would have been included in the computation of diluted earnings per common share, to the extent they were not antidilutive.

NOTE 6.  PRODUCT DEVELOPMENT

      Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires companies to capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software were expensed as incurred. The useful life assigned to capitalized product development costs should be based on the period such product is expected to provide future utility to the Company. As of March 31, 2003, capitalized product development costs, which have been classified as other assets in the Company's balance sheet, was $395,000. Total product development costs were approximately $128,000 and $345,000 as expensed, for the three-month periods ended March 31, 2003 and 2002, respectively.

NOTE 7.  LONG-TERM DEBT

      On March 27, 2003, the Company and the selling shareholders of Bac-Tech Systems, Inc. amended the $600,000 non-interest bearing promissory notes, whereby the $200,000 installment due to the selling shareholders of Bac-Tech Systems, Inc. due May 1, 2003 was deferred until July 1, 2005. The installments of $200,000 due on January 1, 2004 and January 1, 2005 remain unchanged.

      The Company is obligated to pay interest on its 5-year, 7%, senior subordinated secured convertible notes issued in January 2002 on a quarterly basis beginning March 2002, and each subsequent quarter thereafter, which interest payments have not been made. If the Company does not make these payments, or obtain waivers from the noteholders, the noteholders may pursue whatever legal remedies are available to them under the terms of the notes, which are secured by all of the assets of the Company. In view of the Company's cash position, it intends to seek waivers from these holders. There can be no assurance that such waivers can be obtained or that such holders will not declare a default of their entire indebtedness. Accordingly, such notes have been classified as current liabilities.

NOTE 8. ADDITIONAL PAID-IN CAPITAL

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

      At March 31, 2003 the Company remeasured its potential liability under the agreement. As a result of the remeasurement, the Company reduced its liability by $4,000 and increased additional paid-in capital.

NOTE 9. SUBSEQUENT EVENT

      In April 2003, the remaining balance of $300,000 of the retained proceeds from the private financing of convertible notes in July 2002 was released from escrow. The proceeds are to be used to pay for negotiated reduced liabilities and working capital.

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

      Through our service offerings and technology, we:

o receive business documents including, but are not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices. in any data format,

o     ensure that the appropriate data has been sent,

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


Impact of Critical Accounting Policies

      The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see the Notes to the Financial Statements included in our Form 10-KSB for the year ended December 31, 2002.

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

Accounting for Business Combinations and Intangible Assets

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value than to a shorter-lived asset with a definitive life (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible assets is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets for impairment using the guidance of applicable accounting literature.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      Total revenue for the first quarter ended March 31, 2003 was $1,031,000, compared to $1,085,000 for the same period in 2002, a decline of $54,000, or 5%. Compared to the fourth quarter of 2002, total revenue increased by $283,000, or 38%.

      Revenue from the Company's core transaction services business grew to $746,000, an increase of $86,000, or 10%, for the first quarter from the same period in 2002. Core transaction services revenue increased by $291,000, or 64%, from the $455,000 realized in the fourth quarter of 2002, as the Company completed several implementation projects for major customers.

      The decline in overall revenue was attributable to the anticipated contraction of the Company's professional services consulting business, as well as its previously stated decision not to pursue a number of non-core legacy lines of business. Together these business lines accounted for revenue of $285,000 in the first quarter of 2003, down $115,000, or 29%, from the $400,000 recorded in the first quarter of 2002. Professional services consulting revenue for the first quarter decreased $20,000, or 7%, from the same period in 2002, while revenue from the Company's web design and legacy file transfer business decreased by $95,000, or 86%, from the $111,000 recorded last year. Compared to the fourth quarter of 2002, these business lines together declined by $8,000, or 3%. The Company believes that the majority of customer decisions to cut back their level of professional services or seek other solutions for services previously supported by the Company have been made, and therefore, the Company expects revenue from these business lines to remain relatively stable at this level going forward.

      In the three-month periods ended March 31, 2003 and 2002, one customer accounted for approximately 23% and 16% of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the respective periods.

      Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries of personnel and consultants providing consulting services to clients. Total cost of revenue for the three-month periods ended March 31, 2003 and 2002 amounted to $300,000 and $251,000, respectively, an increase of $49,000 or 20% percent. The increase in 2003 was a result of increases in salaries and benefits.

      Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) decreased to $125,000, or 15%, for the three months ended March 31, 2003, from the $147,000 for the three months ended March 31, 2002 due to a decrease in travel and related expenses, trade show expenses, and advertising expense.

      Product development expenses mainly represent amortization of capitalized software development costs and related costs associated with the development of our intellectual property and technology infrastructure necessary to capture and process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $128,000 and $345,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease of $217,000, or 63%, was primarily attributable to a stabilized technology platform in 2002 and 2003, resulting in less development expense capitalized in prior periods and subsequently amortized in 2003. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions of our software are implemented.

      General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended March 31, 2003 and 2002, total general and administrative expenses (exclusive of stock-based compensation) amounted to $444,000 and $1,184,000, respectively, a decrease of $740,000, or 63%. The decrease is attributable primarily to: (i) reductions in headcount, from 89 during the first quarter of 2002 to 28 in the first quarter of 2003, resulting in cost savings of $404,000 during the quarter,

(ii) reduction in legal and accounting expenses of $96,000 from the first quarter of 2002, (iii) settlement of an outstanding liability with a health care provider resulting in a net reduction of expense of $76,000 for the quarter,
(iv) settlement of various investor relations expenses resulting in a net reduction of expense of $74,000 for the quarter, and (v) reduction of telecommunications and access charges of $57,000 for the quarter, as a result of consolidation of offices into our current facility.

      Amortization of other intangibles are non-cash charges associated with the DynamicWeb, and Bac-Tech business combinations. Amortization expense was $242,000 and $194,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The increase of $48,000 is due to the full impact of the amortization of other intangibles acquired in the Bac-Tech business combination.

      During the three-month periods ended March 31, 2003 and 2002, stock-based compensation expense amounted to $0 and $81,000, respectively. The deferred stock compensation cost in 2002 related to warrants issued to non-employees, and was expensed over the period of the expected benefit. The balance of unearned stock-based compensation at March 31, 2003 was zero.

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

      For the three-month periods ended March 31, 2003 and 2002, EBITDA was $160,000 versus negative EBITDA of $317,000, respectively, an improvement of $477,000. During the three months ended March 31, 2003, the Company expensed non-cash items including depreciation, amortization and stock-based compensation expense aggregating to $412,000, compared to $1,162,000 for the same period in 2002. The improvement in EBITDA is a result of the savings from the Company's restructuring and cost reduction measures implemented in 2001 and 2002, particularly in regard to general and administrative expense, as well as an increase in income resulting from the settlement of approximately $245,000 of prior obligations.

      A reconciliation of EBITDA to net loss for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                     2003      2002
                                                   ---------  --------

          EBITDA                                     $  160   $ (317)
          Depreciation and amortization               (412)   (1,081)
          Interest                                    (163)     (115)
          Stock-based compensation                        -      (81)
                                                   ---------  --------
          Net loss                                  $ (415)   $(1,594)
                                                   =========  ========

      Interest and other, net amounted to an expense of $163,000 for the three-month period ended March 31, 2003 compared to $115,000 for the three-month period ended March 31, 2002. The higher expense for the three-month period ended March 31, 2003 is primarily a result of non-cash interest expense of $106,000 related to the amortization of deferred financing fees and debt discount related to warrants combined with interest on the notes issued during the second half of 2002 and $35,000 of interest expense related to the $2 million senior subordinated convertible notes compared to interest income earned on a higher average cash balance in the three month period ended March 31, 2002. Such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods.

      Net loss in the first quarter of 2003 was $415,000, or $0.14 per share, compared to $1,594,000, or $0.86 per share, for the same period last year, representing an improvement of $1,179,000 or 74%.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, our principal source of liquidity was approximately $228,000 of cash and cash equivalents. The report of our independent auditors on our financial statements as of and for the year ended December 31, 2002 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We are prepared to take the following actions to improve our cash position and fund our operating losses during 2003:

o Additional cost reduction measures, which we believe will further reduce annual salaries, benefits or other operating expenses by approximately $360,000,

o Raise additional capital, for which there can be no assurance of obtaining, to fund our internal growth, sustain the Company if positive cash flow from operations is not generated, or if there are unanticipated expenses.

o Investigate potential transactions involving the sale or merger of the Company.

o     Continue to pursue negotiations with our remaining unsecured creditors.

      As a result of the significant cost cutting we have taken, ongoing quarterly cash expenses more closely approximate our quarterly revenues. Although we reported positive EBITDA in both the first quarter of 2003 and the fourth quarter of 2002, we still have negative cash flows from operations for those periods. We used $233,000 of cash during the first quarter of 2003. At our current quarterly expense rates, we will require approximately $975,000 in quarterly revenues and $1,050,000 in cash collections, respectively, to report positive EBITDA and cash flow from operations. However, there can be no assurances in this regard.

      The Company currently has verbal commitments from existing and prospective customers to proceed with projects sufficient, along with current capital, to fund its ongoing near term operational needs. However, should the company not be successful in converting these commitments into contractual obligations, and is unsuccessful in pursuing the potential remedies listed above, it will need additional capital within six months. These concerns about capital may lead us to take additional steps to eliminate or curtail certain projects and take additional steps to conserve cash that may adversely affect operations. If we are unable to obtain additional capital as needed, we may be required to cease operations altogether.

      We are currently exploring a number of alternatives for funding any capital shortfalls, including potential cost savings related to "going private" transactions, trade receivables financing, and strategic investments. If we raise additional funds on an equity basis, for which there can be no assurance, extensive dilution to existing shareholders would likely occur in light of the antidilution provisions of our preferred stock, notes, and related warrants. In fact, under certain scenarios, there may be virtually no value remaining to the common stock shareholders. Some of the alternatives that we are pursuing, however, may be less dilutive or non-dilutive to existing shareholders.

      Notwithstanding the foregoing, the Company believes that our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expense is fixed and as we increase our revenues, for which there can be no assurance, our operating expenses will remain relatively stable.

      The Company had previously renegotiated a potential liability of approximately $590,000 with a creditor using a combination of stock and a cash obligation that would have come due in April 2003, provided other conditions were met. The company is fully reserved for this amount (see Notes to Condensed Consolidated Financial Statements, Note 8, Additional Paid-In Capital), and is currently in negotiations with this creditor to resolve the liability. Failure to favorably resolve this situation could have a material adverse effect on the Company.

      The Company is obligated to pay interest on its 5-year, 7%, senior subordinated secured convertible notes issued in January 2002 on a quarterly basis beginning March 2002, and each subsequent quarter thereafter, which interest payments have not been made. If the Company does not make these payments, or obtain waivers from the noteholders, the noteholders may pursue whatever legal remedies are available to them under the terms of the notes, which are secured by all of the assets of the Company. In view of the Company's cash position, it intends to seek waivers from these holders. There can be no assurance that such waivers can be obtained or that such holders will not declare a default of their entire indebtedness. Accordingly, such notes have been classified as current liabilities.

      The Company has entered into various financing and commercial commitments. The Company's long-term debt is carried on its financial statements net of discounts of $1,034,000 at March 31, 2003. Following is a summary of required cash obligations as they come due:

                              Year Ended March 31,
                -------------------------------------------------------------
                    2004        2005        2006         2007        2008
                -------------------------------------------------------------
Long-term debt    $3,415,300    $225,402    $200,000        $   -      $   -
Operating
leases               111,715     115,067     118,519      122,074    114,971
Capital leases        78,202           -           -            -          -
                =============================================================
                  $3,605,217    $340,469    $318,519     $122,074   $114,971
                =============================================================

      In July 2002, we initially closed a private placement of five-year 7% senior subordinated secured notes, which are convertible into shares of our common stock at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). Ten persons or entities, consisting of certain of our significant investors and members of our management, purchased these notes. The gross proceeds of this transaction, amounting to $1,200,000, have been and are intended to be used for working capital and general corporate purposes. These notes contain full ratchet anti-dilution protection in certain events, including the issuances of shares of stock at less than market price or the applicable conversion price. These notes along with the $2,000,000 of notes issued in the January 2002 private placement are secured by substantially all of our assets. The security interest with respect to the notes issued in the July 2002 financing is senior in right to the security interest created with respect to the notes issued in January 2002. In connection with the July 2002 financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of these notes pending our acceptance of subscriptions and were disbursed as provided in the escrow agreement. On the closing of this financing, proceeds of $350,000 were released to us. As provided in our escrow agreement, the remaining proceeds were disbursed as follows: $275,000 in September 2002, $275,000 in November 2002 and $300,000 in April 2003.

      On April 29, 2003, we drew down the remaining funds held in escrow. The draw down on our financing triggered anti-dilution provisions affecting the conversion price of the Company's notes issued in January 2002, Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

      Net cash used in continuing operating activities totaled approximately $110,000 for the quarter ended March 31, 2003 as compared to $934,000 for the same period in 2002. Net cash used in continuing operating activities for the quarter resulted primarily from (i) the $392,000 net loss from continuing operations and (ii) a $236,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $518,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, and non-cash interest expense. Net cash used in operating activities for the quarter ended March 31, 2002 resulted primarily from (i) the $1,781,000 net loss from continuing operations and (ii) a $410,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $1,257,000 of non-cash charges consisting primarily of depreciation, amortization stock-based compensation expense, impairment of goodwill and restructuring charges.

      Net cash used in investing activities totaled approximately $91,000 of product development costs for the quarter ended March 31, 2003 as compared to net cash used by investing activities of approximately $334,000 for the same period in 2002. Net cash used in investing activities for the quarter ended March 31, 2002 resulted from (i) the acquisition of Bac-Tech Systems, Inc., including net cash outlays of $198,000, (ii) $123,000 in product development costs consisting of fees of outside contractors and capitalized salaries, and
(iii) $13,000 of property and equipment.

      Net cash provided by investing activities for the quarter ended March 31, 2003 resulted from (i) payments of borrowings totaling $9,000. Net cash provided by investing activities for the quarter ended March 31, 2002 resulted from (i) payments of capital leases totaling $34,000.


ITEM 3  - CONTROLS AND PROCEDURES

   Evaluation of disclosure controls and procedures.

   Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, such officer has concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

   Changes in internal controls.

   There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K

A Form 8-K was filed on January 24, 2003 to report certain changes on the Board of Directors of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eB2B Commerce, Inc.
                                                    -------------------
                                                    (Registrant)

May 20, 2003                                  By:  /s/ Richard Cohan
-----------------                                   ---------------------------
                                           Chief Executive Officer and President
                                               (Principal financial officer)

                                 CERTIFICATIONS

I, Richard S. Cohan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eB2B Commerce, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not here were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


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