Form 10QSB
period 2003-06-30
EB2B COMMERCE INC /NY/
filed 2003-08-22
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

As of June 30, 2003, there were 3,157,431 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format YES |_|   NO |X|

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               eB2B COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     June 30, 2003
                                                                     -------------
                                                                      (Unaudited)
                              ASSETS
Current Assets
   Cash and cash equivalents                                           $     307
   Accounts receivable, net of allowance of $131                             368
   Other current assets                                                        8
                                                                       ---------
          Total Current Assets                                               683

Property and equipment, net                                                   18
Product development costs, net of accumulated amortization of $5,499         432
Deferred financing costs, net of accumulated amortization of $140            326
Other intangibles, net of accumulated amortization of $2,768                 313
Deposit                                                                       35
                                                                       ---------
          Total assets                                                 $   1,807
                                                                       =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                    $   1,224
   Accrued expenses and other current liabilities                            998
   Current maturities of long-term debt                                    2,777
   Deferred revenue                                                          185
   Current liabilities of discontinued operations                            252
                                                                       ---------
          Total current liabilities                                        5,436
Long-term debt, less current maturities                                      373
                                                                       ---------
          Total liabilities                                                5,809
                                                                       ---------

Commitments and contingencies

Stockholders' Deficit
   Preferred stock, convertible Series A - $.0001 par value;
      2,000 shares authorized; 7 shares issued and outstanding                --
   Preferred stock, convertible Series B - $.0001 par value;
      4,000,000 shares authorized; 2,211,675 shares issued and
      outstanding                                                             --
   Preferred stock, convertible Series C - $.0001 par value;
      1,750,000 shares authorized; 732,875 shares issued and
      outstanding                                                             --
   Common stock - $.0001 par value; 200,000,000 shares authorized;
      3,157,431 shares issued and outstanding                                 --
   Additional paid-in capital                                            157,291
   Accumulated deficit                                                  (161,293)
                                                                       ---------
          Total stockholders' deficit                                     (4,002)
                                                                       ---------
              Total liabilities and stockholders' deficit              $   1,807
                                                                       =========


          See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                 --------------------------    --------------------------
                                                                     2003          2002            2003          2002
                                                                 --------------------------    --------------------------

Revenue                                                          $     1,213    $       832    $     2,244    $     1,917
                                                                 --------------------------    --------------------------

Costs and Expenses:

   Cost of revenue                                                       300            282            600            533
   Marketing and selling                                                 100            101            225            248
   Product development costs                                              54            350            182            695
   General and administrative                                            430            884            853          2,074
   Amortization of other intangibles                                      82            195            324            389
   Depreciation                                                           30            543             72          1,086
   Restructuring credit                                                   --           (655)            --           (655)
   Gain on settlement of licensing liability                            (566)            --           (566)            --
   Stock-based compensation expense                                       --             81             --            162
                                                                 --------------------------    --------------------------

       Total costs and expenses                                          430          1,781          1,690          4,532
                                                                 --------------------------    --------------------------

Income (loss) from continuing operations before
   interest and other expenses, net                                      783           (949)           554         (2,615)

   Interest and other expenses, net                                     (168)          (115)          (331)          (230)
                                                                 --------------------------    --------------------------

Income (loss) from continuing operations                                 615         (1,064)           223         (2,845)

Income (loss) from discontinued operations                                17           (529)            (6)          (342)
                                                                 --------------------------    --------------------------

Net income (loss)                                                $       632    $    (1,593)   $       217    $    (3,187)
                                                                 ==========================    ==========================

Income (loss) per common share from continuing operations        $      0.19    $     (0.56)   $      0.07    $     (1.51)
Income (loss) per common share from discontinued operations             0.01          (0.28)            --          (0.18)
                                                                 --------------------------    --------------------------

Net income (loss) per common                                     $      0.20    $     (0.84)   $      0.07    $     (1.69)
                                                                 ==========================    ==========================

Weighted average number of common shares outstanding               3,157,416      1,892,196      3,140,931      1,883,730
                                                                 ==========================    ==========================


          See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    For the Six Months Ended June 30,
                                                    ---------------------------------
                                                             2003         2002
                                                           --------     --------
Cash flows from operating activities:
   Net income (loss) from continuing operations            $    223     $ (2,845)
   Adjustments to reconcile net income (loss)
     from continuing operations to
     net cash used in operating activities:
     Depreciation and amortization                              578        2,219
     Restructuring credit                                        --         (655)
     Gain on settlement of licensing liability                 (566)          --
     Stock-based compensation expense                            --          162
     Non-cash interest expense                                  211          176
   Changes in operating assets and liabilities
     Accounts receivable                                        240          668
     Other current assets                                        46           14
     Other assets                                                15           --
     Accounts payable                                          (229)        (477)
     Accrued expenses and other liabilities                    (150)         157
     Deferred revenue                                          (555)          --
     Other liabilities                                           --         (218)
                                                           --------     --------

           Net cash used in operating activities               (187)        (799)
                                                           --------     --------

Cash flows from investing activities:
   Acquisition of Bac-Tech Systems, Inc., net                    --         (198)
   Purchases of property and equipment                           --          (40)
   Product development expenditures                            (182)        (240)
                                                           --------     --------

           Net cash used in investing activities               (182)        (478)
                                                           --------     --------

Cash flows from financing activities:
   Payments on borrowings                                       (24)          --
   Proceeds from long-term debt                                 275           --
   Payment of capital lease obligations                          --          (65)
                                                           --------     --------

           Net cash provided by (used in)
           financing activities                                 251          (65)
                                                           --------     --------

Net cash used in continuing operations                         (118)      (1,342)
                                                           --------     --------

Net cash used in discontinued operations                        (36)        (633)
                                                           --------     --------

Net change in cash and cash equivalents                        (154)      (1,975)
Cash and equivalents - beginning of period                      461        2,240
                                                           --------     --------
Cash and equivalents - end of period                       $    307     $    265
                                                           ========     ========


          See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)
                                 (IN THOUSANDS)

                                                    For the Six Months Ended June 30,
                                                    ---------------------------------
                                                             2003         2002
                                                           --------     --------

Non-cash transactions:
   Common and preferred stock issued in connection
     with acquisition                                      $    --      $ 1,240
   Issuance of warrants with convertible debt              $    --      $   750
   Issuance of long-term note in connection with
     acquisition                                           $    --      $   397
   Beneficial conversion with issuance of
     convertible debt                                      $    --      $   512

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                   $     2      $     2


          See accompanying notes to consolidated financial statements.

eB2B COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

      Since its inception, the Company has accumulated deficits and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.

      To ensure the success of the Company, and to address the accumulated deficits and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures commencing in 2001. Management is currently prepared to take the following actions:

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


NOTE 3. DISCONTINUED OPERATIONS

      In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the six months ended June 30, 2003 and 2002, the Company's discontinued operations contributed net sales of $0 and $724,000, respectively. As of June 30, 2003, there were no assets relating to this segment, and only the liabilities appear on the Company's balance sheet.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock-based compensation cost is reflected in 2003 net income, as no awards were granted during the three and six months ended June 30, 2003. The following table illustrates the effect on net income (loss) and income
(loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                Three Months Ended          Six Months Ended
                                                                      June 30,                 June 30,
                                                              -----------------------   -----------------------
                                                                 2003         2002         2003         2002
                                                              ----------   ----------   ----------   ----------

Income (loss) from continuing operations, as reported         $      615   $   (1,064)  $      223   $   (2,854)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards             --         (272)          --         (693)
                                                              ----------   ----------   ----------   ----------

Pro forma income (loss) from continuing
  operations, net of tax                                      $      615   $   (1,336)  $      223   $   (3,538)
                                                              ==========   ==========   ==========   ==========

Income (loss) from discontinued operations, as reported       $       17   $     (529)  $       (6)  $     (342)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards             --           --           --           --
                                                              ----------   ----------   ----------   ----------

Pro forma income (loss) from discontinued
  operations, net of tax                                      $       17   $     (529)  $       (6)  $     (342)
                                                              ==========   ==========   ==========   ==========

Net income (loss), as reported                                $      632   $   (1,593)  $      217   $   (3,187)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards             --         (272)          --         (693)
                                                              ----------   ----------   ----------   ----------

Pro forma net income (loss)                                   $      632   $   (1,865)  $      217   $   (3,880)
                                                              ==========   ==========   ==========   ==========

Income (loss) per share:
   Income (loss) from continuing operations - as reported     $     0.19   $    (0.56)  $     0.07   $    (1.51)
                                                              ==========   ==========   ==========   ==========
   Income (loss) from continuing operations - pro forma       $     0.19   $    (0.71)  $     0.07   $    (1.88)
                                                              ==========   ==========   ==========   ==========

   Income (loss) from discontinued operations - as reported   $     0.01   $    (0.28)          $-   $    (0.18)
                                                              ==========   ==========   ==========   ==========
   Income (loss) from discontinued operations - pro forma     $     0.01   $    (0.28)          $-   $    (0.18)
                                                              ==========   ==========   ==========   ==========

   Net income (loss) - as reported                            $     0.20   $    (0.84)  $     0.07   $    (1.69)
                                                              ==========   ==========   ==========   ==========
   Net income (loss) - pro forma                              $     0.20   $    (0.99)  $     0.07   $    (2.06)
                                                              ==========   ==========   ==========   ==========

   Weighted average number of common shares outstanding        3,157,416    1,892,196    3,140,931    1,883,730
                                                              ==========   ==========   ==========   ==========

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method).

      Options and warrants to purchase 26,229,826 shares of common stock, and preferred shares or long term debt convertible into 50,437,000 shares of common stock for the three and six months ended June 30, 2003 were not included in diluted earnings per share as their effect would be anti-dilutive. Options and warrants to purchase 8,958,653 shares of common stock, and preferred shares or long term debt convertible into 8,103,759 shares of common stock for the three and six months ended June 30, 2002, respectively. were not included in diluted loss per share because they would have been antidilutive.

NOTE 6. LONG-TERM DEBT

      On March 27, 2003, the Company and the selling shareholders of Bac-Tech Systems, Inc. amended the $600,000 non-interest bearing promissory notes, whereby the $200,000 installment due to the selling shareholders of Bac-Tech Systems, Inc. due May 1, 2003 was deferred until July 1, 2005. The installments of $200,000 due on January 1, 2004 and January 1, 2005 remain unchanged.

      In April 2003, the $275,000 of the retained proceeds from the private financing of convertible notes in July 2002 was released from escrow. The proceeds are to be used to pay for negotiated reduced liabilities and working capital.

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

NOTE 7. ADDITIONAL PAID-IN CAPITAL

      During December 2001, the Company renegotiated a potential $1,200,000 liability with a creditor relating to the licensing of software. The Company had previously issued 145,986 shares of common stock to this party for amounts then owing. The Company had agreed that in the event this party received gross proceeds less than the amount originally owed, the Company would reimburse this party for the shortfall. In December 2001, this agreement was amended whereby the creditor agreed to be issued up to 266,667 shares of the Company's common stock to offset any deficiency, and to the extent this amount is insufficient, the creditor would be paid one-half the remaining balance in cash no earlier than April 2003, with the other half forgiven.

      At March 31, 2003, the Company remeasured its potential liability under the agreement. As a result of the remeasurement, the Company reduced its liability by $4,000 and increased additional paid-in capital as of March 31, 2003.

NOTE 8 - SUBSEQUENT EVENT

      On July 8, 2003, the Company further amended the agreement discussed in
Note 7 and superceded the prior compensation arrangement. The amended agreement provides for a two year term, continued use by the Company of the creditor's software, and compensation to the creditor as follows: (i) $20,000 in cash, (ii) such number of shares of common stock of the Company, if any, as is required to bring the ownership of the creditor to 9.9% of the outstanding common shares of the Company, (iii) 10% of the revenues that the Company generates through the use of the software and (iv) 7.5%; of the revenues (excluding those generated under provision (iii)) received by the Company from maintenance and other services performed by the Company for third parties for or an account of the software; in no event shall the amounts payable pursuant to provisions (iii) and
(iv) above exceed the aggregate amount of $300,000. The effect of this amended agreement was to reduce the Company's licensing liability by $566,000. This gain has been reflected in the Company's consolidated statements of operations for the three and six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

      The statements contained in this Form 10-QSB that are not historical facts may be "forward-looking statements," as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which contain risks and uncertainty. Such statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative of each of these terms or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Although we believe that our expectations are reasonable within the bounds of our knowledge of our business operations, there can be no assurance that actual results will not differ materially from our expectations. The uncertainties and risks include, among other things, our plans, beliefs and goals, estimates of future operating results, our limited operating history, the ability to raise additional capital, our limited cash resources and negative working capital position, the risk that our secured noteholders will seek our assets in view of default in payment in interest, the risks and uncertainties associated with rapidly changing technologies such as the Internet, the risks of technology development and the risks of competition that can cause actual results to differ materially from those in the forward-looking statements.

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

General

      The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this form 10-QSB. It is intended to assist the reader in understanding and evaluating our financial position.

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

      Through our service offerings and technology, we:

      - receive business documents including, but are not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices in any data format,

      -     ensure that the appropriate data has been sent,

      - translate the document into any other format readable by the trading partner,

      -     transmit the documents correctly to the respective trading partner,

      -     acknowledge the flow of transactions to each partner,

      - allow the partners to view and interact with other supply chain information,

      -     alert the partners to time-critical information.

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


Impact of Critical Accounting Policies

        The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, ncluding the critical accounting policies discussed below, see the Notes to the Financial Statements included in our Form 10-KSB for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

      Total revenue for the second quarter ended June 30, 2003 was $1,213,000, compared to $832,000 for the same period in 2002, an increase of $381,000, or 46%. Compared to revenue of $1,031,000 for the first quarter of 2003, total revenue increased by $182,000, or 18%. Revenue for the six-month periods ended June 30,2003 and 2002 amounted to $2,244,000 and $1,917,000, respectively, an increase of $327,000, or 17%.

      Revenue from the Company's core transaction services business grew to $935,000, an increase of $383,000, or 69%, for the second quarter from the same period in 2002. Core transaction services revenue increased by $189,000, or 25%, from the $746,000 realized in the first quarter of 2003. For the six-month periods ended June 30, 2003 and 2002, core transaction services revenue was $1,681,000 and $1,232,000 respectively, an increase of $449,000, or 36%. The increase in overall revenue was attributable to completion and subsequent revenue recognition of several large projects for existing customers, as well as growth in eB2B's Trade GatewayTM supplier network. Professional services consulting revenue for the second quarter decreased by $2,000, or 1%, from the same period in 2002, and by $7,000, or 3% from the first quarter of 2003. The Company expects revenue from this business line to remain stable at this level.

      In the three-month periods ended June 30, 2003 and 2002, one customer accounted for approximately 22% and 22% of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the respective periods.

      Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries of personnel and consultants providing consulting services to clients. Total cost of revenue for the three-month periods ended June, 2003 and 2002 amounted to $300,000 and $282,000, respectively, an increase of $18,000 or 6% percent. The increase in 2003 was a result of increases in salaries and benefits. For the six-month periods ended June 30,2003 and 2002, cost of revenue was $600,000 and $533,000, respectively. The increase of $67,000, or 13%, was attributable to increases in salaries and benefits.

      Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) decreased to $100,000, or 1%, for the three months ended June 30, 2003, from the $101,000 for the three months ended June 30, 2002 due to a decrease in travel and related expenses. For the six-month periods ended June 30, 2003 and 2002, marketing and selling expense was $225,000 and $248,000 respectively. The decrease of $23,000, or 9% reflected a decrease in travel and related expense and the elimination of a sales position.

      Product development expenses mainly represent amortization of capitalized software development costs and related costs associated with the development of our intellectual property and technology infrastructure necessary to capture and process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $54,000 and $350,000 for the three-month periods ended June 30, 2003 and 2002, respectively. The decrease of $296,000, or 85%, was primarily attributable to a stabilized technology platform in 2002 and 2003, resulting in less development expense capitalized in prior periods and subsequent reduction in amortization in 2003. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions of our software are implemented. Product development expense for the six-month periods June 2003 and 2002 were $182,000 and $695,000 respectively. The decrease of $513,000 or 74% was due to the stabilized technology platform and subsequent reduction of amortization expense mentioned above.

      General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended June 30, 2003 and 2002, total general and administrative expenses (exclusive of stock-based compensation) amounted to $430,000 and $884,000, respectively, a decrease of $454,000, or 51%. The decrease is attributable primarily to reductions in employees resulting in savings on salaries, severance and related benefits of $355,000, insurance of $73,000 and telecommunications of $26,000. For the six-month periods June 2003 and 2002, general and administrative expenses were $853,000 and $2,074,000, respectively. The decrease of $1,221,000, or 59% was primarily due to (i) reduction in employee salaries and benefits of $595,000 (ii) reduction in healthcare expense of $72,000, (iii) reduction in insurance, legal, and accounting of $211,000, and, (iv) reduction in telecommunications expense of $123,000.

      Amortization of other intangibles are non-cash charges associated with the DynamicWeb, and Bac-Tech business combinations. Amortization expense was $82,000 and $195,000 for the three-month periods ended June 30, 2003 and 2002, respectively. The decrease of $113,000 is due to the full effect of the previous adjustment which wrotedown goodwill acquired in the Bac-Tech business combination. For the six-month periods ending June 30, 2003 and 2002, amortization expense was $324,000 and $389,00 respectively, a decrease of $65,000, or 17%, also related to the writedown of goodwill and certain intangibles with indefinite lives.

      During the three-month periods ended June 30, 2003 and 2002, stock-based compensation expense amounted to $0 and $81,000, respectively. The deferred stock compensation cost in 2002 related to warrants issued to non-employees, and was expensed over the period of the expected benefit. The balance of unearned stock-based compensation at June 30, 2003 was zero. For the six-month periods ending June 30,2003 and 2002, stock-based compensation expense amounted to $0 and $162,000 respectively, related to the aforementioned warrants.

      The Company defines Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation, amortization and write-down of assets, (iv) stock-related compensation, (v) non-recurring items such as restructuring credit and gain on settlement of licensing liability, and (vi) income or loss from discontinued operations.

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

      For the three-month periods ended June 30, 2003 and 2002, EBITDA from continuing operations was $383,000 versus negative EBITDA of $435,000, respectively, an improvement of $818,000. For the six months ended June 30, 2003, EBITDA was $566,000, as compared to the a negative $938,000 reported for the same period in 2002. The improvement in EBITDA is a result of the savings from the Company's restructuring and cost reduction measures implemented in 2002, particularly in regard to general and administrative expense, as well as an increase in revenues.

      A reconciliation of net income (loss) to EBITDA for the three months ended June 30, 2003 and 2002 is as follows (in thousands):

                                            2003        2002
                                          --------    --------

      Net income/(loss)                   $    632    $ (1,593)
      Depreciation and amortization            166       1,088
      Interest                                 168         115
      Settlement of licensing liability       (566)         --
      Restructuring credit                      --        (655)
      Income/(loss) from disc/ops              (17)        529
      Stock-based compensation                  --          81
                                          --------    --------

      EBITDA                              $    383    $   (435)
                                          ========    ========

      Interest and other expenses, net amounted to an expense of $168,000 for the three-month period ended June 30, 2003 compared to $115,000 for the three-month period ended June 30, 2002. The higher interest expense for the second quarter 2003 is a result of non-cash interest expense of $106,000 related to the amortization of deferred financing fees and debt discount related to warrants combined with interest of $26,000 on the notes issued during the second half of 2002 and $35,000 of interest expense related to the $2 million senior subordinated convertible notes issued in January 2002 compared to interest income earned on a higher average cash balance in the three month period ended June 30, 2002. Such income, net of other expenses, related primarily to interest earned on cash balances and available-for-sale marketable securities during the respective periods.

      A one-time adjustment to settlement of licensing liability of $566,000 was recorded during the period as a result of settling a liability with eB2B's largest creditor. This adjustment represented the reversal of the fully reserved liability, which was not impacted by the terms of the settlement.

      Net income in the second quarter of 2003 was $632,000, or $0.20 per share, compared to a net loss of $1,593,000, or ($0.84) per share, for the same period last year, representing an improvement of $2,225,000. For the six-month period ended June 30,2003, net income was $217,000, or $.07 per share compared to a net loss of $3,187,000, or ($1.69) per share for the six-month period ended June 30, 2002. The improvement in net income/loss is a combined result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2003, our principal source of liquidity was approximately $307,000 of cash and cash equivalents. The Company drew down the remaining funds held in escrow pursuant to our July 2002 financing on April 29, 2003. As of June 30, 2003, we had a negative working capital position of $4,753,000. The report of our independent auditors' on our financial statements as of and for the year ended December 31, 2002 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

      As of August 20, 2003, our unaudited cash and cash equivalent balance was approximately $123,000. Though our ongoing quarterly cash expenses more closely approximate our quarterly revenue, the Company requires additional capital to resolve its outstanding obligations, improve its working capital position, and to accelerate its growth.

      Though the Company has shown stronger financial performance in the past six months, its reported EBITDA, which has been positive for three quarters, and its net income, reported for the first time this quarter, are partially due to one-time margin gains as a result of negotiated settlements with creditors or reversals of accruals associated with resolved issues. Though the Company has reported positive EBITDA for the first six months of 2003, we still have negative cash flows from operations for this period. We used $187,000 of cash in continuing operations for the six-months ended June 30, 2003. At our current quarterly expense rates, we will require approximately $900,000 in quarterly revenue and $960,000 in cash collections, respectively, to report positive EBITDA and cash flow from operations. However, there can be no assurances in this regard.

      Currently, we are dependent on our month-to-month collection activity as well as our best efforts in anticipating expenses in order to continue operations. Any unexpected shortfall in collections or unanticipated major expense could cause us to scale back our operations or even cause us to suspend or cease operations.

      The Company currently has verbal commitments from existing and prospective customers to proceed with projects sufficient, along with current capital, to fund its ongoing near term operational needs. However, should the Company not be successful in converting these commitments into contractual obligations, and is unsuccessful in pursuing potential remedies discussed below, it will need additional capital immediately.

      The Company successfully settled a potential liability of approximately $566,000 with a creditor who holds a license to software used by the Company to support its Trade Gateway TM platform. The settlement included a combination of a $20,000 cash payment, which has been made, stock of eB2B Commerce equivalent to bring the creditor to ownership of approximately 9.9% of the outstanding common shares of the Company, and an ongoing royalty of between seven and one-half (7 1/2) and ten(10) percent of revenue generated by the platform, up to a maximum payment of $300,000. As a result of the settlement, eB2B's margin derived from the platform will decrease by the amount of the royalty. Over the two year period of the agreement, the Company anticipates that growth of the Trade Gateway network will more than offset the effect of the royalty payments, however, in the near term, cash generated by the platform will be negatively affected.

      Further, the Company is obligated to pay interest on its 5-year, 7%, senior subordinated secured convertible notes issued in January 2002 on a quarterly basis beginning March 2002, and each subsequent quarter thereafter, which interest payments have not been made. As a result of this default, the Company has likely cross-defaulted on its July 2002 5-year, 7%, senior secured convertible notes. If the Company does not make these payments, or obtain waivers from the noteholders, the noteholders may pursue whatever legal remedies are available to them under the terms of the notes, which are secured by all of the assets of the Company. In view of the Company's cash position, it intends to seek waivers from these holders. There can be no assurance that such waivers can be obtained or that such holders will not declare a default of their entire indebtedness and make claim to all of the assets of the Company.

      Because of the substantial anti-dilution provisions contained in the Company's previous rounds of financing, in addition to the security interests of its noteholders, the Company is seriously constrained by its current capital structure, limiting its ability to raise additional capital and making traditional financing from banks or corporate lenders extremely difficult, if not impossible, to secure.

      As a result of the above constraints, the Company is exploring both its strategic and structural options to resolve its issues, including filing for bankruptcy protection under Chapter 11. The Company has retained a creditor's rights attorney and will retain other advisors as appropriate.

      We have taken actions to improve our cash position and fund any remaining operating losses including:

      - Additional cost reduction measures, which we believe will further reduce annual salaries, benefits or other operating expenses by approximately $20,000 per month for the remaining six months of 2003.

      - Discussions aimed at securing additional capital, through commercial banking, investment banking, and receivables financing channels,

      -     Discussions with potential sale or merger partners of the Company.

      - Discussions with secured and unsecured creditors regarding the Company's financial status.

      These concerns about capital may lead us to take additional steps to eliminate or curtail certain projects and conserve cash that may adversely affect operations. If we are unable to obtain additional capital as needed, we may be required to cease operations altogether. If we are able to raise additional funds on an equity basis, for which there can be no assurance, extensive dilution to existing shareholders would likely occur in light of the antidilution provisions of our preferred stock, notes, and related warrants. In fact, under certain scenarios, there may be virtually no value remaining to the common stock shareholders. Some of the alternatives that we are pursuing, however, may be less dilutive or non-dilutive to existing shareholders.

      Notwithstanding the foregoing, the Company believes that our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expense is fixed and as we increase our revenues, for which there can be no assurance, our operating expenses will remain relatively stable.

      The Company has entered into various financing and commercial commitments. The Company's long-term debt is carried on its financial statements net of discounts of $1,034,000 at June 30, 2003. Following is a summary of required cash obligations as they come due:

                                              Year Ended March 31,
                         --------------------------------------------------------------
                            2004         2005         2006         2007         2008
                         ----------   ----------   ----------   ----------   ----------

      Long-term debt     $3,415,300   $  225,402   $  200,000   $       --   $       --
      Operating leases      111,715      115,067      118,519      122,074      114,971
      Capital leases         78,202           --           --           --           --
                         ----------   ----------   ----------   ----------   ----------
                         $3,605,217   $  340,469   $  318,519   $  122,074   $  114,971
                         ==========   ==========   ==========   ==========   ==========

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

      Net cash used in continuing operating activities totaled approximately $187,000 for the six-months ended June 30, 2003 as compared to $799,000 for the same period in 2002. Net cash used in continuing operating activities for the six-month period resulted primarily from (i) a $633,000 use of cash from operating assets and liabilities, including the recognition of a significant portion of deferred revenue, offset by (ii) the $223,000 net income from continuing operations and (iii) an aggregate of $223,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, non-cash interest expense less the gain from the creditor settlement discussed previously. Net cash used in operating activities for the six-months ended June 30, 2002, resulted primarily from (i) the $2,845,000 net loss from continuing operations offset by (ii) $144,000 of cash provided by operating assets and liabilities, (iii) an aggregate of $1,902,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense, less a restructuring credit.

      Net cash used in investing activities totaled approximately $182,000 of product development costs for the six months ended June 30, 2003 as compared to net cash used by investing activities of approximately $478,000 for the same period in 2002. Net cash used in investing activities for the six months ended June 30,2002 resulted from (i) the acquisition of Bac-Tech Systems, Inc., including net cash outlays of $198,000, (ii) $240,000 in product development costs consisting of fees of outside contractors and capitalized salaries, and
(iii) $40,000 of property and equipment acquisitions.

      Net cash provided by financing activities totaled $251,000 for the six-months ended June 30,2003 and resulted from the draw down of the remaining funds in escrow from the July 2002 financing of $275,000 less payments of borrowings totaling $24,000. Net cash used for financing activities for the six-months ended June 30, 2002 resulted from payments of capital leases totaling $65,000.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULT ON SENIOR SECURITIES

      According to the terms of its January 2002 5-year, 7%, subordinated senior secured notes, the Company was obligated to begin making interest payments each quarter, in cash or registered shares of company stock, beginning March 2002. To date, the Company has paid no cash interest and because we do not have an effective registration statement covering the applicable shares, we are in default in the approximate amount of $238,000, representing interest payments for March, June, September, and December of 2002, as well as March and June 2003. The total amount of indebtedness equals $2,262,500 plus the unpaid interest.

      Because of the amount owing on the January 2002 notes, it is likely that we are in a cross-default position regarding our July 2002 notes, which limit the amount of indebtedness the Company may incur. The total amount of the July 2002 notes is $1,200,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      A Form 8-K was filed on April 29, 2003 to report the drawn down of the remaining funds pursuant to the Company's July 2002 financing.

      A Form 8-K was filed on June 25, 2003 to report certain changes on the Board of Directors of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eB2B Commerce, Inc.
                                           -------------------
                                           (Registrant)

August 22, 2003                            By: /s/ Richard Cohan
-----------------                              -------------------------
                                           Chief Executive Officer and President
                                           (Principal financial officer)