Form 10QSB
period 2003-09-30
EB2B COMMERCE INC /NY/
filed 2003-11-26
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                          Commission file number 10039

                               eB2B COMMERCE, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                    22-2267658
        --------------                                 ------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


                                  665 BROADWAY
                               NEW YORK, NY 10012
                             ----------------------
                    (Address of Principal Executive Offices)


                                 (212) 477-1700
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2003, there were 3,157,416 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes [ ]   No [X]


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               eB2B COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             September 30,
                                                                                 2003
                                                                              ----------
                                                                              (Unaudited)
                                     ASSETS
Current Assets
 Cash and cash equivalents                                                    $      277
 Accounts receivable, net of allowance of $165                                       383
 Other current assets                                                                  4
                                                                              ----------
          Total Current Assets                                                       664

Property and equipment, net                                                            3
Product development costs, net of accumulated amortization of $5,562                 438
Deferred financing costs, net of accumulated amortization of $163                    302
Other intangibles, net of accumulated amortization of $2,997                         231
Other assets                                                                          35
                                                                              ----------
          Total assets                                                        $    1,673
                                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts payable                                                             $    1,082
 Accrued expenses and other current liabilities                                    1,085
 Current maturities of long-term debt                                              2,835
 Deferred revenue                                                                    275
 Current liabilities of discontinued operations                                      252
                                                                              ----------
          Total current liabilities                                                5,529
Long-term debt, less current maturities                                              384
                                                                              ----------
          Total liabilities                                                        5,913
                                                                              ----------
Commitments and contingencies

Stockholders' Deficit
 Preferred stock, convertible Series A - $.0001 par value;
   2,000 shares authorized; 7 shares issued and outstanding                           --
 Preferred stock, convertible Series B - $.0001 par value;
   4,000,000 shares authorized; 2,211,675 shares issued and outstanding               --
 Preferred stock, convertible Series C - $.0001 par value;
   1,750,000 shares authorized; 732,875 shares issued and outstanding                 --
 Common stock - $.0001 par value; 200,000,000 shares authorized;
   3,157,416 shares issued and outstanding                                            --
 Additional paid-in capital                                                      157,291
 Accumulated deficit                                                            (161,531)
                                                                              ----------
          Total stockholders' deficit                                             (4,240)
                                                                              ----------
             Total liabilities and stockholders' deficit                      $    1,673
                                                                              ==========

See accompanying notes to consolidated financial statements.


                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
Revenue                                           $       823    $       828    $     3,067    $     2,745
                                                  -----------    -----------    -----------    -----------
Costs and Expenses:

 Cost of revenue                                          156            303            459            836
 Marketing and selling                                     43             93            189            341
 Amortization of product development costs                 64            144            246            839
 Amortization of other intangibles                         83            710            407          1,099
 General and administrative                               550          1,169          1,851          4,328
 Restructuring credit                                      --             --             --           (655)
 Settlement of licensing liability                         --             --           (566)            --
 Stock-based compensation expense                          --             81             --            244
                                                  -----------    -----------    -----------    -----------
        Total costs and expenses                          896          2,500          2,586          7,032
                                                  -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
 interest and other expenses,net                          (73)        (1,672)           481         (4,287)
 Interest and other expenses, net                        (165)           (66)          (496)          (296)
                                                  -----------    -----------    -----------    -----------
Loss from continuing operations                          (238)        (1,738)           (15)        (4,583)

Loss from discontinued operations                          --           (420)            (6)          (762)
                                                  -----------    -----------    -----------    -----------

Net loss                                          $      (238)   $    (2,158)   $       (21)   $    (5,345)
                                                  ===========    ===========    ===========    ===========
Loss per common share
 from continuing operations                       $     (0.08)   $     (0.88)            $-    $     (2.40)
Loss per common share
 from discontinued operations                              --          (0.21)            --          (0.40)
                                                  -----------    -----------    -----------    -----------
Net loss per common                               $     (0.08)   $     (1.09)   $        --    $     (2.80)
                                                  ===========    ===========    ===========    ===========
Weighted average number of
 common shares outstanding                          3,157,416      1,984,551      3,149,936      1,905,855
                                                  ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
Cash flows from operating activities:
  Net loss from continuing operations                                $      (15)    $   (4,583)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                           750          2,920
    Gain on settlement of licensing liability                              (566)            --
    Stock-based compensation expense                                         --            244
    Non-cash interest expense                                               316            199
  Changes in operating assets and liabilities
    Accounts receivable                                                     225            244
    Other current assets                                                     50             --
    Other assets                                                             15             --
    Accounts payable                                                       (314)            (6)
    Accrued expenses and other liabilities                                 (120)           338
    Deferred revenue                                                       (465)            --
    Lease termination cost and other                                         --           (424)
                                                                     ----------     ----------

                  Net cash used in operating activities                    (124)        (1,068)
                                                                     ----------     ----------
Cash flows from investing activities:
  Acquisition of Bac-Tech Systems, Inc., net                                 --           (198)
  Purchases of property and equipment                                        --             (6)
  Product development expenditures                                         (262)          (367)
                                                                     ----------     ----------

                  Net cash used in investing activities                    (262)          (571)
                                                                     ----------     ----------
Cash flows from financing activities:
  Payments on borrowings                                                    (37)            --
  Proceeds from borrowings and issuance of convertible notes, net            --            625
  Proceeds from long-term debt                                              275             --
  Payment of capital lease obligations                                       --           (100)
                                                                     ----------     ----------

                  Net cash provided by financing activities                 238            525
                                                                     ----------     ----------

Net cash used in continuing operations                                     (148)        (1,114)
                                                                     ----------     ----------

Net cash used in discontinued operations                                    (36)          (762)
                                                                     ----------     ----------

Net change in cash and cash equivalents                                    (184)        (1,876)
Cash and cash equivalents - beginning of period                             461          2,098
                                                                     ----------     ----------
Cash and cash equivalents - end of period                            $      277     $      222
                                                                     ==========     ==========

See accompanying notes to consolidated financial statements.


                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)
                                 (IN THOUSANDS)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
Non-cash transactions
  Common and preferred stock issued in connection with acquisition           --     $    1,240
  Issuance of warrants with convertible debt                                 --            750
  Issuance of long term not in connection with acquisition                   --            397
  Beneficial conversion with issuance of convertible debt                    --            512

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $        2     $        4

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

NOTE 3. DISCONTINUED OPERATIONS

         In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the nine months ended September 30, 2003 and 2002, the Company's discontinued operations contributed net sales of $0 and $724,000, respectively. As of September 30, 2003, there were no assets relating to this segment, and only the liabilities appear on the Company's balance sheet.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION

         Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock-based compensation cost is reflected in 2003 net income, as no awards were granted during the three and nine months ended September 30, 2003. The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                            ---------------------------  --------------------------
                                                                2003           2002          2003          2002
                                                            ------------   ------------  ------------  ------------

Loss from continuing operations, as reported                $       (327)  $     (1,738) $       (104) $     (4,583)
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards             --             --            --          (693)
                                                            ------------   ------------  ------------  ------------

Pro forma loss from continuing operations, net of tax       $       (327)  $     (1,738) $       (104) $     (5,276)
                                                            ============   ============  ============  ============

Loss from discontinued operations, as reported              $         --   $       (420) $         (6) $       (762)
Deduct: Total stock-based employee compensation expense
  Determined under fair value based method for all awards             --             --            --            --
                                                            ------------   ------------  ------------  ------------

Pro forma loss from discontinued operations, net of tax     $         --   $       (420) $         (6) $       (762)
                                                            ============   ============  ============  ============

Net loss, as reported                                       $       (327)  $     (2,158) $       (110) $     (5,345)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                               --             --            --          (693)
                                                            ------------   ------------  ------------  ------------

Pro forma net loss                                          $       (327)  $     (2,158) $       (110) $     (6,038)
                                                            ============   ============  ============  ============
Loss per share:
  Loss from continuing operations - as reported             $      (0.10)  $      (0.92) $      (0.03) $      (2.43)
                                                            ============   ============  ============  ============
  Loss from continuing operations - pro forma               $      (0.10)  $      (0.92) $      (0.03) $      (2.80)
                                                            ============   ============  ============  ============

  Loss from discontinued operations - as reported           $         --   $      (0.22) $         --  $      (0.40)
                                                            ============   ============  ============  ============
  Loss from discontinued operations - pro forma             $         --   $      (0.22) $         --  $      (0.40)
                                                            ============   ============  ============  ============

  Net loss - as reported                                    $      (0.10)  $      (1.14) $      (0.03) $      (2.83)
                                                            ============   ============  ============  ============
  Net loss - pro forma                                      $      (0.10)  $      (1.14) $      (0.03) $      (3.20)
                                                            ============   ============  ============  ============

  Weighted average number of common shares outstanding         3,157,416      1,892,196     3,140,931     1,883,730
                                                            ============   ============  ============  ============

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

         Options and warrants to purchase 26,229,826 shares of common stock, and preferred shares or long term debt convertible into 50,437,000 shares of common stock for the three and nine months ended September 30, 2003 were not included in diluted earnings per share as their effect would be anti-dilutive. Options and warrants to purchase 8,958,653 shares of common stock, and preferred shares or long term debt convertible into 8,103,759 shares of common stock for the three and nine months ended September 30, 2002, respectively. were not included in diluted loss per share because they would have been antidilutive.

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

NOTE 8 - SETTLEMENT OF LICENSING LIABILITY

         On July 8, 2003, the Company further amended the agreement discussed in
Note 7 and superceded the prior compensation arrangement. The amended agreement provides for a two year term, continued use by the Company of the creditor's software, and compensation to the creditor as follows: (i) $20,000 in cash, (ii) such number of shares of common stock of the Company, if any, as is required to bring the ownership of the creditor to 9.9% of the outstanding common shares of the Company, (iii) 10% of the revenues that the Company generates through the use of the software and (iv) 7.5%; of the revenues (excluding those generated under provision (iii)) received by the Company from maintenance and other services performed by the Company for third parties for or on account of the software; in no event shall the amounts payable pursuant to provisions (iii) and
(iv) above exceed the aggregate amount of $300,000. The effect of this amended agreement was to reduce the Company's licensing liability by $566,000.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

         Total revenue for the third quarter ended September 30, 2003 was $823,000, compared to $828,000 for the same period in 2002, a decrease of $5,000, or 1%. Compared to revenue of $1,213,000 for the second quarter of 2003, total revenue decreased by $390,000, or 32%. The decrease in sequential revenue is primarily attributable to the timing of completed large projects and revenue recognition based on completion. Revenue for the nine-month periods ended September 30, 2003 and 2002 amounted to $3,067,000 and $2,745,000, respectively, an increase of $322,000, or 12%.

         Revenue from the Company's core transaction services business was $622,000, an increase of $69,000, or 12%, for the third quarter from the same period in 2002. Core transaction services revenue decreased by $98,000, or 14%, from the $720,000 realized in the second quarter of 2003 due to timing issues from completed projects. For the nine-month periods ended September 30, 2003 and 2002, core transaction services revenue was $2,088,000 and $1,785,000 respectively, an increase of $303,000, or 17%. The increase in overall revenue is attributable to completion of new software development projects for both existing and new customers, as well as growth in eB2B's Trade GatewayTM supplier network. Professional services consulting revenue for the third quarter decreased by $74,000, or 27%, from the same period in 2002, and by $95,000, or 32% from the second quarter of 2003. The decline was primarily attributable to fewer professional services hours billable to the Company's largest client as it reduced overall IT spending levels during the summer of 2003. While the Company expects revenue from this business line to remain relatively stable as a result of billing increases to this and other clients, it can give no assurances in this regard.

         In the three-month periods ended September 30, 2003 and 2002, one customer accounted for approximately 23% and 24% of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the respective periods.

         Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries of personnel and consultants providing consulting services to clients. Total cost of revenue for the three-month periods ended September 2003 and 2002 amounted to $156,000 and $303,000, respectively, a decrease of $147,000 or 49% percent. The decrease was a result of fewer professional services hours used during the quarter. For the nine-month periods ended September 30, 2003 and 2002, cost of revenue was $459,000 and $836,000, respectively. The decrease of $377,000, or 45%, was attributable to decreases in professional services hours used in 2003.

         Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses (exclusive of stock-based compensation) decreased by $50,000, or 54%, to $43,000 for the three months ended September 30, 2003, from the $93,000 for the three months ended September 30, 2002, due to a decrease in travel and related expenses. For the nine-month periods ended September 30, 2003 and 2002, marketing and selling expense was $189,000 and $341,000 respectively. The decrease of $152,000, or 45% reflected a decrease in travel and related expense and the elimination of two sales positions.

         Product development expenses mainly represent amortization of capitalized software development costs and related costs associated with the development of our intellectual property and technology infrastructure necessary to capture and process transactions. Product development expenses (exclusive of stock-based compensation) were approximately $64,000 and $144,000 for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease of $80,000, or 56%, was primarily attributable to a stabilized technology platform in 2002 and 2003, resulting in less development expense capitalized in prior periods and subsequent reduction in amortization in 2003. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions of our software are implemented. Product development expense for the nine-month periods September 2003 and 2002 were $246,000 and $839,000 respectively. The decrease of $593,000 or 71% was due to the stabilized technology platform and subsequent reduction of amortization expense mentioned above.

         General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended September 30, 2003 and 2002, total general and administrative expenses (exclusive of stock-based compensation) amounted to $550,000 and $1,169,000, respectively, a decrease of $619,000, or 53%. The decrease is attributable primarily to (i) reductions in employees resulting in savings on salaries, severance and related benefits of $260,000, (ii) reduction of healthcare expenses of $25,000, (iii) reduction in insurance, legal, consulting, and accounting of $97,000, and (iv) telecommunications of $129,000. For the nine-month periods September 2003 and 2002, general and administrative expenses were $1,851,000 and $4,328,000, respectively. The decrease of $2,477,000, or 57%
was primarily due to (i) reduction in employee salaries and benefits of $1,053,000 (ii) reduction in healthcare expense of $93,000, (iii) reduction in insurance, legal, consulting and accounting of $416,000, (iv) reduction in marketing and public relations expense of $157,000 and, (v) reduction in telecommunications expense of $254,000.

         Amortization of other intangibles are non-cash charges associated with the DynamicWeb, and Bac-Tech business combinations. Amortization expense was $83,000 and $710,000 for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease of $627,000 is due primarily to the completion of amortization of intangible assets acquired in the DWEB acquisition. For the nine-month periods ending September 30, 2003 and 2002, amortization expense was $407,000 and $1,099,000 respectively, a decrease of $692,000, or 63%, also related to the completion of amortization of DWEB intangibles.

         During the three-month periods ended September 30, 2003 and 2002, stock-based compensation expense amounted to $0 and $81,000, respectively. The deferred stock compensation cost in 2002 related to warrants issued to non-employees, and was expensed over the period of the expected benefit. The balance of unearned stock-based compensation at September 30, 2003 was zero. For the nine-month periods ending September 30,2003 and 2002, stock-based compensation expense amounted to $0 and $244,000 respectively, related to the aforementioned warrants.

         The Company defines Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as net income (loss) adjusted to exclude: (i) provision (benefit) for income taxes, (ii) interest income and expense, (iii) depreciation and amortization, and (iv) income or loss from discontinued operations.

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

         For the three-month periods ended September 30, 2003 and 2002, EBITDA from continuing operations was $89,000 versus an EBITDA loss of $719,000, respectively, an improvement of $808,000. For the nine-months ended September 30, 2003, EBITDA was $1,231,000, as compared to the loss of $1,367,000 reported for the same period in 2002, an improvement of $2,598,000. The improvement in EBITDA is a result of the savings from the Company's restructuring and cost reduction measures implemented in 2002, particularly in regard to general and administrative expense, negotiated settlements of outstanding liabilities, as well as an overall increase in revenues.

         A reconciliation of net loss to EBITDA for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

                                          For the three months           For the nine months
                                           Ended September 30,           Ended September 30,
                                       -------------------------     -------------------------
                                          2003           2002           2003           2002
                                       ----------     ----------     ----------     ----------
Net loss                               $     (238)    $   (2,158)    $      (21)    $   (5,345)
Loss from discontinued operations              --            420              6            762
                                       ----------     ----------     ----------     ----------

Loss from continuing operations              (238)        (1,738)           (15)        (4,583)

Amortization of product
  development costs                            64            144            246            839
Depreciation and amortization                  98            710            504          2,081
Interest                                      165            165            496            296
                                       ----------     ----------     ----------     ----------

EBITDA                                 $       89     $     (719)    $    1,231     $   (1,367)
                                       ==========     ==========     ==========     ==========

         Interest and other expenses, net amounted to an expense of $165,000 for the three-month period ended September 30, 2003 compared to $66,000 for the three-month period ended September 30, 2002. The higher interest expense for the third quarter 2003 is a result of non-cash interest expense of $106,000 related to the amortization of deferred financing fees and debt discount related to warrants combined with interest of $26,000 on the notes issued during the second half of 2002 and $33,000 of interest expense related to the $2 million senior subordinated convertible notes issued in January 2002 compared to interest expense offset by interest earned on a higher average cash balance in the three-month period ended September 30, 2002.

         Net loss in the third quarter of 2003 was $238,000, or $(0.08) per share, compared to a net loss of $2,158,000, or ($1.09) per share, for the same period last year, representing an improvement of $1,920,000. For the nine-month period ended September 30, 2003, net loss was $21,000, or ($0.00) per share compared to a net loss of $5,345,000, or ($2.80) per share for the nine-month period ended September 30, 2002. The improvement in net loss is a combined result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, our principal source of liquidity was approximately $277,000 of cash and cash equivalents. The Company drew down the remaining funds held in escrow pursuant to our July 2002 financing on April 29, 2003. As of September 30, 2003, we had a negative working capital position of $4,865,000. The report of our independent auditors' on our financial statements as of and for the year ended December 31, 2002 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

         As of November 20, 2003, our unaudited cash and cash equivalent balance was approximately $115,000. Though our ongoing quarterly cash expenses more closely approximate our quarterly revenue, the Company requires additional capital to resolve its outstanding obligations, improve its working capital position, and accelerate its growth.

         Though the Company has shown stronger financial performance in the past nine months, its reported EBITDA, which has been positive for the prior four quarters, and its small 2003 net loss are partially due to gains as a result of negotiated settlements with creditors or reversals of accruals associated with resolved issues. Though the Company has reported positive EBITDA for the first nine months of 2003, it still has negative cash flows from operations for this period. We used $124,000 of cash in continuing operations for the nine-months ended September 30, 2003. At our current quarterly expense rates, we will require approximately $875,000 in quarterly revenue and $930,000 in cash collections, respectively, to report positive EBITDA and cash flow from operations. However, there can be no assurances in this regard.

         Currently, we are dependent on our month-to-month collection activity as well as our best efforts in anticipating expenses in order to continue operations. Any unexpected shortfall in collections or unanticipated major expense could cause us to scale back our operations or even cause us to suspend or cease operations.

         The Company currently has contractual commitments from existing and prospective customers to proceed with projects sufficient, along with current capital, to fund its ongoing near term operational needs. However, should the Company not be successful in meeting deliverable schedules or project milestones, and is unsuccessful in pursuing potential remedies discussed below, it will need additional capital immediately.

         The Company successfully settled a potential liability of approximately $566,000 with a creditor who holds a license to software used by the Company to support its Trade Gateway TM platform. The settlement included an ongoing royalty of between seven and one-half (7.5) and ten (10.0) percent of revenue generated by the platform, up to a maximum payment of $300,000. As a result of the settlement, eB2B's quarterly margin derived from the platform will decrease by the amount of the royalty. Over the two year period of the agreement, the Company anticipates that growth of the Trade Gateway network will more than offset the effect of the royalty payments, however, in the near term, cash generated by the platform will be negatively affected.

         Further, the Company is obligated to pay interest on its five-year, 7%, senior subordinated secured convertible notes issued in January 2002 on a quarterly basis beginning March 2002, and each subsequent quarter thereafter, which interest payments have not been made. As a result of this default, the Company has likely cross-defaulted on its July 2002 five-year, 7%, senior secured convertible notes. If the Company does not make these payments, or obtain waivers from the noteholders, the noteholders may pursue whatever legal remedies are available to them under the terms of the notes, which are secured by all of the assets of the Company. In view of the Company's cash position, it has sought waivers from these holders. There can be no assurance that such waivers can be obtained or that such holders will not declare a default of their entire indebtedness and make claim to all of the assets of the Company. As of September 30, 2003 the aforementioned waivers had not been obtained.

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

         As a result of the above constraints, the Company has and will continue to explore both its strategic and structural options to resolve its issues, including filing for bankruptcy protection under Chapter 11. The Company has retained a creditor's rights attorney, a counsel to the Board, a valuation analyst and will retain other advisors as appropriate.

         We have taken actions to improve our cash position and fund any remaining operating losses including:

         o Additional cost reduction measures, which have reduced annual salaries, benefits or other operating expenses by approximately $20,000 per month,

         o Discussions aimed at securing additional capital, through commercial banking, investment banking, and receivables financing channels, which to date have not resulted in additional funds being available to the Company,

         o Discussions with potential sale or merger partners of the Company.

         o Discussions with secured and unsecured creditors regarding the Company's financial status.

         These concerns about capital may lead us to take additional steps to eliminate or curtail certain projects and conserve cash that may adversely affect operations. If we are unable to obtain additional capital as needed, we may be required to cease operations altogether. If we are able to raise additional funds on an equity basis, for which there can be no assurance, extensive dilution to existing shareholders would likely occur in light of the antidilution provisions of our preferred stock, notes, and related warrants. In fact, under certain scenarios, there may be virtually no value remaining to the common stock shareholders. Some of the alternatives that we are pursuing, however, may be less dilutive to existing shareholders.

         Notwithstanding the foregoing, the Company believes that our cash flow will continue to improve on a quarterly basis. A large percentage of our operating expense is fixed and as we increase our revenues, for which there can be no assurance, our operating expenses will remain relatively stable. In addition, during the third quarter, the Company finalized a contract with a major retailer to perform integration and outsourcing services, as well as provide its Trade Gatewaytm supplier enablement program to the customer's small and medium suppliers. The Company estimates that when fully implemented the contract will generate over $25,000 per month in recurring revenue.

         The Company has entered into various financing and commercial commitments. The Company's long-term debt is carried on its financial statements net of discounts of $869,000 at September 30, 2003. Following is a summary of required cash obligations as they come due:

                                                   Year Ended September 30,
                              --------------------------------------------------------------
                                 2004         2005         2006         2007         2008
                              ----------   ----------   ----------   ----------   ----------
Long-term debt                $3,688,000   $  200,000   $  200,000   $       --   $       --
Operating leases                 113,000      117,000      120,000      124,000       52,000
Capital leases                    57,000           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------
                              $3,858,000   $  317,000   $  320,000   $  124,000   $   52,000
                              ==========   ==========   ==========   ==========   ==========

         In July 2002, we initially closed a private placement of five-year 7% senior subordinated secured notes, which are convertible into shares of our common stock at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). Ten persons or entities, consisting of certain of our significant investors and members of our management, purchased these notes. The gross proceeds of this transaction, amounting to $1,200,000, have been used for working capital and general corporate purposes. These notes contain full ratchet anti-dilution protection in certain events, including the issuances of shares of stock at less than market price or the applicable conversion price. These notes along with the $2,000,000 of notes issued in the January 2002 private placement are secured by substantially all of our assets. The security interest with respect to the notes issued in the July 2002 financing is senior in right to the security interest created with respect to the notes issued in January 2002. In connection with the July 2002 financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of these notes pending our acceptance of subscriptions and were disbursed as provided in the escrow agreement. On the closing of this financing, proceeds of $350,000 were released to us. As provided in our escrow agreement, the remaining proceeds were disbursed as follows:
$275,000 in September 2002, $275,000 in November 2002 and $300,000 in April
2003.

         On April 29, 2003, we drew down the remaining funds held in escrow. The draw down on our financing triggered anti-dilution provisions affecting the conversion price of the Company's notes issued in January 2002, Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants.

         Net cash used in continuing operating activities totaled approximately $124,000 for the nine-months ended September 30, 2003 as compared to $1,830,000 for the same period in 2002. Net cash used in continuing operating activities for the nine-month period resulted primarily from (i) a $609,000 use of cash from operating assets and liabilities, including the recognition of a significant portion of deferred revenue, (ii) a $15,000 use of cash from continuing operations and (iii) an aggregate of $500,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, non-cash interest expense less the gain from the creditor settlement discussed previously. Net cash used in operating activities for the nine-months ended September 30, 2002, resulted primarily from (i) the $5,345,000 net loss from continuing operations offset by (ii) $152,000 of cash provided by operating assets and liabilities, (iii) an aggregate of $3,363,000 of non-cash charges consisting primarily of depreciation, amortization and stock-based compensation expense, less a restructuring credit.

         Net cash used in investing activities totaled approximately $262,000 of product development costs for the nine-months ended September 30, 2003 as compared to net cash used by investing activities of approximately $571,000 for the same period in 2002. Net cash used in investing activities for the nine-months ended September 30,2002 resulted from (i) the acquisition of Bac-Tech Systems, Inc., including net cash outlays of $198,000, (ii) $367,000 in product development costs consisting of fees of outside contractors and capitalized salaries, and (iii) $6,000 of property and equipment acquisitions.

         Net cash provided by financing activities totaled $238,000 for the nine-months ended September 30,2003 and resulted from the draw down of the remaining funds in escrow from the July 2002 financing of $275,000 less payments of borrowings totaling $37,000. Net cash provided by financing activities of $525,000 for the nine-months ended September 30, 2002 resulted from payments of capital leases totaling $100,000 and $625,000 drawn from escrow from the July 2002 financing.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULT ON SENIOR SECURITIES

         According to the terms of its January 2002 five-year, 7%, subordinated senior secured notes, the Company was obligated to begin making interest payments each quarter, in cash or registered shares of company stock, beginning March 2002. To date, the Company has paid no cash interest and because we do not have an effective registration statement covering the applicable shares, we are in default in the approximate amount of $238,000, representing interest payments for March, June, September, and December of 2002, as well as March and September 2003. The total amount of indebtedness equals $2,262,500 plus the unpaid interest.

         Because of the amount owing on the January 2002 notes, it is likely that we are in a cross-default position regarding our July 2002 notes, which limit the amount of indebtedness the Company may incur. The total amount of the July 2002 notes is $1,200,000.

ITEM 5. OTHER INFORMATION

         The Board of Directors approved an amendment to the Company By-laws on October 9, 2003, so that the Company could maintain a Board of Directors consisting of a single Director, the minimum allowable under the laws of the State of New Jersey. Subsequent to the approval of the amendment, Thom Waye resigned as a Director of the Company. The current Board consists of Richard Cohan, Chairman and Chief Executive Officer. A copy of the amendment and adopting resolution is attached as Exhibit 3.2.5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.2.1 Amended and Restated Bylaws of the Registrant adopted March 7, 1997.

         3.2.2    Amendments adopted January 21, 1998 to Bylaws of the
                  Registrant

         3.2.3    Amendments adopted October 9, 2003 to Bylaws of the Registrant

         31. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         A Form 8-K was filed on July 22, 2003 to report an Amendment to the Company's agreement with Interworld Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eB2B Commerce, Inc.
                                       -------------------
                                       (Registrant)


                                       November 26, 2003

                                       By: /s/ RICHARD COHAN
                                           -------------------------------------
                                       Chief Executive Officer and President
                                       (Principal financial officer)