Form 10KSB
period 2003-12-31
EB2B COMMERCE INC /NY/
filed 2004-12-17
CIK 317788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-10039

                                 ______________

                               eB2B COMMERCE, INC.
                 (Name of Small Business Issuer in its Charter)

                                 ______________


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

                                 ______________

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for fiscal year ended December 31, 2003: $4,013,000

         As of September 30, 2004, the aggregate market value of our company's common stock (based upon the closing sales price on such date) of the Registrant held by non-affiliates was $ 26,826

         Number of shares of our company's common stock outstanding at September 30, 2004: 8,467,461

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Description of Business

General

We are a provider of business-to-business transaction management services designed to simplify trading between buyers and suppliers.

We use proprietary software to automate, integrate, and enable an electronic trading process to take place between business partners. Our technology platform allows these partners to initiate, communicate, and respond to business documents, regardless of the differences in the partners' respective computer systems.

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

We also provide professional services and consulting services to tailor our software to our customers' specific needs with regard to automating the customers' transactions with their suppliers, as well as to assist businesses that wish to build, operate or outsource the transaction management of their business-to-business trading partner relationships and infrastructure.


Recent Developments

In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interest of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. For the years ended December 31, 2003 and 2002, the Company's discontinued operations contributed net sales of $-0- and $1,105,000 respectively.

On April 14, 2004 the Company filed an 8-K disclosing that the Company's Senior Secured Convertible Noteholders had declared the Company in default on its interest payments of approximately $432,000 and as a result was demanding acceleration of $3,200,000, the face value of the Senior Secured notes, plus accrued interest. As the Company had insufficient cash to satisfy the claims of its Noteholders, good faith negotiations ensued to resolve the issue to the benefit of the Company's shareholders.

On October 27, 2004 the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.

In the Plan filed with the Court , the Senior Convertible Notes, (i) an aggregate principal amount of $2,000,000 due in January 2007, and (ii) an aggregate principal amount of $1,200,000 due beginning in July 2007 will be exchanged for most of the assets of the Company. The remaining Bac-Tech note will also be extinguished in exchange for a consideration by the Senior Convertible noteholders.

The report of our independent auditors on our financial statements as of and for the year ended December 31, 2003 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations plus the fact that we have initiated a Chapter 11 proceeding, raise substantial doubt about our ability to continue as a going concern.

No assurance can be given that the Plan will be confirmed or, that if it is confirmed, the shareholders of the Company will receive anything of value in exchange for their shares.

Under our Plan of reorganization, a new Board of Directors will be constituted by a Plan Sponsor, who will purchase the remaining assets of eB2B Commerce, Inc. not exchanged in satisfaction of secured and unsecured claims. Shareholders of eB2B Commerce, Inc. are expected to receive newly issued shares in a reconstituted eB2B Commerce, Inc. We anticipate the Company pursuing a different line of business in the future. Investors may secure a copy of the Disclosure Statement in the bankruptcy case at the Bankruptcy Court's Internet site at www.nysb.uscourts.gov, Chapter 11 Case Number 04-16926(CB).

On December 8, 2004, the Securities and Exchange Commission filed an objection to the Disclosure Statement and Plan with the Court, as did the United States Trustee on November 19, 2004. The bases for the objections were that the company had not disclosed fully the future business and plan of eB2B Commerce, and that under our plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan. A hearing on the Disclosure Statement will be held on December 15, 2004 where we anticipate that this objection will be addressed by the court.

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

On February 22, 2000, prior to the April 2000 acquisition of DynamicWeb Enterprises, former eB2B completed its acquisition of Netlan Enterprises, Inc. and its subsidiaries. At the time of the acquisition, Netlan was engaged in website development for clients and software and other technical training for clients. Pursuant to the agreement and plan of merger, Netlan's stockholders exchanged 100% of their common stock for 8,334 shares of our common stock. Additionally, 13,334 shares of our common stock were issued, placed into an escrow account, and released to certain former shareholders of Netlan upon successful completion of escrow requirements. The purchase price of the Netlan acquisition was approximately $5,230,000. We recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based, privately-held e-commerce business, through a merger. Pursuant to the merger agreement, we paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments in 2004 and 2005. In connection with the acquisition, we employed the two Bac-Tech stockholders for a period of three years. Robert Bacchi now serves as our chief operating officer and Michael Dodier is no longer employed by eB2B. Bac-Tech offered comprehensive EDI and web-based services to a portfolio of nationally known suppliers.

Industry Background

Businesses are increasingly seeking to improve their operating efficiency with other businesses through electronically automated and integrated solutions. Electronic Data Interchange, or EDI, is a specific form of business-to-business electronic commerce, consisting of a standard protocol for electronic transmission of data between a company and a third party. EDI has existed for over twenty years. It is a very expensive technology to both implement and maintain and is, therefore, typically utilized by the largest companies. In an EDI transaction, the computers of the buyer and the supplier communicate and exchange the relevant information using an agreed-upon or standard format. Until recently, companies that wanted to conduct business electronically were required to have a special type of computer network called a value-added computer network or "VAN". For a significant fee, a VAN, often managed by a separate third party, was responsible for the guaranteed exchange of business documents between trading partners.

The emergence of the Internet as an alternative means of managing the transactional flow of business-to-business document exchange has revolutionized the way businesses operate and interact with their trading partners. The Internet, coupled with a new breed of software solutions called Web Services, has created technology that supports highly efficient channels of communication. Expensive solutions and VAN connectivity charges are no longer necessities for conducting EDI transactions. This development gives small and medium-sized buyers and suppliers access to the same efficiencies associated with traditional EDI systems. In addition, the combination of the Internet and Web Services enable buyers and suppliers of all sizes to electronically exchange business documents and interact with a greater number of potential trading partners. New opportunities are created for expanding business reach and growing revenue. Companies of all sizes in virtually all industries can realize potentially significant return on investment by using these new, affordable technologies to gain efficiencies throughout their supply chains.

Faced with the challenges of a recessionary economic environment, companies are now trying to justify existing, sometimes large, investments made in older supply chain or EDI-based systems and evaluating conversion alternatives. Decision-makers are interested in creating measurable operating efficiencies while achieving quick return on investment (ROI), which are the primary benefits of this new generation of solutions.

Our Business

We use our software and professional services expertise to provide simple, affordable, high ROI solutions for trading between business partners.

The Company believes that the vast majority of both domestic and international trading transactions and the related transfer of documents are still conducted via phone, fax and mail. Included in our potential market are over 100,000 retailers and over 2 million suppliers, who transact over $1 trillion in annual purchases.

We are primarily an Applications Services Provider for our customers, enabling them to effectively manage their trading relationships with minimal additional investment in owned platforms or software. Our products and services include:

         o Trading Hubs (or Private Exchanges), where we provide services to automate a customer's existing business relationships. Through our technology, we provide a dedicated platform for large buyers or large suppliers to transfer business documents electronically via traditional EDI and the Internet to their small and medium-sized trading partners. We provide the Web-based application, accessible through any Web-browser, and the enablement services to contact, market, register, and activate trading partners.

         o Trade Gateway, which is our generic exchange for small and medium-size, suppliers, and a growing number of large retailers. Through our technology, we provide an environment where business documents can be exchanged with many partners from a single, secure environment, without the need for a user to access multiple Websites or trading environments.

         o EDI Outsourcing, where we work with a specific partner to facilitate the exchange of data, in any of a variety of formats and communication methods, with a targeted partner or partners. We act as the EDI department of our customer's business.

         o End-to-End Integration, where we facilitate the movement of trading or supply chain information directly into our customer's back-end Accounting, Enterprise Resource Planning, Logistics, Warehouse Management, or other system without human intervention.

We augment our business with professional services, which provides consulting expertise to our client base. Our consultants work both within our normal operation and may also reside remotely at an EDI enabled retailer or supplier with the objective of providing EDI expertise that does not exist on-site.

We believe that our products and services provide the following advantages to trading partners:

Benefit to Suppliers

         o     Higher revenue by interacting with more buyers
         o     Significant reduction in order processing costs
         o     Reduced customer service costs
         o     Significant reduction in error rates
         o Increased inventory turnover and decreased order-to-delivery cycle time
         o     Improved purchasing history and buying pattern information
         o     Increased ability to project demand cycles
         o     Predictable, low monthly payments

Benefit to Buyers

         o     Significant reduction in order management costs
         o     Substantially more convenient and efficient ordering
         o     Significant cost and efficiency gains via electronic invoicing
         o Real-time information exchange, with access to order status, shipment timing and inventory availability
         o     Improved product information via online catalog access

         o     Faster delivery
         o     Significant reduction in order error rates
         o     Access to broader base of suppliers


Markets and Marketing

The marketing goals of our Transaction Processing and related services business unit have been to:

         1) attract and retain buyers and suppliers in the following vertical industries:

         o     chain drug
         o     retail
         o     telecommunications
         o     consumer electronics

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

Key clients in the chain drug vertical include Rite Aid Corporation, Duane Reade, and Eckerd. In the retail vertical, Toys "R" Us and Party City are our predominant customers. In the telecommunications vertical, customers include Verizon and USA Wireless, and in the consumer electronics vertical, Best Buy is our leading account. For the years ended December 31, 2003 and 2002, 21% and 25% of our revenues, respectively, were derived from Toys "R" Us.

ALLIANCES AND PARTNERSHIPS

We believe that alliances with technology firms and other partnerships will be integral to our success. Joint marketing or sales programs with alliance partners would be intended to gain broader access to large and mid-size companies, enabling us to add connections to many of their small and medium-sized suppliers. Currently, the Company is a Progress Independent System Vendor (ISV), participating in the Progress Corporation's ASPEN program, whereby the Company may advantageously remarket Progress software under a revenue sharing arrangement to an unlimited number of customers.

The Company entered a Strategic Service Partner Agreement in July 2003 with a leading Enterprise Resource Planning software vendor, Epicor Corporation, to provide its EDI services to Epicor's Vantage and Vista product groups. While we expect additional partnership agreements to be concluded during 2004, there can be no assurance that the Company will be successful in this regard.

While our sales focus is primarily directed toward specific targeted vertical markets, our proprietary software was built to operate across many industries without requiring significant enhancements. This will allow us to easily expand into additional vertical markets in the future.

We market and sell our services through a direct sales force in the United States of America and indirectly through partnerships and reseller arrangements. To extend our vertical market reach and increase sales opportunities in the vertical industries we have selected, we participate in a small number of national trade shows.

As of December 31, 2003, we supported electronic trading for approximately 1,500 supply organizations. As of December 31, 2003, we were processing in excess of 340,000 transactions per quarter representing over $1.4 billion of annual purchasing volume.

Competition

Business-to-business electronic commerce is a rapidly evolving industry. Competition is intense and is expected to increase in the future. EDI products and services may become commodities in the near future.

Our competition is primarily made of a number of companies public and private who have gained either product or market traction using similar techniques. Publicly traded competitors in related markets include AdvantE Corporation, Neoforma, Inc., and The viaLink Company. Privately held competitors include Automated Data Exchange (ADX), GXS (a divestiture of General Electric), and SPS Commerce, for which minimal financial information is available.

We believe that additional competition may come from large retailers and suppliers themselves, who may create their own proprietary solutions to automate the exchange of business documents, thereby reducing our target universe. We believe it will ultimately prove to be an inefficient use of resources on their parts and too complicated for each trading partner to access multiple discrete trading sites, as compared to using our services.

Intellectual Property

Our success depends on our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trade secrets and copyright law, as well as contractual restrictions, to protect the proprietary aspects of our technology. We protect the source code for our proprietary software, documentation and other written materials under trade secret and copyright law.

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

Product Development

Our product development efforts for our proprietary software are directed toward the development of new complementary services and the enhancement and expansion of the capabilities of existing services. Product development expenses were approximately $506,000 and $1,217,000 for the years ended December 31, 2003 and 2002, respectively. We continue to make the product development expenditures that management believes are necessary to rapidly deliver new features and functions. As of December 31, 2003, six employees were engaged in product development activities. When necessary, based on specific customer needs to rapidly deliver new features and functions, we may hire consultants who take part in product development activities. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes some of these costs. They are amortized over a period of two years.

Personnel

As of December 31, 2003, we employed 18 full-time employees, and 7 employees compensated on an hourly basis, which may be equivalent to full-time. Many of our employees are highly skilled, with advanced degrees. Our continued success depends upon our ability to continue to attract and retain highly skilled employees. We have never had a work stoppage, and none of our employees are represented by a labor organization. We consider our employee relations to be good.


Item 2. Description of Property

We operate out of a single facility in New York, New York. The following table sets forth information on our property:

    Principal Address    Square Footage    Owned/Leased     Purpose
    -----------------    --------------    ------------     -------

    665 Broadway             5,000            Leased        Corporate
    New York, NY  10012                                     Headquarters Offices

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

Item 3. Legal Proceedings

We are party to certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of our management, the amount of ultimate liability with respect to these actions may materially affect our financial position, results of operations and cash flows.

In October 2000, Cintra Software & Services Inc. commenced a civil action against our company in New York Supreme Court, New York County. The complaint alleges that we acquired certain software from Cintra upon the authorization of our former Chief Information Officer. Cintra is seeking damages of approximately $856,000. We have filed an answer denying the material allegations of the complaint. There has been no additional activity in 2003. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously defend the action.

On August 14, 2004, the Company received notice from the legal representative of the Company's Senior Secured Noteholders indicating their intention to accelerate payment of $3,200,000 of Senior Secured Convertible Notes issued in our January 2002 and July 2002 financings, as a result of the Company's default on its interest payments. At December 31, 2003, the Company owed the Noteholders $377,000, which it was unable to pay.

At September 30, 2004, the Company owed the Noteholders interest in the amount of $544,762. As a result of the Company's continued inability to satisfy the interest owed in cash or shares of the Company's stock, the Company reached agreement with its Noteholders to pursue a restructuring under Chapter 11 of the U.S. Bankruptcy Code. As stated earlier, on October 27, 2004 the case was begun in the U. S. Bankruptcy Court in the Southern District of New York. Simultaneously with the filing of the case, a Plan of reorganization was also filed, to effectuate satisfaction of this default on terms beneficial to the Company's other creditors and shareholders.

The Company had also received notice from the legal representative of one of the Bac-Tech principals to accelerate payment of $300,000 on a Promissory Note related to the January 2002 acquisition of Bac-Tech, which is secured by the Intellectual Property related to the acquisition. As of December 31, 2003, the Company had obligation to pay the aforementioned party $100,000 on January 1, 2004, which it was unable to pay. This claim was settled and mutual releases signed in August 2004. Under the terms of the settlement, a one-time discounted payment satisfied the Promissory Note in full.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock had been quoted on the Nasdaq SmallCap Market under the symbol "EBTB" since August 15, 2000 and through August 26, 2002. After that time, our common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. Since September 21, 2004, our common stock has traded on the "Pink Sheets" under "penny stock" rules, due to our delinquency in filing this Form 10-K for Calendar Year 2003 and subsequent SEC financial reports, pending negotiations with our Senior Secured Noteholders. The volume of trading in our common stock has been limited during the periods it has not been on the Nasdaq SmallCap Market and the closing sale prices reported may not be indicative of the value of our common stock or the existence of an active trading market for shares of eB2B Commerce, Inc.

The following table sets forth the high and low closing sale prices for our common stock for the periods indicated as adjusted for the 1 for 15 reverse stock split effected January 10, 2002:

         Quarter Ended                                      High        Low
         -------------                                      ----        ---

         March 31, 2002..........................          $3.62       $  .96
         June 30, 2002...........................           1.25          .11
         September 30, 2002......................            .16          .10
         December 31, 2002.......................            .11          .03

         March 31, 2003..........................            .08          .03
         June 30, 2003...........................            .12          .04
         September 30, 2003......................            .11          .04
         December 31, 2003.......................            .09          .03

As of September 30, 2004, we have approximately 706 record holders of our common stock.

         The Company has a significant number of shares of common stock underlying its derivative securities, as follows (excluding stock options):

                                                                   Aggregate No.
                                                   Exercise or          Of
                                                 Conversion Price   Underlying
         Security                                 Per Share ($)       Shares
         -------------------------------------   ----------------  -----------

         Series A Preferred Stock                        2.33            2,500
         Series B Preferred Stock                        6.14        3,575,000
         Series C Preferred Stock                         .49       17,789,000
         Original Bridge Warrants                        .101        9,483,000
         Merger & Advisory Warrants                     31.05          117,000
         Credit Line Warrants                            1.40          218,000
         Series C Agent Warrants - Common                1.20        1,397,000
         December 2001 Bridge Warrants                    .88          364,000
         January 2002 Investor Warrants                  1.43        1,593,000
         January 2002 Agent Warrants                     1.19          212,000
         Series B Investor Warrants                      5.23        1,376,000
         Series B Agent Warrants                         5.23        1,355,000
         Other Warrants                           .20 - 58.65          377,000
         January 2002 Convertible Notes                  .101       22,405,000
         July 2002 Financing Convertible Notes           .101       11,881,000
                                                                   -----------
                     Total                                          72,144,500
                                                                   ===========

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



Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements
The statements contained in this Form 10-KSB that are not historical facts may be "forward-looking statements," as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, which contain uncertainty and risk and reflect the current views of eB2B Commerce, Inc. (the "Company") with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company's liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its reorganization plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; economic conditions; labor costs; financing availability and costs; insurance costs; competitive pressures on pricing and on demand; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities, common stock and/or other equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

All forward-looking statements made in this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the factors listed below in the section captioned Risk Factors and other cautionary statements included in this Form 10-KSB.

General

This item should be read with the financial statements and accompanying notes, included elsewhere in this Form 10-KSB. It is intended to assist the reader in understanding and evaluating our financial position.

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


Overview

We are a provider of business-to-business electronic commerce (e-commerce) products and services designed to enable trading partners to exchange business documents electronically. In doing so, the process of ordering, managing, tracking, warehousing, and invoicing goods and services is made more efficient for our customers.

We provide access via the Internet and other communications methods to our proprietary software, which is maintained on our hardware and on hosted hardware.

We develop, market, and support products and services that allow us to enable small and mid-size companies to participate in electronic trading via Internet-based software, which we call Supplier Enablement services.

We also offer professional services, which provide consulting and technical expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships.

The Company's business is comprised of four principal products/services as follows:

         o Trading Hubs (or Private Exchanges) - which is a dedicated trading portal for a large buyer or supplier to communicate electronically with its trading partners

         o Trade Gateway - which is an open, Web-enabled electronic trading network for suppliers to reach a growing number of buyers in retail, healthcare, telecommunications, and other industries

         o e-Commerce Outsourcing - which develops, maintains, and integrates e-Commerce applications for buyers and suppliers on a fully outsourced basis

         o Professional Services - which provides software consulting and development services to large enterprises.

Years Ended December 31, 2003 and 2002

REVENUES

Revenue for the year ended December 31, 2003 increased approximately $520,000 or 15% to $4,013,000 compared to $3,493,000 for the year ended December 31, 2002. Revenue from core transaction processing was $3,063,000, an increase of $828,000, or 37%, compared to $2,235,000 in 2002. This increase was offset by either a decline or zero growth in the non-core pieces of our transaction processing business, which were part of various prior acquisitions, including the following: (i) a $2,000 increase in professional services to $860,000 in 2003 compared to $858,000 in the similar period of 2002, as a result of continuing cost containment measures by a key customer; (ii) anticipated contraction of a legacy EDI outsourcing business acquired from DynamicWeb, which decreased approximately $197,000, or 78%, during 2003 to $55,000 from the $252,000 recognized in 2002; and (iii) anticipated decline in other professional services to legacy customers of $103,000 in 2003 to $35,000 from the $138,000 recognized in 2002

COST OF REVENUES

Cost of revenue consists primarily of (i) salaries and benefits for employees providing technical support, (ii) salaries and benefits of personnel and consultants providing consulting services to clients and (iii) communication and hosting expenses associated with the transmittal and hosting of our transaction data. Total cost of revenue for the year ended December 31, 2003 amounted to $844,000, compared to $1,215,000 for the year ended December 31, 2002, a decrease of approximately $371,000 or 31%. This decrease was primarily a result of renegotiated rates for telecommunications and remote hosting services, as well as lower salary and benefit costs for professional services personnel.

OPERATING EXPENSES AND COST CONTROLS

Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses for the year ended December 31, 2003 amounted to $216,000 as compared to $500,000 for the year ended December 31, 2002, a decrease of $284,000 or 57%. The decrease is chiefly associated with the contraction of sales and marketing salaries implemented in 2002 and continued in 2003, and the commitment of most of the Company's resources to supporting existing large customers and the development of their Trading hubs, rather than pursuing new customers.

Product development costs mainly represent payments to outside contractors and personnel and related costs associated with the development of our technological infrastructure necessary to process transactions, including the amortization of certain capitalized costs. Product development costs were approximately $506,000 for the year ended December 31, 2003 as compared to $1,217,000 for the year ended December 31, 2002, a decrease of $711,000 or 58%. The product development expenses in 2003 consist entirely of amortization of capitalized software development costs. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from year to year as various milestones in the development cycle are reached and future versions are implemented.

General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the years ended December 31, 2003 and 2002, total general and administrative expenses amounted to $1,832,000 and $5,089,000, respectively, representing an decrease of $3,216,000 or 63%. The decrease is attributable to the impact of the restructuring plan implemented in 2001 and 2002, and further reduction in personnel and sales and marketing expenses during 2003.

During the year ended December 31, 2003, stock-based compensation expense amounted to $31,000 as compared to $12,000 for the year ended December 31, 2002, an increase of $19,000 or 158%. The increase was due to employee stock options granted during 2003.

Net interest expense, inclusive of deferred financing costs, during the year ended December 31, 2003 was approximately $661,000 as compared to $601,000 for the year ended December 31, 2002. The increase was attributable to a full year's interest expense from the Company's July 2002 Senior Secured Convertible Notes compared to six months in 2002.


NET INCOME

Net income for the year ended December 31, 2003 was $128,000, compared to a net loss of $9,011,000 for the year ended December 31, 2002, an improvement of $9,139,000 or 101%. Before the impact of settlements of outstanding payables from discontinued operations, loss was $32,000. There were no impairment charges to goodwill in 2003. Excluding a one-time decrease in expense due to settlement of a liability with IW Holdings, net loss would have been $447,000.

Net income per share was $ 0.01 on a fully diluted basis, for the year ended December 31,2003. compared to $ (4.67) per share on a fully diluted basis for the year ended December 31, 2002. Excluding income (loss) from discontinued operations, the Company showed neither loss nor gain on a fully diluted basis for the year ending December 31, 2003, compared to $ (4.14) per share on a fully diluted basis for the year ending December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003, our principal source of liquidity was approximately $146,000 of cash and cash equivalents.

As of December 31, 2003, we had a negative working capital position of $4,797,000. Excluding deferred revenue of $265,000, which represents projects that we expected to complete in the first and second quarter of 2004, we had a negative working capital balance of $4,532,000. These projects were in fact completed during the first half of 2004.

The Company has significant long-term liabilities including Senior Convertible Notes in the aggregate principal amounts of $3,200,000, with interest of $544,762 through September 30, 2004; notes issued to creditors in the amount of $262,500 with interest of $50,532 through September 30, 2004, and remaining notes issued in connection with the acquisition of Bac-Tech of $300,000, $100,000 of which was payable January 1, 2004. The Company has not paid this amount.

On October 27, 2004 the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.

In the Plan filed with the Court , the Senior Convertible Notes, (i) an aggregate principal amount of $2,000,000 due in January 2007, and (ii) an aggregate principal amount of $1,200,000 due beginning in July 2007 will be exchanged for most of the assets of the Company. The remaining Bac-Tech note will also be extinguished in exchange for a consideration by the Senior Convertible noteholders.

The report of our independent auditors on our financial statements as of and for the year ended December 31, 2003 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations plus the fact that we have initiated a Chapter 11 proceeding, raise substantial doubt about our ability to continue as a going concern.

Under our Plan of reorganization, a new Board of Directors will be constituted by a Plan Sponsor, who will purchase the remaining assets of eB2B Commerce, Inc. not exchanged in satisfaction of secured and unsecured claims. Shareholders of eB2B Commerce, Inc. are expected to receive newly issued shares in a reconstituted eB2B Commerce, Inc. We anticipate the Company pursuing a different line of business in the future. Investors may secure a copy of the Disclosure Statement in the bankruptcy case at the Bankruptcy Court's Internet site at www.nysb.uscourts.gov, Chapter 11 Case Number 04-16926(CB).

Since our inception on November 6, 1998, we have incurred significant operating losses, net losses and negative cash flows from operations, due in large part to the start-up and development of our operations and the development of proprietary software and technological infrastructure for our platform to process transactions.

There can be no assurance that the Court will approve our Plan, that the Company will continue to exist, or exist as an Internet e-Commerce business, our that the Company will be re-listed on the OTC Bulletin Board. There also can be no assurance that revenue will improve, that expenses will not increase, that net losses will be reduced or that we will generate positive cash flow from operations.

Historically, we have funded our losses and capital expenditures through borrowings and the net proceeds of prior securities offerings. From inception through December 31, 2003, net proceeds from private sales of securities and issuance of Convertible notes totaled approximately $39 million.

CASH FLOW

Net cash used in continuing operating activities totaled approximately $297,000 for the year ended December 31, 2003, compared to net cash used in continuing operating activities of approximately $1,449,000 for the year ended December 31, 2002. Net cash used in continuing operating activities for the year ended December 31, 2003 resulted primarily from (i) the $32,000 net loss from continuing operations and (ii) a $910,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $771,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, non-cash interest expense and the gain on settlement of liabilities. Net cash used in operating activities for the year ended December 31, 2002 resulted primarily from (i) the $7,984,000 net loss from continuing operations and (ii) an $864,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $7,395,000 of non-cash charges consisting primarily of depreciation, amortization stock-based compensation expense, impairment of goodwill and restructuring charges.

Net cash used in investing activities totaled approximately $351,000 for the year ended December 31, 2003 as compared to net cash used by investing activities of approximately $731,000 for the same period in 2002. Net cash used in investing activities for the year ended December 31, 2003 resulted from (i) the purchase of capital assets for $12,000, and (ii) $339,000 in product development costs consisting of fees of outside contractors and capitalized salaries. Net cash used in investing activities for the year ended December 31, 2002 resulted from (i) the acquisition of Bac-Tech Systems, Inc., including net cash outlays of $250,000, and (ii) $477,000 in product development costs consisting of fees of outside contractors and capitalized salaries.

Net cash provided by financing activities totaled approximately $225,000 for the year ended December 31, 2003, compared to approximately $735,000 for the year ended December 31, 2002. On April 29, 2003, we drew down the remaining portion of our funds escrowed from our July 2002 private placement financing and during 2003 and paid $50,000 on other borrowings. On July 15, September 11, and November 4, 2002, the Company drew down aggregate proceeds of $900,000 from its July 2002 financing, and during 2002 paid $165,000 for capital lease obligations and other borrowings.

Critical Accounting Policies

High-quality financial statements require rigorous application of high-quality accounting policies. Management believes the following represent our critical accounting policies. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see the Notes to the Financial Statements included in this Form 10-KSB.

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

Critical Accounting Estimates

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value than to a shorter-lived asset with a definitive life (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, there is also judgment involved in determining whether long-lived assets are impaired. Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible and long-lived assets is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible and long-lived assets and goodwill for impairment using the guidance of applicable accounting literature.

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

Risks Relating to Our Business

We filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the Southern District of New York on October 27, 2004.

As part of the filing, we filed a Plan of reorganization with the Court. Under the Plan, Senior Secured Noteholders will receive most of the assets of the Company in exchange for their Debt and interest obligations. We anticipate that a reconstituted Board of Directors will look for another line of business in which to redirect the company. According to the plan, we expect that 7 per cent of the reissued stock of the corporation will go to common and preferred shareholders of eB2B Commerce, Inc. Unsecured creditors of the Company are expected to receive between 50 and 70 per cent of their unsecured claims.

On December 8, 2004, the Securities and Exchange Commission filed an objection to the Disclosure Statement and Plan with the Court, as did the United States Trustee on November 19, 2004. The bases for the objections were that the company had not disclosed fully the future business and plan of eB2B Commerce, and that under our plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan. A hearing on the Disclosure Statement will be held on December 15, 2004 where we anticipate that this objection will be addressed by the court.

We are in default of our Senior Secured Notes, totaling $3.2 million plus $544,762 in accrued interest, a Note to a creditor for $262,500 plus $36,750 in accrued interest, and a Promissory Note for the purchase of Bac-Tech systems, for $300,000.

Our Senior Secured Noteholders have demanded acceleration of their repayment of principal plus interest, which we are unable to pay. As a result we have agreed to restructure the Company under in U.S. Bankruptcy Court to effect a settlement of their claims, and maximize benefit to our creditors and shareholders.

We have a limited operating history, have incurred significant losses and can give no assurance that we can ever sustain profitability.

We have a limited operating history in the business-to-business electronic commerce industry. We had no revenues and incurred a net loss attributable to common stockholders of $37,562,000 for the year ended December 31, 1999, which amount is inclusive of a deemed dividend on preferred stock of $29,442,000. For the year ended December 31, 2000, we generated revenues of $5,468,000 and incurred a net loss attributable to common stockholders of $41,335,000. For the year ended December 31, 2001, we generated revenues from continuing operations of $4,333,000, and incurred a net loss of $73,494,000, inclusive of a goodwill impairment charge of $43,375,000. For the year ended December 31, 2002, we generated revenues from continuing operations of $3,493,000, incurred a net loss of $9,011,000, inclusive of an impairment charge of $2,732,000, and our accumulated deficit was $161,519,000 at December 31, 2002. For the year ended December 31, 2003, we generated revenues from continuing operations of $4,013,000, had net income of $128,000 and our accumulated deficit was $161,382,000.

We cannot give assurances that we will sustain profitability. Sales are expected to increase due to the increasing number of companies joining the Trade Gateway. Among other things, to achieve profitability, we must market and sell substantially more services, hire and retain qualified and experienced employees and be able to manage our expected growth. We may not be successful in these efforts.

We received a "going concern" opinion from our Independent Auditors and may need additional capital, which, if not obtained, could require us to cease operations.

As of December 31, 2003, we had approximately $146,000 in cash to fund operating and working capital requirements. We anticipate generating positive cash flow from ongoing operations on a recurring basis in 2004, although there can be no assurance in this regard.

As of December 31, 2003, we had a negative working capital position of $4,797,000. Excluding deferred revenue of $265,000, which represents projects that we expect to complete in the first and second quarters of 2004, we had a negative working capital balance of $4,532,000. There can be no assurance that we will be successful in reducing our liabilities. If we are unsuccessful in reducing these liabilities and do not sustain revenues and cash collections to $950,000 and $900,000 per quarter, respectively, we are unlikely to have the capital to fund our operations through 2004.

The report of our independent auditors on our financial statements as of and for the year ended December 31, 2003 contains an unqualified report with an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operations in addition to our bankruptcy filing under Chapter 11 raise substantial doubt about our ability to continue as a going concern.

Our business model may not be successful.

Our business-to-business electronic commerce model is based on the general activity in trading hubs for the purchase and sale of goods between buyers and suppliers. While we have signed several participants into our networks, none of the participants are required to conduct a minimum level of business. If our business strategy is flawed or if we fail to execute our strategy effectively, our business, operating results and financial condition will be substantially harmed. The success of our business model will depend upon a number of factors, including:

         o the willingness of our customers to continue to use the services during and after the Chapter 11 process

         o the addition of significantly more buyers and suppliers in our trading hubs

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

As of December 31, 2003, we connected approximately 1,500 supplier organizations within our trading communities. We currently anticipate that the number of buyers and suppliers would have to increase to approximately 2,000 on an annual basis in order for us to achieve sustained profitability. This represents added suppliers provided by our existing sponsors and by new hub sponsors, which need to be sold our services. Based on historical results, we estimate that we can sign and implement these suppliers to our service with appropriate sales and marketing investment. However, we have been constrained by our cash position and unable to make those investments in 2004. If we are unable to increase either the number of buyers or suppliers, the overall value of the trading hubs would be diminished, which could harm our business, operating results and financial condition.

The loss of one or a small number of customers could substantially reduce our revenues.

In the year ended December 31, 2003, one customer accounted for approximately 21% of our total revenue. In the year ended December 31, 2002, this customer accounted for approximately 25% of our total revenue. We expect a decline in professional services revenues from the customer and, therefore, expect that such percentage will decline over the long-term. If this customer were to substantially reduce or stop its use of our services, our business, operating results and financial condition would be harmed.

Principal customers in our transaction processing and related services include Toys "R" Us, Eckerd Drug, Rite Aid, Verizon, Best Buy, Ross Products Division of Abbott Laboratories, USA Wireless, and Duane Reade. Generally, we do not have any long-term contractual commitments from any of our current customers, and customers may terminate their contracts with us with short periods of advance notice and without significant penalty. As a result, we cannot assure that any of our current customers will continue to use our services in future periods. In April of 2004, Eckerd Drug was sold to in two parts to Jean Coutu of Montreal, Canada and CVS Corporation, of Woonsocket, RI. At the present time, we anticipate minor changes to the scope of services with this customer, as vendor lists are reviewed and consolidated. However, if Jean Coutu or CVS move this business to another provider, or move the business in-house, our business, operating results, and financial condition will be harmed.

Our contracts provide the ability for a customer to terminate its contract with us if we voluntarily or involuntarily enter into a bankruptcy, reorganization, or merger transaction. Because we filed for reorganization on October 27, 2004, our major customers could terminate their contracts. While we do not anticipate the loss of any of our major customers throughout the process, a loss of one of more of our large customers would seriously harm our business and financial condition.

The Internet-based business-to-business industry is highly competitive and we may not attain sufficient market share to succeed.

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive and has low barriers to entry. Our competition is expected to intensify as current competitors expand their service offerings and new competitors -- including larger, more established companies with more resources -- enter the market. The evolution of technology in our market is rapid and we must adapt to remain competitive. Given our financial and cash condition, we may not be able to secure the capital required to compete successfully against current or future competitors and such competitive pressures could harm our business, operating results or financial condition.

Our competition is primarily made of indirect horizontal competitors, which are focused on similar services but not in specific or multiple vertical industries. Others are focused in vertical markets unrelated to those pursued by us. Publicly traded competitors include AdvantE Corporation, Neoforma, Inc., and The viaLink Company. Privately held competitors include Automated Data Exchange
(ADX), GXS (a divestiture of General Electric), and SPS Commerce, for which minimal public information is available.

We believe that competition may develop from EDI/electronic commerce companies, technology/software development companies, retailer purchasing organizations, and leading industry manufacturers. Further, large retailers and suppliers are capable of creating their own technology platform to automate the exchange of business documents with their small and medium-sized trading partners, thereby reducing the number of customers in our target markets. We believe it will prove to be an inefficient use of resources for each large retailer to build a technology platform for its internal use and too complicated for each trading partner to access many discrete trading sites, as compared to using our services.

The failure to secure our intellectual property rights could compromise the value of our services and result in a loss of business.

To protect our proprietary products, we rely on a combination of copyright, trade secret and trademark laws, as well as contractual provisions relating to confidentiality and related matters. We also rely on common law protection relating to unfair business practices. A major portion of our software is licensed from Interworld Corporation, a division of J-Net Enterprises, and has been modified by us to perform the tasks specific to our business. Such software is run on our computers, thereby avoiding third party access. Our software license agreement was renegotiated in July of 2003, and calls for a payment of quarterly royalties to IW Holdings of 10% of all transaction revenue generated using the IW software and 7.5% of all maintenance revenue associated with suppliers using the IW software. IW Holdings may terminate the agreement at any time for our failure to pay royalties within a timeframe approved by IW Holdings, or its parent company's management, in their sole discretion. The inability to use the IW software would seriously affect our business, operating results, and financial condition.

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

Our principal trademark is "eB2B", for which we sought a federal registration. The United States Patent and Trademark Office ("USPTO") issued an initial objection to the registration application based upon the descriptiveness of the trademark. We have filed a response with the USPTO challenging the objection, which response was denied by the USPTO. We subsequently withdrew our application. There can be no assurance that the mark can be adequately protected against any third party infringement, which could adversely affect our business. We have not made filings in any states with respect to obtaining state trademark protection.

We are dependent on one data center.

We operate our primary data center at Savvis' Internet Data Center facility in Jersey City, New Jersey. This data center operates twenty-four hours a day, seven days a week, and is connected to the Internet and the electronic data interchange networks via AT&T and IBM Global Network. The data center consists primarily of servers, storage subsystems, and other peripheral technology to provide on-line, batch and back-up operations. Customers' data is backed-up daily and stored off-site. We rely on Savvis to provide us with Internet capacity, security personnel and fire protection, and to maintain the facilities, power and climate control necessary to operate our servers. Additionally, we rely on redundant subsystems, such as multiple fiber trunks from multiple sources, fully redundant power on the premises and multiple back-up generators. If Savvis or other telecommunications providers fail to adequately host or maintain our servers, or experience trunk line failures, our services could be disrupted and our business and operating results could be significantly harmed. We can make no assurances regarding our recourse against Savvis in the event of such failure.

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

Risks Relating to Our Common Stock

The holders of securities issued in our private placements have significant voting control and influence over our company.

As a group, on December 31, 2003 our current Noteholders beneficially owned approximately 59.9%, on a fully diluted basis, of our outstanding voting stock. If they vote together, the Noteholders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors. The interests of our Noteholders may conflict with the interests of our other shareholders. In addition, holders of Series B preferred stock, as well as related warrants, as of December 31, 2003, had the ability to obtain 5,163,000 shares of common stock. Holders of Series C preferred stock, as well as related warrants, issued in our April/May 2001 private placement, as of December 31, 2003, had the ability to obtain 18,373,000 shares of our common stock. Holders of our 7% senior subordinated secured convertible notes, as well as related warrants, issued in our December 2001 and January 2002 financings, had the ability to obtain 31,559,000 shares of our common stock. All of the holders of such notes, except for one, also own Series C preferred stock and many of the holders of Series C preferred stock also own Series B preferred stock. A significant portion of the holders of interest of these notes also own the aforementioned securities. As a result, if such holders choose to act together, they could assert significant influence over our company. With regard to the Noteholders of our January and July 2002 financings, Robert Priddy has been delegated the Investor Representative, which in effect, consolidates Noteholder interests in a single entity authorized to act on their behalf.

We do not anticipate paying dividends on our common stock.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

A significant number of common shares underlie our convertible securities, and we have a significant number of warrants and options outstanding.

The exercise of options and warrants and conversion of convertible securities may dilute the percentage ownership of our shareholders and the potential or actual exercise or conversion has negatively affected, and may continue to negatively affect, the price of our common stock and may impede our ability to raise capital.

A substantial number of our shares of common stock underlie outstanding shares of convertible preferred stock, convertible notes and outstanding options and warrants. As of December 31, 2003, there are outstanding shares of convertible preferred stock and convertible notes to purchase an aggregate of approximately

57,325,000 shares of our common stock and options and warrants to purchase an aggregate of approximately 41,769,000 shares of our common stock. If a significant number of these options or warrants were exercised, or a significant amount of preferred stock or notes was converted to common stock, the percentage ownership of our common stock would be materially diluted. For example, if all outstanding options and warrants were exercised and if all convertible securities were converted to common stock as of December 31, 2003, there would have been approximately 2.6% more common stock outstanding at such time. We believe that the potential exercise or conversion may have an adverse impact on the price of our common stock and therefore on our ability to raise capital. The actual conversion or exercise of convertible securities, and the sale of the underlying common stock into the open market, could further substantially negatively affect the price of our common stock.

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

Our stock price has been and is likely to continue to be volatile. For example, from January 1, 2002 through December 31, 2003, our common stock traded as high as $22.50 per share and as low as $.03 per share (which prices reflect a 1 for 15 reverse stock split effected in January 2002). Since the filing of our Chapter 11, eB2B stock has consistently traded below one cent.

         Volatility in the future may be due to a variety of factors, including:

         o        unanticipated events in bankruptcy

         o volatility of stock prices of Internet and electronic commerce companies generally;

         o variations in our operating results and/or our revenue growth rates;

         o        o

         o        market conditions in the industry generally;

         o announcements of additional business combinations in the industry or by us;

         o        issuances or the potential issuances of additional shares;

         o        additions or departures of key personnel; and

         o        general economic conditions.


Since our shares have become a "penny stock", and trade on the "Pink Sheets", it may be more difficult for investors to sell their shares.

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

         o Prior to transactions in such stocks, a broker-dealer is required to:
                  o deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
                  o provide the customer with current bid and offer quotations for the penny stock;
                  o explain the compensation of the broker-dealer and its salesperson in the transaction;
                  o provide monthly account statements showing the market value of each penny stock held in the customer's account; and
                  o make a special written determination that the penny stock is a suitable investment for the purchase and receive the purchaser's written agreement to the transaction.

Since September 21, 2004, our common stock has traded on the "Pink Sheets" under "penny stock" rules, due to our delinquency in filing this Form 10-K for Calendar Year 2003 and subsequent SEC financial reports.

Item 7.  Financial Statements

eB2B Commerce, Inc.

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                28

Consolidated Balance Sheet as of December 31, 2003                          29

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002                                                  30

Consolidated Statements of Stockholders' Equity (Deficit) for the
years ended December 31, 2003 and 2002                                     31-32

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                                  33

Notes to the Consolidated Financial Statements                              34

                          INDEPENDENT AUDITORS' REPORT

To eB2B Commerce, Inc.

         We have audited the accompanying consolidated balance sheet of eB2B Commerce, Inc. (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eB2B Commerce, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced significant losses from continuing operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                             /s/ MILLER, ELLIN & COMPANY, LLP


New York, New York
April 1, 2004, except for the fourth
  and fifth paragraph of Note 1 and
  Note 17 dated December 8, 2004
                               eB2B COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)
                                DECEMBER 31, 2003

                                     ASSETS

Current Assets
   Cash and cash equivalents                                                              $      146
   Accounts receivable, net of allowance of $200                                                 587
   Debt financing costs, net of accumulated amortization of $186                                 279
   Other current assets                                                                            9
                                                                                          ----------
          Total Current Assets                                                                 1,021

Property and equipment, net                                                                        9
Product development costs, net of accumulated amortization of $5,823                             265
Intangible assets, net of accumulated amortization of $2,933                                     149
Other assets                                                                                      35
                                                                                          ----------
             Total assets                                                                 $    1,479
                                                                                          ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                                       $      841
   Accrued expenses and other current liabilities                                              1,057
   Current maturities of long-term debt                                                        3,289
   Deferred revenue                                                                              265
   Current liabilities of discontinued operations                                                 87
                                                                                          ----------
          Total current liabilities                                                            5,539
                                                                                          ----------

Commitments and contingencies

Stockholders' Deficit
 Preferred stock, convertible Series A - $.0001 par value; 2,000 shares authorized;
 7 shares issued and outstanding                                                                  --
 Preferred stock, convertible Series B - $.0001 par value; 4,000,000 shares authorized;
 2,003,674 shares issued and outstanding                                                          --
 Preferred stock, convertible Series C - $.0001 par value; 1,750,000 shares authorized;
 661,390 shares issued and outstanding                                                            --
 Common stock - $.0001 par value; 200,000,000 shares authorized;
 4,544,672 shares issued and outstanding

                                                                                                   4
   Additional paid-in capital                                                                157,318
   Accumulated deficit                                                                      (161,382)
                                                                                          ----------
          Total stockholders' deficit                                                         (4,060)
                                                                                          ----------
              Total liabilities and stockholders' deficit                                 $    1,479
                                                                                          ==========

See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                      Years Ended December 31,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Revenue                                                                            $      4,013    $      3,493
                                                                                   ------------    ------------

Costs and Expenses:

     Cost of revenue                                                                        844           1,215
     Marketing and selling                                                                  216             500
     Amortization of product development costs                                              506           1,217
     Amortization of other intangibles                                                      489             974
     General and administrative                                                           1,873           5,089
     Restructuring credit                                                                    --            (655)
     Settlement of licensing liability                                                     (575)             --
     Impairment of goodwill and other intangibles                                            --           2,524
     Stock-based compensation expense                                                        31              12
                                                                                   ------------    ------------

              Total costs and expenses                                                    3,384          10,876
                                                                                   ------------    ------------

Income (loss) from continuing operations before interest and other expenses, net
                                                                                            629          (7,383)

     Interest and other expenses, net                                                      (661)           (601)
                                                                                   ------------    ------------

Loss from continuing operations
                                                                                            (32)         (7,984)

Income (loss) from discontinued operations
                                                                                            160          (1,027)
                                                                                   ------------    ------------

Net income (loss)                                                                  $        128    $     (9,011)
                                                                                   ============    ============

Net income (loss) per common and common equivalent share:
     Basic:
          Loss per common share from continuing operations                         $      (0.01)   $      (4.14)
          Income (loss) per common share from discontinued operations                      0.05           (0.53)
                                                                                   ------------    ------------
          Net income (loss) per common                                             $       0.04    $      (4.67)
                                                                                   ============    ============

     Diluted

          Loss per common share from continuing operations                         $         --    $      (4.14)
          Income (loss) per common share from discontinued operations                      0.01           (0.53)
                                                                                   ------------    ------------
          Net income (loss) per common                                             $       0.01    $      (4.67)
                                                                                   ============    ============

Weighted average number of common shares outstanding:
     Basic                                                                            3,518,388       1,926,786
                                                                                   ============    ============
     Diluted                                                                         25,790,653       1,926,786
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                                         eB2B COMMERCE, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           (in thousands, except share and per share data)


                                 Preferred Stock            Preferred Stock            Preferred Stock            Preferred Stock
                                    Series A                   Series B                   Series C                   Series D
                            ------------------------   ------------------------   ------------------------   -----------------------
                              Shares        Amount       Shares        Amount       Shares        Amount       Shares       Amount
                            ----------    ----------   ----------    ----------   ----------    ----------   ----------   ----------
 Balance at
  January 1, 2002                    7    $       --    2,477,053    $       --      763,125    $       --           --   $       --

 Acquisition of Bac-Tech                                                                                         95,000           --
 Conversion of Series B
Preferred                           --            --     (265,378)           --                         --           --           --
 Conversion of Series C
preferred stock                                                                      (30,250)           --           --           --
 Conversion of Series D
preferred stock                                                                                                 (95,000)          --
 Issuance of common stock
to settle vendor and other
obligations                         --            --           --            --           --            --           --           --
 Forfeiture of warrants             --            --           --            --           --            --           --           --
 Amortization of stock
based compensation                  --            --           --            --           --            --           --           --

 Private placement                                --           --            --           --            --           --           --

    Net loss                        --            --           --            --           --            --           --           --
                            ----------    ----------   ----------    ----------   ----------    ----------   ----------   ----------

 Balance at
  December 31, 2002                  7            --    2,211,675            --      732,875            --           --           --

 Conversion of Series B
Preferred                           --            --     (208,001)           --           --            --           --           --
 Conversion of Series C
preferred stock                     --            --           --            --      (71,485)           --           --           --
 Issuance of common stock
to settle vendor and other
obligations                         --            --           --            --           --            --           --           --
 Stock based compensation           --            --           --            --           --            --           --           --

 Private placement                                --           --            --           --            --           --           --

    Net income                      --            --           --            --           --            --           --           --
                            ----------    ----------   ----------    ----------   ----------    ----------   ----------   ----------


 Balance at
  December 31, 2003                  7    $       --    2,003,674    $       --      661,390    $       --           --   $       --
                            ==========    ==========   ==========    ==========   ==========    ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                                                       eB2B COMMERCE, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           (CONTINUED)
                                         (in thousands, except share and per share data)


                                                 Common Stock        Additional       Unearned
                                      ---------------------------      Paid-in         stock        Accumulated        Total
                                         Shares         Amount         Capital       based comp       Deficit         Deficit
                                      ------------   ------------   ------------    ------------    ------------    ------------
 Balance at January 1, 2002              1,603,137             --        155,905            (768)       (152,499)          2,638

 Acquisition of Bac-Tech                   200,000             --          1,240              --              --           1,240
 Conversion of Series B Preferred          279,143             --             --              --              --              --
 Conversion of Series C preferred
stock                                      622,914             --             --              --              --              --
 Conversion of Series D preferred
stock                                      333,334             --             --              --              --              --
 Issuance of common stock to settle
vendor and other obligations                14,942             --           (365)             --              --            (365)
 Forfeiture of warrants                         --             --           (756)            756              --              --
 Amortization of stock based
compensation                                    --                            --              12              --              12
 Private placement                              --             --          1,263              --              --           1,263

 Net Loss                                       --             --             --              --          (9,011)         (9,011)
                                      ------------   ------------   ------------    ------------    ------------    ------------


 Balance at December 31, 2002            3,053,470             --        157,287              --        (161,510)         (4,223)

 Conversion of Series B Preferred          331,970             --             --              --              --              --
 Conversion of Series C preferred
stock                                      989,217             --             --              --              --              --
 Issuance of common stock to settle
vendor and other obligations               170,015             --              4              --              --               4
 Stock based compensation                       --                            31              --              --              31

 Net income                                     --             --             --              --             128             128
                                      ------------   ------------   ------------    ------------    ------------    ------------


 Balance at December 31, 2003            4,544,672             --        157,322              --        (161,382)         (4,060)
                                      ============   ============   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                        For the Years Ended
                                                                            December 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Cash flows from operating activities:
 Net loss from continuing operations                               $        (32)   $     (7,984)
 Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Impairment of goodwill and other intangibles                              --           2,524
   Depreciation and amortization                                          1,071           4,330
   Provision for doubtful accounts                                           27             108
   Stock-based compensation expense                                          31              12
   Non-cash interest expense                                                422             421
   Gain on settlement of liabilities                                       (780)             --
 Changes in operating assets and liabilities:
   Accounts receivable                                                       (6)            209
   Other current assets                                                      45             135
   Other assets                                                              15              --
   Accounts payable                                                         229            (139)
   Accrued expenses and other liabilities                                  (718)            (35)
   Deferred revenue                                                        (475)            466
   Lease termination cost and other restructuring costs                      --            (610)
   Other liabilities                                                         --            (890)
                                                                   ------------    ------------

    Net cash used in operating activities                                  (171)         (1,453)
                                                                   ------------    ------------

Cash flows from investing activities:
 Acquisition of Bac-Tech Systems, Inc., net                                  --            (250)
 Purchases of property and equipment                                        (12)             (4)
 Product development expenditures                                          (339)           (477)
                                                                   ------------    ------------

    Net cash used in investing activities                                  (351)           (731)
                                                                   ------------    ------------

Cash flows from financing activities:
 Payments on borrowings                                                     (50)            (44)
 Proceeds from borrrowings and issuance of convertible notes                275             900
 Payment of capital lease obligations                                        --            (121)
                                                                   ------------    ------------

    Net cash provided by financing activities                               225             735
                                                                   ------------    ------------

Net cash used in continuing operations                                     (297)         (1,449)
                                                                   ------------    ------------

Net cash used in discontinued operations                                    (18)           (188)
                                                                   ------------    ------------

Net change in cash and cash equivalents                                    (315)         (1,637)
Cash and equivalents - beginning of period                                  461           2,098
                                                                   ------------    ------------
Cash and equivalents - end of period                               $        146    $        461
                                                                   ============    ============

 See accompanying notes to consolidated financial statements
                               eB2B COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1.           ORGANIZATION AND PLAN OF OPERATIONS

         eB2B Commerce, Inc. (the "Company") utilizes proprietary software to provide a technology platform for buyers and suppliers to transfer business documents via the Internet and other methods to their small and medium-sized trading partners. These documents include, but are not limited to, purchase orders, purchase order acknowledgements, advanced shipping notices and invoices. The Company provides access via the Internet to its proprietary software, which is maintained on its hardware and on hosted hardware. The Company also offers professional services, which provide consulting expertise to the same client base, as well as to other businesses that prefer to operate or outsource the transaction management and document exchange of their business-to-business relationships. In addition, until it discontinued these operations as of September 30, 2002, the Company provided authorized technical education to its client base, and also designed and delivered custom computer and Internet-based training seminars.

         Since its inception, the Company has experienced significant losses from continuing operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.

         To ensure the success of the Company, and to address the accumulated deficit and negative cash flows from operations, management enacted a plan for the Company, which includes various cost cutting measures commenced in 2001. Management is currently prepared to take the following actions:

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

         On April 14, 2004 the Company filed an 8-K disclosing that the Company's Senior Secured Convertible Noteholders had declared the Company in default on its interest payments of approximately $432,000 and as a result were demanding acceleration of $3,200,000, the face value of the Senior Secured notes, plus accrued interest. As the Company had insufficient cash to satisfy the claims of its Noteholders, good faith negotiations ensued to resolve the issue to the benefit of the Company's shareholders. Due to the uncertainty that resulted from the declared default, the Company delayed the filing of its annual report for the year ended December 31, 2003.

         On October 27, 2004, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court of the Southern District of New York. Under the Plan of reorganization, and after the primary current business and certain net assets are exchanged in satisfaction of certain secured noteholder claims, a new Board of Directors will be constituted by a Plan sponsor. It is anticipated that the above-mentioned exchange of the primary current business to the secured noteholders and certain of its net assets will result in continued business operations under a newly formed private company. Therefore, because the existing business is expected to continue operating as a newly formed private company, these financial statements do not include any adjustments that might be necessary should the business be unable to continue as a going concern.

         The Securities and Exchange Commission has filed an objection to the Disclosure Statement and Plan with the Court, as has the United States Bankruptcy Trustee. The bases for the objections were that the Company had not disclosed fully the future business and plan of eB2B Commerce, and that under the plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan. A hearing on the Disclosure Statement will be held where it is anticipated that these objections will be addressed by the Court. Because the outcome of the hearing is not known, these financial statements do not reflect any adjustments should the business be unable to continue under the plan described above.

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

NOTE 3.           DISCONTINUED OPERATIONS

         As discussed in Note 1, in September 2002, the Company ceased providing training and educational services to its clients. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2002, the Company's discontinued operations contributed net sales of $1,105,000. During 2003, the Company realized a $160,000 gain through the settlement of related outstanding liabilities. As of December 31, 2003, there were no assets relating to this segment, and its liabilities totaled $87,000.

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

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Computer and communications equipment........    2 to 3 years
         Purchased software...........................    2 years
         Office equipment and furniture...............    4 to 5 years
         Leasehold improvements.......................    Shorter of useful life
                                                            or lease term


Intangible Assets

         In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement provides that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company ceased amortizing its existing net goodwill of $1,558,000, resulting in the exclusion of $1,248,000 of amortization during 2002. In December 2002, the Company recorded an impairment charge of $2,524,000 to reduce goodwill to zero.

Impairment of Long-Lived Assets

         In 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Product Development

         In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to capitalized product development expenditures is based on the period such product is expected to provide future utility to the Company. The Company is amortizing product development costs over 24 months. Amortization of product development costs was approximately $506,000 and $1,217,000 for the years ended December 31, 2003 and 2002, respectively. The Company believes that the remaining unamortized product development costs at December 31, 2003 will provide future benefits to any continuing business operations.

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

         Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. The Company recorded provisions (additions) to the allowance of $79,408 and $137,000, respectively, and write-offs (deductions) against the allowance of $52,800 and $153,000 during the years ended December 31, 2003 and 2002, respectively.

         In the years ended December 31, 2003 and 2002, one customer accounted for approximately 21% and 25%, respectively, of the Company's revenue. As of December 31, 2003 and 2002, the same customer accounted for approximately 15% and 33% of accounts receivable, respectively. In addition, a second customer accounted for 17% of accounts receivable at December 31, 2003.

Net Earnings (Loss) per Common Share

         In accordance with SFAS No. 128, "Earnings Per Share," basic net earnings or loss per common share ("Basic EPS") is computed by dividing the net earnings or loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net earnings or loss per common share ("Diluted EPS") is computed by dividing the net earnings or loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 20,389,362 and 11,993,114 stock options and warrants excluded from the computation of Diluted EPS for the years ended December 31, 2003 and 2002, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive. Additionally, for the years ended December 31, 2003 and 2002, respectively, there were 2,665,071 and 2,944,557 shares of our Convertible Preferred Stock outstanding, convertible into 21,366,507 and 17,418,670 shares of the Company's Common Stock. In addition, the Company had debt outstanding which was convertible into 34,286,000 and 9,845,806 shares at December 31, 2003 and 2002, respectively. Similarly, these shares were not "assumed converted" as the effect on the computation of Diluted EPS would also have been anti-dilutive.

         The following table sets forth the computation of basic and dilutive per share information:

                                                                                (In thousands)
                                                                         ----------------------------

                                                                             2003            2002
                                                                         ------------    ------------
         Numerator:
         ----------

             Loss from continuing operations                             $        (32)   $     (7,984)

             Income (loss) from discontinued operations                           160          (1,027)
                                                                         ------------    ------------

             Numerator for basic and diluted income (loss) per share
             attributable to common shareholders                         $        128    $     (9,011)
                                                                         ============    ============


         Denominator:
         ------------

             Basic per share information - weighted-average shares
             outstanding                                                    3,518,388       1,926,756
                                                                         ============    ============
             Denominator for basic and diluted per share information -
             weighted-average shares outstanding                           25,790,653       1,926,786
                                                                         ============    ============

Stock-Based Compensation

         The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS No. 148 prospectively from January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

         Stock-based compensation cost of approximately $31,000 is reflected in the accompanying Statement of Operations for the year ended December 31, 2003, as a result of the grant, on March 17, 2003, of an aggregate of 766,000 stock options to the Company's employees. The following table illustrates the effect on net earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each year presented:

                                                                   (In thousands, except
                                                                     per share amounts)
                                                               ----------------------------

                                                                   2003             2002
                                                               ------------    ------------
         Net earnings (loss), as reported                      $        128    $     (9,011)

         Add: Stock-based compensation expense included
           in reported net earnings (loss)                               31              --

         Deduct: Stock-based compensation expense determined
           under the fair value method                                  (31)           (693)
                                                               ------------    ------------

         Pro Forma                                             $        128    $     (9,704)
                                                               ============    ============

         Net earnings (loss) per share:

         As reported:

              Basic                                            $       0.04    $      (4.67)

              Diluted                                          $       0.01    $      (4.67)

         Pro forma:

              Basic                                            $       0.04    $      (5.03)

              Diluted                                          $       0.01    $      (5.03)

         The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated fair value at grant date using the Black-Scholes pricing model with the following assumptions:

                                                                  Years ended December 31,
                                                       ------------------------------------------
Weighted-Average Assumptions                                  2003                  2002
----------------------------                           -------------------  ---------------------
Dividend yield......................................                    0%                     0%
Expected volatility.................................                  274%                    80%
Risk-free interest rate.............................                  2.2%                   2.2%
Expected life.......................................              5 years                3 years


New Accounting Pronouncements

         Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment is required for certain extinguishments as provided in APB No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for subleases when the original lessee remains a secondary obligor. The Company has adopted this Statement and has determined that it does not have, nor is it expected to have, a material impact on its financial position or results of operations.

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement did not have a material impact the Company's financial position or results of operations in 2003, nor is it expected to have a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. It also specifies when a derivative contains a financing component that requires special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not and is not expected to have a material effect on the Consolidated Financial Statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

         In December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Application of this Interpretation is required in a company's financial statements for interests in variable interest entities ("VIES") that are considered special-purpose entities for the year ended December 31, 2003. The Company has determined that the provisions of this Interpretation did not have, nor is it expected to have, material impact on its financial position or results of operations.

         In December 2003, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As the Company does not have a post-retirement drug plan, the Company has determined the Staff Position does not have a material impact on its financial position or results of operations.

         In December 2003, the FASB revised FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement requires that this information be provided separately for pension plans and for other postretirement benefit plans. The Company has adopted this Statement and has determined that it does not have, nor is it expected to have, a material impact on its financial position or results of operations.

Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 5.           RECENT ACQUISITIONS

Bac-Tech Systems, Inc.

         On January 2, 2002, the Company acquired Bac-Tech Systems, Inc. ("Bac-Tech"), a New York City-based privately held e-commerce business, through a merger. Pursuant to the merger agreement, the Company paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In September 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, initially payable in three equal installments on May 1, 2003, January 1, 2004 and January 1, 2005, of which $594,000 is included in current maturities of long-term debt, in the accompanying condensed consolidated balance sheet after discounting these notes using the Company's estimated borrowing rate of 15 percent.

         The Company has accounted for this acquisition using the purchase method of accounting and determined that the final purchase price of $1,990,000 consisted of (i) cash of $250,000; (ii) 200,000 shares of the Company's common stock at a price of $2.33 for total consideration of $465,000; (iii) 95,000 shares of Series D Preferred stock valued at $775,000; (iv) a three year non-interest bearing note with a face value of $600,000 and a net present value of $457,000 assuming the Company's effective borrowing rate; and (v) $43,000 in closing costs and other items.

         The following is a summary of the allocation of the purchase price of the Bac-Tech acquisition (in thousands):

         Purchase price ........................................   $      1,947
         Acquisition costs .....................................             43
                                                                   ------------
         Total purchase price ..................................   $      1,990
                                                                   ============

         Cash assumed ..........................................   $         52
         Accounts receivable, net ..............................            326
         Other current assets ..................................             51
         Property, plant, and equipment, net ...................             47
         Accounts payable ......................................           (196)
         Accrued expenses and other current liabilities ........           (161)
         Deferred revenue ......................................           (110)
         Historical net assets acquired ........................              9
         Identifiable intangible assets ........................            807
         Goodwill ..............................................          1,174
                                                                   ------------
         Total purchase price ..................................   $      1,990
                                                                   ============

         The Company estimated that the identifiable intangible assets include
(i) customer list of $188, which was estimated to have a useful life of three years; (ii) Bac-Tech technology of $475, which was estimated to have a useful life of two years; and (iii) below market lease for office space, which was estimated at $144 and had a remaining life of six years, the remainder of the lease term.

         Since the acquisition of Bac-Tech occurred on January 2, 2002, the results of operations of the Company for the year ended December 31, 2002, include the results of operations of Bac-Tech.


NOTE 6.           INTANGIBLE ASSETS

         Intangible assets consist of a customer list acquired in April January 2002 having a fair value of $188 and the assumption of the Company's current lease at below market rates aggregating $144,000. Aggregate amortization expense for intangibles for the years ended December 31, 2003 and 2002 was approximately $489,000 and $974,000, respectively.

         Net intangible assets at December 31, 2003 consist of the following:

                  Customer list                $      63
                  Below market lease                  86
                                               ---------
                                               $     149
                                               =========

         Amortization expense for 2004 is estimated to be $149.

         The Company believes that the remaining intangible assets continue to provide future value to anticipated future business operations.

NOTE 7.           RESTRUCTURING

         To address the loss from continuing operations and negative cash flows from operations, management enacted a restructuring plan for the Company. During 2000, 2001, 2002, and 2003, the Company reduced discretionary spending in selling, marketing, general and administrative areas.

         In 2001, the Company's Board of Directors approved and the Company announced a restructuring plan that streamlined the organizational structure and reduced monthly cash charges by approximately $475,000 and planned for the anticipated exit of its current corporate office lease to a more modest facility.

         The following is a summary of the restructuring charges and reversals recognized (in thousands):

                                                               Amounts Paid
                                                   Writeoff        as of                         Balance at
                                  Restructuring  of Leasehold   December 31,       2002         December 31,
                                     Charges     Improvements       2002         Reversals     2002 and 2003
                                  ------------   ------------   ------------    ------------    ------------
Lease termination                 $      1,765   $        162   $       (948)   $       (655)   $         --
Severance for 40 employees               1,145             --         (1,145)             --              --
Contract termination settlement            418             --           (418)             --              --
                                  ------------   ------------   ------------    ------------    ------------
Total charges                     $      3,328   $        162   $     (2,511)   $       (655)   $         --
                                  ============   ============   ============    ============    ============

NOTE 8.     PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31, 2003 (in thousands):

         Computer and communications equipment ......   $      2,452
         Purchased software .........................          2,568
         Office equipment and furniture .............            793
                                                        ------------
                                                               5,812
         Accumulated depreciation and amortization...         (5,803)
                                                        ------------
                                                        $          9
                                                        ============


         As of December 31, 2003 the cost of assets under capital leases, principally computer and communications equipment was approximately $725,000. The depreciation expense for 2003 and 2002 was $92,000 and $1,845,000, respectively.

NOTE 9.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following as of December 31, 2003 (in thousands):

         Accrued professional fees .........................   $       85
         Accrued compensation and related costs ............           25
         Accrued purchases and sub-contractors costs .......          192
         Accrued interest ..................................          413
         Current maturities of capital lease obligations ...           57
         Other .............................................          266
                                                               ----------
                                                               $    1,038
                                                               ==========


         During December 2001, the Company renegotiated a potential $1,200,000 liability with a creditor. The Company had previously issued 145,986 shares of common stock to this party for amounts then owing. The Company had agreed that in the event this party received gross proceeds less than the amount originally owed, the Company would reimburse this party for the shortfall. In December 2001, this agreement was amended whereby the creditor agreed to be issued up to 266,667 shares of the Company's common stock to offset any deficiency, and to the extent this amount is insufficient, the creditor would be paid one-half the remaining balance in cash no earlier than April 2003, with the other half forgiven. The Company had approximately $590,000 recorded in accrued software development costs as of December 31, 2002 to cover the potential cash shortfall to this vendor.

         On July 8, 2003, the Company further amended the agreement and superceded the prior compensation arrangement. The amended agreement provides for a two year term, continued use by the Company of the creditor's software, and compensation to the creditor as follows: (i) $20,000 in cash, (ii) such number of shares of common stock of the Company, if any, as is required to bring the ownership of the creditor to 9.9% of the outstanding common shares of the Company, (iii) 10% of the revenues that the Company generates through the use of the software and (iv) 7.5%; of the revenues (excluding those generated under provision (iii)) received by the Company from maintenance and other services performed by the Company for third parties for or on account of the software; in no event shall the amounts payable pursuant to provisions (iii) and (iv) above exceed the aggregate amount of $300,000. The effect of this amended agreement was to reduce the Company's licensing liability by $575,000. As of December 31, 2003, there were no accrued software development costs.


NOTE 10.          FINANCINGS AND LONG-TERM DEBT

         In December 2001, the Company raised gross proceeds of $2,000,000 through the issuance of 90 day, 7% Senior Subordinated Secured Notes ("Bridge Notes") and warrants to purchase an aggregate of 266,670 shares of the Company's common stock at a price of $1.80 per share, prior to adjustment for dilutive financings. These warrants were valued at $218,875 using the Black-Scholes model assuming an expected life of two years, volatility of 80 percent, and a risk free borrowing rate of 4.88 percent and is being charged to interest expense over the life of the debt commencing in 2002. In connection with this financing, the Company paid a cash private placement fee of $200,000 and incurred approximately $85,000 in indirect fees consisting of primarily legal expenses. The placement fee and indirect fees are being amortized and charged to interest expense over the life of the debt.


         In January 2002, these Bridge Notes were exchanged for five year 7% senior subordinated secured convertible notes ("7% Notes"), which are due to be repaid in January 2007. The Company also restructured a $263,000 long-term liability through the issuance of these 7% Notes. The 7% Notes are convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share, prior to adjustment for dilutive financings. The holders of the Bridge Notes also received, in exchange for the Bridge Notes, warrants to purchase 826,439 shares of common stock at a price of $2.90 per share, prior to adjustment for dilutive financings. The Company also issued warrants to purchase 165,289 shares of common stock at a price of $2.90 per share to its placement agent in connection with the issuance of the 7% Notes. The warrants issued to the placement agent and to the investors were valued in January 2002 using the Black-Scholes model and is being charged to interest expense over the life of the debt. The proceeds of these financings were used to fund (i) operating and working capital needs and (ii) the $250,000 upfront cash portion of the Bac-Tech acquisition, further discussed in Note 5


         The Company is obligated to pay interest on its 5-year, 7%, senior subordinated secured convertible notes issued in January 2002 on a quarterly basis beginning March 2002, and each subsequent quarter thereafter, which interest payments have not been made. If the Company does not make these payments, or obtain waivers from the noteholders, the noteholders may pursue whatever legal remedies are available to them under the terms of the notes, which are secured by all of the assets of the Company. In view of the Company's cash position, it intends to seek waivers from these holders. There can be no assurance that such waivers can be obtained or that such holders will not declare a default of their entire indebtedness. Accordingly, such notes have been classified as current liabilities.

         On July 15, 2002, the "Company initially closed a private placement (the "July Financing") of five-year 7% senior subordinated secured notes (the "July Notes") which are convertible into shares of common stock of the Company at the conversion price of $0.101 per share (the closing price of the common stock on the trading day prior to the closing). The Notes were purchased by ten persons or entities, consisting of certain significant investors in the Company, and by certain members of the Company's management. The gross proceeds of this transaction, including $275,000 held in escrow at December 31, 2002, were $1,175,000 and was utilized for working capital and general corporate purposes. The Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion price.

         In connection with the July Financing, all subscription proceeds were held in escrow by an escrow agent for the benefit of the holders of the Notes pending, acceptance of subscriptions by the Company and shall be disbursed as provided in the relevant escrow agreement (the "Escrow Agreement"). On the closing of the Financing, proceeds of $350,000 were released to the Company and the remaining proceeds were held in escrow (the "Retained Proceeds"). As provided in the Escrow Agreement, the Retained Proceeds will be disbursed as directed by the representative of the holders of the Notes, or, upon request of the Company, after reducing its liabilities, existing as of June 18, 2002, through negotiation with creditors. The Retained Proceeds may be released in one-third increments provided that liabilities are reduced by defined parameters. In this respect, in each of September 2002 and November 2002, $275,000 was released from escrow leaving a balance of $275,000 at December 31, 2002. In April 2003, the $275,000 held in escrow was released. The proceeds were used to pay for negotiated reduced liabilities and working capital.

         The July Notes are secured by substantially all of the assets of the Company.

         At December 31, 2003, amounts due under long-term debt agreements consisted of:

                     Bac-Tech acquisition notes         $        594
                     7% notes                                  1,482
                     July notes                                1,175
                     Line of credit                               38
                                                        ------------
                                                        $      3,289
                                                        ============

         The January 2002 financing triggered anti-dilution provisions affecting the conversion price of the Company's Series B preferred stock and Series C preferred stock and the exercise price of and number of shares issuable under various outstanding warrants. The July 2002 Financing also triggered anti-dilution provisions as to such securities as well as in respect to the 7% Notes.

         The Company has an available line of credit with a commercial bank in the amount of $165,000 personally guaranteed by an officer and former officer of the Company. Interest is calculated at 1% over prime. The Bank's interest rate at December 31, 2003 was 5%. Interest expense for the years ended December 31, 2003 and 2002 was $2,000 and $7,000, respectively. As of December 31, 2003, $38,000 was outstanding.

NOTE 11.          COMMITMENTS AND CONTINGENCIES

Leases and Other Commitments

         During 2002, the Company assumed a lease for office space in connection with the acquisition of BacTech. The new lease expires in 2008.

         Future minimum rental commitments under non-cancelable leases as of December 31, 2003 are as follows (in thousands):

         Year Ending December 31,
         ------------------------
         2004...............................     $      114
         2005...............................            118
         2006...............................            121
         2007...............................            125
         2008...............................             21
                                                 ----------
         Total                                   $      499
                                                 ==========

Employment Agreements

         The Company maintains employment agreements with two of its officers. These employment agreements provide for (i) minimum aggregate annual base salaries of $505,000 and (ii) minimum bonuses totaling $50,000 for each year of employment of these two individuals. The bonuses were waived for 2003 and 2002.

Litigation

         The Company is party to certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of an ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

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

NOTE 12.          PREFERRED STOCK

         In April 1999, eB2B authorized 2,000 shares of Series A Convertible Preferred Stock ("Series A") with a par value of $.0001 per share, and issued 300 shares of Series A for $300,000. Each share of Series A is convertible into the number of shares of common stock by dividing the purchase price for the Series A by the conversion price in effect resulting in approximately 26,600 shares of Company common stock. The Series A have anti-dilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders have the right to convert the shares of Series A at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series

A are entitled to receive $1,000 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2003, 293 shares of Series A had been converted into 25,980 shares of Company common stock.

         In December 1999, eB2B authorized 4.0 million shares of Series B Convertible Preferred Stock ("Series B") with a par value of $.0001 per share, and issued approximately 3.3 million shares for $33.0 million in gross proceeds ($29.4 million in net proceeds), in a private placement conducted by eB2B. Each share of Series B is convertible into the number of shares of common stock that results from dividing the purchase price by the conversion price per share in effect, which resulted in 1,066,667 shares of Company common stock valued at $124.4 million based on the average quoted market price of DWeb's common stock. As this value was significantly greater than the net proceeds received in the private placement of Series B preferred stock, the net proceeds received were allocated to the convertible feature and amortized as a deemed dividend on preferred stock. The Series B have anti-dilution provisions, which can change the conversion price in certain circumstances if additional securities were to be issued by the Company. The holders have the right to convert the shares of Series B at any time into common stock. Upon liquidation, dissolution or winding up of the Company, the holders of the Series B are entitled to receive $10.00 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock. As of December 31, 2003, 1,896,682 shares of Series B had been converted into 918,023 shares of Company common stock. At December 31, 2003, giving effect to anti-dilution adjustments, each share of Series B Preferred Stock was convertible into 1.79 shares of common stock.

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

         The Series C preferred stock currently has weighted average anti-dilution protection and a liquidation preference. This Series could be automatically converted by the Company into common stock in certain circumstances. As of December 31, 2003, giving effect to anti-dilution adjustments, each share of Series C Preferred Stock was convertible into 27.05 shares of common stock.

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

NOTE 13.          COMMON STOCK AND WARRANTS

         On April 18, 2000, the number of shares of DWeb's common stock issuable under existing warrants agreements became warrants to purchase shares of the Company's common stock. As of December 31, 2003, 27,384, shares of common stock were issuable under such warrants.

         In 2001, the Company's former provider of a line of credit was issued warrants to purchase 204,172 shares of Company common stock at $2.21 per share for a period of five years in consideration of the availability of a line of credit (adjusted for subsequent anti-dilution events).

         The following table summarizes the status of warrants at December 31, 2003:

                                                                         Warrants exercisable and outstanding
                                                          ------------------------------------------------------------------
                                                                                                           Weighted average
                                                             Range of exercise     Number of shares (in   remaining life (in
                                                              price per share           thousands)              years)
                                                          ---------------------    --------------------   ------------------
               Original Bridge Warrants                            $0.101                         9,483          2.8
               Merger & Advisory Warrants                           31.05                           117          0.8
               Credit  Line Warrants                                1.40                            218            2
               Series C Agent Warrants - Preferred                  1.20                          1,397          2.3
               2001 Bridge Warrants                                 0.88                            364            1
               Investor Warrants                                    1.43                          1,593            1
               Agent Warrants                                       1.19                            212            1
               Series B Investor Warrants                           5.23                          1,376            1
               Series B Agent Warrants                              5.23                          1,355            1
               Other                                            0.20 - 58.65                        377          3.3
                                                                                   --------------------
               Total                                                                             16,492
                                                                                   ====================

         See Note 17 regarding potential uncertainty related to outstanding warrants.

NOTE 14.          STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock options plans

         The Company has stock-based compensation plans under which outside directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2000 Stock Option Plan (the "Plan"). Stock options under the Plan are generally granted with an exercise price equal to 100% of the market value of a share of common on the date of the grant, have 10 year terms and vest within 2 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the Plan was approximately 8 million at December 31, 2003.


         Presented below is a summary of the status of the Company employee and director stock options and the related transactions for the years ended December 31, 2003 and 2002:

                                                              Weighted Average
                                                   Shares      Exercise Price
                                               (in thousands)     Per Share
                                                ------------    ------------
Options outstanding at December 31, 2001 ....          8,608    $       2.32
   Granted/assumed ..........................          3,283            0.21
   Exercised ................................             --              --
   Forfeited/expired ........................         (8,039)           2.32
                                                ------------    ------------
Options outstanding at December 31, 2002 ....          3,852            0.21

   Granted/assumed ..........................            766            0.10
   Exercised ................................             --              --
   Forfeited/expired ........................           (739)           0.21
                                                ------------    ------------
Options outstanding at December 31, 2003 ....          3,879    $       0.21
                                                ============    ============

         The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

                                                  Options Outstanding                          Options Exercisable
                              -----------------------------------------------------  --------------------------------------
                                                     Weighted-        Weighted-                                Weighted-
                                                      Average          Average                                  Average
              Range of          Outstanding          Remaining        Exercise             Exercisable         Exercise
           Exercise Prices     (in thousands)     Contractual Life      Price             (in thousands)         Price
       ----------------------------------------------------------------------------  --------------------------------------
            $0.10 - $0.19           3,483               8.5             $ 0.11                3,483             $ 0.11
                $3.45                 121               7.0             $ 3.45                  121             $ 3.45
            $7.95 - $8.25             267               6.5             $ 8.10                  267             $ 8.10
                $48.75                 9                5.5             $48.75                    9             $48.75

         See Note 17 regarding potential uncertainty related to outstanding options.

Defined contribution plan

         The Company has a defined contribution savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 20%, of their salary, subject to a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by the Company as determined by its Board of Directors. During the years ended December 31, 2003 and 2002, the Company has not made any contributions to the Plan.

NOTE 15.          INCOME TAXES

         The components of the net deferred tax asset as of December 31, 2003 consists of the following (in thousands):

         Deferred tax assets:

         Net operating loss carryforwards ....      $     13,946
         Stock-based compensation ............             8,212
         Other miscellaneous .................               600
                                                    ------------
                                                          22,758
         Valuation allowance .................           (22,758)
                                                    ------------
         Net deferred tax asset ..............      $         --
                                                    ============


         Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty on the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2003.

         As of December 31, 2003, the Company had approximately $35 million of net operating loss (NOL) carryforwards for federal income tax purposes. The NOL carryforwards expire in various years ranging from 2019 to 2023. During 2000, the Company may have experienced an ownership change as that term is defined in
Section 382 of the Internal Revenue Code. Under that section, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Therefore, the Company's pre-ownership change tax losses may be severely limited and may expire without being utilized.

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                                  Year Ended December 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
Federal income tax, at statutory rate .....................................   $         44    $     (3,064)
State income tax, net of federal benefit ..................................             10            (721)
Non-deductible expenditures, including goodwill impairment and other ......            193           3,080
Change in valuation allowance .............................................           (247)            705
                                                                              ------------    ------------
Income taxes, as recorded .................................................   $         --    $         --
                                                                              ============    ============


NOTE 16.          RELATED PARTIES

         The Chief Operating Officer and a Managing Director of a securities firm, that has in the past provided financial advisory services to the Company (the "Financial Advisor"), are directors of the Company. In additional, until recently, a principal and Chief Executive Officer of the Financial Advisor was a director of the Company. For acting as a placement agent for certain of the Company's financings, the Financial Advisor received a cash fee in the amount of $200,000 during 2002 and was issued warrants in 2002 to purchase 165,289 shares of Company common stock with an exercise price of $2.40 for a period of two years prior to adjustment for dilutive financings. These warrants were valued using the Black-Scholes option-pricing model at $180,900 assuming 80 percent volatility, a bond equivalent yield of 4.9%, and at a price of $2.40, prior to adjustment for dilutive financings. They are included on the accompanying condensed consolidated balance sheet as deferred financing fees and are being amortized and included as interest expense over the five-year life of the debt.

         The Company also paid its former Chairman of the Board $100,000 during the year ended December 31, 2002, to provide consulting services related to the restructuring of the Company's current business operations as well as to evaluate the Company's overall business strategies.

NOTE 17.          SUBSEQUENT EVENTS

         On April 14, 2004 the Company's Senior Secured Convertible Noteholders had declared the Company in default on its interest payments of approximately $432,000 and as a result were demanding acceleration payment of the $3,200,000 Senior Secured notes, plus accrued interest. As the Company had insufficient cash to satisfy the claims of its Noteholders, good faith negotiations ensued to resolve the issue to the benefit of the Company's shareholders.

         On October 27, 2004, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court of the Southern District of New York. The Company simultaneously filed a Plan of reorganization with the Court, to effect an agreement, subject to consideration and approval by the Court, to settle its claims with its Senior Secured Convertible Noteholders, as well as to provide some recovery to its unsecured creditors and shareholders.

         The Company had also received notice from the legal representative of one of the Bac-Tech principals to accelerate payment of $300,000 on a Promissory Note related to the January 2002 acquisition of Bac-Tech, which is secured by the Intellectual Property related to the acquisition. As of December 31, 2003, the Company had an obligation to pay the aforementioned party $100,000 on January 1, 2004, which it was unable to pay. This claim was settled and mutual releases signed in August 2004. Under the terms of the settlement, a one-time discounted payment of $60,000 satisfied the Promissory Note in full.

         On December 8, 2004, the Securities and Exchange Commission filed an objection to the Disclosure Statement and Plan with the Court, as did the United States Trustee on November 19, 2004. The bases for the objections were that the Company had not disclosed fully the future business and plan of eB2B Commerce, and that under our plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan.

         Under the Company's Plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, it is anticipated that any outstanding options and warrants agreements, as well as any employment agreements with the Company's officers, will be terminated.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Executive officers and directors

The following table sets forth certain information regarding our directors and executive officers:

Name                           Age       Position
----                           ---       --------

Richard S. Cohan*              51        Chairman of the Board of Directors and
                                         Chief Executive Officer
Robert Bacchi                  48        Chief Operating Officer

------------------
* Member of Audit Committee



Richard S. Cohan joined our company in May 2001 as president and chief operating officer. In July 2001, he became chief executive officer of our company, and relinquished his position as chief operating officer. He has been a director since May 2002, and Chairman of the Board since June 2003. Mr. Cohan served as senior vice president of WebMD, a health information technology company, from June 1998 to January 2001. He was also president of The Health Information Network Company, an e-health consortium of major New York health insurers and associations of which WebMD was the managing partner, from 1998 to 2001. Prior to joining WebMD, Mr. Cohan spent 18 years at National Data Corporation, with various titles including executive vice president, Healthcare.

Robert Bacchi joined our company in January 2002 as chief operating officer following our acquisition of Bac-Tech Systems, Inc., a privately-held New York City based e-commerce company. Mr. Bacchi founded Bac-Tech in 1981 and served as its President since such date.

The above director will hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All of the above executive officers serve at the discretion of our board of directors.

Commonwealth Associates, L.P. currently has the right to designate two members of our board of directors, but have no designees at this time. The holders of our Series B preferred stock, voting as a class, have the right to designate one member of our board of directors, and have no designee at this time. When the holders of the Series B preferred stock no longer have the right to designate a director, Commonwealth shall receive the right to designate such member. Commonwealth's right to designate this third member of the board and one of its two other designees shall expire when the Series C preferred stock has converted into shares of common stock or there is otherwise less than 20% of the originally issued shares of Series C preferred stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports with respect to transactions during our year ended December 31, 2003.

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

Item 10. Executive Compensation

The following table provides information concerning the annual and long-term compensation earned or paid to our chief executive officer and to each of our most highly compensated named executive officers other than the chief executive officer, whose compensation exceeded $100,000 during 2003.

                                                               Annual Compensation            Long-Term Compensation
                                                           ----------------------------   -----------------------------
               Name and                                                                        Number of Securities
          Principal Position                   Year           Salary            Bonus         Underlying Options (#)
---------------------------------------   --------------   ------------       ---------   -----------------------------
Richard S. Cohan                               2003           $228,948          $     0                     0
Chairman and Chief Executive Officer           2002           $201,068          $40,000             1,150,000
                                               2001           $114,086          $ 8,333               200,000

Robert Bacchi                                  2003           $160,049          $     0
Chief Operating Officer                        2002           $151,104          $     0               633,333

Option Grants in 2003

No individual grants of stock were made to our named executive officers in 2003. No stock options were exercised in 2003.

Aggregated Option Exercises in 2003 and Year End Values

The following table provides information concerning the value of unexercised options owned by each of our named executive officers at December 31, 2003. No stock options were exercised in 2003.

                                              Number of Securities                             Value of Unexercised
                                               Underlying Options                            In-the-Money Options (1)
                                    --------------------------------------------    ------------------------------------------
                 Name                  Exercisable           Unexercisable             Exercisable            Unexercisable
          ---------------------     -----------------   ------------------------    ------------------      ------------------
          Richard S. Cohan               652,779                720,555                     0                        0


          Robert Bacchi                  322,222                311,111                     0                        0


(1) Based on closing price of our common stock as reported on Nasdaq on December 31, 2003.

Employment Agreements

Our company and Richard S. Cohan, our chief executive officer and president, are parties to an employment agreement, dated May 4, 2001. The initial term of the agreement expires on May 3, 2004, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The agreement provides for an annual base salary of $175,000 with a minimum annual bonus of $50,000. In 2002, the Board of Directors increased Mr. Cohan's annual salary to $250,000 and changed the minimum guaranteed bonus to a contingent bonus of up to 50% of base salary dependent upon the achievement of certain defined operating parameters. Mr. Cohan has voluntarily opted for a salary level of $225,000. Mr. Cohan was also granted options to purchase 133,334 shares of common stock pursuant to our amended 2000 stock option plan. In the event Mr. Cohan's employment is terminated, for reason other than "cause" (as defined in the agreement), including the resignation of Mr. Cohan for good reason, the termination of Mr. Cohan's employment for our own convenience or upon Mr. Cohan's death or disability, the agreement provides that we are required to pay Mr. Cohan an amount equal to his annual base salary and bonus for a period of six months following the date of the event that resulted in the termination of employment and his options shall accelerate and immediately vest as provided in the agreement.

In connection with the acquisition of their company Bac-Tech Systems, Inc., our company entered into an employment agreement, dated January 2, 2002, with Robert Bacchi pursuant to which he was employed as our chief operating officer. The initial term of the agreement expires on January 1, 2005, but the agreement automatically renews for successive one-year terms unless terminated by either party prior to renewal. The employment agreement provides for an annual base salary of $165,000 and Mr. Bacchi was also granted options to purchase 33,334 shares of common stock pursuant to our amended 2000 stock option plan. Mr. Bacchi's salary was increased to $175,000 on January 3, 2004. If Mr. Bacchi is terminated without cause or for our convenience or in the event of his death or disability at any time, he or his estate would be entitled to his base salary for a period of six months from termination. In January 2004, Mr. Bacchi's salary was increased by the Board to $175,000.


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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table shows the common stock owned by our current directors and named executive officers, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of December 31, 2003 and all of our current directors and executive officers as a group. Included as shares beneficially owned are shares of convertible preferred stock, which preferred shares have the equivalent voting rights of the underlying common shares. Such preferred shares are included to the extent of the number of underlying shares of common stock. Also included are shares of common stock underlying convertible notes.

                                            Beneficial                 Percent of            Percent of
Name and Address                            Ownership of               Common               Common Stock
of Beneficial Owner (1)                     Capital Stock (2)          Stock (3)       On a Fully Diluted Basis (4)
-----------------------                     -----------------          ---------       ----------------------------
Richard S. Cohan                                306,354 (5)                2.2%                 0.4%
Robert Bacchi                                   516,040 (6)                3.8%                 0.6%
Robert Priddy (7)                            15,670,202 (8)               53.7%                18.7%
Stephen J. Warner (9)                        11,594,688 (10)              46.4%                13.8%
Edmund H. Shea, Jr. (11)                      9,596,511 (12)              41.8%                11.5%
Chesed Congregations of America (13)          5,563,747 (14)              32.9%                 6.6%
Michael S. Falk (15)                         10,203,067 (16)              43.3%                12.3%

All directors and officers as a group           755,727                    6.0%                 1.0%
  (2 persons)


(1) The address of each person who is a 5% holder, except as otherwise noted, is c/o eB2B Commerce, Inc., 665 Broadway, New York, New York 10012.
(2) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. Includes ownership of only those options and warrants that are exercisable within 60 days of December 31, 2003.
(3) The ownership percentages in this column for each person listed in this table are calculated assuming the exercise of all options and warrants held by such person exercisable within 60 days of the date of December 31, 2003 and conversion of all convertible notes held by such person convertible within such time period and giving effect to the shares of common stock held by such person.
(4) The ownership percentages in this column are calculated for each person listed in this table on a fully diluted basis, assuming the exercise of all options (regardless if exercisable within 60 days) and warrants, held by such person and all of our other securityholders and conversion of all preferred stock and convertible notes held by such person and all of our other securityholders.
(5) Includes 3,273 shares of common stock and (i) 247,585 shares underlying convertible notes and (ii) 55,556 shares underlying options.
(6) In addition to 257,404 shares of common stock (including 80,000 shares owned by family members) includes (i) 247525 shares underlying convertible notes and (ii) 11,111 shares underlying options
(7) The address of Mr. Priddy is 3291 Buffalo Drive, Suite 8, Las Vegas, Nevada 89129.
(8) Mr. Priddy may be deemed to be the beneficially owner of (i) 4,286221 shares of common stock beneficially owned by RMC Capital, LLC ("RMC"), of which Mr. Priddy is a manager and principal member, (ii) 246,085 shares of common stock underlying warrants, (iii) 1,734,961 shares of common stock underlying convertible preferred stock, and (iv) 9,405,936 shares of common stock underlying convertible notes. RMC's beneficial holdings include 8,342 shares of common stock and 4,152,659 shares of common stock underlying convertible preferred stock.
(9) The address of Mr. Warner is One N. Clematis Street, West Palm Beach, Florida 33401.
(10) Includes 3,673,905 shares underlying convertible preferred stock, and 7,920,778 shares underlying convertible notes owned by Alpine Venture Capital Partners L.P. Mr. Warner is the chief executive officer of Crossbow Ventures Inc., the management company for Alpine Venture Capital Partners L.P.
(11)     The address of Mr. Shea is 655 Brea Canyon Road, Walnut, California
         91789.

(12) In addition to 66,731 shares of common stock, includes 3,092,350 shares underlying convertible notes, (ii) 1,793 shares underlying warrants, and (iii) 6,435,637 shares underlying convertible notes.
(13) The address of Chesed Congregations of America is One State Street Plaza, New York, New York 10004.
(14) Includes 2,048,913 shares of common stock and 3,514,834 shares underlying convertible notes.
(15) The address of Mr. Falk is c/o Commonwealth Associates, L.P., 830 Third Avenue, New York, New York 10022.
(16) In addition to the aggregate of 2,408,862 shares beneficially owned by Commonwealth Associates L.P., which may be deemed to be beneficially owned by Mr. Falk, Mr. Falk's holdings include 12,056 shares of common stock, and the right to acquire (i) 1,921,837 shares underlying warrants and options, and (ii) 38,038shares underlying convertible preferred stock. In his capacity as chairman and controlling equity owner of Commonwealth Associates Management Corp., Mr. Falk shares voting and dispositive power with respect to the securities beneficially owned by Commonwealth Associates L.P. and may be deemed to be the beneficial owner of such securities. In addition, Mr. Falk (i) as sole member of the general partner of ComVest Venture Partners, LP, Mr. Falk may be deemed to own the 3,788,376 shares underlying warrants owned by such entity, and (ii) as a manager and principal member of ComVest Capital Partners, LLC, Mr. Falk may be deemed to beneficially own the 2,033,898 shares beneficially owned by such entity, which is inclusive of 53700 shares underlying warrants and 1,980,198 underlying convertible preferred notes. With respect to the entities mentioned in this note, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to such entities' shares and may therefore be deemed to be the beneficial owner of such securities.
(17) The address of Commonwealth Associates, L.P. is 830 Third Avenue, New York, New York 10022.
(18) The address for ComVest Capital Management LLC is 830 Third Avenue, New York, New York 10022.
(19) Commonwealth Associates, L.P.'s holding includes 26,341 shares of common stock, 8,861 shares underlying convertible preferred stock and 2,373,661 shares underlying warrants and unit purchase options.

Item 12. Certain Relationships and Related Transactions


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

December 15, 2004                   eB2B Commerce, Inc.

                                    By: /s/ RICHARD S. COHAN
                                        ----------------------------------------
                                        Richard S. Cohan
                                        Chairman and Chief Executive Officer
                                        (Principal Executive,
                                         Financial and Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 15, 2004                        By /s/ RICHARD S. COHAN
                                            ------------------------------------
                                            Richard S. Cohan
                                            Director

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

Date:  December 15, 2004                     /s/ RICHARD S. COHAN
                                             ----------------------------------
                                             Richard S. Cohan
                                             Chief Executive Officer and
                                             President (Principal Executive and
                                             Financial Officer)

Item 13. Exhibits and Reports on Form 8-K

Number        Description
------        -----------
2.1           Agreement and Plan of Merger by and between eB2B Commerce, Inc.
              and DynamicWeb Enterprises, Inc., dated December 1, 1999, and as amended, dated February 29, 2000 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 filed with the Registrant's
              Registration Statement on Form S-4 filed on January 24, 2000 and amended on March 20, 2000 ("Form S-4")).
2.2           Agreement and Plan of Merger by and between eB2B Commerce, Inc.,
              Netlan Merger Corporation and Netlan Enterprises, Inc., dated
              February 22, 2000 (incorporated by reference to Exhibit 2.5 filed with the Registrant's Form S-4).
2.3           Agreement and Plan of Merger among eB2B Commerce, Inc., Bac-Tech
              Systems, Inc., Robert Bacchi and Michael Dodier, dated as of
              January 2, 2002 (incorporated by reference to Exhibit 2.1 as filed with the Registrant's Form 8-K, dated January 2, 2002).
3.1           Certificate of Incorporation, as filed with the Secretary of State of New Jersey on August 7, 1979 together with subsequently filed
              Amendments and Restatements through April 2001, inclusive of terms and designations for Series A and Series B preferred stock
              (incorporated by reference to Exhibits 3.1.1 through Exhibit
              3.1.13 filed with the Registrant's Form S-4) and Amendments filed from May 2001 through January 2002, inclusive of terms and designations of Series C and Series D preferred stock.
3.2           Bylaws adopted August 7, 1979 including all subsequently filed
              Amendments and Restatements (incorporated by reference to Exhibit
              3.2.1 through Exhibit 3.2.4 filed with the Registrant's Form S-4).
3.3           Bylaw Amendment Adopted October 9, 2003 (incorporated by reference to Item 6, Exhibit 3.2.3 Amendment Adopted October 9, 2003 to
              Bylaws of Registrant, of Registrant's Form 10-QSB for the quarterly period ended September 30, 2003).
10.1          Employment Agreement between Richard S. Cohan and eB2B Commerce,
              Inc., dated effective as of May 4, 2001 (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on
              Form SB-2).
10.2          Form of Series A Preferred Stock Subscription Agreement
              (incorporated by reference to Amendment No. 1 to the Registrant's
              Registration Statement on Form SB-2) and schedule related thereto
              (incorporated by reference to Exhibit 10.5 filed with the Registrant's Annual Report on Form 10-KSB for the year ended
              December 31, 2001 ("2001 Form 10-KSB").
10.3          Form of Unit Subscription Agreement relating to Series B preferred stock and warrants (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2) and schedule related thereto (incorporated by reference to Exhibit
              10.6 as filed with the Registrant's 2001 Form-KSB).
10.4          Form of Unit Subscription Agreement relating to convertible notes and warrants issued in April/May 2001 (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on
              Form SB-2) and schedule related thereto (incorporated by reference to Exhibit 10.7 as filed with the Registrant's 2001 Form 10-KSB).
10.5          Form of Unit subscription relating to convertible notes and warrants issued in December 2001 and schedule related thereto
              (incorporated by reference to Exhibit 10.8 as filed with the Registrant's 2001 Form-10KSB).
10.6          Form of Unit Subscription Agreement relating to convertible notes and warrants issued in January 2002 and schedule related thereto
              (incorporated by reference to Exhibit 10.9 as filed with the Registrant's 2001 Form-10-KSB).

--------------------------------------------------------------------------------

10.7 Form of 7% Senior Subordinated Secured Convertible Note (incorporated by refrence to Exhibit 10.10 as filed with the Registrant's 2001 Form-KSB).
10.8 Software License Agreement between InterWorld Corporation and eChannel Ventures Inc., dated December 11, 1998, Addendum thereto dated September 30, 1999, Letter Agreement amending the Addendum, dated February 21, 2001, Amendment No. 1, dated April 12, 2001 and Amendment No. 2, dated December 24, 2001(incorporated by reference to Exhibit 10.11 as filed with the Registrant's 2001 Form KSB).
10.9 eB2B Commerce, Inc. 2000 Stock Option Plan, as amended through January 16, 2003.
10.10 Promissory Note, dated January 2, 2002, issued by eB2B Commerce, Inc. in favor of Robert Bacchi (incorporated by reference to Exhibit 10.1 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.11 Promissory Note, dated January 2, 2002, issued by eB2B Commerce, Inc. in favor of Michael Dodier (incorporated by reference to Exhibit 10.2 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.12 Security Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and each of Robert Bacchi and Michael Dodier (incorporated by reference to Exhibit 10.3 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.13 Registration Rights Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and each of Robert Bacchi and Michael Dodier (incorporated by reference to Exhibit 10.4 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.14 Employment Agreement, dated January 2, 2002, between eB2B Commerce, Inc., and Robert Bacchi (incorporated by reference to
              Exhibit 10.5 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.15 Employment Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Michael Dodier (incorporated by reference to
              Exhibit 10.6 as filed with the Registrant's Form 8-K, dated January 2, 2002).
10.16 Non-Competition Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Robert Bacchi (incorporated by reference to
              Exhibit 10.7 as filed with Registrant's Form 8-K, dated January 2,
              2002).
10.17 Non-Competition Agreement, dated January 2, 2002, between eB2B Commerce, Inc. and Michael Dodier (incorporated by reference to
              Exhibit 10.8 as filed with Registrant's Form 8-K, dated January 2,
              2002).
10.18 Form of Subscription Agreement relating to promissory notes issued in each of July 2002, September 2002, and November 2002 and schedule related thereto.
10.19 Form of 7% Senior Subordinated Secured Promissory Note issued each as of July 15, 2002, September 11, 2002, and November 4, 2002 and schedule related thereto.
10.20 General Security Agreement, dated July 11, 2002, between eB2B Commerce, Inc. and Robert Priddy, as Investor Representative.
10.21 Software License Agreement between InterWorld Corporation and eChannel Ventures Inc., dated December 11, 1998 Amendment No. 3 dated July 8, 2003 (incorporated by reference to Exhibit 10.1 as filed with the Registrant's Form 8-K, dated July 8, 2003)
99.1          Certification pursuant to 18 U.S.C. S1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

RIDER to EXHIBITS FOR FORM 10-KSB

Reports on Form 8-K.

         During the fourth quarter of 2003, we filed no Form 8-Ks.

Rider 14

Item 14. Controls and Procedures.
         -----------------------

         Our principal executive and financial officer has concluded, based on his evaluation as of a date within 90 days before the filing of this Form 10-KSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.