Form 10QSB
period 2004-03-31
EB2B COMMERCE INC /NY/
filed 2004-12-30
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

As of September 30, 2004, there were 8,467,461 shares of Common Stock, $0.0001 par value per share, of the registrant outstanding.

Transitional Small Business Disclosure format   Yes         No  X
                                                   -----      -----

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               eB2B COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                 March 31, 2004
                                 --------------
                                   (Unaudited)

                                     ASSETS
Current Assets
   Cash and cash equivalents                                                       $       214
   Accounts receivable, net of allowance of $199                                           462
   Deferred financing costs, net of accumulated amortization of $209                       256
                                                                                   -----------
          Total Current Assets                                                             932

Property and equipment, net                                                                 11
Product development costs, net of accumulated amortization of $5,883                       293
Intangibles assets, net of accumulated amortization of $3,015                               67
Other assets                                                                                35
                                                                                   -----------
             Total assets                                                          $     1,338
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                                $       742
   Accrued expenses and other current liabilities                                        1,120
   Current maturities of long-term debt                                                  3,357
   Deferred revenue                                                                        271
   Current liabilities of discontinued operations                                           87
                                                                                   -----------
          Total current liabilities                                                      5,577
Long-term debt, less current maturities                                                      -
                                                                                   -----------
          Total liabilities                                                              5,577
                                                                                   -----------

Commitments and contingencies

Stockholders' Deficit
   Preferred stock, convertible Series A - $.0001 par value; 2,000 shares
     authorized; 7 shares issued and outstanding                                             -
   Preferred stock, convertible Series B - $.0001 par value; 4,000,000 shares
     authorized; 1,983,674 shares issued and outstanding                                     -
   Preferred stock, convertible Series C - $.0001 par value; 1,750,000 shares
     authorized; 524,506 shares issued and outstanding                                       -
   Common stock - $.0001 par value; 200,000,000 shares authorized; 8,467,461
     shares issued and outstanding                                                           8
   Additional paid-in capital                                                          157,314
   Accumulated deficit                                                                (161,561)
                                                                                   -----------
          Total stockholders' deficit                                                   (4,239)
                                                                                   -----------
              Total liabilities and stockholders' deficit                          $     1,338
                                                                                   ===========


          See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                --------------------------
                                                                                   2004           2003
                                                                                -----------    -----------
Revenue                                                                         $       833    $     1,031
                                                                                -----------    -----------

Costs and Expenses:

    Cost of revenue                                                                     176            300
    Marketing and selling                                                                34            125
    Amortization of product development costs                                            60            128
    Amortization of other intangibles                                                    82            242
    General and administrative                                                          489            465
                                                                                -----------    -----------

           Total costs and expenses                                                     841          1,260
                                                                                -----------    -----------

Loss from continuing operations before interest and other expenses, net                  (8)          (229)

    Interest and other expenses, net                                                   (171)          (163)
                                                                                -----------    -----------

Loss from continuing operations                                                        (179)          (392)

Loss from discontinued operations                                                         -            (23)
                                                                                -----------    -----------

Net Loss                                                                        $      (179)   $      (415)
                                                                                ===========    ===========

Net loss per common and common equivalent share:
    Basic and Diluted:
       Loss per common share from continuing operations                         $     (0.03)   $     (0.13)
       Loss per common share from discontinued operations                                 -          (0.01)
                                                                                -----------    -----------
       Loss per common                                                          $     (0.03)   $     (0.13)
                                                                                ===========    ===========

Weighted average number of common shares outstanding:                             6,495,984      3,128,439
                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     For the Three Months Ended
                                                                              March 31
                                                                          2004         2003
                                                                       ---------    ---------
Cash flows from operating activities:
   Net loss from continuing operations                                 $    (179)   $    (392)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                           145          412
     Provision for doubtful accounts                                           4            -
     Non-cash interest expense                                               170          106
   Changes in operating assets and liabilities:
     Accounts receivable                                                     121          194
     Other current assets                                                      9           29
     Accounts payable                                                        (99)        (197)
     Accrued expenses and other liabilities                                   (3)         (22)
     Deferred revenue                                                          6         (240)
                                                                       ---------    ---------

       Net cash provided by (used in) operating activities                   174         (110)
                                                                       ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                        (5)           -
   Product development expenditures                                          (88)         (91)
                                                                       ---------    ---------

       Net cash used in investing activities                                 (93)         (91)
                                                                       ---------    ---------

Cash flows from financing activities:
   Payments on borrowings                                                    (13)          (9)
                                                                       ---------    ---------

       Net cash used by financing activities                                 (13)          (9)
                                                                       ---------    ---------

Net cash provided by (used in) continuing operations                          68         (210)
                                                                       ---------    ---------

Net cash used in discontinued operations                                       -          (23)
                                                                       ---------    ---------

Net change in cash and cash equivalents                                       68         (233)
Cash and equivalents - beginning of period                                   146          461
                                                                       ---------    ---------
Cash and equivalents - end of period                                   $     214    $     228
                                                                       =========    =========

       Supplemental disclosure of cash flow information
           Cash paid for interest                                      $       -    $       2
       Non-cash investing and financing activities:
           Remeasurement of settlement obligation                      $       -    $       4

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

     On April 14, 2004 the Company filed an 8-K disclosing that the Company's Senior Secured Convertible Noteholders had declared the Company in default on its interest payments of approximately $432,000 and as a result were demanding acceleration of $3,200,000, the face value of the Senior Secured notes, plus accrued interest. As the Company had insufficient cash to satisfy the claims of its Noteholders, good faith negotiations ensued to resolve the issue to the benefit of the Company's shareholders. Due to the uncertainty that resulted from the declared default, the Company delayed the filing of its annual report for the year ended December 31, 2003 and its quarterly reports for March 31, 2004, June 30, 2004, and September 30, 2004.

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

     The Securities and Exchange Commission has filed an objection to the Disclosure Statement and Plan with the Court, as has the United States Bankruptcy Trustee. The bases for the objections were that the Company had not disclosed fully the future business and plan of eB2B Commerce, and that under the plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan. A hearing on the

Disclosure Statement will be held where it is anticipated that these objections will be raised. Because the outcome of the hearing is not known, these financial statements do not reflect any adjustments should the business be unable to continue under the plan described above.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


NOTE 3.  DISCONTINUED OPERATIONS

     In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2004 and 2003, the Company's discontinued operations contributed net sales of $0 and $0, respectively. As of March 31, 2004, there were no assets relating to this segment, and its liabilities totaled $87,000.

NOTE 4.  ACCOUNTING FOR STOCK BASED COMPENSATION

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the three months ended March 31, 2004 as no awards were granted during the period. Stock-based compensation cost of approximately $31,000 is reflected in the accompanying Statement of Operations for the three months ended March 31, 2003, as a result of the grant, on March 17, 2003, of an aggregate of 766,000 stock options to the Company's employees. The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                    2004          2003
                                                                                -----------   -----------
Loss from continuing operations, as reported                                    $      (179)  $      (392)
Add:  Stock-base compensation expense included in reported net loss                       -            31
                                                                                -----------   -----------
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards                                                    -           (31)
                                                                                -----------   -----------

Pro forma loss from continuing operations, net of tax                           $      (179)  $      (392)
                                                                                ===========   ===========

Income (loss) from discontinued operations, as reported                         $         -   $       (23)
                                                                                -----------   -----------
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards                                                    -             -
                                                                                -----------   -----------

Pro forma income (loss) from discontinued operations, net of tax                $         -   $       (23)
                                                                                ===========   ===========

Net loss, as reported                                                           $      (179)  $      (415)
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards                                                    -             -
                                                                                -----------   -----------

Pro forma net loss                                                              $      (179)  $      (415)
                                                                                ===========   ===========

Income (loss) per share:
     Income (loss) from continuing operations - as reported                     $     (0.03)  $     (0.12)
                                                                                ===========   ===========
     Income (loss) from continuing operations - pro forma                       $     (0.03)  $     (0.12)
                                                                                ===========   ===========

     Income (loss) from discontinued operations - as reported                   $         -   $     (0.01)
                                                                                ===========   ===========
     Income (loss) from discontinued operations - pro forma                     $         -   $     (0.01)
                                                                                ===========   ===========

     Net income (loss) - as reported                                            $     (0.03)  $     (0.13)
                                                                                ===========   ===========
     Net income (loss) - pro forma                                              $     (0.03)  $     (0.13)
                                                                                ===========   ===========

     Weighted average number of common shares outstanding                         6,495,984     3,128,439
                                                                                ===========   ===========

NOTE 5.  NET INCOME (LOSS) PER COMMON SHARE

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

     Options and warrants to purchase 20,389,362 shares of common stock, and preferred shares or long term debt convertible into 55,652,507 shares of common stock for the three months ended March 31, 2004 were not included in diluted earnings per share as their effect would be anti-dilutive. Options and warrants to purchase 26,229,826 shares of common stock, and preferred shares or long term debt convertible into 50,437,000 shares of common stock for the three months ended March 31, 2003, respectively were not included in diluted loss per share because they would have been antidilutive.


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

NOTE 7 - SUBSEQUENT EVENT

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

     On November 1, 2004, the Court entered an order approving Interim Debtor-In-Possession financing in an amount not to exceed $120,000. Enable Corporation, a Florida corporation, is providing the Company with up to $300,000 in Debtor-In-Possession financing. The Court approved the financing in final form on November 22, 2004, and the Company now has full access to the $300,000 in Debtor-In-Possession loan facility.

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

     On December 15, 2004, the Court approved the Company's revised Disclosure Statement and set a confirmation hearing date of January 26, 2005 regarding the Company's Plan. The Company anticipates meeting with the SEC and U.S. Trustee to try and resolve their objections prior to the hearing.

     Investors may secure a copy of the Disclosure Statement in the bankruptcy case at the Bankruptcy Court's Internet site at www.nysb.uscourts.gov, Chapter 11 Case Number 04-16926(CB).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain of the statements contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of eB2B Commerce, Inc. (the "Company") with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company's liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its reorganization plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; economic conditions; labor costs; financing availability and costs; insurance costs; competitive pressures on pricing and on demand; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities, common stock and/or other equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

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

Impact of Critical Accounting Policies

     The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see the Notes to the Financial Statements included in our Form 10-KSB for the year ended December 31, 2003.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004

     Total revenue for the first quarter ended March 31, 2004 was $833,000, compared to $1,031,000 for the same period in 2003, a decrease of $198,000, or 19%. Compared to revenue of $946,000 for the fourth quarter of 2003, total revenue decreased by $113,000, or 12%. The decrease in overall and sequential revenue was attributable to the anticipated contraction of the Company's professional services consulting business, and other non-core legacy lines of business, as well as timing of completion and revenue recognition of several large projects.

     In the three-month periods ended March 31, 2004 and 2003, one customer accounted for approximately 22% and 23% of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the respective periods.

     Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries of personnel and consultants providing consulting services to clients. Total cost of revenue for the three-month periods ended March 31, 2004 and 2003 amounted to $176,000 and $300,000, respectively, a decrease of $124,000 or 41% percent. The decrease was a result of fewer professional services hours used during the quarter.

     Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses decreased by $91,000, or 73%, to $34,000 for the three months ended March 31, 2004, from the $125,000 for the three months ended March 31, 2003, due to a reduction in headcount and a decrease in travel and related expenses, since the Company was focused on generating revenue from existing customers.

     Product development expenses mainly represent amortization of capitalized software development costs and related costs associated with the development of our intellectual property and technology infrastructure necessary to capture and process transactions. Product development expenses were approximately $60,000 and $128,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease of $68,000, or 53%, was primarily attributable to a stabilized technology platform in 2003, resulting in less development expense capitalized in prior periods and subsequent reduction in amortization in 2004. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions of our software are implemented.

     General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended March 31, 2004 and 2003, total general and administrative expenses amounted to $489,000 and $465,000, respectively, an increase of $24,000, or 5%. The increase is mainly attributable to (i) a benefit of approximately $99,000 in the three month period ended in March 31, 2003 not found in the same period in 2004 due to the settlement of various liabilities with a healthcare provider and various investor relations vendors and, (ii) offset by a decrease in salary and wages and related costs of approximately $70,000 in the three months period ended March 31, 2004, due to headcount reduction taken by the Company in prior periods.

     Amortization of other intangibles are non-cash charges associated with the DynamicWeb, and Bac-Tech business combination. Amortization expense was $82,000 and $242,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease of $160,000 is due to the completion of amortization of the DynamicWeb intangibles.

     Interest and other expenses, net amounted to an expense of $171,000 for the three-month period ended March 31, 2004 compared to $163,000 for the same three-month period in 2003. The higher interest expense for the first quarter 2004 is a result of additional non-cash interest expense from the $300,000 Senior Secured Note held in escrow and drawn on April 30, 2003.

     Net loss in the first quarter of 2004 was $179,000, or $(0.03) per share, compared to a net loss of $415,000, or ($0.14) per share, for the same period last year, representing an improvement of $236,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, our principal source of liquidity was approximately $214,000 of cash and cash equivalents. As of March 31, 2004, we had a negative working capital position of $4,645,000.

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

     Currently, we are dependent on our month-to-month collection activity as well as our best efforts in anticipating expenses in order to continue operations. Any unexpected shortfall in collections or unanticipated major expense could cause us to scale back our operations or cause us to suspend or cease operations.

     On April 14, 2004 our Senior Secured Convertible Noteholders gave the Company notice that as a result of its default on interest due, the Noteholders demanded acceleration of their entire Senior Secured Convertible Debt in the aggregate amount of $3,200,000. The Company was unable to satisfy the claims of its Noteholders due to its cash position.

     In order to effectuate a settlement with its Noteholders and after exhausting its external options for curing the default on its notes, the Company filed for bankruptcy protection under Chapter 11.

     Prior to the filing, the Company had taken actions to cure its default, improve its cash position and fund any remaining operating losses including:

     o Additional cost reduction measures, which had reduced annual salaries, benefits or other operating expenses by approximately $30,000 per month,

     o Discussions aimed at securing additional capital, through commercial banking, investment banking, and receivables financing channels, which did not result in additional funds being available to the Company,

     o Discussions with potential sale or merger partners of the Company, none of which resulted in a firm offer being made for the sale of the Company, its assets, or a potential merger.

     o Discussions with secured and unsecured creditors regarding the Company's financial status.

     The Company released an 8-K on April 14, 2004 disclosing that the Senior Secured Noteholders were accelerating their notes, and that negotiations would ensue. As a result of the negotiations, the Company's 10-KSB for calendar 2003, along with this and subsequent 10-QSB filings were delayed, pending resolution. An agreement was tentatively reached with the Noteholders that the Company would seek relief under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 2004 the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.

     On November 1, 2004, the Court entered an order approving Interim Debtor-In-Possession financing in an amount not to exceed $120,000. Enable Corporation, a Florida corporation, is providing the Company with up to $300,000 in Debtor-In-Possession financing. The Court approved the financing in final form on November 22, 2004, and the Company now has full access to the $300,000 in Debtor-In-Possession loan facility.

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

     On December 15, 2004, the Court approved the Company's revised Disclosure Statement and set a confirmation hearing date of January 26, 2005 regarding the Company's Plan. The Company anticipates meeting with the SEC and U.S. Trustee to try and resolve their objections prior to the hearing.

     We generated $68,000 of cash from continuing operations for the three-months ended March 31, 2004, as compared to cash used in continuing operations for the same period in 2003 of $233,000.

     Net cash provided by continuing operating activities totaled approximately $174,000 for the three-months ended March 31, 2004 as compared to $110,000 in cash used for the same period in 2003. Net cash provided by continuing operating activities for the three-month period resulted primarily from (i) $34,000 source of cash from operating assets and liabilities, (ii) the $179,000 net loss from continuing operations and (iii) an aggregate of $319,000 of non-cash charges consisting primarily of depreciation, amortization, provision for doubtful accounts and non-cash interest expense. Net cash used in operating activities for the three-months ended March 31, 2003, resulted primarily from (i) the $392,000 net loss from continuing operations and (ii) a $236,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $518,000 of non-cash charges consisting primarily of depreciation, amortization, stock-based compensation expense, and non-cash interest expense.



     Net cash used in investing activities totaled approximately $93,000, for the three months ended March 31, 2004, of which $88,000 was related to investments in product development and $5,000 to capital expenditures. Net cash used by investing activities for the same period in 2003 was approximately $91,000, of which the entire amount was related to product development.

     Net cash used in financing activities for the quarter ended March 31, 2004 resulted from (i) payments of borrowings totaling $25,000. Net cash used in investing activities for the quarter ended March 31, 2003 resulted from (i) payments of borrowings totaling $9,000.

     The Company has entered into various financing and commercial commitments. The Company's Senior Notes is carried on its financial statements net of discounts of $715,591 at March 31, 2004. Following is a summary of required cash obligations, all due in the current period since they have been called:

                                              Year Ended March 31,
                          --------------------------------------------------------------
                             2004         2005         2006         2007         2008
                          ----------   ----------   ----------   ----------   ----------
   Senior Notes           $4,037,500   $        -   $        -   $        -   $        -
   Operating leases          582,346            -            -            -            -
   Capital leases             78,202            -            -            -            -
                          ----------   ----------   ----------   ----------   ----------
                          $4,698,048   $        -   $        -   $        -   $        -
                          ==========   ==========   ==========   ==========   ==========

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

PART II. OTHER INFORMATION


ITEM 3. DEFAULT ON SENIOR SECURITIES, CHAPTER 11 FILING, APPROVAL OF DEBTOR-IN-POSSESION FINANCING, SEC OBJECTION, CONFIRMATION HEARING

     According to the terms of its January 2002 5-year, 7%, subordinated senior secured notes, the Company was obligated to begin making interest payments each quarter, in cash or registered shares of company stock, beginning March 2002. To date, the Company has paid no cash interest and because we do not have an effective registration statement covering the applicable shares, we are in default in the approximate amount of $238,000, representing interest payments for March, June, September, and December of 2002, as well as March, June, September, and December 2003, as well as March, June, and September of 2004. As of September 30, 2004, the total amount of indebtedness equals $2,262,500 plus unpaid interest of $435,532.

     Because of the amount owing on the January 2002 notes, it is likely that we are in a cross-default position regarding our July 2002 notes, which limit the amount of indebtedness the Company may incur. The total amount of the July 2002 notes is $1,200,000. Similarly to the January 2002 notes, interest has not been paid in September or December 2002, March, June, September or December of 2003, as well as March, June, or September 2004. As of September 30, 2004, the total amount of indebtedness equals $1,200,000 plus unpaid interest of $159,762.

     On April 14, 2004 the Investor Representative of the holders of both January and July 2002 notes informed the Company that a quorum of investors had authorized the Investor Representative to accelerate the notes according to their terms, and demand payment of the entire $3,200,000 of principal plus interest, or surrender the assets of the Company according to the terms of the agreement. In the ensuing period, negotiations were held to resolve the situation. A tentative agreement was reached in October 2004, providing that the Noteholders would extinguish their debt and interest in exchange for the operating assets of the Company under a Chapter 11 reorganization and Court approval of a Plan of reorganization. Such filing and Plan was made with the U.S. Bankruptcy Court in the Southern District of New York, Bankruptcy Case Number 04-16926(CB) on October 27, 2004.

     On November 1, 2004, the Court entered an order approving Interim Debtor-In-Possession financing in an amount not to exceed $120,000. Enable Corporation, a Florida corporation that is providing the Company with up to $300,000 in Debtor-In-Possession financing, provided the financing. The Court approved the financing in final form on November 22, 2004, and the Company now has full access to the $300,000 in Debtor-In-Possession financing.

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

     On December 15, 2004, the Court approved the Company's revised Disclosure Statement and set a confirmation hearing date of January 26, 2005 regarding the Company's Plan. The Company anticipates meeting with the SEC and U.S. Trustee to try and resolve their objections prior to the hearing.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company did not file any Form 8-K's during this period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         eB2B Commerce, Inc.
                                         -------------------
                                         (Registrant)


December 29, 2004                        By:  /s/ Richard Cohan
-----------------                        ---------------------------
                                         Chief Executive Officer and President
                                         (Principal financial officer)