Form 10QSB
period 2004-06-30
EB2B COMMERCE INC /NY/
filed 2005-01-07
CIK 317788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                          Commission file number 10039

                               eB2B COMMERCE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      NEW JERSEY                       22-2267658
           -------------------------------       ----------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)       Identification Number)

                                  665 BROADWAY
                               NEW YORK, NY 10012
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 477-1700
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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


                                  June 30, 2004
                                  -------------
                                   (Unaudited)

                           ASSETS
Current Assets
     Cash                                                                         $      271
     Accounts receivable, net of allowance of $178                                       561
     Deferred financing costs, net of accumulated amortization of $232                   233
                                                                                  ----------
         Total Current Assets                                                          1,065

Property and equipment, net                                                               13
Product development costs, net of accumulated amortization of $5,943                     322
Other assets                                                                              35
                                                                                  ----------
         Total assets                                                             $    1,435
                                                                                  ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                             $      707
     Accrued expenses and other current liabilities                                    1,204
     Current maturities of long-term debt                                              3,399
     Deferred revenue                                                                    260
     Current liabilities of discontinued operations                                       87
                                                                                  ----------
         Total current liabilities                                                     5,657
Long-term debt, less current maturities                                                   --
                                                                                  ----------
         Total liabilities                                                             5,657
                                                                                  ----------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, convertible Series A - $.0001 par value; 2,000 shares
         authorized; 7 shares issued and outstanding                                      --
     Preferred stock, convertible Series B - $.0001 par value; 4,000,000 shares
         authorized; 1,983,674 shares issued and outstanding                              --
     Preferred stock, convertible Series C - $.0001 par value; 1,750,000 shares
         authorized; 524,506 shares issued and outstanding                                --
     Common stock - $.0001 par value; 200,000,000 shares authorized;
         8,467,461 shares issued and outstanding                                           1
     Additional paid-in capital                                                      157,321
     Accumulated deficit                                                            (161,544)
                                                                                  ----------
         Total stockholders' deficit                                                  (4,222)
                                                                                  ----------
         Total liabilities and stockholders' deficit                              $    1,435
                                                                                  ==========

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30                         June 30
                                                                      ----------------------------    ----------------------------
                                                                          2004            2003            2004            2003
                                                                      ------------    ------------    ------------    ------------
Revenue                                                               $      1,053    $      1,213    $      1,886    $      2,244
                                                                      ------------    ------------    ------------    ------------

Costs and Expenses:

     Cost of revenue                                                           167             300             343             600
     Marketing and selling                                                      13             100              47             225
     Amortization of product development costs                                  60              54             120             182
     Amortization of other intangibles                                          67              82             149             324
     General and administrative                                                586             460           1,075             925
     Gain on settlement of licensing liability                                  --            (566)             --            (566)
                                                                      ------------    ------------    ------------    ------------

            Total costs and expenses                                           893             430           1,734           1,690
                                                                      ------------    ------------    ------------    ------------

Income from continuing operations                                              160             783             152             554
before interest and other expenses, net

     Interest and other expenses, net                                         (143)           (168)           (314)           (331)
                                                                      ------------    ------------    ------------    ------------

Income (loss) from continuing operations                                        17             615            (162)            223

Income (loss) from discontinued operations                                      --              17              --              (6)
                                                                      ------------    ------------    ------------    ------------

Net income (loss)                                                     $         17    $        632    $       (162)   $        217
                                                                      ============    ============    ============    ============

Net income (loss) per common and common equivalent share:
     Basic:
        Loss per common share from continuing operations              $       0.00    $       0.19    $      (0.02)   $       0.07
        Income (loss) per common share from discontinued operations             --            0.01              --           (0.00)
                                                                      ------------    ------------    ------------    ------------
        Net income (loss) per common                                  $       0.00    $       0.20    $      (0.02)   $       0.07
                                                                      ============    ============    ============    ============

     Diluted
        Loss per common share from continuing operations              $       0.00    $       0.19    $      (0.02)   $       0.07
        Income (loss) per common share from discontinued operations             --            0.01              --           (0.00)
                                                                      ------------    ------------    ------------    ------------
        Net income (loss) per common                                  $       0.00    $       0.20    $      (0.02)   $       0.07
                                                                      ============    ============    ============    ============

Weighted average number of common shares outstanding:
     Basic                                                               8,467,461       3,157,416       7,481,723       3,140,931
                                                                      ============    ============    ============    ============
     Diluted                                                            26,216,125      21,713,096       7,481,723      21,696,611
                                                                      ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                               eB2B COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six Months Ended June 30
                                                                         ------------------------
                                                                            2004          2003
                                                                         ----------    ----------
Cash flows from operating activities:
    Net (loss) income from continuing operations                         $     (162)   $      223
    Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                             275           578
      Provision for doubtful accounts                                            25            --
      Non-cash interest expense                                                 314           211
      Gain on settlement of licensing liability                                  --          (566)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         1           240
      Other current assets                                                        9            46
      Other assets                                                               --            15
      Accounts payable                                                         (134)         (229)
      Accrued expenses and other current liabilities                             15          (150)
      Deferred revenue                                                           (5)         (555)
                                                                         ----------    ----------

        Net cash provided by (used in) operating activities                     338          (187)
                                                                         ----------    ----------

Cash flows from investing activities:
    Purchases of property and equipment                                         (10)           --
    Product development expenditures                                           (177)         (182)
                                                                         ----------    ----------

        Net cash used in investing activities                                  (187)         (182)
                                                                         ----------    ----------

Cash flows from financing activities:
    Payments on borrowings                                                      (26)          (24)
    Proceeds from long-term debt                                                 --           275
                                                                         ----------    ----------

        Net cash (used in) provided by financing activities                     (26)          251
                                                                         ----------    ----------

Net cash provided by (used in) continuing operations                            125          (118)
                                                                         ----------    ----------

Net cash used in discontinued operations                                         --           (36)
                                                                         ----------    ----------

Net change in cash                                                              125          (154)
Cash - beginning of period                                                      146           461
                                                                         ----------    ----------
Cash - end of period                                                     $      271    $      307
                                                                         ==========    ==========

        Supplemental disclosure of cash flow information
            Cash paid for interest                                       $       --    $        2

See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
eB2B COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

       To ensure the success of the Company, and to address the accumulated deficit and negative cash flows from operations, management enacted a plan for the Company, which included various cost cutting measures commenced in 2001. Management also took the following actions:

               o    Raised additional capital.

               o    Pursued negotiations with its remaining unsecured creditors.

               o Investigated potential transactions involving the sale or merger of the Company.

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

       The Securities and Exchange Commission has filed an objection to the Disclosure Statement and Plan with the Court, as has the United States Bankruptcy Trustee. The bases for the objections were that the Company had not disclosed fully the future business and plan of eB2B Commerce, and that under the plan the Company was in effect liquidating its assets and therefore was not able to seek a discharge in bankruptcy. The Company disagrees with this interpretation of the plan, in that under its plan, the Company sought to give all financially affected parties the maximum recovery possible while fully discharging its debt to the Senior Secured Noteholders. Without the Plan Sponsor and the sale of the corporate shell, it is likely that creditors and shareholders will receive little or no recovery under the plan. A hearing on the Disclosure Statement will be held where it is anticipated that these objections will be raised. Because the outcome of the hearing is not known, these financial

--------------------------------------------------------------------------------
statements do not reflect any adjustments should the business be unable to continue under the plan described above.

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


NOTE 3.  DISCONTINUED OPERATIONS

       In September 2002, the Company discontinued its Training and Educational Services business segment. The Company was unable to find a buyer for this business segment and determined that it was in the best interests of its shareholders to discontinue its operations rather than continue to fund its working capital needs and operating losses. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the three and six months ended June 30, 2004 and 2003, the Company's discontinued operations contributed net sales of $0 and $0, respectively. As of June 30, 2004, there were no assets relating to this segment, and its liabilities totaled $87,000.

NOTE 4.  ACCOUNTING FOR STOCK BASED COMPENSATION

       Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the three and six months ended June 30, 2004 as no awards were granted during those periods. No stock-based compensation cost is reflected in the three months ended June 30, 2003, as no awards were granted during the period. Stock-based compensation cost of approximately $31,000 is reflected in the accompanying Statement of Operations for the six months ended June 30, 2003, as a result of the grant, on March 17, 2003, of an aggregate of 766,000 stock options to the Company's employees. The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

--------------------------------------------------------------------------------

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                 -------------------------------   -------------------------------
                                                                      2004             2003             2004             2003
                                                                 --------------   --------------   --------------   --------------
Income (loss) from continuing operations, as reported            $           17   $          615   $         (162)  $          223
Add:  Stock-base compensation expense included in reported
net loss                                                                     --               --               --               31
                                                                 --------------   --------------   --------------   --------------
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards                   --               --               --              (31)
                                                                 --------------   --------------   --------------   --------------

Pro forma income (loss) from continuing operations, net of tax   $           17   $          615   $         (162)  $          223
                                                                 ==============   ==============   ==============   ==============

Income (loss) from discontinued operations, as reported          $           --   $           17   $           --   $           (6)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards                   --               --               --               --
                                                                 --------------   --------------   --------------   --------------

Pro forma income (loss) from discontinued operations,
net of tax                                                       $           --   $           17   $           --   $           (6)
                                                                 ==============   ==============   ==============   ==============

Net income (loss), as reported                                   $           17   $          632   $         (162)  $          217
Add:  Stock-base compensation expense included in reported
net loss                                                                     --               --               --               31
                                                                 --------------   --------------   --------------   --------------
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards                   --               --               --              (31)
                                                                 --------------   --------------   --------------   --------------

Pro forma net income (loss)                                      $           17   $          632   $         (162)  $          217
                                                                 ==============   ==============   ==============   ==============

Basic:
Income (loss) per share:
     Income (loss) from continuing operations - as reported      $         0.00   $         0.19   $        (0.02)  $         0.07
                                                                 ==============   ==============   ==============   ==============
     Income (loss) from continuing operations - pro forma        $         0.00   $         0.19   $        (0.02)  $         0.07
                                                                 ==============   ==============   ==============   ==============

     Income (loss) from discontinued operations - as reported    $           --   $         0.01   $           --   $        (0.00)
                                                                 ==============   ==============   ==============   ==============
     Income (loss) from discontinued operations - pro forma      $           --   $         0.01   $           --   $        (0.00)
                                                                 ==============   ==============   ==============   ==============

     Net income (loss) - as reported                             $         0.00   $         0.20   $        (0.02)  $         0.07
                                                                 ==============   ==============   ==============   ==============
     Net income (loss) - pro forma                               $         0.00   $         0.20   $        (0.02)  $         0.07
                                                                 ==============   ==============   ==============   ==============

Diluted:
Income (loss) per share:
     Income (loss) from continuing operations - as reported      $         0.00   $         0.03   $        (0.02)  $         0.01
                                                                 ==============   ==============   ==============   ==============
     Income (loss) from continuing operations - pro forma        $         0.00   $         0.03   $        (0.02)  $         0.01
                                                                 ==============   ==============   ==============   ==============

     Income (loss) from discontinued operations - as reported    $           --   $         0.00   $           --   $        (0.00)
                                                                 ==============   ==============   ==============   ==============
     Income (loss) from discontinued operations - pro forma      $           --   $         0.00   $           --   $        (0.00)
                                                                 ==============   ==============   ==============   ==============

     Net income (loss) - as reported                             $         0.00   $         0.03   $        (0.02)  $         0.01
                                                                 ==============   ==============   ==============   ==============
     Net income (loss) - pro forma                               $         0.00   $         0.03   $        (0.02)  $         0.01
                                                                 ==============   ==============   ==============   ==============

Weighted average number of common shares outstanding:
     Basic                                                            8,467,461        3,157,416        7,481,723        3,140,931
                                                                 ==============   ==============   ==============   ==============
     Diluted                                                         26,216,125       21,713,096        7,481,723       21,696,611
                                                                 ==============   ==============   ==============   ==============

--------------------------------------------------------------------------------

NOTE 5.  NET INCOME PER COMMON SHARE

       Basic net income per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method).

       Options and warrants to purchase 20,389,362 shares of common stock, and preferred shares or long term debt convertible into 55,652,507 shares of common stock for the three and six months ended June 30, 2004 were not included in diluted earnings per share as their effect would be anti-dilutive. Options and warrants to purchase 26,229,826 shares of common stock, and preferred shares or long term debt convertible into 50,437,000 shares of common stock for the three and six months ended June 30, 2003, respectively were not included in diluted loss per share because they would have been antidilutive.


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

NOTE 7 - SUBSEQUENT AND OTHER EVENTS

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

--------------------------------------------------------------------------------

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

Forward-looking statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. These risks and assumptions could cause actual results to vary materially from the

--------------------------------------------------------------------------------
future results indicated, expressed or implied in the forward-looking statements included in this Form 10-QSB. We disclaim any obligation to update information contained in any forward-looking statement.

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

--------------------------------------------------------------------------------

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

Accounting for Business Combinations and Intangible Assets

       The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ--the useful life of a customer list may not be the same as the other intangible assets, such as patents, copyrights, or to other assets, such as software licenses. Consequently, to the extent a longer-lived asset (e.g., patents) is ascribed greater value than to a shorter-lived asset with a definitive life (e.g. customer lists and software licenses) there may be less amortization recorded in a given period. Furthermore, determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. The value of our intangible assets is exposed to future adverse changes if our company experiences decline in operating results or experiences significant negative

--------------------------------------------------------------------------------
industry or economic trends or if future performance is below historical trends. We periodically review intangible assets for impairment using the guidance of applicable accounting literature.


RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

       Total revenue for the second quarter ended June 30, 2004 was $1,053,000, compared to $1,213,000 for the same period in 2003, a decrease of $160,000, or 13%. Compared to revenue of $833,000 for the first quarter of 2004, total revenue increased by $220,000, or 26%. Revenue for the six-month periods ended June 30, 2004 and 2003 amounted to $1,886,000 and $2,244,000, respectively, a decrease of $358,000, or 16%. The year-over-year decrease for the three and six months period was caused by reduced IT spending by the Company's largest client and the Company's reduction in marketing and selling expenses, as it focused on generating revenue from existing relationships. The sequential increase in revenue was primarily attributable to the timing of completed large projects and revenue recognition based on completed contracts and ramp up of a large customer on the Company's Trade Gateway platform.

       In the six-month periods ended June 30, 2004 and 2003, one customer accounted for approximately 17% and 22% of our total revenue, respectively. No other customer accounted for 10% or more of our total revenue for the respective periods.

       Cost of revenue consists primarily of salaries and benefits for employees providing technical support as well as salaries of personnel and consultants providing consulting services to clients. Total cost of revenue for the three-month periods ended June 30, 2004 and 2003 amounted to $167,000 and $300,000, respectively, a decrease of $133,000 or 44% percent. The decrease was a result of fewer professional services hours used during the three-months period ended June 30, 2004. For the six-month periods ended June 30, 2004 and 2003, cost of revenue was $343,000 and $600,000, respectively. The decrease of $257,000, or 43%, was a result of fewer professional services hours used during the six-month period ended June 30, 2004.

       Marketing and selling expenses consist primarily of employee salaries, benefits and commissions, and the costs of promotional materials, trade shows and other sales and marketing programs. Marketing and selling expenses decreased to $13,000, or 87%, for the three months ended June 30, 2004, from the $100,000 for the three months ended June 30, 2003. For the six-month periods ended June 30, 2004 and 2003, marketing and selling expense was $47,000 and $225,000 respectively. For the six-month periods ended June 30, 2004, marketing and selling expenses decreased $178,000, or 79%. The decreases in both the three and six months periods ended June 30, 2004 were due to a reduction in headcount and a decrease in travel and related expenses, since the Company was focused on generating revenue from existing customers.

       Product development expenses mainly represent amortization of capitalized software development costs and related costs associated with the development of our intellectual property and technology infrastructure necessary to capture and process transactions. Product development expenses were approximately $60,000 and $54,000 for the three-month periods ended June 30, 2004 and 2003, respectively. The increase of $6,000, or 11%, was primarily attributable to increased technology platform investments in prior periods resulting in an increase in amortization in the quarter. Product development expense for the six-month periods ending June 2004 and 2003 were $120,000 and $182,000 respectively. The decrease of $62,000 or 34% was primarily attributable to a stabilized technology platform in 2003, resulting in less development expense capitalized in prior periods and subsequent reduction in amortization in 2004. We capitalize qualifying computer software costs incurred during the application development stage. Accordingly, we anticipate that product development expenses will fluctuate from quarter to quarter as various milestones in the development are reached and future versions of our software are implemented.

--------------------------------------------------------------------------------

       General and administrative expenses consist primarily of employee salaries and related expenses for executives, administrative and finance personnel, as well as other consulting, legal and professional fees and, to a lesser extent, facility and communication costs. During the three-month periods ended June 30, 2004 and 2003, total general and administrative expenses amounted to $586,000 and $460,000, respectively, an increase of $126,000, or 27%. During the six-months periods ended June 30, 2004 and 2003, total general and administrative expenses amounted to $1,075,000 and $925,000, respectively, an increase of $150,000, or 16%. The increase for the six month period in 2004 is mainly attributable to (i) a $97,000 increase in health insurance and investor relations expenses due to the settlement of various liabilities with a healthcare provider and various investor relations vendors in the six months period ended 2003, (ii) an increase of $46,000 in temporary help and consulting expenses, (iii) a $26,000 bad debt write-off, (iv) partially offset by decreases in telecommunication expenses.

       Amortization of other intangibles are non-cash charges associated with the DynamicWeb and Bac-Tech business combinations. Amortization expense was $67,000 and $82,000 for the three-month periods ended June 30, 2004 and 2003, respectively. The decrease of $15,000 is due to the completion of amortization of the DynamicWeb intangibles. For the six-month periods ending June 30, 2004 and 2003, amortization expense was $149,000 and $324,00 respectively, a decrease of $175,000, or 54%, primarily related to the completion of amortization of the DynamicWeb intangibles.

       Interest and other expenses, net amounted to an expense of $143,000 for the three-month period ended June 30, 2004 compared to $168,000 for the three-month period ended June 30, 2003. The decrease in non-cash interest expense was primarily related to the completion of the amortization of the Bac-Tech Note Payable discount in the three-month period ending March 31, 2004, resulting in a more favorable year-over-year comparison. For the six-month period ended June 30, 2004 and June 30, 2003 interest and other expenses were $314,000 and $331,000, respectively. The $17,000 decrease is due to the completion of the amortization of the Bac-Tech Note Payable discount in the three-month period ending March 31, 2004, partially offset by the additional non-cash interest expense from the $300,000 Senior Secured Note held in escrow and drawn on April 30, 2003.

       A one-time adjustment of $566,000 was recorded during the three-month period ending June, 30, 2003 as a result of settling a licensing liability with eB2B's largest creditor.

       Net income in the second quarter of 2004 was $17,000, or $0.00 per share, compared to a net income of $632,000, or $0.20 per share, for the same period last year, representing a deterioration of $615,000. Excluding the $566,000 adjustment in the three-month period ended June 30, 2003, the second quarter 2003 results in a $66,000 net income, or $0.02 per share. For the six-month period ended June 30, 2004, net loss was $162,000, or ($0.02) per share compared to a net income of $217,000, or $0.07 per share for the six-month period ended June 30, 2003. Excluding the above $566,000 adjustment, the six-month period ended June 30, 2003 results in a $349,000 net loss, or ($0.11) per share. The improvement in net income/loss is a combined result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2004, our principal source of liquidity was approximately $271,000 of cash. As of June 30, 2004, we had a negative working capital position of $4,592,000.

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

--------------------------------------------------------------------------------

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

       On November 1, 2004, the Court entered an order approving Interim Debtor-In-Possession financing in an amount not to exceed $120,000. Enable Corporation, whose principal shareholders are also holders of the Company's Senior Secured Convertible Notes, provided the Interim Debtor-In-Possession financing and up to $300,000 in Debtor-In-Possession financing. The Court approved the financing in final form on November 22, 2004, and the Company now has full access to the $300,000 in Debtor-In-Possession financing. See Part II,
Item 3 for more details.

       We generated $125,000 of cash from continuing operations for the six-months ended June 30, 2004, as compared to cash used in continuing operations for the same period in 2003 of $118,000.

       Net cash provided by continuing operating activities totaled approximately $338,000 for the six-months ended June 30, 2004 as compared to $187,000 in cash used for the same period in 2003. Net cash provided by continuing operating activities for the six-month period resulted primarily from
(i) the $162,000 net loss from continuing operations, (ii) $114,000 use of cash from operating assets and liabilities and (iii) an aggregate of $614,000 of non-cash charges consisting primarily of depreciation, amortization, provision for doubtful accounts and non-cash interest expense. Net cash used in operating activities for the six-months ended June 30, 2003, resulted primarily from (i) the $223,000 net income from continuing operations and (ii) a $633,000 use of cash from operating assets and liabilities, offset by (iii) an aggregate of $789,000 of non-cash charges consisting primarily of depreciation, amortization and non-cash interest expense, less the adjustment from a $566,000 creditor settlement previously mentioned.

       Net cash used in investing activities totaled approximately $187,000, for the six months ended June 30, 2004, of which $177,000 was related to investments in product development and $10,000 to capital expenditures. Net cash used by investing activities for the same period in 2003 was approximately $182,000, of which the entire amount was related to product development.

       Net cash used in financing activities for the six-months ended June 30, 2004 resulted from payments of borrowings totaling $26,000. Net cash provided by financing activities for the six-months ended June 30, 2003 resulted from (i) payments of borrowings totaling $24,000, and (ii) $275,000 from the draw down of the remaining funds in escrow from the July 2002 financing.

--------------------------------------------------------------------------------

       The Company has entered into various financing and commercial commitments. The Company's Senior Notes is carried on its financial statements net of discounts of $650,537 at June 30, 2004. Following is a summary of required cash obligations, all due in the current period since they have been called:

                                           Year Ended June 30,
                      --------------------------------------------------------------
                         2004         2005         2006         2007         2008
                      ----------   ----------   ----------   ----------   ----------
   Senior Notes       $4,037,500   $       --   $       --   $       --   $       --
   Operating leases      442,000           --           --           --           --
   Capital leases         57,500           --           --           --           --
                      ----------   ----------   ----------   ----------   ----------
                      $4,537,000   $       --   $       --   $       --   $       --
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

--------------------------------------------------------------------------------

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

       On November 1, 2004, the Court entered an order approving Interim Debtor-In-Possession financing in an amount not to exceed $120,000. Enable Corporation, whose principal shareholders are also holders of the Company's Senior Secured Convertible Notes, provided the Interim Debtor-In-Possession financing and up to $300,000 in Debtor-In-Possession financing. The Court approved the financing in final form on November 22, 2004, and the Company now has full access to the $300,000 in Debtor-In-Possession financing.

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

--------------------------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         31. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         A form 8-K was filed on April 14, 2004 to report that the Company's Senior Secured Convertible Noteholders had declared the Company in default on its interest payments of approximately $432,000 and as a result were demanding acceleration of $3,200,000, the face value of the Senior Secured notes, plus accrued interest.

--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eB2B Commerce, Inc.
                                     -------------------
                                     (Registrant)

January 5, 2005                      By: /s/ RICHARD COHAN
---------------                          ---------------------------------------
                                         Chief Executive Officer and President
                                           (Principal financial officer)

--------------------------------------------------------------------------------
                                      -18-