Form 10KSB
period 2004-12-31
Mediavest, Inc.
filed 2005-12-02
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission File Number 0-10039

                                 Mediavest, Inc.
                                 ---------------
                         (Formerly eB2B Commerce, Inc.)
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

                 New Jersey                              22-2267658
                 ----------                              ----------
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

153 East 53rd Street, 48th Floor, New York, New York                     10022
----------------------------------------------------                     -----
      (Address of Principal Executive Offices)                        (Zip Code)

                                 (212) 521-5181
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $.0001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The Issuer's revenues for the fiscal year ended December 31, 2004 were $3,750,000. The aggregate market value of the Issuer's voting common equity held by non-affiliates of the Issuer as of November 30, 2005 was $2,800.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

As of November 30, 2005, the Issuer had 4,000,000 shares of its $.0001 par value per share common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                 Mediavest, Inc.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I     ....................................................................1

ITEM 1.    DESCRIPTION OF BUSINESS.............................................1

ITEM 2.    DESCRIPTION OF PROPERTY.............................................5

ITEM 3.    LEGAL PROCEEDINGS...................................................5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART II    ....................................................................6

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES................6

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION......................................7

ITEM 7.    FINANCIAL STATEMENTS...............................................19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           FINANCIAL DISCLOSURE...............................................35

ITEM 8A.   CONTROLS AND PROCEDURES............................................35

ITEM 8B.   OTHER INFORMATION..................................................35

PART III   ...................................................................36

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................36

ITEM 10.   EXECUTIVE COMPENSATION.............................................37

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................38

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................39

ITEM 13.   EXHIBITS...........................................................40

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................41

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

DynamicWeb Enterprises, Inc. was incorporated in the State of New Jersey on July 26, 1979.

eB2B Commerce, Inc. was incorporated in the State of Delaware on November 6, 1998.

On April 18, 2000, eB2B Commerce, Inc., a Delaware corporation, merged with and into DynamicWeb Enterprises, Inc., a New Jersey corporation and a Securities and Exchange Commission ("SEC") registrant. The surviving company changed its name from DynamicWeb Enterprises, Inc. to eB2B Commerce, Inc. Pursuant to the agreement and plan of merger between DynamicWeb and the former eB2B, the shareholders of DynamicWeb retained their shares in our company, while the shareholders of the former eB2B received shares, or securities convertible into shares, of common stock of our company representing approximately 89% of our equity, on a fully diluted basis. At the time of the merger (i) DynamicWeb was engaged in the provision of services and software that facilitated business-to-business e-commerce between buyers and sellers of direct goods and
(ii) the former eB2B was a development stage company formed to provide Internet-based business-to-business e-commerce services for manufacturers and retailers to conduct cost-effective electronic commerce transactions. Prior to the merger, the former eB2B primarily devoted its operations to the recruitment and training of employees, development of its business strategy, design of a business system to implement its strategy, and development of business relationships with retailers and suppliers.

The April 2000 merger was accounted for as a reverse acquisition, a "purchase business combination," in which the former eB2B was the accounting acquirer and DynamicWeb was the legal acquirer. The management of the former eB2B remained as our management. As a result of the April 2000 merger (i) the financial statements of the former eB2B are our historical financial statements, (ii) the results of our operations include the results of DynamicWeb after the date of the merger, (iii) acquired assets and assumed liabilities were recorded at their estimated fair market value at the date of the merger, (iv) all references to our financial statements apply to the historical financial statements of the former eB2B prior to the April 2000 merger and to our consolidated financial statements subsequent to the April 2000 merger, (v) any reference to the former eB2B applies solely to eB2B Commerce, Inc., a Delaware corporation, and its financial statements prior to the merger, and (vi) our year-end is December 31, that of the accounting acquirer, the former eB2B.

On February 22, 2000, prior to the April 2000 acquisition of DynamicWeb Enterprises, the former eB2B completed its acquisition of Netlan Enterprises, Inc. and its subsidiaries. At the time of the acquisition, Netlan was engaged in website development for clients and software and other technical training for clients. Pursuant to the agreement and plan of merger, Netlan's stockholders exchanged 100% of their common stock for 8,334 shares of our common stock. Additionally, 13,334 shares of our common stock were issued, placed into an escrow account, and released to certain former shareholders of Netlan upon successful completion of escrow requirements. The purchase price of the Netlan acquisition was approximately $5,230,000. We recorded approximately $4,896,000 of goodwill and approximately $334,000 of other intangibles in connection with this transaction.

In January 2002, we acquired Bac-Tech Systems, Inc., a New York City-based, privately-held e-commerce business, through a merger. Pursuant to the merger agreement, we paid an aggregate of $250,000 in cash and issued an aggregate of 200,000 shares of common stock and 95,000 shares of Series D preferred stock to the two stockholders of Bac-Tech. In November 2002, the Series D preferred stock automatically converted into an aggregate of 333,334 shares of common stock. The Company also issued secured notes to the Bac-Tech stockholders in the aggregate amount of $600,000, payable in three equal installments in 2004 and 2005. In connection with the acquisition, we employed the two Bac-Tech stockholders, Robert Bacchi and Michael Dodier for a period of three years. Bac-Tech offered comprehensive EDI and web-based services to a portfolio of nationally known suppliers.

Recent Developments

In September 2002, we discontinued our Training and Educational Services business segment. We were unable to find a buyer for this business segment and determined that it was in the best interest of our shareholders to discontinue such operations rather than continue to fund the working capital needs and operating losses. For the years ended December 31, 2004 and 2003, our discontinued operations contributed no net sales.

On April 14, 2004, we filed an 8-K disclosing that the Company's Senior Secured Convertible Noteholders had declared us in default of our interest payments of approximately $432,000 and as a result were demanding acceleration of $3,200,000, the face value of the Senior Secured notes, plus accrued interest. As we had insufficient cash to satisfy the claims of our Noteholders, good faith negotiations ensued to resolve the issue to the benefit of our shareholders. Ultimately we were unable to negotiate a settlement prior to our filing a reorganization as described below. On October 27, 2004, and as amended on December 17, 2004, we filed a plan for reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured liabilities in satisfaction of the Senior Secured notes and accrued interest, (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and creditors, (3) $100,000 to be retained by us to fund the expenses of remaining public, (4) 3.5% of our new common stock (140,000 shares) to be issued to the holders of record as of January 26, 2005 of our preferred stock in settlement of their liquidation preferences, (5) 3.5% of our new common stock (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of our old common stock, and (6) 93% of our new common stock (3,720,000 shares) to be issued to the Plan sponsor, Trinad Capital, L.P. ("Trinad"), in exchange for $500,000.

There were no funds available to pay any of the liquidation preference of the preferred stock which shares were cancelled, in exchange for 3.5% of the new common stock of the company, as part of the Plan.

The distribution of the new common stock to Trinad (93%), holders of record of our preferred stock as of January 26, 2005 (3.5%), and holders of record of our common stock as of the same date (3.5%) was completed in August 2005. In addition, on February 8, 2005, Robert S. Ellin became the Chairman of the Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director. Certain information with respect to Messrs. Ellin, Wolf and Regenstein is set forth in "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" of this Form 10 KSB. We are now capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the liquidation trust.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No additional capital has been raised and no such business has been identified and we will be subject to a number of risks, including that any acquisition consummated by us may turn out to be unsuccessful, investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates and whether dilutive financing will be required therewith, the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future, we may acquire a company in the early stage of development causing us to incur further risks, we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness, we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders, and our common stock will likely be thinly traded and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

In connection with the reorganization, on March 8, 2005 we filed a Restated Certificate of Incorporation with the Treasurer of the State of New Jersey.

On April 13, 2005, we filed an Amendment to our Restated Certificate of Incorporation with the Treasurer of the State of New Jersey. The Amendment (i) changed the name of the Company from eB2B Commerce, Inc. to Mediavest, Inc. and
(ii) decreased the total number of shares of capital stock that the Company is authorized to issue from 120,000,000 shares (consisting of 119,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share) to 20,000,000 shares (consisting of 19,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share).

Our Business

Until January 26, 2005, we were a provider of business-to-business transaction management services designed to simplify trading between buyers and suppliers.

We used proprietary software to automate, integrate, and enable electronic trading processes to take place between business partners. Our technology platform was designed to allow these partners to initiate, communicate, and respond to business documents, regardless of the differences in the partners' respective computer systems.

Through our service offerings and technology, we:

      o received business documents including, but not limited to, purchase orders, purchase order acknowledgments, advanced shipping notices and invoices in any data format,
      o     ensured that the appropriate data had been sent,
      o translated the documents into any other format readable by the trading partner,
      o transmitted the documents correctly to the respective trading partner,
      o     acknowledged the flow of transactions to each partner,
      o allowed the partners to view and interact with other supply chain information,
      o     alerted the partners to time-critical information.

We provided access to our services via the Internet and traditional communications methodologies. Our software was maintained on both on-site hardware and remotely hosted hardware.

We also provided professional services and consulting services to tailor our software to our customers' specific needs with regard to automating the customers' transactions with their suppliers, as well as to assist businesses that wished to build, operate or outsource the transaction management of their business-to-business trading partner relationships and infrastructure.

In light of the fact that we do not have any operating assets after the effective date of our Plan, very little of what is included in this Annual Report on Form 10-KSB is relevant to investors in the ongoing business as it pertains primarily to our historical operations as they existed prior to the effective date of the Plan and the market related and other non-operational result information relates to information concerning the year ended December 31, 2004. However, this report is being filed to comply with the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 2. DESCRIPTION OF PROPERTY

Before the reorganization, we operated out of a single facility in New York, New York. The following table sets forth information on the property:

Principal Address     Square Footage    Owned/Leased    Purpose
-----------------     --------------    ------------    -------
665 Broadway          5,000             Leased          Corporate
New York, NY 10012                                      Headquarters/Offices

As a result of the reorganization, the lease for this space was assumed by the secured noteholders as part of their acquisition of our net assets of the Company in satisfaction of their outstanding debt. Currently, we are utilizing the office space of our Plan sponsor, Trinad, at no cost to us until an acquisition is consummated or a business is established. The amount of office space currently utilized by us is insignificant.

ITEM 3. LEGAL PROCEEDINGS

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

At September 30, 2004, the Company owed the Noteholders interest in the amount of $544,762. As a result of the Company's continued inability to satisfy the interest owed in cash or shares of the Company's stock, the Company reached agreement with its Noteholders to pursue a restructuring under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, as stated above and discussed below, we filed a petition for reorganization with the U.S. Bankruptcy Court in the Southern District of New York on October, 27, 2004.

The Company had also received notice from the legal representative of one of the Bac-Tech principals to accelerate payment of $300,000 on a Promissory Note related to the January 2002 acquisition of Bac-Tech, which is secured by the Intellectual Property related to the acquisition. As of December 31, 2003, the Company had an obligation to pay the aforementioned party $100,000 on January 1, 2004, which it was unable to pay. This claim was settled and mutual releases signed in August 2004. Under the terms of the settlement, a one-time, discounted payment satisfied the Promissory Note in full.

As described under "Item 1. Description of Business," the Company filed the Plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured liabilities in satisfaction of the notes and accrued interest, (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and creditors, (3) $100,000 to be retained by the Company to fund the expenses of remaining public, (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record as of January 26, 2005 of the Company's preferred stock in settlement of their liquidation preference, (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all the old common stock of the Company, and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the Plan sponsor in exchange for $500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As a result of the Plan, holders of record of our common and preferred stock as of January 26, 2005 were entitled to receive an aggregate of 7% of our common stock, with 3.5% going to each. The remaining 93% was issued to Trinad. Such distribution of new common stock was completed in August 2005.

Our common stock was quoted on the Nasdaq SmallCap Market under the symbol "EBTB" from August 15, 2000 to August 26, 2002. After that time, our common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. Since September 21, 2004, our common stock has traded on the "Pink Sheets" under "penny stock" rules and trades sporadically.

Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop. There is no assurance that the stock will be approved for trading on the Over-the-Counter Bulletin Board or will be liquid as a result of our reorganization and the issuance of the new common stock in exchange for the old common and preferred stock.

The following table reflects the high and low closing quotations of our common stock for the two years ended December 31, 2004.

        Fiscal 2004                                High               Low
        -----------                                ----               ---

       First quarter                             $ 0.066           $ 0.065
      Second quarter                             $ 0.000           $ 0.000
       Third quarter                             $ 0.000           $ 0.000
      Fourth quarter                             $ 0.002           $0.0018

        Fiscal 2003                                High               Low
        -----------                                ----               ---

       First quarter                             $  0.07           $  0.07
      Second quarter                             $  0.05           $  0.05
       Third quarter                             $ 0.045           $  0.04
      Fourth quarter                             $ 0.035           $  0.02

There has never been a public trading market for any of our securities other than our common stock.

Holders

As of November 28, 2005, there were 531 holders of record of the common stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As a result of the reorganization, all of the outstanding securities authorized for issuance under equity compensation plans were cancelled. Accordingly, a description of such securities as of December 31, 2004 would not be useful in determining whether to make an investment in our stock.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

MANAGEMENT'S PLAN OF OPERATION

As described under "Item 1. Description of Business," we filed the Plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, contemplated that the primary source of cash for distributions be the cash contribution of Trinad, the Plan sponsor. Trinad contributed $500,000 in cash to us in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our preferred stock and our common stock as of January 26, 2005, with 3.5% going to each. Of such $500,000 from Trinad, $400,000 has been added to the funds used to pay administrative costs and creditors. The remaining $100,000 has been retained by us to fund the expenses of remaining public. The Plan contemplated that all cash (other than the $100,000 retained by the reorganized debtor) be placed in a liquidation trust and, after the payment of administrative costs, used to pay our liabilities. It also contemplated that if there was any remaining cash, it would be used to settle a small portion of the aggregate $23,290,450 liquidation preference to which the preferred stockholders were entitled. There were no funds available to pay any of the liquidation preference of the preferred stock which shares were cancelled, in exchange for 3.5% of the new common stock of the company, as part of the Plan.

The distribution of the new common stock to Trinad (93%), holders of record of our preferred stock as of January 26, 2005 (3.5%), and holders of record of our common stock as of the same date (3.5%) was completed in August 2005. In addition, on February 8, 2005, Robert S. Ellin became the Chairman of the Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director. Certain information with respect to Messrs. Ellin, Wolf, and Regenstein is set forth in "Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act" of this Form 10-KSB. We are now capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the liquidation trust.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No additional capital has been raised and no such business has been identified and we will be subject to a number of risks, including that any acquisition consummated by us may turn out to be unsuccessful, investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates and whether dilutive financing will be required therewith, the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future, we may acquire a company in the early stage of development causing us to incur further risks, we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness, we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders, and our common stock will likely be thinly traded and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

In light of our lack of operating assets, the historical financial statements for the years ended December 31, 2004 and 2003 included in this Annual Report on Form 10-KSB are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock. After our emergence from bankruptcy, we had no liabilities and extremely limited cash under our new management. The liquidation trust will be entirely for the payment of administrative costs and allowed claims in accordance with the provisions of the Plan (there will be no funds available to pay any of the liquidation preference), and will not be an asset of the corporation.

As described above, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing and attempting to locate such a candidate, we do not currently anticipate conducting any operations.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified anyone for acquisition at this juncture.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below

Bankruptcy Accounting

Since the Chapter 11 bankruptcy filing, we have applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

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

Impairment of Long-Lived Assets

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

Product Development

In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to capitalized product development expenditures is based on the period such product is expected to provide future utility to the Company. The Company is amortizing product development costs over 24 months. Amortization of product development costs was approximately $260,000 and $506,000 for the years ended December 31, 2004 and 2003, respectively. The Company believes that the remaining unamortized product development costs at December 31, 2004 will provide future benefits to any continuing business operations.

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that there are any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Plan of Operation," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified acquisition candidates at this juncture. There can be no assurance that Trinad will be successful in raising capital on favorable terms, or at all, or in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

We may be subject to regulation under the Investment Company Act of 1940 if we were to engage in certain activities or business combinations.

In the event that we engage in a business combination or engage in other activities that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board of Directors. However, the earliest the Board of Directors would likely consider a dividend is after the acquisition has occurred if the acquired entity generated excess cash flow.

We may be unable to meet our future capital requirements.

We need to raise additional funds in order to make ourselves a more attractive acquisition vehicle. There is no assurance that we will be able to consummate the financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

We currently do not have any full-time employees and are dependent on Trinad, independent contractors and consultants for the operation of our business.

We are currently a "shell" company with no operations or employees. We are controlled by Trinad, our majority stockholder, and our officers and directors are affiliated with Trinad. Trinad provides certain services to us without remuneration and we hire independent contractors or consultants for certain services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

We are controlled by one stockholder.

Trinad currently owns 93% of our common stock and controls our Board of Directors. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

The trading of our common stock is limited and sporadic.

Our common stock has been traded on the "pink sheets" under the symbol "EBTBQ.PK". The trading volume of our common stock is limited and sporadic, and with only limited and minimal interest by market makers. The holders of record of our common and preferred stock as of January 26, 2005, received an aggregate of 7% of the new common stock with the remaining 93% balance going to Trinad. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

"Penny stock" rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq SmallCap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

ITEM 7.  FINANCIAL STATEMENTS
Mediavest, Inc.
(Formerly eB2B Commerce, Inc.)
(Debtor-in-Possession)

Index to Consolidated Financial Statements

                                                                                                    Page
                                                                                                    ----
Reports of Independent Registered Public Accounting Firms                                          20-21

Consolidated Balance Sheet as of December 31, 2004                                                   22

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003                 23

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004
  and 2003                                                                                           24

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003                 25

Notes to the Consolidated Financial Statements                                                       26

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of Mediavest, Inc.

      We have audited the accompanying consolidated balance sheet of Mediavest, Inc. (formerly eB2B Commerce, Inc.), Debtor-in-Possession, as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediavest, Inc. as of December 31, 2004 and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                /s/ Most & Company, LLP
                                                -----------------------
                                                Most & Company, LLP

New York, New York
October 24, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eB2B Commerce, Inc.:

      We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of eB2B Commerce, Inc. (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ MILLER, ELLIN & COMPANY, LLP

New York, New York
April 1, 2004

                                 MEDIAVEST, INC.
                         (Formerly eB2B COMMERCE, INC.)
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                DECEMBER 31, 2004

                                     ASSETS
Current Assets
   Cash and cash equivalents                                                       $       386
   Accounts receivable, net of allowance of $200                                           492
   Other current assets                                                                      9
                                                                                   -----------
          Total current assets                                                             887
Property and equipment, net                                                                 29
Product development costs                                                                  187
Other assets                                                                                35
                                                                                   -----------
             Total assets                                                          $     1,138
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise
      Accounts payable and accrued expenses                                        $       159
      Deferred revenue                                                                     282
                                                                                   -----------
                                                                                           441
                                                                                   -----------

Liabilities Subject to Compromise
   Note payable - debtor-in-possession                                                     100
   Secured notes payable                                                                 3,738
       Accounts payable, accrued expenses and other current liabilities                    809
       Accrued interest payable                                                            614
                                                                                   -----------
                                                                                         5,261
                                                                                   -----------
             Total liabilities                                                           5,702
                                                                                   -----------

Stockholders' Deficit
   Preferred stock, convertible Series A - $.0001 par value; 2,000 shares
authorized; 7 shares issued and outstanding                                                 --
   Preferred stock, convertible Series B - $.0001 par value; 4,000,000 shares
authorized; 1,736,568 shares issued and outstanding                                         --
   Preferred stock, convertible Series C - $.0001 par value; 1,750,000 shares
authorized; 524,506 shares issued and outstanding                                           --
   Common stock - $.0001 par value; 200,000,000 shares authorized; 7,964,170
shares issued and outstanding                                                               --
   Additional paid-in capital                                                          157,322
   Accumulated deficit                                                                (161,886)
                                                                                   -----------
          Total stockholders' deficit                                                   (4,564)
                                                                                   -----------
              Total liabilities and stockholders' deficit                          $     1,138
                                                                                   ===========

See accompanying notes to consolidated financial statements.

                                 MEDIAVEST, INC.
                         (Formerly eB2B COMMERCE, INC.)
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                Years Ended December 31,
                                                                           ---------------------------------
                                                                                2004               2003
                                                                           --------------     --------------
Revenue                                                                    $        3,750     $        4,013
                                                                           --------------     --------------

Costs and Expenses:
    Cost of revenue                                                                   584                844
    Marketing and selling                                                              81                216
    Amortization of product development costs                                         256                506
    Amortization of other intangibles                                                 149                489
    General and administrative                                                      2,467              2,078
    Settlement of licensing liability                                                  --               (575)
    Gain on settlements of debt                                                      (474)              (205)
    Stock-based compensation expense                                                   --                 31
    Interest and other expenses, net                                                  561                661
                                                                           --------------     --------------
            Total costs and expenses                                                3,624              4,045
                                                                           --------------     --------------
Income (loss) from continuing operations before reorganization items,
    income taxes and discontinued operations                                          126                (32)
                                                                           --------------     --------------
Reorganization items:
        Professional fees                                                             207                 --
        Adjustments to creditors' claims                                              381                 --
                                                                           --------------     --------------
                                                                                      588                 --
                                                                           --------------     --------------
Loss before income taxes                                                             (462)               (32)
Income taxes                                                                          (42)                --
                                                                           --------------     --------------
Loss from continuing operations                                                      (504)               (32)
Income from discontinued operations                                                    --                160
                                                                           --------------     --------------
Net (loss) income                                                          $         (504)    $          128
                                                                           ==============     ==============

Net (loss) income per common and common equivalent share:
    Basic:
        Loss per common share from continuing operations                   $        (0.10)    $        (0.01)
        Income per common share from discontinued operations                           --               0.05
                                                                           --------------     --------------
        Net (loss) income per common                                       $        (0.10)    $         0.04
                                                                           ==============     ==============

    Diluted
        Loss per common share from continuing operations                                                   *
        Income per common share from discontinued operations                                            0.01
                                                                                              --------------
        Net income per common                                                                 $         0.01
                                                                                              ==============

Weighted average number of common shares outstanding:
    Basic                                                                       4,927,186          3,518,388
                                                                           ==============     ==============
    Diluted                                                                                       25,478,378
                                                                                              ==============

*     Less than $0.01 per share

See accompanying notes to consolidated financial statements.

                                 MEDIAVEST, INC.
                          (Formerly eB2B Commerce, Inc.
                             (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands except share data)

                                               Preferred Stock               Preferred Stock                Preferred Stock
                                                   Series A                      Series B                       Series C
                                          --------------------------    ---------------------------    ---------------------------
                                            Shares         Amount         Shares          Amount         Shares          Amount
                                          -----------    -----------    -----------     -----------    -----------     -----------
Balance at January 1, 2003                          7    $        --      2,211,675     $        --        732,875     $        --

Conversion of Series B Preferred                   --             --       (208,001)             --             --              --
Conversion of Series C Preferred                   --             --             --              --        (71,485)             --
Issuance of common stock to
   settle vendor and other obligations             --             --             --              --             --              --
Stock based compensation                           --             --             --              --             --              --
Private placement                                  --             --             --              --             --              --
Net income                                         --             --             --              --             --              --
                                          -----------    -----------    -----------     -----------    -----------     -----------

Balance at December 31, 2003                        7             --      2,003,674              --        661,390              --

Conversion of Series B Preferred                   --             --       (267,106)             --             --              --
Conversion of Series C Preferred                   --             --             --              --       (136,884)             --
Net loss                                           --             --             --              --             --              --
                                          -----------    -----------    -----------     -----------    -----------     -----------

Balance at December 31, 2004                        7    $        --      1,736,568     $        --        524,506     $        --
                                          ===========    ===========    ===========     ===========    ===========     ===========

                                                  Common Stock           Additional     Unearned                          Total
                                          --------------------------      Paid-in         stock        Accumulated       Equity
                                            Shares         Amount         Capital       based comp       Deficit        (Deficit)
                                          -----------    -----------    -----------     -----------    -----------     -----------
Balance at January 1, 2003                  3,053,470    $        --    $   157,287    $        --    $  (161,510)    $    (4,223)

Conversion of Series B Preferred              331,970             --             --             --             --              --
Conversion of Series C Preferred              989,217             --             --             --             --              --
Issuance of common stock to
   settle vendor and other obligations        170,015             --              4             --             --               4
Stock based compensation                           --                            31             --                             31
Private placement                                  --             --             --             --             --              --

   Net income                                      --             --             --             --            128             128
                                          -----------    -----------    -----------    -----------    -----------     -----------

Balance at December 31, 2003                4,544,672             --        157,322             --       (161,382)         (4,060)

Conversion of Series B Preferred              521,725             --             --             --             --              --
Conversion of Series C Preferred            2,897,773             --             --             --             --              --
Net loss                                           --             --             --             --           (504)           (504)
                                          -----------    -----------    -----------    -----------    -----------     -----------

Balance at December 31, 2004                7,964,170    $        --    $   157,322    $        --    $  (161,886)    $    (4,564)
                                          ===========    ===========    ===========    ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                                 MEDIAVEST, INC.
                         (Formerly eB2B COMMERCE, INC.)
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Years Ended December 31,
                                                                  -----------------------------------
                                                                       2004                2003
                                                                  ---------------     ---------------
Cash flows from operating activities:
 Loss from continuing operations                                  $          (504)    $           (32)
 Adjustments to reconcile net loss from continuing
 operations to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                                                406               1,071
 Provision for doubtful accounts                                               (3)                 27
 Stock-based compensation expense                                              --                  31
 Writeoff of deferred financing costs                                         279                  --
 Non-cash interest expense                                                    468                 422
 Adjustment of creditors' claims                                              381                  --
 Gain on settlement of debt                                                  (474)               (780)
 Changes in operating assets and liabilities, net                            (166)               (910)
                                                                  ---------------     ---------------

 Net cash provided by (used in) operating activities
   before reorganization items                                                387                (171)
 Cash used for reorganization expenses                                        (48)                 --
                                                                  ---------------     ---------------

 Net cash provided by (used in) operating activities                          339                (171)
                                                                  ---------------     ---------------

Cash flows from investing activities:
 Purchases of property and equipment                                          (37)                (12)
 Product development expenditures                                            (162)               (339)
                                                                  ---------------     ---------------

 Net cash used in investing activities                                       (199)               (351)
                                                                  ---------------     ---------------

Cash flows from financing activities:
 Proceeds from note payable - debtor-in-possession                            100                  --
 Payments on borrowings                                                        --                 (50)
 Proceeds from borrrowings and issuance of convertible
 notes                                                                         --                 275
                                                                  ---------------     ---------------

 Net cash provided by financing activities                                    100                 225
                                                                  ---------------     ---------------

Net cash provided by (used in) continuing operations                          240                (297)
Net cash used in discontinued operations                                       --                 (18)
                                                                  ---------------     ---------------

Net change in cash and cash equivalents                                       240                (315)
Cash and equivalents - beginning of period                                    146                 461
                                                                  ---------------     ---------------
Cash and equivalents - end of period                              $           386     $           146
                                                                  ===============     ===============

See accompanying notes to consolidated financial statements.

                                MEDIAVEST, INC.,
                         (Formerly eB2B COMMERCE, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1. ORGANIZATION AND OPERATIONS

Mediavest, Inc. (the "Company") was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 18, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

NOTE 2. PETITION FOR RELIEF UNDER CHAPTER 11, ORGANIZATION AND OPERATIONS

On October 27, 2004 and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock in settlement of their liquidation preferences;
(5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued the plan sponsor in exchange for $500,000 in cash.

There will be no funds available to pay the liquidation preferences of the preferred stock.

As of December 31, 2004, the Company paid reorganization expenses of $48,000.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting

Subsequent to the Chapter 11 petition for reorganization filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over their estimated useful lives as follows:

      Computer and communications equipment........  2 to 3 years
      Purchased software...........................  2 years
      Office equipment and furniture...............  4 to 5 years
      Leasehold improvements.......................  Shorter of useful life or lease term

Intangible Assets

Intangibles previously acquired with an acquisition included a software platform, customer list and below market lease. These intangible assets had definite lives that had been amortized on a straight-line basis over their estimated useful lives. During the years ended December 31, 2004 and 2003, amortization totaled approximately $149,000 and 489,000, respectively.

Impairment of Long-Lived Assets

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

Product Development

The Company capitalizes qualifying computer software costs for internal use incurred during the product development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to these capitalized costs are based on the period such product is expected to provide future utility to the Company, which is estimated to be 24 months. The Company believes that the remaining unamortized product development costs at December 31, 2004 approximates their fair value and will provide future benefits to any continuing business operations.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expense and accrued interest payable approximate fair value due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States of America.

Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable.

In the years ended December 31, 2004 and 2003, one customer accounted for approximately 12% and 21%, respectively, of the Company's revenue. As of December 31, 2004 and 2003, one customer and two customers accounted for approximately 11% and 32% of accounts receivable, respectively.

Net Income (Loss) per Common Share

Basic net income or loss per common share ("Basic EPS") is computed by dividing the net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities outstanding during the year. For 2004, diluted net loss per share was not presented, as it was anti-dilutive. There were 20,389,362 stock options and warrants excluded from the computation of Diluted EPS for the year ended December 31, 2003, as their effect on the computation of Diluted EPS would have been anti-dilutive. Additionally, for the year ended December 31, 2003, there were 2,665,071 shares of our convertible preferred stock outstanding, convertible into 21,366,507 shares of the Company's common stock. In addition, the Company had debt outstanding which was convertible into 34,286,000 shares at December 31, 2003.

Stock-Based Compensation

Compensation costs for stock options issued to employees are based on the fair value method, determined by using the Black-Scholes method.

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

New Accounting Pronouncements

Management does not believe that there are any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

                                                     (in thousands):

      Computer and communications equipment ...      $      2,488
      Purchased software ......................             2,568
      Office equipment and furniture ..........               793
                                                     ------------

                                                            5,849
      Accumulated depreciation and amortization            (5,820)
                                                     ------------

                                                     $         29
                                                     ============

Depreciation expense for 2004 and 2003 was $17,000 and $92,000, respectively.

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy law, claims by creditors to collect indebtedness the Company owes prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company or its subsidiaries. The Company has received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt, all pre-petition liabilities have been classified as "Liabilities Subject to Compromise," as of December 31, 2004. Adjustments to these claims may result from negotiations, payments authorized by Court order, rejection of executory contracts including leases, or other events.

NOTE 6. NOTE PAYABLE - DEBTOR-IN-POSSESSION

A holder of one of the secured claims under the reorganization proceedings provided $100,000 in financing under a debtor-in-possession facility. The facility provided for the accrual of interest at the rate of fifteen percent, per annum, payable monthly, on the last calendar day of each month. Under the Plan, the facility was repaid on a pro rata basis equal with the holders of the general unsecured claims, if any.

NOTE 7. SECURED NOTES PAYABLE

At December 31, 2004, secured notes payable consisted of:

            Bac-Tech acquisition note         $  300
            7% senior subordinated notes       2,263
            July notes                         1,175
                                              ------

                                              $3,738
                                              ======

The Bac-Tech acquisition note was due on demand without interest.

The 7% senior subordinated secured convertible notes ("7% Notes") were due to be repaid in January 2007 and were convertible into an aggregate of 934,922 shares of common stock at a price of $2.42 per share, prior to adjustments for dilutive financings.

The five-year 7% senior subordinated secured notes (the "July Notes") were convertible into shares of common stock of the Company at the trading price on the prior day, $0.01 per share, as of December 31, 2004.

The secured notes were collateralized by substantially all of the assets of the Company. At December 31, 2004, all the secured notes were in default.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company was committed under a lease for office space through 2008, requiring minimum lease payments of $118 in 2005, $121 in 2006, $125 in 2007 and $21 in 2008.

Under the Plan, the lease was assumed by the holders of the 7% Notes and the July notes.

Under the Plan, all the Company's employment contracts were terminated.

Litigation

A vendor had commenced an action against the Company alleging that the Company acquired certain software from the vendor upon the authorization of the Company's former chief information officer. The vendor was seeking damages of approximately $856,000. The Company has filed an answer denying the material allegations of the complaint, believes it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the action.

Under the Plan, the claim of the vendor was treated as an unsecured creditors' claim, which were not expected to receive any settlement.

NOTE 9. PREFERRED STOCK

Series A

Each share of Series A is convertible into the number of shares of common stock by dividing the purchase price for the Series A by the conversion price then in effect. The Series A have anti-dilution provisions, which can change the conversion price in certain circumstances if additional shares of common stock were to be issued by the Company. The holders had the right to convert the shares of Series A at any time into common stock. Upon liquidation, dissolution or winding down of the Company, the holders of the Series A are entitled to receive $1,000 per share (for an aggregate liquidation value of $7,000), before distributions to any holder of the Company's common stock. As of December 31, 2004, the outstanding shares of Series A could have been converted into 620 shares of the Company's common stock.

Series B

Each share of Series B is convertible into the number of shares of common stock dividing the purchase price by the conversion price then in effect. The Series B have anti-dilution provisions, which can change the conversion price in certain circumstances if additional securities were to be issued by the Company. The holders had the right to convert the shares of Series B at any time into common stock. Upon liquidation, dissolution or winding down of the Company, the holders of the Series B are entitled to receive $10.00 per share (for an aggregate liquidation value of $17,365,680), before distributions to any holder of the Company's common stock. As of December 31, 2004, the outstanding shares of Series B could have been converted into approximately 3,108,450 shares of the Company's common stock.

Series C

The Series C had weighted average anti-dilution protection and a liquidation preference of $13.33 per share (for an aggregate liquidation value of $6,991,665). Under certain circumstances, each share of Series C could have been automatically converted by the Company into common stock. As of December 31, 2004, the outstanding shares of Series C have been converted into approximately 14,187,900 shares of the Company's common stock.

Under the Plan, the holders of record of all of the Company's preferred stock received 3.5% of the shares of the new common stock, 140,000 shares.

NOTE 10. WARRANTS

The following table summarizes the status of warrants at December 31, 2004:

                                                    Warrants exercisable and outstanding
                                       -----------------------------------------------------------------
                                                                                        Weighted average
                                       Range of exercise      Number of shares (in       remaining life
                                        price per share            thousands)             (in years)
                                       -----------------------------------------------------------------
Original Bridge Warrants                     $0.10                        9,483                      1.8
Credit Line Warrants                          1.4                           218                        1
Series C Agent Warrants - Preferred           1.2                         1,397                      1.3
Other                                     0.20 - 58.65                      377                      2.3
                                                                 --------------

Total                                                                    11,475
                                                                 ==============

Under the Plan, all warrants were cancelled.

NOTE 11. STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock option plans

On March 17, 2003, an aggregate of 766,000 stock options were issued to the Company's employees. The options were valued at the fair value of the option of approximately $31,000.

The Company has stock-based compensation plans under which outside directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2000 Stock Option Plan (the "Option Plan"). Stock options under the Option Plan are generally granted with an exercise price equal to 100% of the market value of a share of common on the date of the grant, have 10 year terms and vest within 2 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the Option Plan was approximately 8 million at December 31, 2004. Presented below is a summary of the status of the Company employee and director stock options and the related transactions for the years ended December 31, 2004 and 2003:

                                                                      Weighted Average
                                                        Shares         Exercise Price
                                                    (in thousands)        Per Share
                                                    --------------     --------------
Options outstanding at December 31, 2002                     3,852     $         0.21
   Granted/assumed                                             766               0.10
   Forfeited/expired                                          (739)              0.21
                                                    --------------     --------------
Options outstanding at December 31, 2003                     3,879               0.21
   Forfeited/expired                                        (1,257)              0.42
                                                    --------------     --------------
Options outstanding at December 31, 2004                     2,622     $         1.10
                                                    ==============     ==============

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

                                 Options Outstanding                          Options Exercisable
                    ----------------------------------------------    ---------------------------------
                                        Weighted          Weighted                            Weighted-
                                        Average            Average                             Average
   Range of           Outstanding      Remaining          Exercise      Exercisable            Exercise
Exercise Prices     (in thousands)    Contractual           Price     (in thousands)            Price
---------------     --------------    -----------           -----     --------------            -----
 $0.10-$0.19                 2,311            7.5         $   0.12               770           $   0.12
    $3.45                       37            6.0         $   3.45                37           $   3.45
$7.95 - $8.25                  267            5.5         $   8.10               267           $   8.10
    $48.75                       7            4.5         $  48.75                 7           $  48.75
                       -----------                                      ------------
                             2,622                                             1,081
                       ===========                                      ============

Under the Plan, all stock options were cancelled

Defined contribution plan

The Company has a defined contribution savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code. Participants may contribute up to 20%, of their salary, subject to a limitation set by Internal Revenue Service regulations. The defined contribution savings plan provides for discretionary contributions to be made by the Company as determined by its Board of Directors. During the years ended December 31, 2004 and 2003, the Company did not make any contributions to the defined contribution savings plan.

Under the Plan, the defined contribution savings plan was terminated and assets distributed to the participants.

NOTE 12. INCOME TAXES

The Company and its subsidiaries file separate Federal, state and local income tax returns.

As of December 31, 2004, the Company had approximately $37 million of net operating loss (NOL) carryforwards to reduce future Federal income tax, expiring in various years ranging from 2019 to 2024. During 2000 and in January 2006, the Company may have experienced ownership changes as defined by the Internal Revenue Service, whereby such an ownership change may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

As of December 31, 2004, realization of the Company's net deferred tax assets of approximately $23.4 million were not considered more likely than not and, accordingly, a valuation allowance of approximately $23.4 million has been provided. During the year ended December 31, 2004, the valuation allowance increased by $600.

The components of the net deferred tax asset as of December 31, 2004 consisted of the following (in thousands):

      Net operation loss carryforwards      $     15,000
      Compensation                                 8,200
      Other                                          200
      Valuation allowance                        (23,400)
                                            ------------
                                            $         --
                                            ============

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows (in thousands):

                                                              Year Ended December 31,
                                                          ------------------------------
                                                              2004              2003
                                                          ------------      ------------
      Federal income tax, at statutory rate               $       (200)     $         44
      State income tax, net of federal benefit                     (40)               10
      Other                                                       (360)              193
      Prior years' state income taxes                               42                --
      Change in valuation allowance                                600              (247)
                                                          ------------      ------------
      Income taxes, as recorded                           $         42      $         --
                                                          ============      ============

NOTE 13. DISCONTINUED OPERATIONS

During 2003, the Company realized a $160,000 gain through the settlement of related outstanding liabilities of $160,000.

NOTE 14. SUBSEQUENT EVENT

In April 2005, the Company decreased their authorized preferred shares to 1,000,000, $0.0001 par value, and their authorized common shares to 19,000,000 shares, $0.0001 par value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Prior to filing for bankruptcy, Miller, Ellin & Company, LLP ("Miller") served as our independent public accounting firm. Miller has not audited any financial statements of the Company for any date or period subsequent to the year ended December 31, 2003.

On February 8, 2005, Miller was dismissed as our independent public accounting firm. The decision to discontinue our relationship with Miller was approved by the Board of Directors, and was based exclusively on the fact that as a result of the reorganization of the Company with Trinad as Plan sponsor, Miller was no longer deemed to be independent. Miller's reports with respect to the financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified with respect to uncertainty, audit scope, or accounting principles except that Miller's report on its audit of our financial statements for the year ended December 31, 2003 contained an explanatory paragraph concerning matters that raised substantial doubt about our ability to continue as a going concern.

During the fiscal years ended December 31, 2002 and 2003 and the subsequent interim period through the date of Miller's dismissal, there were no disagreements with Miller on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Miller's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements. We have provided Miller with a copy of this disclosure and requested that Miller furnish us with a letter addressed to the SEC stating whether it agrees with the above statements.

On April 1, 2005, we engaged Most & Company, LLP ("Most") as our independent public accounting firm. The decision to retain Most as our independent public accounting firm was made by our Board of Directors. We engaged Most to audit our financial statements for the fiscal year ended December 31, 2004. During the years ended December 31, 2004 and December 31, 2003 and through April 1, 2005, neither we nor anyone on our behalf has consulted with Most regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2004, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pre-Reorganization Executive officers and directors

The following table sets forth certain information regarding our former directors and executive officers who are no longer affiliated with us as a of February 8, 2005 as a result of our reorganization:

Name                    Age        Position
----                    ---        --------

Richard S. Cohan        52         Chairman of the Board of Directors and Chief
                                   Executive Officer
Robert Bacchi           49         Chief Operating Officer

Richard S. Cohan joined our company in May 2001 as President and Chief Operating Officer. In July 2001, he became Chief Executive Officer of our company, and relinquished his position as Chief Operating Officer. He became a director in May 2002 and Chairman of our Board of Directors in June 2003. Mr. Cohan served as Senior Vice President of WebMD, a health information technology company, from June 1998 to January 2001. He was also President of The Health Information Network Company, an e-health consortium of major New York health insurers and associations of which WebMD was the Managing Partner, from 1998 to 2001. Prior to joining WebMD, Mr. Cohan spent 18 years at National Data Corporation, with various titles including Executive Vice President, Healthcare.

Robert Bacchi joined our company in January 2002 as Chief Operating Officer following our acquisition of Bac-Tech Systems, Inc., a privately-held New York City based e-commerce company. Mr. Bacchi founded Bac-Tech in 1981 and served as its President since such date.

Post-Reorganization Board of Directors and Executive Officers

In connection with our reorganization, on February 8, 2005, Robert S. Ellin became Chairman of our Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director.

Robert S. Ellin, age 40. Mr. Ellin is a Managing Member of Trinad, a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin is also a director and officer of Amalgamated Technologies, Inc. ("Amalgamated"), U.S. Wireless Data, Inc. ("USWD") and Command Security Corporation ("Command"). Prior to joining Trinad, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf, age 33. Mr. Wolf is a Managing Director of Trinad, a hedge fund dedicated to investing in micro-cap public companies. Mr. Wolf is also a director and officer of Amalgamated, Shells Seafood Restaurants, Inc., Starvox Communications, Inc and USWD. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Prior to joining Trinad, Mr. Wolf served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company's acquisition program. Prior to that he worked at Canadian Corporate Funding, Ltd., a Toronto based merchant bank, in the Senior Debt Department, and subsequently for Trillium Growth Capital, the firm's venture capital fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Barry I. Regenstein, age 49. Mr. Regenstein is the Executive Vice President and Chief Operating Officer of Command and a director of USWD. Trinad is a significant shareholder of Command and Mr. Regenstein has served as a consultant for Trinad. Mr. Regenstein has over 25 years of experience with 21 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation's Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

We do not currently have an Audit Committee because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities ("ten percent stockholders") to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

On February 8, 2005, Robert S. Ellin became the Chairman of the Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director. None of our current directors and officers receives any compensation paid by us.

Prior to our reorganization, our former directors and officers received compensation paid by us. After our emergence from Chapter 11 of the Bankruptcy Code, none of our former directors and officers have any current affiliation with us and accordingly do not receive compensation paid by us.

In accordance with the Plan, all of the options and warrants held by our former directors and officers prior to the reorganization were canceled. None of our current directors and executive officers hold any options or warrants of our Company.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received or accrued any compensation for their services as a director, including committee participation or special assignments.

There are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of November 28, 2005, by the (i) named executive officers (our former executive officers and directors), (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from November 28, 2005, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of November 28, 2005, there were a total of 3,959,770 shares of common stock outstanding

Except as otherwise indicated, the address of each of the following persons is c/o Mediavest, Inc., 153 East 53rd Street, 48th Floor, New York, NY 10022.

                         CERTAIN HOLDERS OF COMMON STOCK

---------------------------------------------------------------------------------------
                                                       Beneficially Owned as of
                                                        November 28, 2005 (1)
---------------------------------------------------------------------------------------
Name and Address                                    Number of Shares   Percent of Class
of Owner
---------------------------------------------------------------------------------------
Trinad Capital, L.P.                                   3,720,000(2)          93%
---------------------------------------------------------------------------------------
Current directors or officers:
---------------------------------------------------------------------------------------
     Robert S. Ellin                                       -- (2)             *
---------------------------------------------------------------------------------------
     Jay A. Wolf                                           -- (2)             *
---------------------------------------------------------------------------------------
     Barry I. Regenstein                                   -- (2)             *
---------------------------------------------------------------------------------------
Former directors and officers:
---------------------------------------------------------------------------------------
     Richard S. Cohan
     c/o Enable Corporation
     665 Broadway
     New York, NY 11003                                       --              *
---------------------------------------------------------------------------------------
     Robert Bacchi
     c/o Enable Corporation
     665 Broadway
     New York, NY 11003                                    1,754              *
---------------------------------------------------------------------------------------
All current directors and named executive              3,720,000(2)          93%
officers as a group (three persons)
---------------------------------------------------------------------------------------

----------

* Represents less than 1% of outstanding shares.

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of November 28, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Trinad owns 93% of our outstanding common stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are principals of Trinad and Barry Regenstein, our other director, is affiliated with Trinad. Robert Ellin and Jay Wolf may be deemed to beneficially own the stock that Trinad owns.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described under "Item 1. Description of Business," the Company filed the Plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured liabilities in satisfaction of the notes and accrued interest, (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and creditors, (3) $100,000 to be retained by the Company to fund the expenses of remaining public, (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record as of January 26, 2005 of the Company's preferred stock in settlement of their liquidation preferences, (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all the old common stock of the Company, and
(6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the Plan sponsor in exchange for $500,000.

There were no funds available to pay any of the liquidation preference of the preferred stock which shares were cancelled, in exchange for 3.5% of the new common stock of the company, as part of the Plan.

In connection with the Plan, on February 8, 2005, Robert S. Ellin became the Chairman of the Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director. Robert S. Ellin and Jay A. Wolf are the Managing Member and Managing Director of Trinad, respectively, while Barry Regenstein is an outside consultant to Trinad. Certain information with respect to Messrs. Ellin, Wolf and Regenstein is set forth in "Item 9" of this Form 10-KSB.

ITEM 13. EXHIBITS

Exhibit
Number          Description of Exhibit
------          ----------------------

2.1 Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York*

2.2 Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York*

2.3 Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York*

3.1   Restated Certificate of Incorporation*

3.2   Certificate of Amendment to the Certificate of Incorporation (1)

3.3   Restated Bylaws*

31.1  Certification of Chief Executive Officer *

31.2  Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

----------
* Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2005, and filed with the SEC on August 9, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Miller for the audit of our annual financial statements and fees for other services for the year ended December 31, 2003, and fees for professional audit services rendered by Most for the audit of our annual financial statements and fees for other services for the year ended December 31, 2004.

                                                Most              Miller

                Audit fees:(1)                $30,000            $82,207

            Audit related fees:(2)            $     0            $     0

                 Tax fees:(3)                 $     0            $14,393

              All other fees:(4)              $     0            $     0

                     Total                    $30,000            $96,600

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors require the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Miller for all audit, audit-related and tax services during fiscal 2003, and the retention of Most for all audit, audit-related and tax services during fiscal 2004.

                                   SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Mediavest, Inc.

Dated: December 2, 2005
                                        By: /s/ Robert S. Ellin
                                            --------------------------
                                            Robert S. Ellin
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                              Title                         Date
---------------------    -----------------------------------    ----------------


/s/ Robert S. Ellin      Chairman of the Board, Chief           December 2, 2005
-------------------      Executive Officer and President
Robert S. Ellin


/s/ Jay A. Wolf          Director,  Chief Financial Officer,    December 2, 2005
---------------          Chief Operating Officer and
Jay A. Wolf              Secretary


/s/ Barry Regenstein     Director                               December 2, 2005
--------------------
Barry Regenstein