Form 10QSB
period 2005-03-31
Mediavest, Inc.
filed 2006-01-05
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [GRAPHIC OMITTED]


                         Commission File Number 0-22848

                                 MEDIAVEST, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                   New Jersey
                            (State of incorporation)

                                   22-2267658
                        (IRS Employer Identification No.)

                       2121 Avenue of the Stars, Suite 1650
                              Los Angeles, CA 90067
          (Address of principal executive offices, including zip code)

                                 (310) 601-2500
              (Registrant's Telephone Number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes [_] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes [X] No [_]

As of December 22, 2005, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [_] No [X]

                                 MEDIAVEST, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheet                                                          3

        Statements of Operations                                               4

        Statements of Cash Flows                                               5

        Notes to Financial Statements                                        6-7

ITEM 2. Management's Plan of Operation                                      8-10

ITEM 3. Controls and Procedures                                               10

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     10

ITEM 2. Changes in Securities and Small Business
          Issuer Purchases of Equity Securities                               11
ITEM 3. Defaults Upon Senior Securities                                       11
ITEM 4. Submission of Matters to a Vote of Security Holders                   11
ITEM 5. Other Information                                                     11
ITEM 6. Exhibits                                                              11

SIGNATURES                                                                    11

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

ASSETS
Current assets:
     Cash                                                              $ 85,238
                                                                       --------

              TOTAL ASSETS                                             $ 85,238
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                                                       9,100
                                                                       --------

              TOTAL LIABILITIES                                           9,100
                                                                       --------

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized at $.0001 par value, no shares issued or outstanding
   Common stock, 19,000,000 shares authorized at $.0001 par value,
       4,000,000 shares issued and outstanding                              400
   Additional paid-in capital                                            99,600
   Accumulated deficit                                                  (23,862)
                                                                       --------

              TOTAL STOCKHOLDERS' EQUITY                                 76,138
                                                                         ------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 85,238
                                                                       ========



                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                     SUCCESSOR              PREDECESSOR
                                                      COMPANY                 COMPANY
                                                    -----------      -------------------------
                                                    JANUARY 27,       JANUARY 1,    JANUARY 1,
                                                    TO MARCH 31,      TO JANUARY     TO MARCH
                                                        2005           26, 2005      31, 2004
                                                    ------------     -----------    ----------
Revenues

Continuing operations
          General and administrative expenses       $    23,862
                                                    -----------

Discontinued operations
          Loss on discontinued operations                            $   (27,101)   $ (179,228)
                                                                     -----------    ----------

Net loss                                            $   (23,862)     $   (27,101)   $ (179,228)
                                                    ===========      ===========    ==========

Basic net loss per common share
          Loss from continuing operations           $     (0.01)
          Loss from discontinued operations                                 *             *
                                                    ------------     -----------    ----------

          Net loss per share                        $     (0.01)            *             *
                                                    ===========      ===========    ==========

Weighted average common shares outstanding            4,000,000             *             *
                                                    ===========      ===========    ==========

          * Not presented

                        See notes to financial statements

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                   (Unaudited)

                                                       SUCCESSOR              PREDECESSOR
                                                        COMPANY                 COMPANY
                                                      -----------      -------------------------
                                                      JANUARY 27,       JANUARY 1,    JANUARY 1,
                                                      TO MARCH 31,      TO JANUARY     TO MARCH
                                                          2005           26, 2005      31, 2004
                                                      ------------     -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $    (23,862)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Changes in assets and liabilities:
          Accrued expenses                                   9,100
                                                      ------------

              Net cash used in operating activities        (14,762)
                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash from reorganization                              100,000
                                                      ------------

Net cash provided by discontinued operations                           $  (386,000)   $   68,446
                                                      -------------    -----------    ----------

Net increase in cash                                         85,238      (386,000)        68,446

Cash, beginning of period                                                 386,000        145,941
                                                      -------------    -----------    ----------

Cash, end of period                                   $      85,238            --     $  214,387
                                                      =============    ===========    ==========

                       See notes to financial statements.

                                 MEDIAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND OPERATIONS

      Mediavest, Inc. (Company) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 18, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company was inactive.

      Reorganization

      On October 27, 2004 and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes of $3,738,000 in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock (2,261,081 shares) in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's common stock (7,964,170) as of January 26, 2005 in exchange for all of the outstanding shares of common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on December 2, 2005. Interim results are not necessarily indicative of the results for a full year.

      Fresh Start Reporting

      The Company has accounted for the reorganization using fresh start reporting. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, including the elimination of the accumulated deficit. The Company's only asset or liability upon reorganization was cash of $100,000. Although not required under fresh start accounting, prior period results have been presented. In accordance with fresh start reporting, results of operations and cash flows for prior periods are designated "Predecessor" and for the current period as "Successor."

      Financial Statements

      The financial statements include the accounts of the Company.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Net Loss per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Diluted loss per share is not presented as it is anti-dilutive. The Company's successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods.

      Reclassifications

      Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

      New Accounting Pronouncements

      The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on Company's financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. INCOME TAXES

      As of March 31, 2005, the Company had approximately $37 million of net operating loss (NOL) carryforwards to reduce future Federal income tax, expiring in various years ranging from 2019 to 2024. During both 2000 and in January 2005, the Company may have had ownership changes as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission ("SEC") (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

OVERVIEW

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

We are currently a "shell" company with no operations and controlled by Trinad Capital, L.P. ("Trinad"), our majority shareholder.

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock in settlement of their liquidation preferences;
(5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.

As a result of the Reorganization; the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

MANAGEMENT'S PLAN OF OPERATIONS

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

We believe that the $100,000 contributed to us by Trinad should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy, we have no liabilities related to the Chapter 11 Proceedings, we do not currently have an operating business and we have extremely limited cash under new management.

As described more fully above, subsequent to the Reorganization, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing and attempting to locate such a candidate, we do not currently anticipate conducting any operations.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL REPORTING BY ENTITIES EMERGING FROM REORGANIZATION UNDER THE BANKRUPTCY CODE

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the common and preferred stock that was outstanding prior to January 26, 2005 was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation were less than the total of all postpetition liabilities and allowed claims, therefore, the Company qualified for fresh start accounting under SOP 90-7.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(B) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described above, the Company filed the Plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan, as confirmed on January 26, 2005, provided for:
(1) the net operating assets and liabilities to be transferred to the holders of the secured liabilities in satisfaction of the notes and accrued interest, (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and creditors, (3) $100,000 to be retained by the Company to fund the expenses of remaining public, (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record as of January 26, 2005 of the Company's preferred stock in settlement of their liquidation preference, (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the issued and outstanding common stock of the Company, and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the Plan sponsor in exchange for $500,000.

We are not currently subject to any other material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the Reorganization, all of the common stock and preferred stock that was outstanding prior to January 26, 2005 was cancelled and new shares of common stock were issued in accordance with the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

RECONSTITUTED BOARD OF DIRECTORS AND OFFICERS

In conjunction with the Reorganization, on February 8, 2005 Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, while Barry Regenstein is an outside consultant to Trinad.

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

On April 13, 2005, we filed an Amended and Restated Certificate of Incorporation with the State of New Jersey, which is included as an Exhibit to the Form 8-K filing dated April 13, 2005, and filed on August 9, 2005.

ITEM 6. EXHIBITS
EXHIBIT NO.        DESCRIPTION OF EXHIBIT

2.1 Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. (1)

2.2 Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York. (1)

2.3 Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. (1)

3       Amended and Restated Certificate of Incorporation, dated April 13,
        2005.(2)

31.1* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *Filed herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 2, 2005.

(2) Incorporated by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 9, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MEDIAVEST, INC.

Dated:  January 5, 2006                        By: /s/ Robert Ellin
                                                   -----------------------------
                                                   Robert Ellin
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated:  January 5, 2006                           /s/ Jay Wolf
                                                  ------------------------------
                                                  Jay Wolf
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)