Form 10QSB
period 2005-06-30
Mediavest, Inc.
filed 2006-02-13
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to _____________.

                      Commission File Number ______________

                                 Mediavest, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                                   New Jersey
                                   ----------
                            (State of incorporation)

                                 --------------
                                   22-2267658
                                   ----------
                        (IRS Employer Identification No.)

                      2121 Avenue of the Stars, Suite 1650
                              Los Angeles, CA 90067
                              ---------------------
          (Address of principal executive offices, including zip code)

                                 (310) 601-2500
                                 --------------
              (Registrant's Telephone Number, including area code)

                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [ ] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

As of February 8, 2006, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

                                 MEDIAVEST, INC.
                                TABLE OF CONTENTS
                                                                       Page
                                                                       ----

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheet                                                    3

        Statements of Operations                                         4

        Statements of Cash Flows                                         5

        Notes to Financial Statements                                   6-7

ITEM 2. Management's Plan of Operation                                  8-10

ITEM 3. Controls and Procedures                                         10

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings                                               10

ITEM 2. Changes in Securities and Small Business
          Issuer Purchases of Equity Securities                         10
ITEM 3. Defaults Upon Senior Securities                                 10
ITEM 4. Submission of Matters to a Vote of Security Holders             11
ITEM 5. Other Information                                               11
ITEM 6. Exhibits                                                        11

SIGNATURES                                                              12

Part I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

ASSETS
Current assets:
  Cash                                                                $  65,157
                                                                      ---------

                 Total assets                                         $  65,157
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                                                   $   1,600
                                                                      ---------

                 Total liabilities                                        1,600
                                                                      ---------

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized at $.0001 par value,
    no shares issued or outstanding                                          --
  Common stock, 19,000,000 shares authorized at $.0001 par value,
    4,000,000 shares issued and outstanding                                 400
  Additional paid-in capital                                             99,600
  Accumulated deficit                                                   (36,443)
                                                                      ---------

                 Total stockholders' equity                              63,557
                                                                      ---------

                 Total liabilities and stockholders' equity           $  65,157
                                                                      =========



                  See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                    -------------------------------
                                                      Successor      Predecessor     Successor            Predecessor
                                                       Company         Company        Company               Company
                                                    -----------------------------------------------------------------------------
                                                                                    January 27,    January 1, to   Six Months
                                                                                    to June 30,    January 26,     ended June
                                                         2005           2004           2005           2005          30, 2004
                                                    -----------------------------------------------------------------------------

Revenues

Continuing operations
     General and administrative expenses             $   12,581                    $    36,443

Discontinued operations
     Income (loss) on discontinued operations                       $    17,417                    $   (27,101)   $  (161,811)
                                                     ----------     -----------    -----------     -----------    -----------

Net income (loss)                                    $  (12,581)    $    17,417    $   (36,443)    $   (27,101)   $  (161,811)
                                                     ==========     ===========    ===========     ===========    ===========

Basic net income (loss) per common share
     Loss from continuing operations                 $      **                     $     (0.01)
     Income (loss) from discontinued operations                           *                               *              *
                                                     ----------     -----------    -----------     -----------    -----------

     Net income (loss) per share                     $      **            *        $     (0.01)           *              *
                                                     ==========     ===========    ===========     ===========    ===========

     Weighted average common shares outstanding       4,000,000           *         4,000,000             *              *
                                                     ==========     ===========    ===========     ===========    ===========

*   Not presented
**  Less than $0.01, per share


                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                               Successor                  Predecessor
                                                                Company                     Company
                                                        ------------------------ -------------------------------
                                                                                  January 1, to
                                                            January 27, to         January 26,
                                                             June 30, 2005            2005            2004
                                                        ------------------------ ---------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                          $   (36,443)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Changes in assets and liabilities:
   Accrued expenses                                                1,600
                                                             -----------
  Net cash used in operating activities                          (34,843)
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from reorganization                                       100,000
                                                             -----------

Net cash provided by (used in) discontinued operations                            $   (386,000)    $  125,000
                                                                                  ------------     ----------

Net increase (decrease) in cash                                   65,157              (386,000)       125,000

Cash, beginning of period                                                              386,000        145,941
                                                             -----------          ------------     ----------
Cash, end of period                                          $    65,157          $                $  270,941
                                                             ===========          ============     ==========


                       See notes to financial statements.

                                 MEDIAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND OPERATIONS

      Mediavest, Inc. (Company) was originally incorporated in the State of Delaware on November 6, 1998 under the name EChannel Ventures Inc. On January 19, 1999, EChannel Ventures Inc. changed its name to EB2Buy Inc. which, in turn, changed its name to eB2B Commerce, Inc. on March 19, 1999. On April 27, 2000, eB2B Commerce, Inc., a Delaware corporation, merged into DynamicWeb Enterprises Inc., a New Jersey corporation. DynamicWeb Enterprises, Inc. was the surviving company and changed its name to eB2B Commerce, Inc. On April 13, 2005, eB2B Commerce, Inc., changed its name to Mediavest, Inc., now a New Jersey corporation. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company was inactive.


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on December 2, 2005. Interim results are not necessarily indicative of the results for a full year.

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

      New Accounting Pronouncements

      The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections," which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on Company's financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    INCOME TAXES

      As of June 30, 2005, the Company had approximately $37 million of net operating loss (NOL) carryforwards to reduce future Federal income taxes, expiring in various years ranging from 2019 to 2024. During both 2000 and in January 2005, the Company may have had ownership changes as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS

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

Overview

      Mediavest, Inc. (the "Company") was originally incorporated in the State of Delaware on November 6, 1998 under the name EChannel Ventures Inc. On January 19, 1999, EChannel Ventures Inc. changed its name to EB2Buy Inc. which, in turn, changed its name to eB2B Commerce, Inc. on March 19, 1999. On April 27, 2000, eB2B Commerce, Inc., a Delaware corporation, merged into DynamicWeb Enterprises Inc., a New Jersey corporation. DynamicWeb Enterprises, Inc. was the surviving company and changed its name to eB2B Commerce, Inc. On April 13, 2005, eB2B Commerce, Inc., changed its name to Mediavest, Inc., now a New Jersey corporation. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

      We are currently a "shell" company with no operations and controlled by Trinad Capital, L.P. ("Trinad"), our majority shareholder.

      On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan (the "Plan") for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Reorganization"). The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public;
(4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.

      As a result of the Reorganization, the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

Management's Plan of Operation

      Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including the following: any acquisition consummated by us may turn out to be unsuccessful; our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stages of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded; and the public market may provide little or no liquidity for holders of our common stock.

      Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

      We believe that the $100,000 contributed to us by Trinad should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy, we have no liabilities related to the Reorganization, we do not currently have an operating business and we have extremely limited cash under new management.

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

      We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified anyone for acquisition at this time.

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

Financial Reporting by Entities Emerging from Reorganization under the Bankruptcy Code

      The accompanying financial statements have been prepared in accordance with the Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 requires that the financial statements for periods subsequent to the Reorganization distinguish transactions and events that are directly associated with the Reorganization from the ongoing operations of the business.

      All of the common and preferred stock that was outstanding prior to January 26, 2005, was cancelled and new shares of common stock were issued in accordance with the Plan. The Reorganization value of the assets of the emerging entity immediately before the date of confirmation were less than the total of all postpetition liabilities and allowed claims; therefore, the Company qualified for fresh start accounting under SOP 90-7.

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

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are currently not subject to any other material legal proceedings. However, we may, from time to time, become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      In connection with the Reorganization, all of the common stock and preferred stock that was issued and outstanding prior to January 26, 2005, was cancelled and new shares of common stock were issued in accordance with the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

Exhibit    Description of Exhibit
No.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1 Certifications of Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

         In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDIAVEST, INC.



Dated:  February 8, 2006               By: /s/ Robert Ellin
                                          -----------------
                                          Robert Ellin
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated: February 8, 2006                By: /s/ Jay Wolf
                                          -----------------
                                          Jay Wolf
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)