Form 10QSB
period 2005-09-30
Mediavest, Inc.
filed 2006-02-17
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                  FORM 10-QSB

                              --------------------

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to _____________.

                         Commission File Number: 0-10039

                                 Mediavest, Inc.
                                 ---------------

        (Exact name of small business issuer as specified in its charter)

                                   New Jersey
                                   ----------
                            (State of incorporation)

                              --------------------

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

                              --------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes |X| No |_|

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes |X| No |_|

As of February 9, 2006, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_| No |X|

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

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

ASSETS
Current assets:
  Cash                                                                 $ 22,595
                                                                       --------
        Total assets                                                   $ 22,595
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued expenses                                                     $  6,869
                                                                       --------

        Total liabilities                                                 6,869
                                                                       --------

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized at $.0001 par value,
     no shares issued or outstanding                                         --
  Common stock, 19,000,000 shares authorized at $.0001 par value,
     4,000,000 shares issued and outstanding                                400
  Additional paid-in capital                                             99,600
  Accumulated deficit                                                   (84,274)
                                                                       --------

        Total stockholders' equity                                       15,726
                                                                       --------

        Total liabilities and stockholders' equity                     $ 22,595
                                                                       ========



                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                              -----------------------------   ------------------------------------------------
                                               Successor      Predecessor       Successor                Predecessor
                                                Company         Company          Company                   Company
                                              -----------    --------------   --------------   -------------------------------
                                                                                                                  Nine Months
                                                                              January 27, to    January 1, to        Ended
                                                                              September  30,     January 26,     September 30,
                                                 2005             2004             2005             2005             2004
                                              -----------    --------------   --------------   --------------   --------------
Revenues

Continuing operations
 General and administrative expenses          $   (47,831)                    $      (84,274)
                                              -----------    --------------   --------------                    --------------

Discontinued operations
 Income (loss) from discontinued operations                  $      344,370                    $      (27,101)  $      182,559
                                              -----------    --------------   --------------   --------------   --------------

Net income (loss)                             $   (47,831)   $      344,370   $      (84,274)  $      (27,101)  $      182,559
                                              ===========    ==============   ==============   ==============   ==============

Basis net income (loss) per common share

 Loss from continuing operations              $     (0.01)                *   $        (0.02)               *                *
 Income (loss) from discontinued operations                               *                                 *                *
                                              -----------    --------------   --------------   --------------   --------------

 Net income (loss) per share                  $     (0.01)                *   $        (0.02)               *                *
                                              ===========    ==============   ==============   ==============   ==============

Weighted average common shares outstanding,     4,000,000                 *        4,000,000                *                *
                                              ===========    ==============   ==============   ==============   ==============


                        See notes to financial statements

*     Not presented

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                             Successor              Predecessor
                                                              Company                 Company
                                                           --------------   ---------------------------
                                                           January 27, to     January 1, to
                                                            September 30,      January 26,
                                                               2005               2005           2004
                                                           --------------    --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                        $      (84,274)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Changes in assets and liabilities:
   Accrued expenses                                                 6,869
                                                           --------------

  Net cash used in continuing operating activities                (77,405)
  Net cash provided by (used in) discontinued operations                     $     (386,000)  $ 473,477
                                                           --------------    --------------   ---------
  Net cash provided by (used in) operating activities             (77,405)         (386,000)    473,477
                                                           --------------    --------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in discontinued operations                                                     (208,000)
                                                                                              ---------
Net cash used in investing activities                                                          (208,000)
                                                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from reorganization                                          100,000
Net cash used in discontinued operations                                                        (98,000)
                                                           --------------                     ---------
Net cash provided by (used in) financing activities               100,000                       (98,000)
                                                           --------------                     ---------

Net increase (decrease) in cash                                    22,595          (386,000)    167,477

Cash, beginning of period                                                           386,000     145,941
                                                           --------------    --------------   ---------
Cash, end of period                                        $       22,595    $                $ 313,418
                                                           ==============    ==============   =========

                       See notes to financial statements.

                                 MEDIAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND OPERATIONS

      Mediavest, Inc. (Company) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company was inactive.

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

Fresh Start Reporting

      The Company has accounted for the reorganization using fresh start reporting. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, including the elimination of the accumulated deficit. The Company's only asset or liability upon reorganization was cash of $100,000. Although not required under fresh start accounting, prior period results have been presented. In accordance with fresh start reporting, results of operations and cash flows for prior periods are designated "Predecessor" and for the current period as "Successor".

                                 MEDIAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

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

Net Loss per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Diluted loss per share is not presented, as it is anti-dilutive. The Company's successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods.

Reclassifications

      Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

New Accounting Pronouncements

      The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    INCOME TAXES

      As of September 30, 2005, the Company had approximately $37 million of net operating loss (NOL) carryforwards to reduce future Federal income taxes, expiring in various years ranging from 2019 to 2024. During both 2000 and in January 2005, the Company may have had ownership changes as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

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

Financial Reporting by Entities Emerging From Reorganization under the Bankruptcy Code

      The accompanying financial statements have been prepared in accordance with the Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires that the financial statements for periods subsequent to the Reorganization filing petition distinguish transactions and events that are directly associated with the Reorganization from the ongoing operations of the business.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are currently not subject to any material legal proceedings. However, we may, from time to time, become a party to legal proceedings arising in the ordinary course of our business.

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


                                            MEDIAVEST, INC.


Dated: February 17, 2006                    By: /s/ Robert Ellin
                                               -------------------------------
                                               Robert Ellin
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Dated:  February 17, 2006                   By: /s/ Jay Wolf
                                               -------------------------------
                                               Jay Wolf
                                               Chief Operating Officer and
                                               Chief Financial Officer
                                               (Principal Financial Officer)