Form 10KSB
period 2005-12-31
Mediavest, Inc.
filed 2006-04-17
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________.


                         Commission File Number 0-10039

                                 MEDIAVEST, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

         New Jersey                                      22-2267658
         ----------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


2121 Avenue of the Stars, Suite 1650. Los Angeles, CA                  90067
------------------------------------------------------                 -----
     (Address of Principal Executive Offices)                        (Zip Code)

                                 (310) 601-2500
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $0.0001 Per Share
                                (Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

The Issuer's revenues for the fiscal year ended December 31, 2005: $0.

The aggregate market value of the Issuer's voting common equity held by non-affiliates of the Issuer as of March 31, 2006 was $0. The common equity does not actively trade.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

As of April 7, 2006, the Issuer had 4,000,000 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                 MEDIAVEST, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


PART I     ....................................................................1

ITEM 1.    DESCRIPTION OF BUSINESS.............................................1

ITEM 2.    DESCRIPTION OF PROPERTY.............................................1

ITEM 3.    LEGAL PROCEEDINGS...................................................2

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................2

PART II    ....................................................................2

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES......................2

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION......................................3

ITEM 7.    FINANCIAL STATEMENTS................................................8

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           FINANCIAL DISCLOSURE................................................9

ITEM 8A.   CONTROLS AND PROCEDURES.............................................9

ITEM 8B.   OTHER INFORMATION...................................................9

PART III   ...................................................................10

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................10

ITEM 10.   EXECUTIVE COMPENSATION.............................................11

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS........................................11

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................12

ITEM 13.   EXHIBITS...........................................................13

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................14

      This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Mediavest, Inc. referred to in this report as "we," "us" and "our") with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Plan of Operation" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors-All forward looking statements should be read with caution."

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

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

      As a result of the Reorganization; the historical financial statements are not relevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.


PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      As a result of the Plan, holders of record of our common and preferred stock as of January 26, 2005 were entitled to receive an aggregate of 7% of our common stock, with 3.5% issued to the holders of each class of securities. The remaining 93% was issued to Trinad. Such distribution of new common stock was completed in August 2005.

      Our common stock was quoted on the Nasdaq SmallCap Market under the symbol "EBTB" from August 15, 2000 to August 26, 2002. After that time, our common stock was quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers. Starting on September 21, 2004, our common stock traded on the "Pink Sheets" under "penny stock" rules and traded sporadically. Our common stock is currently not actively trading.

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

Holders

      As of April 13, 2006, there were 534 holders of record of our common stock. There was also an undetermined number of holders who hold their stock in nominee or "street" name.

DIVIDENDS

      We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      As a  result  of the  Reorganization,  all of the  outstanding  securities authorized for issuance under equity compensation plans were cancelled. Accordingly, a description of such securities as of December 31, 2005 would not be useful in determining whether to make an investment in our stock.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

      In this section, "Management's Plan of Operations," references to "we," "us," "our," and "ours" refer to Mediavest, Inc.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

MANAGEMENT'S PLAN OF OPERATION

      Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including the following: any acquisition consummated by us may turn out to be unsuccessful; investors will not know what operating business, if any, we will acquire, including the particular industry in which the business operates and whether dilutive financing will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stages of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

      Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

      On March 20, 2006, Trinad Capital Master Fund, Ltd., an affiliate of Trinad, made a loan to us in the principal amount of $100,000. We believe that this loan should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy through the Reorganization, we have no liabilities related to the Reorganization, we do not currently have an operating business and we have extremely limited cash under new management.

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

CRITICAL ACCOUNTING POLICIES

      Management's Plan of Operations are based upon our financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below

ESTIMATES AND ASSUMPTIONS

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

BANKRUPTCY ACCOUNTING

      Since the Chapter 11 bankruptcy filing, we have applied the provisions of SOP 90-7, which do not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the Reorganization from the ongoing operations of the business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Management does not believe that there are any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

WE MAY NOT BE SUCCESSFUL IN IDENTIFYING AND EVALUATING SUITABLE BUSINESS OPPORTUNITIES OR IN CONSUMMATING A BUSINESS COMBINATION.

      Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified acquisition candidates at this time. There can be no assurance that Trinad will be successful in raising capital on favorable terms, or at all, or in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

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

OUR COMMON STOCK DOES NOT TRADE AND THE MARKET PRICE OF OUR SECURITIES COULD FLUCTUATE SIGNIFICANTLY.

      Our common stock is not traded on any exchange at this time, but we may seek to have it listed in the future. At the time of such listing, factors such as announcements by us of the financial results, changes in management and regulatory changes, among other things, could cause the market price of our securities to fluctuate significantly upon such trading.

LIQUIDITY

      On March 20, 2006, the Company executed a loan agreement with Trinad Capital Master Fund, Ltd., an affiliate of Trinad, pursuant to which it agreed to loan the Company up to a principal amount of $100,000 (the "Loan"), at any time and from time to time, prior to the Company's consummation of a Next Financing (as defined below). Trinad shall make advances to the registrant in such amounts as the registrant shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company's common stock, $0.0001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the registrant of not less than $200,000 (a "Next Financing").

ITEM 7.  FINANCIAL STATEMENTS
Mediavest, Inc.

INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm......................F-1

Balance Sheet................................................................F-2

Statements Of Operations.....................................................F-3

Statement Of Stockholders' Deficit...........................................F-4

Statements Of Cash Flows.....................................................F-5

Notes To Financial Statements................................................F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mediavest, Inc.

      We have audited the accompanying balance sheet of Mediavest, Inc, as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediavest, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ Most & Company, LLP
                                                       -------------------------
New York, New York                                     Most & Company, LLP
March 29, 2006

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005


ASSETS
Current assets:

     Cash                                                             $   3,366
                                                                      ---------
                     TOTAL ASSETS                                     $   3,366
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accrued expenses                                                   $  74,424
                                                                      ---------
                     TOTAL LIABILITIES                                   74,424
                                                                      ---------

Stockholders' deficit:
   Preferred stock, 1,000,000 shares authorized at $.0001 par value, no shares issued or outstanding
   Common stock, 19,000,000 shares authorized at $.0001 par value,
       4,000,000 shares issued and outstanding                              400
   Additional paid-in capital                                            99,600
   Accumulated deficit                                                 (171,058)
                                                                      ---------
                     TOTAL STOCKHOLDERS' DEFICIT                        (71,058)
                                                                      ---------
                     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   3,366
                                                                      =========


                       See notes to financial statements.

                                     MEDIAVEST, INC.
                                STATEMENTS OF OPERATIONS


                                            SUCCESSOR              PREDECESSOR
                                             COMPANY                 COMPANY
                                           -----------    ------------------------------
                                           JANUARY 27,       JANUARY 1,
                                               TO               TO           YEAR ENDED
                                           DECEMBER 31,     JANUARY 26,     DECEMBER 31,
                                              2005             2005             2004
                                           -----------    --------------   -------------
Revenues

Continuing operations
     General and administrative expenses   $  (171,058)
                                           -----------                     -------------
Discontinued operations
     Loss on discontinued operations                      $      (27,101)  $    (504,734)
                                           -----------    --------------   -------------
Net Loss                                   $  (171,058)   $      (27,101)  $    (504,734)
                                           ===========    ==============   =============
Basic net loss per common share
     Loss from continuing operations       $     (0.04)                *               *
     Loss from discontinued operations                                 *               *
                                           -----------    --------------   -------------
     Net loss per share                    $     (0.04)                *               *
                                           ===========    ==============   =============


Weighted average common shares
outstanding,- basic and diluted              4,000,000                 *               *
                                           ===========    ==============   =============


-----------
* Not presented

                           See notes to financial statements.

                                                    MEDIAVEST, INC.
                                          STATEMENTS OF STOCKHOLDERS' DEFICIT


                                            PREFERRED STOCK             PREFERRED STOCK            PREFERRED STOCK
                                               SERIES A                     SERIES B                   SERIES C
                                       -------------------------   --------------------------   ----------------------
                                          SHARES        AMOUNT         SHARES        AMOUNT       SHARES      AMOUNT
                                       ------------   ----------   -------------  -----------   ----------   ---------
PREDECESSOR COMPANY

Balance at January 1, 2004                        7   $       --       2,003,674  $        --      661,390   $      --
Conversion of Series B Preferred
 stock                                           --           --        (267,106)          --           --          --
Conversion of Series C Preferred
 stock                                           --           --              --           --     (136,884)         --
Net loss                                         --           --              --           --           --          --
                                       ------------   ----------   -------------  -----------   ----------   ---------
Balance at December 31, 2004                      7           --       1,736,568           --      524,506          --
Net loss                                         --           --              --           --           --          --
                                       ------------   ----------   -------------  -----------   ----------   ---------
Balance at January 26, 2005,
 immediately before cancellation and
 transfer to Liquidation Trust for
 Reorganization                                   7   $       --       1,736,568  $        --      524,506   $      --
                                       ============   ==========   =============  ===========   ==========   =========
SUCCESSOR COMPANY
Capital contribution at
 reorganization                                  --   $       --              --  $        --           --   $      --
Net loss                                         --           --              --           --           --          --
                                       ------------   ----------   -------------  -----------   ----------   ---------
Balance at December 31, 2005                     --   $       --              --  $        --           --   $      --
                                       ============   ==========   =============  ===========   ==========   =========

                                             COMMON STOCK            ADDITIONAL
                                       -------------------------       PAID-IN     ACCUMULATED        TOTAL
                                          SHARES        AMOUNT         CAPITAL       DEFICIT          EQUITY
                                       ------------   ----------   -------------  --------------   --------------

PREDECESSOR COMPANY

Balance at January 1, 2004                4,544,672           --   $ 157,322,081  $ (161,381,747)  $   (4,059,666)
Conversion of Series B Preferred
 stock                                      521,725           --              --              --               --
Conversion of Series C Preferred
 stock                                    2,897,773           --              --              --               --
Net loss                                         --           --              --        (504,734)        (504,734)
                                       ------------   ----------   -------------  --------------   --------------
Balance at December 31, 2004              7,964,170           --     157,322,081    (161,886,481)      (4,564,400)
Net loss                                         --           --              --         (27,101)         (27,101)
                                       ------------   ----------   -------------  --------------   --------------
Balance at January 26, 2005,
 immediately before cancellation and
 transfer to Liquidation Trust for
 Reorganization                           7,964,170   $       --   $ 157,322,081  $ (161,913,582)  $   (4,591,501)
                                       ============   ==========   =============  ==============   ==============
SUCCESSOR COMPANY
Capital contribution at
 reorganization                           4,000,000   $      400   $      99,600  $           --   $      100,000
Net loss                                         --           --              --        (171,058)        (171,058)
                                       ------------   ----------   -------------  --------------   --------------
Balance at December 31, 2005              4,000,000   $      400   $      99,600  $     (171,058)  $      (71,058)
                                       ============   ==========   =============  ==============   ==============


                                          See notes to financial statements.

                                        MEDIAVEST, INC.
                                   STATEMENTS OF CASH FLOWS

                                                           SUCCESSOR         PREDECESSOR
                                                            COMPANY            COMPANY
                                                         ------------   ----------------------
                                                          JANUARY 27,    JANUARY 1,
                                                              TO             TO
                                                         DECEMBER 31,   JANUARY 26,
                                                            2005           2005        2004
                                                         ------------   -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                      $   (171,058)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Changes in assets and liabilities:
          Accrued expenses                                     74,424
                                                         ------------
Net cash used in  continuing operating activities             (96,634)
Net cash provided by (used in) discontinued operations             --   $  (386,000) $ 339,000
                                                         ------------   -----------  ---------
Net cash provided by (used in) operating activities           (96,634)     (386,000)   339,000
                                                         ------------   -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in discontinued operations                           --            --   (199,000)
                                                         ------------   -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from reorganization                                      100,000
Net cash provided by discontinued opeations                        --            --    100,000
                                                         ------------   -----------  ---------
Net cash provided by financing activities                     100,000            --    100,000
                                                         ------------   -----------  ---------
Net increase (decrease) in cash                                 3,366      (386,000)   240,000

Cash, beginning of period                                          --       386,000    146,000
                                                         ------------   -----------  ---------
Cash, end of period                                      $      3,366   $        --  $ 386,000
                                                         ============   ===========  =========


                              See notes to financial statements.

                                MEDIAVEST, INC.,
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1. ORGANIZATION AND OPERATIONS

      Mediavest, Inc. (Company) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into Dynamic Web Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company was inactive.

NOTE 2. REORGANIZATION

      On October 27, 2004 and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes of $3,738,000 in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock (2,261,081 shares) in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's common stock (7,964,170) as of January 26, 2005 in exchange for all of the outstanding; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The financial statements include the accounts of the Company presented in accordance with generally accepted accounting principles in the United States.

FRESH START REPORTING

      The Company has accounted for the reorganization using fresh start reporting. Accordingly, the Company's accumulated deficit has been eliminated and all assets and liabilities are reflected at their fair value at the time of the reorganization. Upon reorganization the Company had no liabilities and its only asset was the aforementioned cash of $100,000. Although not required under fresh start accounting, prior period results of operations have been presented. In accordance with fresh start reporting, results of operations and cash flows for prior periods are designated "Predecessor" and for the current period as "Successor".

INCOME TAXES

      Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash and accrued expenses approximate fair value due to the short maturities of such instruments and management believes that there is little risk of loss.

CONCENTRATION OF CREDIT RISK

      Financial   instruments   that   potentially   subject   the   Company  to
concentrations of credit risk is cash. Cash is deposited with high credit quality financial institutions.

LOSS PER COMMON SHARE

      Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Diluted net loss per share is not presented, as it is anti-dilutive. The Company's successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain   amounts  in  prior  period   financial   statements   have  been
reclassified to conform to the current presentation.

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

NOTE 4. COMMON STOCK

      In April 2005, the Company decreased their authorized common shares to 19,000,000 shares, $0.0001 par value.

      Under the Plan, the holders of record of all of the Company's common stock received 3.5% of the shares of the new common stock, 140,000 shares.

NOTE 5. PREFERRED STOCK

      In April 2005, the Company decreased its authorized preferred shares to 1,000,000, $0.0001 par value. At the time of the reorganization, the Predecessor had Series A, B and C preferred shares outstanding, all of which were exchanged for common stock of the Successor in accordance with the Plan.

      Under the Plan, the holders of record of all of the Predecessor's preferred stock received 3.5% of the shares of the Successor's common stock, 140,000 shares.

NOTE 6. WARRANTS

      As of the effective date of the Plan, and as provided for under the provisions of the Plan, all outstanding warrants expired worthless.

NOTE 7. STOCK OPTION AND DEFINED CONTRIBUTION PLANS

STOCK OPTION PLAN

      The Company had a stock option plan. As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding options expired and the stock option plan was terminated.

DEFINED CONTRIBUTION PLAN

      The Company had a defined contribution savings plan. During the period January 1, 2005 to January 26, 2005 and the year ended December 31, 2004, the Company did not make any contributions to the defined contribution savings plan. Under the Plan, the defined contribution savings plan was terminated and assets distributed to the participants.

NOTE 8. INCOME TAXES

      As of December 31, 2005, the Company had approximately $39 million of net operating loss (NOL) carryforwards to reduce future Federal income taxes, expiring in various years ranging from 2019 to 2025. During both 2000 and in January 2005, the Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's to approximately $171,000.

      As of December 31, 2005, realization of the Company's net deferred tax asset of approximately $15,072,000 related to the NOL carryforwards was not considered more likely than not and, accordingly, a valuation allowance of $15,072,000 has been provided. During the year ended December 31, 2005, the valuation allowance increased by $72,000.

      As of December 31, 2005, the components of the net deferred tax asset consisted of the following:

Deferred tax assets:

    Net operating loss carryforwards                     $ 15,072,000

    Valuation allowance                                   (15,072,000)
                                                         ------------
                                                                 None
                                                         ============

      The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

                                           YEAR ENDED DECEMBER 31,

                                              2005         2004
                                           ---------    ---------

Federal income tax, at statutory rate      $ (58,000)   $(200,000)

State income tax, net of federal benefit     (14,000)     (40,000)

Other                                                    (360,000)

Underaccrual of prior years state taxes                    42,000

Change in valuation allowance                 72,000      600,000
                                           ---------    ---------
Income taxes, as recorded                       None    $  42,000
                                           =========    =========

NOTE 9. SUBSEQUENT EVENT

      On March 20, 2006, the Company entered into an agreement with an affiliated company to borrow up to $100,000 (Loan), until a Next Financing (as defined below) occurs. Loan under the agreement bears interest at 10%, per annum, and principal and accrued interest thereon shall be due upon the Next Financing, of a sale of securities (other than a sale of shares of the Company's common stock, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to third parties with proceeds to the Company of not less than $200,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

      As previously disclosed, on October 27, 2004, we filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 17, 2004, we filed an Amended Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Southern District of New York on January 26, 2005. Prior to filing for bankruptcy, Miller, Ellin & Company, LLP ("Miller") served as our independent registered public accounting firm. Miller has not audited any financial statements of the Company for any date or period subsequent to the year ended December 31, 2003.

      On February 8, 2005, Miller resigned as our independent registered public accounting firm based exclusively on the affiliation Miller has with Robert Ellin (who became Chairman, Chief Executive Officer and President pursuant to the Amended Plan of Reorganization) by virtue of the fact that Mr. Ellin's father is a senior partner at Miller. Accordingly, Miller could no longer be considered independent. Miller's report with respect to the financial statements for the fiscal year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified with respect to uncertainty, audit scope, or accounting principles, except that the report contained an explanatory paragraph concerning matters that raised substantial doubt about our ability to continue as a going concern.

      During the fiscal years ended December 31, 2003 and 2004 and the subsequent interim period through the date of Miller's resignation, there were no disagreements with Miller on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Miller's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements.

      On April 1, 2005 we engaged Most & Company, LLP ("Most") as our independent registered public accounting firm. The decision to retain Most as our independent registered public accounting firm was made by our Board of Directors. We engaged Most to audit our financial statements for the fiscal year ended December 31, 2004. During the years ended December 31, 2004 and December 31, 2003 and through April 1, 2005, neither we nor anyone on our behalf has consulted with Most regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2005, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

      In connection with the Reorganization, on February 8, 2005, Robert S. Ellin became Chairman of our Board of Directors, our Chief Executive Officer, and President, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director.

ROBERT S. ELLIN, AGE 40. Mr. Ellin is a Managing Member of Trinad, a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin is also a director of ProLink Holdings Corp. ("ProLink") and a director and officer of U.S. Wireless Data, Inc. ("USWD") and Command Security Corporation ("Command"). Prior to joining Trinad, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

JAY A. WOLF, AGE 33. Mr. Wolf is a Managing Director of Trinad, a hedge fund dedicated to investing in micro-cap public companies. Mr. Wolf is also a director of ProLink and a director and officer of Shells Seafood Restaurants, Inc., Starvox Communications, Inc and USWD. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Prior to joining Trinad, Mr. Wolf served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company's acquisition program. Prior to that he worked at Canadian Corporate Funding, Ltd., a Toronto based merchant bank, in the Senior Debt Department, and subsequently for Trillium Growth Capital, the firm's venture capital fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities ("ten percent stockholders") to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005, by the (i) named executive officers (our former executive officers and directors), (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from December 31, 2005, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of December 31, 2005, there were a total of 4,000,000 shares of common stock outstanding.

      Except as otherwise indicated, the address of each of the following persons is c/o Mediavest, Inc., 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067:

CERTAIN HOLDERS OF COMMON STOCK

--------------------------------------------------------------------------------
                                                 BENEFICIALLY OWNED AS OF
                                                  NOVEMBER 28, 2005 (1)
--------------------------------------------------------------------------------
NAME AND ADDRESS                           NUMBER OF SHARES    PERCENT OF CLASS
OF OWNER
--------------------------------------------------------------------------------
Trinad Capital, L.P.                             3,720,000(2)        93%
--------------------------------------------------------------------------------
Current directors or officers:
--------------------------------------------------------------------------------
     Robert S. Ellin                                 -- (2)           *
--------------------------------------------------------------------------------
     Jay A. Wolf                                     -- (2)           *
--------------------------------------------------------------------------------
     Barry I. Regenstein                             -- (2)           *
--------------------------------------------------------------------------------
Former directors and officers:
--------------------------------------------------------------------------------
     Richard S. Cohan
     c/o Enable Corporation
     665 Broadway
     New York, NY 11003                                 --            *
--------------------------------------------------------------------------------
     Robert Bacchi
     c/o Enable Corporation
     665 Broadway
     New York, NY 11003                              1,754            *
--------------------------------------------------------------------------------
All current directors and named executive        3,720,000(2)        93%
officers as a group (three persons)
--------------------------------------------------------------------------------

----------
*     Represents less than 1% of outstanding shares.

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of December 31, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

There were no funds available to pay any of the liquidation preference of the preferred stock, which shares were cancelled in exchange for 3.5% of the new common stock of the company, as part of the Plan.

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

ITEM 13. EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
2.1         Amended Disclosure Statement filed with the United States Bankruptcy
            Court for the Southern District of New York(1)

2.2         Amended  Plan  of  Reorganization   filed  with  the  United  States
            Bankruptcy Court for the Southern District of New York(1)

2.3 Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York(1)

3.1         Restated Certificate of Incorporation(1)

3.2         Certificate of Amendment to the Certificate of Incorporation(1)

3.3         Restated Bylaws(1)

10.1 Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. (2)

16.         Letter from Miller, Ellin & Company, LLP, dated June 24, 2005(1)

31.1        Certification of Chief Executive Officer *

31.2        Certification of Chief Financial Officer *

32.1        Certification  of  Principal  Executive  Officer  pursuant to U.S.C.
            Section 1350 *

32.2        Certification  of  Principal  Financial  Officer  pursuant to U.S.C.
            Section 1350 *

----------
*     Filed herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB dated December 31, 2004, and filed with the SEC on December 2, 2005.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 21, 2006, and filed with the SEC on March 23, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents fees for professional audit services rendered by Most & Company, LLP for the audit of our annual financial statements and fees for other services for the years ended December 31, 2005 and 2004:

                            2005      2004
                          -------   -------
Audit fees: (1)           $24,000   $40,000

Audit related fees: (2)      None      None

Tax fees: (3)                None      None

All other fees: (4)          None      None
                          -------   -------
Total                     $24,000   $40,000

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

      1. AUDIT services include audit work performed for the audit and review of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

      Our Board of Directors pre-approved the retention of Most & Company, LLP for all audit services during fiscal 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDIAVEST, INC.

Dated: April 17,2006
                                                 By: /s/ Robert S. Ellin
                                                     ---------------------------
                                                     Robert S. Ellin
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                     and President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURES                                TITLE                        DATE
--------------------   --------------------------------------     --------------


/s/ Robert S. Ellin    Chairman of the Board, Chief Executive     April 17, 2006
--------------------   Officer, President and Director
Robert S. Ellin


/s/ Jay A. Wolf        Director, Chief Financial Officer,         April 17, 2006
--------------------   Chief Operating Officer, Secretary
Jay A. Wolf            and Director


/s/ Barry Regenstein   Director                                   April 17, 2006
--------------------
Barry Regenstein