Form 10QSB
period 2006-03-31
Mediavest, Inc.
filed 2006-05-15
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

      |X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  -------------

                         Commission File Number 0-22848

                                 Mediavest, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   New Jersey
--------------------------------------------------------------------------------
                            (State of incorporation)

                                  -------------

                                   22-2267658
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

                      2121 Avenue of the Stars, Suite 1650
                              Los Angeles, CA 90067
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (310) 601-2500
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

                                  -------------

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

Yes |X| No |_|

As of May 9, 2006, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                                      MEDIAVEST, INC.

                                                     TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheet                                                         3

        Statements of Operations                                              4

        Statements of Cash Flows                                              5

        Notes to Financial Statements                                       6-7

ITEM 2. Management's Plan of Operations                                    8-10

ITEM 3. Controls and Procedures                                              10

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    10

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds           10
ITEM 3. Defaults Upon Senior Securities                                      10
ITEM 4. Submission of Matters to a Vote of Security Holders                  11
ITEM 5. Other Information                                                    11
ITEM 6. Exhibits                                                             11

SIGNATURES                                                                   12

Part I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

ASSETS
Current assets:
   Cash                                                               $   9,757
                                                                      ---------

                    Total assets                                      $   9,757
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accrued expenses                                                   $  46,482
   Note payable                                                          50,000
                                                                      ---------

                    Total liabilities                                    96,482
                                                                      ---------

Stockholders' deficit:
   Preferred stock, 1,000,000 shares authorized at $.0001 par value, no shares issued or outstanding
   Common stock, 19,000,000 shares authorized at $.0001 par value,
       4,000,000 shares issued and outstanding                              400

   Additional paid-in capital                                            99,600
   Accumulated deficit                                                 (186,725)
                                                                      ---------

                    Total stockholders' deficit                         (86,725)
                                                                      ---------

                    Total liabilities and stockholders' deficit       $   9,757
                                                                      =========

                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Successor Company           Predecessor Company
                                                        ---------------------------------    -------------------
                                                        January 1, to      January 27, to       January 1, to
                                                        March 31, 2006     March 31, 2005     January 26, 2005
                                                        --------------     --------------     ----------------
Revenues

Continuing operations
      General and administrative expenses                 $  (15,667)         $  (23,862)
                                                          ----------          ----------          ----------

Discontinued operations
       Loss on discontinued operations                                                            $  (27,101)
                                                          ----------          ----------          ----------

Net Loss                                                  $  (15,667)         $  (23,862)         $  (27,101)
                                                          ==========          ==========          ==========

Basic net loss per common share

 Loss from continuing operations                          $       **          $    (0.01)                  *
 Loss from discontinued operations                                                                         *
                                                          ----------          ----------          ----------

 Net loss per common share                                $       **          $    (0.01)                  *
                                                          ==========          ==========          ==========

Weighted average common shares
 outstanding                                               4,000,000           4,000,000                   *
                                                          ==========          ==========          ==========

                       See notes to financial statements.

**  Less than $0.01, per share
*   Not presented

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Successor                    Predecessor
                                                                                    Company                       Company
                                                                         -----------------------------           ---------
                                                                         January 1,          January 27,         January 1,
                                                                              to                 to                 to
                                                                          March 31,           March 31,         January 26,
                                                                            2006                2005                2005
                                                                         ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                                      $ (15,667)          $ (23,862)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Changes in assets and liabilities:
              Accrued expenses                                             (27,942)              9,100
                                                                         ---------           ---------

             Net cash used in continuing operating activities              (43,609)            (14,762)
             Net cash used in discontinued operating activities                                                  $(386,000)
                                                                         ---------           ---------           ---------

             Net cash used in operating activities                         (43,609)            (14,762)           (386,000)
                                                                         ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                                  50,000
Cash from reorganization                                                                       100,000
                                                                         ---------           ---------

            Net cash provided by financing activities                       50,000             100,000
                                                                         ---------           ---------

            Net increase (decrease)  in cash                                 6,391              85,238            (386,000)

Cash, beginning of period                                                    3,366                                 386,000
                                                                         ---------           ---------           ---------

Cash, end of period                                                      $   9,757           $  85,238           $
                                                                         =========           =========           =========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006. Interim results are not necessarily indicative of the results for a full year.

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

3. NOTE PAYABLE

      On March 20, 2006, the Company entered into an agreement with an affiliated company to borrow up to $100,000 (Loan), until a Next Financing (as defined below). Borrowings under the Loan bear interest at 10%, per annum, and principal and accrued interest thereon shall be payable upon the Next Financing, a sale of securities (other than a sale of shares of the Company's common stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to third parties with proceeds to the Company of not less than $200,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission ("SEC") (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating strategy; and (iv) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

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

      As described more fully above, subsequent to the Reorganization, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, we do not currently anticipate conducting any operations.

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

      We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code

      The accompanying financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires that the financial statements for periods subsequent to the Reorganization distinguish transactions and events that are directly associated with the Reorganization from the ongoing operations of the business.

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

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

      (b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

Note Payable

      On March 20, 2006, Trinad Capital Master Fund, Ltd., an affiliate of Trinad, made a loan to us in the principal amount of $50,000. We believe that this loan should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy through the Reorganization, we have no liabilities related to the Reorganization, we do not currently have an operating business and we have extremely limited cash under new management.

ITEM 6. EXHIBITS

Exhibit No. Description of Exhibit

31.1 Section 302 Certification by the Chief Executive Officer
31.2 Section 302 Certification by the Chief Financial Officer
32.1 Section 906 Certifications by the Chief Executive Officer
32.2 Section 906 Certifications by the Chief Financial Officer

SIGNATURES

      In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEDIAVEST, INC.


Dated: May 15, 2006                            By: /s/ Robert Ellin
                                                   -----------------------------
                                                   Robert Ellin
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated:  May 15, 2006                           By: /s/ Jay Wolf
                                                   -----------------------------
                                                   Jay Wolf
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)