Form 10QSB
period 2006-06-30
Mediavest, Inc.
filed 2006-08-14
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------


                                   FORM 10-QSB

                                 ---------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------
                         Commission File Number 0-22848
                                 MEDIAVEST, INC.
                                 ---------------

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
                                   New Jersey
                            (State of incorporation)
                                 ---------------

                                   22-2267658
                        (IRS Employer Identification No.)
                      2121 Avenue of the Stars, Suite 1650
                              Los Angeles, CA 90067
                                 ---------------
          (Address of principal executive offices, including zip code)
                                 (310) 601-2500
              (Registrant's Telephone Number, including area code)

                                 ---------------

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

Yes |X|  No |_|

As of August 11, 2006, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_|      No |X|

                                 MEDIAVEST, INC.

                                TABLE OF CONTENTS
                                                                         PAGE

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheet                                                         3

        Statements of Operations                                              4

        Statements of Cash Flows                                              5

        Notes to Financial Statements                                       6-8


ITEM 2. Management's Plan of Operation                                       11

ITEM 3. Controls and Procedures                                              11

PART II -- OTHER INFORMATION                                                 11

ITEM 1. Legal Proceedings                                                    11
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          11
ITEM 3. Defaults Upon Senior Securities                                      11
ITEM 4. Submission of Matters to a Vote of Security Holders                  11
ITEM 5. Other Information                                                    12
ITEM 6. Exhibits                                                             12

SIGNATURES                                                                   13

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

ASSETS

Current assets:
  Cash                                                                $   8,872
                                                                      ---------

         TOTAL ASSETS                                                 $   8,872
                                                                      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accrued expenses                                                    $  24,842
  Note payable                                                          100,000
                                                                      ---------

         TOTAL LIABILITIES                                              124,842
                                                                      ---------

Stockholders' deficit:
  Preferred stock, 1,000,000 shares authorized at
    $.0001 par value, no shares issued or outstanding
  Common stock, 19,000,000 shares authorized at $.0001 par
    value, 10,000,000 shares issued and outstanding                       1,000
  Additional paid-in capital                                             99,000
  Accumulated deficit                                                  (215,970)
                                                                      ---------

         TOTAL STOCKHOLDERS' DEFICIT                                   (115,970)
                                                                      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   8,872
                                                                      =========


                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    SUCCESSOR COMPANY                   SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                        -----------------------------------   ---------------------------------  -------------------
                                        APRIL 1, TO JUNE   APRIL 1, TO JUNE    JANUARY 1, TO     JANUARY 27, TO      JANUARY 1, TO
                                            30, 2006          30, 2005         JUNE 30, 2006      JUNE 30, 2005    JANUARY 26, 2005
                                        ----------------   ----------------   ----------------   ---------------   ----------------

Continuing operations

  General and administrative expenses   $        (29,245)  $        (12,581)  $       (44,912)  $       (36,443)

Discontinued operations
  Loss on discontinued operations                                                                                  $       (27,101)
                                        ----------------   ----------------   ----------------   ---------------   ---------------

                                        $        (29,245)  $        (12,581)  $        (44,912)  $       (36,443)          (27,101)
Net Loss
                                        ================   ================   ================   ===============   ===============

Basic net loss per common share ***

  Loss from continuing operations                     **                 **                 **                **                 *
  Loss from discontinued operations                    *
                                        ----------------   ----------------   ----------------   ---------------   ---------------

Net loss per share                                    **                 **                 **                **                 *
                                        ================   ================   ================   ===============   ===============

Weighted average common shares
   outstanding ***
                                              10,000,000         10,000,000         10,000,000        10,000,000                 *
                                        ================   ================   ================   ===============   ===============

                       See notes to financial statements.

* Not presented

** Less than $0.01 per share

***Retroactively adjusted to reflect the effect of the stock split (Note 4)

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SUCCESSOR              PREDECESSOR
                                                                    COMPANY                 COMPANY
                                                         -----------------------------------------------
                                                         JANUARY 1, TO    JANUARY 27, TO   JANUARY 1, TO
                                                           JUNE 30,          JUNE 30,       JANUARY 26,
                                                             2006              2005            2005
                                                         -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                      $     (44,912)   $     (36,443)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Changes in assets and liabilities:

      Accrued expenses                                         (49,582)           1,600
                                                         -------------    -------------


    Net cash used in continuing operating activities           (94,494)         (34,843)

    Net cash used in discontinued operating activities              --               --    $    (386,000)
                                                         -------------    -------------    -------------


    Net cash used in operating activities                      (94,494)         (34,843)        (386,000)
                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable                                     100,000
Cash from reorganization                                                        100,000
                                                         -------------    -------------


    Net cash provided by financing activities                  100,000          100,000
                                                         -------------    -------------


    Net increase (decrease) in cash                              5,506           65,157         (386,000)


Cash, beginning of period                                        3,366                           386,000
                                                         -------------    -------------    -------------

Cash, end of period                                      $       8,872    $      65,157    $
                                                         =============    =============    =============

                                           See notes to financial statements.

                                 MEDIAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

         Mediavest, Inc. (Company) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company has remained inactive.

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

Net Loss per Share

         Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Diluted loss per share is not presented, as it is anti-dilutive. The Company's successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods. Per share information has been retroactively adjusted to reflect the effect of the stock split.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

New Accounting Pronouncements

         Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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


4. SUBSEQUENT EVENTS

         On August 3, 2006, the Company:

         Common Stock

         Authorized an increased in their authorized shares of common stock from 19,000,000 to 100,000,000 shares to be effectuated in the future.
         Authorized a 2.5 to 1 stock split of its common stock, to increase its outstanding shares from 4,000,000 to 10,000,000 to be effectuated in the future. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

         Employment Agreement

         Entered an employment agreement with its new president, effective September 1, 2006, at an annual salary of $120,000.

         Warrants

         Granted warrants to purchase 150,000 and 50,000 shares of the Company's common stock to its president and a director, respectively. Each warrant is exercisable at $2.50, per share and expires August 1, 2008.

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

         Subsequent to January 26, 2005, the Company has remained inactive and is currently considered a "shell" company with no operations and controlled by Trinad Capital, L.P. ("Trinad"), our majority shareholder.

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

         On March 20, 2006, Trinad Capital Master Fund, Ltd., an affiliate of Trinad, made a loan to us in the principal amount of $100,000. We believe that this loan should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy through the Reorganization, we have no liabilities related to the Chapter 11 Proceedings, we do not currently have an operating business and we have extremely limited cash under new management.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

NOTE PAYABLE

         On March 20, 2006, the Company entered into an agreement with an affiliated company to borrow up to $100,000 (Loan), until a Next Financing (as defined below). Borrowings under the Loan bear interest at 10% per annum, and principal and accrued interest thereon shall be payable upon the Next Financing, which is defined as a sale of securities (other than a sale of shares of the Company's common stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to third parties with proceeds to the Company of not less than $200,000.

ITEM 6. EXHIBITS

EXHIBIT NO. DESCRIPTION OF EXHIBIT

 31.1    Section 302 Certifications by the Chief Executive Officer
 31.2    Section 302 Certifications by the Chief Financial Officer
 32.1    Section 906 Certifications by the Chief Executive Officer
 32.2    Section 906 Certifications by the Chief Financial Officer


SIGNATURES

         In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDIAVEST, INC.





Dated: August 14, 2006                  By: /s/ Robert Ellin
                                            ------------------------
                                            Robert Ellin
                                            Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  August 14, 2006                 /s/ Jay Wolf
                                            ------------------------
                                            Jay Wolf
                                            Chief Operating Officer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)