Form 10QSB/A
period 2006-06-30
Mediavest, Inc.
filed 2006-08-25
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                               -----------------


                                  FORM 10-QSB/A

                               -----------------


      |X|  QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------


                         Commission File Number 0-22848
                                 MEDIAVEST, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
                                   New Jersey
                            (State of incorporation)

                               -----------------


                                   22-2267658
                        (IRS Employer Identification No.)
                      2121 Avenue of the Stars, Suite 1650
                              Los Angeles, CA 90067

                                -----------------

          (Address of principal executive offices, including zip code)
                                 (310) 601-2500
              (Registrant's Telephone Number, including area code)

                               -----------------


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

Yes |X|  No |_|

As of August 25, 2006, there were outstanding 4,000,000 shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_|   No |X|

                                EXPLANATORY NOTE:

This amendment to the Company's Form 10-QSB originally filed on August 14, 2006 for the quarter ended June 30, 2006 includes exhibits 31.1, 31.2 and 32.1 which were inadvertently omitted from the original filing.

ITEM 6. EXHIBITS

EXHIBIT NO. DESCRIPTION OF EXHIBIT
 31.1  Section 302 Certification by the Chief Executive Officer
 31.2  Section 302 Certification by the Chief Financial Officer
 32.1 Section 906 Certifications by the Chief Executive and Chief Financial Officers

                                   SIGNATURES

         In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDIAVEST, INC.


Dated: August 25, 2006           By: /s/ Robert Ellin
                                     -------------------------
                                     Robert Ellin
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Dated:  August 25, 2006          By: /s/ Jay Wolf
                                     -------------------------
                                     Jay Wolf
                                     Chief Operating Officer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)