Form 10QSB
period 2006-09-30
Mediavest, Inc.
filed 2006-11-20
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              --------------------


                                   FORM 10-QSB
                                 ---------------


    |X| QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes |X|  No |_|

As of November 17, 2006, there were 12,800,000 outstanding shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_|   No |X|

                                 MEDIAVEST, INC.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Balance Sheet                                                          3

        Statements of Operations                                               4

        Statements of Cash Flows                                               5

        Notes to Financial Statements                                        6-8

ITEM 2. Management's Plan of Operation                                        10

ITEM 3. Controls and Procedures                                               12

PART II -- OTHER INFORMATION                                                  12

ITEM 1. Legal Proceedings                                                     12

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

ITEM 3. Defaults Upon Senior Securities                                       12

ITEM 4. Submission of Matters to a Vote of Security Holders                   12

ITEM 5. Other Information                                                     13

ITEM 6. Exhibits                                                              13

SIGNATURES                                                                    14

PART I -- FINANCIAL INFORMATION


ITEM 1. Financial Statements


                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

ASSETS
Current assets:
     Cash                                                           $ 2,756,371
                                                                    -----------

               Total assets                                         $ 2,756,371
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expense                             $    83,618
   Note payable                                                         100,000
                                                                    -----------
               Total liabilities
                                                                        183,618
                                                                    -----------

Stockholders' equity:
   Preferred stock, 1,000,000 shares
      authorized at $.0001 par value,
      no shares issued or outstanding                                        --
   Common stock, 100,000,000 shares
      authorized at $.0001 par value,
      12,800,000 shares issued and
      outstanding                                                         1,280
   Additional paid-in capital                                         3,009,800
   Accumulated deficit                                                 (438,327)
                                                                    -----------
               Total stockholders' equity                             2,572,753
                                                                    -----------
               Total liabilities and stockholders' equity           $ 2,756,371
                                                                    ===========



                       See notes to financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Predecessor
                                                   Successor Company                 Successor Company              Company
                                              ----------------------------    --------------------------------    ------------
                                              July 1, to       July 1, to    January 1, to    January 27, to     January 1, to
                                             September 30,   September 30,   September 30,     September 30,      January 26,
                                                 2006             2005            2006              2005              2005
                                             ------------      ----------     ------------      ------------      ------------
Continuing operations
   General and administrative expenses       $   (222,357)     $  (47,831)    $   (267,269)     $    (84,274)
                                             ------------      ----------     ------------      ------------      ------------
Discontinued operations
   Loss on discontinued operations                                                                                $    (27,101)
                                             ------------      ----------     ------------      ------------      ------------

Net Loss                                     $   (222,357)     $  (47,831)    $   (267,269)     $    (84,274)     $    (27,101)
                                             ============      ==========     ============      ============      ============

Basic and diluted net loss per common
  share ***

   Loss from continuing operations           $      (0.02)         **         $      (0.03)     $      (0.01)
   Loss from discontinued operations                                                                                    *
                                             ------------      ----------     ------------      ------------      ------------

   Net loss per share                        $      (0.02)         **         $      (0.03)     $      (0.01)           *
                                             ============      ==========     ============      ============      ============

Basic and diluted weighted average
   common shares outstanding ***               10,547,826      10,000,000       10,184,615        10,000,000            *
                                             ============      ==========     ============      ============      ============



                       See notes to financial statements.


* Not presented

** Less than $0.01 per share

***   Retroactively adjusted to reflect the effect of the stock split (Note 3)

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Successor                    Predecessor
                                                                       Company                       Company
                                                         ----------------------------------      ---------------
                                                         January 1, to       January 27, to       January 1, to
                                                         September 30,        September 30,        January 26,
                                                             2006                 2005                 2005
                                                         ------------        --------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                      $  (267,269)         $   (84,274)
Adjustments to reconcile net loss to net cash
  used in operating activities:

      Stock - based compensation                             111,080
  Changes in assets and liabilities:
      Accounts payable and accrued expenses                    9,194                6,869
                                                         -----------          -----------

Net cash used in continuing operating activities            (146,995)             (77,405)

Net cash used in discontinued operating activities                                                 $  (386,000)
                                                         -----------          -----------          -----------

Net cash used in operating activities                       (146,995)             (77,405)            (386,000)
                                                         -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable                                 100,000
  Proceeds from sales of units                             2,800,000
  Cash from reorganization                                                        100,000
                                                         -----------          -----------

Net cash provided by financing activities                  2,900,000              100,000
                                                         -----------          -----------

Net increase (decrease) in cash                            2,753,005               22,595             (386,000)

Cash, beginning of period                                      3,366                                   386,000
                                                         -----------          -----------          -----------

Cash, end of period                                      $ 2,756,371          $    22,595          $
                                                         ===========          ===========          ===========



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

Stock-Based Compensation

      The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of the grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is deferred and amortized over the requisite service period. The warrants issued were valued using the Black-Scholes Option-Pricing Model assuming an interest rate of 4.98% and volatility of 105.67%.

Net Loss per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Dilution results from options. The Company's successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods. Per share information has been retroactively adjusted to reflect the effect of the stock split.

Reclassifications

      Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.   STOCKHOLDERS' EQUITY

      On August 3, 2006, the Company authorized an increase in their authorized shares of common stock from 19,000,000 to 100,000,000 shares.

      On August 3, 2006, the Company authorized a 2.5 to 1 stock split of its common stock, to increase its outstanding shares from 4,000,000 to 10,000,000. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

      During September 2006, the Company sold 2,800,000 units consisting of (i) one share of common stock, $0.0001 par value per share, of the Company (the "Common Stock") and (ii) one warrant (the "Warrant"), Each warrant is exercisable to purchase one share of common stock at $2.00 per share through September 14, 2008. Each unit was sold for a purchase price of $1.00 for a total of $2,800,000.

4.   RELATED PARTY TRANSACTION

      On September 14, 2006, the Company entered into a Management Agreement (Agreement) with Trinad Management, LLC (Trinad), an affiliate of Trinad Capital LP, one of the Company's principal shareholders, for five years. Pursuant to the terms of the Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000, per quarter, plus reimbursements of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates, it shall pay to Trinad a termination fee of $1,000,000.

5.   SUBSEQUENT EVENTS

      In October 2006, the Company:

      - Amended their Certificate of Incorporation to designate Series A Preferred Stock, par value $ .0001 per share. Series A preferred holders may convert, at their discretion, all or any of their of the Series A shares into the number of shares of common stock equal to the number calculated by dividing the original purchase price of such series A Preferred, plus the amount of any accumulated but unpaid dividends as of the conversion date, by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date.

      - Entered into subscription agreements for an aggregate of 3,400,000 units, each consisting of one share of common stock and one warrant, for an aggregate purchase price of $3,400,000. Each warrant is exercisable to purchase one share of common stock at $2.00, per share.

      - Sold 100,000 shares of Series A to Trinad Management, LLC for $100,000.

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

      On October 27, 2004 and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Reorganization). The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company's preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.

      As a result of the Reorganization, the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

MANAGEMENT'S PLAN OF OPERATIONS

      Trinad, a hedge fund dedicated to investing in micro-cap companies, is raising additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

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

MANAGEMENT CHANGES

      In August, 2006, the Company increased the size of the Board of Directors to four members and appointed David Chazen as a director and President of the Company. The Company has agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month beginning September 1, 2006. For agreeing to serve as a member of the Company's Board of Directors, Mr. Chazen was also granted a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $2.50, which warrant expires on August 1, 2008. In addition, Mr. Barry Regenstein, a member of the Company's Board of Directors, was granted, for his services as a member of the Company's Board of Directors, a warrant to purchase 50,000 shares of the Company's common stock, at an exercise price of $2.50, which warrant expires on August 1, 2008. The Company recognized $111,080 of stock-based compensation expense related to the issuance of the warrants.

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

STOCK-BASED COMPENSATION

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values

      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Statement of Operations.


FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE

      The accompanying financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires that the financial statements for periods subsequent to the filing of a petition for protection under Chapter 11 of the United States Bankruptcy Code distinguish transactions and events that are directly associated with the Reorganization from the ongoing operations of the business.

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


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There have been no recent sales of unregistered equity securities during the period for which this report is presented or any such issuances have been previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      September 11, 2006, we provided a notice to our shareholders informing them that the Company's Restated Certificate of Incorporation, as amended, had been amended on August 17, 2006, to increase our authorized common stock, par value $.0001 per share, from 19,000,000 shares to 100,000,000 shares (the "Share Increase"). The share increase was approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock entitled to vote on such matter.

ITEM 5. OTHER INFORMATION

MANAGEMENT AGREEMENT

      On September 14, 2006, the Company entered into a Management Agreement (the "Management Agreement") with Trinad Management, LLC ("Trinad"), an affiliate of Trinad Capital LP which is one of our principal shareholders.
Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

ITEM 6.    CHANGES IN SECURITIES

      During September, the Company sold two million eight hundred units consisting of one share of common stock and one warrant at a price of $1 per unit for gross proceeds of $2,800,000. The warrants have an exercise price of $2 per share.


ITEM 6. EXHIBITS


EXHIBIT NO. DESCRIPTION OF EXHIBIT

31.1    Section 302 Certifications by the Chief Executive Officer
31.2    Section 302 Certifications by the Chief Financial Officer
32.1    Section 906 Certifications by the Chief Executive and Financial Officers

SIGNATURES

      In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDIAVEST, INC.





Dated: November 20, 2006             By: /s/ Robert Ellin
                                         ------------------------
                                         Robert Ellin
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Dated:  November 20, 2006                /s/ Jay Wolf
                                         ------------------------
                                         Jay Wolf
                                         Chief Operating Officer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)