Form 10KSB
period 2006-12-31
Mediavest, Inc.
filed 2007-04-17
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 0-10039

Mediavest, Inc.

(Name of Small Business Issuer in its Charter)
New Jersey	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550. Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 601-2500
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001 Per Share
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒     No  ☐

The Issuer’s revenues for the fiscal year ended December 31, 2006 were $0. The aggregate market value of the Issuer’s voting common equity held by non-affiliates of the Issuer as of April 16, 2007 was $16,346,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ☐  No ☒

As of April 16, 2007, the Issuer had 16,730,000 shares of its $.0001 par value per share of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

Mediavest, Inc.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Mediavest, Inc. was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, we merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed our name to eB2B Commerce, Inc. On April 13, 2005, we changed our name to Mediavest, Inc. Through January 26, 2005, we and our subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

We are currently a “shell” company with no operations and controlled by Trinad Capital Master Fund, L.P., or Trinad, our controlling stockholder.

On October 27, 2004, and as amended on December 17, 2004, we filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or the Plan of Reorganization. The Plan of Reorganization, as confirmed on January 26, 2005, provided for: (1) our net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by us to fund the expenses of remaining public; (4) 3.5% of the new common stock of the company (140,000 shares) were to be issued to the holders of record of our preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the company (140,000 shares) were to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of the company (3,720,000 shares) were to be issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash.

As a result of this reorganization; the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2006, we were utilizing the office space of the sponsor of our Plan of Reorganization, Trinad Capital, L.P., at no cost to us until an acquisition is consummated or a business is established. In March 2007, we entered into a month-to-month lease for office space with Trinad Management, LLC for rent in the amount of $8,500, per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Upon confirmation of our plan for reorganization filed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, the holders of record of our common and preferred stock as of January 26, 2005 were entitled to receive an aggregate of 7% of our common stock, with 3.5% going to each class of capital stock. The remaining 93% was issued to Trinad Capital, L.P. Such distribution of the new common stock was completed in August 2005.

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

The following table reflects the high and low closing quotations of our common stock for the year ended December 31, 2006. There has been no trading of our common stock during the year ended December 31, 2005.

Fiscal 2006	High		Low

First quarter	N/A		N/A
Second quarter	$5.75		$0.40
Third quarter	$2.05		$1.25
Fourth quarter	$2.05	.	$2.00

There has never been a public trading market for any of our securities other than our common stock.

There have been no recent sales of unregistered equity securities during the period for which this report is presented or any such issuances have been previously reported on a Current Report on Form 8-K.

Holders

As of April 16, 2007 there were 548 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the terms of our Plan of Reorganization, all of the outstanding securities authorized for issuance under equity compensation plans were cancelled. Accordingly, a description of such securities as of December 31, 2006 would not be useful in determining whether to make an investment in our stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, "Management’s Plan of Operations,” references to "we," "us," "our," and "ours" refer to Mediavest, Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Management’s Plan Of Operation

We have raised additional capital with a view to making ourselves an attractive vehicle with which to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad Capital Master Fund, Ltd., or Trinad, has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

As described more fully above, subsequent to the Reorganization, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing and attempting to locate such a candidate, we do not currently anticipate conducting any operations.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified an acquisition target at this time.

Stock Sales and Liquidity

On August 3, 2006, we increased our authorized shares of common stock from 19,000,000 to 100,000,000 and authorized and effectuated a 2.5 to 1 stock split of our common stock to increase our outstanding shares from 4,000,000 to 10,000,000. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On September 14, 2006, we sold 2,800,000 units, on October 12, 2006, we sold 3,400,000 units, and on December 26, 2006, we sold 530,000 units. Each unit sold consists of one share of common stock and one warrant to purchase one share of common stock, and the sales price of each unit was $1.00 per unit. We realized net proceeds of 6,057,000 after the costs of the offering. The warrants have an exercise price of $2.00 per share and expire as follows: 2,800,000 warrants expire in September 2008; 3,400,000 warrants expire in October 2008; and 530,000 warrants expire in December 2008.

On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC. Pursuant to the terms of the Agreement, Trinad Management, LLC purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $ 0.0001 per share, for an aggregate purchase price of $100,000. Series A Preferred holders are entitled to convert, at their option, all or any shares of the Series A Preferred into the number of fully paid and nonassessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred, plus the amount of any accumulated but unpaid dividends as of the conversion date by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

As of December 31, 2006, we had approximately $5,700,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs beyond the next fiscal year.

Loan Payable

On March 20, 2006, we entered into an agreement with Trinad Capital Master Fund, Ltd. and borrowed the principal amount of $100,000 at the rate of 10% per annum. The loan was fully paid during the year ended December 31, 2006.

Management Agreement

On September 14, 2006, we entered into a Management Agreement with Trinad Management, LLC, an affiliate of Trinad Capital Master Fund, Ltd., or Trinad, one of our principal shareholders, for five years. Pursuant to the terms of this agreement, Trinad Management, LLC will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the company. We have agreed to pay Trinad Management, LLC a management fee of $90,000 per quarter, plus reimbursements of all expenses reasonably incurred by Trinad Management, LLC in connection with the provision of management services. The agreement is for a five-year term, and either party may terminate with prior written notice at any time. However, in the event the company terminates, we shall pay to Trinad Management, LLC a termination fee of $1,000,000.

Management Changes

In August, 2006, we increased the size of our Board of Directors to four members and appointed David Chazen as a director and President of the company. The company compensated Mr. Chazen for his services as President at a rate of $10,000 per month from September 1, 2006 through January 31, 2007, when Mr. Chazen became a partner in Trinad Advisors II, an affiliate of Trinad. In addition, for agreeing to serve as a member of the company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the company’s common stock having an exercise price of $2.50, which warrant expires on August 1, 2008. In addition, Mr. Barry Regenstein, a member of the company’s Board of Directors, was granted, for his services as a member of our Board of Directors, a warrant to purchase 50,000 shares of the company’s common stock, having an exercise price of $2.50, which warrant expires on August 1, 2008. We recognized $111,080 of stock-based compensation expense related to the issuance of these warrants.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Income Taxes

The company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions, effective for the company starting January 1, 2008. The company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management’s Plan of Operation,” and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB. References to "Trinad" are to Trinad Capital Master Fund, Ltd., unless otherwise noted.

We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

Trinad has not identified acquisition candidates at this juncture. There can be no assurance that Trinad will be successful in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

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

We are currently a “shell” company with no operations. We are controlled by Trinad, our majority stockholder, and our officers and directors are affiliated with Trinad. Trinad Management, LLC, an affiliate of Trinad, currently provides us with certain services and we hire independent contractors or consultants for certain other services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

We are controlled by one stockholder.

Trinad currently owns approximately 56% of our common stock and controls our Board of Directors. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

The trading of our common stock is limited and sporadic.

Our common stock has been traded on the “pink sheets” under the symbol “MVSI.” The trading volume of our common stock is limited and sporadic, and with only limited and minimal interest by market makers. The holders of record of our common and preferred stock as of January 26, 2005, received an aggregate of 7% of the new common stock with the remaining 93% balance going to Trinad. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

“Penny stock” rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ SmallCap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

ITEM 7. FINANCIAL STATEMENTS

Mediavest, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mediavest, Inc.

We have audited the accompanying balance sheet of Mediavest, Inc, as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediavest, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Most & Company, LLP
Most & Company, LLP

New York, New York
March 26, 2007

MEDIAVEST, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash	$5,742,233

Total assets	$5,742,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$98,697

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized
Series A Convertible Preferred stock, 100,000 shares authorized at $.0001, par value,
100,000 shares issued and outstanding	100,000
Common stock, 100,000,000 shares authorized at $.0001, par value,
16,730,000 shares issued and outstanding	1,673
Additional paid-in capital	6,308,907
Accumulated deficit	(767,044)

Total stockholders' equity	5,643,536

Total liabilities and stockholders' equity	$5,742,233

See notes to financial statements.

MEDIAVEST, INC.
STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Company		Company
	Year Ended December 31, 2006	January 27, to December 31, 2005	January 1, to January 26, 2005

Continuing operations
General and administrative expenses	$(553,486)	$(171,058)

Discontinued operations
Loss on discontinued operations			(27,101)

Net Loss	(553,486)	(171,058)	(27,101)

Preferred Stock Dividends	(42,500)

Net Loss Attributable to Common Shareholders	$(595,986)	$(171,058)	$(27,101)

Basic and dilutive net loss per common share

Loss from continuing operations	$(0.05)	$(0.02)	*
Loss from discontinued operations			*

Net loss per share	$(0.05)	$(0.02)	*

Weighted average common shares outstanding,
basic and diluted	11,599,397	10,000,000	*

See notes to financial statements.

* Not presented

MEDIAVEST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount

Predecessor Company
Balance at December 31, 2004	7	$-	1,736,568	$-	524,506	$-
Net loss	-	-	-	-	-	-

Balance at January 26, 2005,
immediately before cancellation
and transfer to Liquidation Trust
for Reorganization	7	$-	1,736,568	$-	524,506	$-

	Preferred Stock				Additional
	Series A (New)		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Predecessor Company
Balance at December 31, 2004			7,964,170	$-	$157,322,081	$(161,886,481)	$(4,564,400)
Net loss			-	-	-	(27,101)	(27,101)

Balance at January 26, 2005,
immediately before cancellation
and transfer to Liquidation Trust
for Reorganization			7,964,170	$-	$157,322,081	$(161,913,582)	$(4,591,501)

Successor Company
Capital contribution
at Reorganization			10,000,000	$1,000	$99,000	$-	$100,000
Net Loss			-	-	-	(171,058)	(171,058)

Balance at December 31, 2005			10,000,000	1,000	99,000	(171,058)	(71,058)

Stock based compensation			-	-	111,080	-	111,080
Common stock issued pursuant to
stock purchase agreements			6,730,000	673	6,056,327		6,057,000
Preferred stock issued pursuant to
stock purchase agreements	100,000	$100,000					100,000
Preferred stock dividend	-	-	-	-	42,500	(42,500)	-
Net Loss	-	-	-	-		(553,486)	(553,486)
Balance at December 31, 2006	100,000	$100,000	6,730,000	$1,673	$6,308,907	$(767,044)	$5,643,536

See notes to financial statements.

MEDIAVEST, INC.
STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Company		Company
	Year Ended December 31, 2006	January 27, to December 31, 2005	January 1, to January 26, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(553,486)	$(171,058)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock-based compensation	111,080
Changes in assets and liabilities:
Accounts payable and accrued expenses	24,273	74,424

Net cash used in continuing operating activities	(418,133)	(96,634)
Net cash used in discontinued operations			$(386,000)

Net cash used in operating activities	(418,133)	(96,634)	(386,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	100,000
Proceeds from sale of units (net of $673,000 in expenses)	6,057,000
Cash from reorganization		100,000

Net cash provided by financing activities	6,157,000	100,000

Net increase (decrease) in cash	5,738,867	3,366	(386,000)

Cash, beginning of period	3,366	NONE	386,000

Cash, end of period	$5,742,233	$3,366	NONE

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed preferred dividend	$42,500

See notes to financial statements.

MEDIAVEST, INC.,
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTE 2. REORGANIZATION

On October 27, 2004 and as amended on December 17, 2004, the Company filed a plan (Plan) for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan, as confirmed on January 26, 2005, provided for: (1) the net operating assets and liabilities to be transferred to the holders of the secured notes of $3,738,000 in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company’s preferred stock (2,261,081 shares) in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) to be issued to the holders of record of the Company’s common stock (7,964,170) as of January 26, 2005 in exchange for all of the outstanding; and (6) 93% of the new common stock of the Company (3,720,000 shares) to be issued to the plan sponsor in exchange for $500,000 in cash.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include all the accounts of the Company presented in accordance with generally accepted accounting principles in the United States.

Fresh Start Reporting

The Company has accounted for the reorganization using fresh start reporting. Accordingly, the Company’s accumulated deficit has been eliminated and all assets and liabilities are reflected at their fair value at the time of the reorganization. Upon reorganization the Company had no liabilities and its only asset was the aforementioned cash of $100,000. Although not required under fresh start accounting, prior period results of operations have been presented. In accordance with fresh start reporting, results of operations and cash flows for prior periods are designated “Predecessor” and for the current period as “Successor”.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued expenses, approximate their fair values because of their relatively short maturities.

Concentration of Credit Risk

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, resulting from warrants. The Company’s successor operations are neither representative nor comparable to that of the Company's predecessor operations and, accordingly, loss per share is not presented for predecessor periods. Per share information has been retroactively adjusted to reflect the stock split.

Stock-based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on the estimated fair values on the date of the grant. Warrants are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

Stock based compensation costs with future services period are recorded as deferred compensation and amortized over the service period.

Preferred Stock

The Company applies the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

The Company’s preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company’s control as of December 31, 2006. Accordingly all issuances of preferred shares are presented as a component of stockholders equity.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4.  PREFERRED STOCK

Under the Plan, the holders of record of all of the Predecessor’s preferred stock received 3.5% of the shares of the Successor’s common stock, 140,000 shares.

In April 2005, the Company decreased its authorized preferred shares to 1,000,000, $0.0001 par value.

On October 3, 2006, the Company designated a Series A Preferred Stock, par value $.0001, per share (Series A). The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an if-converted basis and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series A holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the company, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

In addition, the Series A holders may convert, at their discretion, all or any of their Series A shares into the number of common shares equal to the number calculated by dividing the original purchase price of such Series A Preferred, plus the amount of any accumulated, but unpaid dividends, as of the conversion date, by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversation date.

In addition, the Company sold 100,000 shares of the Series A to Trinad Management, LLC (Trinad Management), an affiliate of Trinad Capital LP, one of the Company’s principal shareholders, for an aggregate sale price of $100,000, $1, per share. The Company recognized a onetime, non-cash deemed preferred dividend of $42,500 because the fair value of our common stock at the time of the sale of $1.425, per share, was greater than the conversion price of $1.00, per share.

NOTE 5.  COMMON STOCK

Under the Plan, the holders of record of all of the Company's common stock received 3.5% of the shares of the new common stock, 140,000 shares and all outstanding warrants expired worthless.

In April 2005, the Company decreased their authorized common shares to 19,000,000 shares, $0.0001 par value.

On August 3, 2006, the Company authorized an increase in their authorized shares of common stock from 19,000,000 to 100,000,000 shares.

On August 3, 2006, the Company authorized a 2.5 to 1 stock split of its common stock, increasing its outstanding shares from 4,000,000 to 10,000,000. In connection with the split, the company transferred $6,000 from additional paid-in capital to common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On September 14, 2006, October 12, 2006 and December 26, 2006, the Company sold 2,800,000, 3,400,000 and 530,000 units, respectively, at $1.00, per unit, for an aggregate of $6,057,000, after the costs of the offering of $673,000. Each united consisted of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company, exercisable at $2.00, per share, through September, October and December 2008.

NOTE 6. INCOME TAXES

As of December 31, 2006, the Company had approximately $36,000,000 of net operating loss (NOL) carryforwards to reduce future Federal income taxes, expiring in various years ranging from 2019 to 2026. During both 2000 and in January 2005, the Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's.

As of December 31, 2006, realization of the Company's net deferred tax asset of approximately $14,200,000 was not considered more likely than not and, accordingly, a valuation allowance of $14,200,000 has been provided. During the year ended December 31, 2006, the valuation allowance increased by $200,000.

As of December 31, 2006, the components of the net deferred tax asset consisted of the following:

Deferred tax assets:
Net operating loss carryforwards	$14,200,000
Valuation allowance	(14,200,000)
None

Income taxes differ from the amount computed by applying the statutory Federal income tax rate to loss before income taxes, as follows:

	Year Ended December 31,
	2006	2005

Federal income tax, at statutory rate	$(180,000)	$(58,000)
State income tax, net of federal benefit	(20,000)	(14,000)
Change in valuation allowance	200,000	72,000
Income taxes, as recorded	None	None

NOTE 7. RELATED PARTY TRANSACTIONS

On March 20, 2006, the Company borrowed up to $100,000 from an affiliated company with interest at 10%, per annum. The loan was repaid on November 10, 2006.

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90,000, per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000,000.

NOTE 8. EXECUTIVE COMPENSATION

The Company entered into an employment agreement with its president, effective September 1, 2006, at an annual salary of $120,000. In January 2007, all future salaries were terminated.

On August 3, 2006, the Company granted warrants to purchase 150,000 and 50,000 shares of the common stock of the Company to its president and a director, respectively. Each warrant is exercisable at $2.50, per share, through August 1, 2008. The Company recognized approximately $111,000 of stock-based compensation expense upon issuance of the warrants using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	2
Interest Rate	4.98%
Volatility	105.67%
Dividend Yield	0

NOTE 9.  STOCK OPTION AND DEFINED CONTRIBUTION PLANS

STOCK OPTION PLAN

As of the effective date and as provided for under the provisions of the Plan, all outstanding options expired and the Company’s stock option plan was terminated.

DEFINED CONTRIBUTION PLAN

As of the effective date and as provided for under the provisions of the Plan, the Company’s defined contribution savings plan was terminated and all assets distributed to the participants. During the period January 1, 2005 to January 26, 2005, the Company did not make any contributions to the defined contribution savings plan.

NOTE 10. COMMITMENTS

Effective October 1, 2006, the Company entered into an agreement for consultancy and advisory services, payable $10,000, per month, until termination by either party.

NOTE 11. SUBSEQUEST EVENT

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $8,500, per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2006, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table contains certain information with respect to our current officers and directors.

Name	Age	Position

Robert S. Ellin	42	Chief Executive Officer; Chairman
Jay A. Wolf	35	Chief Operating Officer, Chief Financial Officer and Secretary; Director
David Chazen	46	President; Director
Barry I. Regenstein	51	Director

Board of Directors and Executive Officers

In connection with our reorganization, on February 8, 2005, Robert S. Ellin became Chairman of our Board of Directors, and our Chief Executive Officer, Jay A. Wolf became a Director, our Chief Financial Officer, Chief Operating Officer, and Secretary, and Barry Regenstein became a Director. On August 3, 2006, David Chazen was appointed President and a Director of the Company.

Robert S. Ellin. Mr. Ellin has been our Chairman and Chief Executive Officer since February 2005. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), MPLC, Inc. (MPNC) and U.S. Wireless Data, Inc. (USWD). Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf. Mr. Wolf has been our Chief Financial Officer and Chief Operating Officer since February 2005. He has also served on our Board of Directors since February 2005. Mr. Wolf is also a Managing Director of Trinad Capital Master Fund Ltd. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), StarVox Communications, Inc. (now U.S. Wireless Data, Inc. (USWD)).  and Optio Software, Inc. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive VP of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company's acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding's venture capital fund. Mr. Wolf received his B.A. in from Dalhousie University.

David Chazen. Mr. Chazen has been our President since August 2006. He has also served on our Board of Directors since August 2006. Mr. Chazen is Managing Director of Chazen Capital Partners, a private investment partnership founded in 1997 that provides equity capital and management support to consumer oriented companies. Mr. Chazen also serves as President of Win Stuff Corporation, the largest specialized operator of entertainment skill crane vending machines in the U.S. Mr. Chazen also serves as the president of Good Stuff Toys, a manufacturer of licensed toys. Mr. Chazen is also the Managing Director of HQ Enterprises, a provider of stored value gift cards for the shopping mall industry. Mr. Chazen is a director of the St. Johns Companies, the Chazen Institute of International Business at Columbia University, the Society of Fellows at the Aspen Institute, and Jazz Aspen. Mr. Chazen also serves on the Board of Advisors of Trinad Management, LLC, the manager of Trinad Capital Master Fund, Ltd., the company’s principal stockholder. Mr. Chazen received his B.S. from the Wharton School at the University of Pennsylvania in 1982, and his MBA from Columbia Business School in 1986.

Barry I. Regenstein. Mr. Regenstein has served on our Board of Directors since February 2005. Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Corporation (PLKH) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

Because we are not an operating company, we do not have an Audit Committee, nor have we appointed an Audit Committee financial expert. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met, except for the following: two reports were not timely filed by David Chazen as to two transactions; one report was not timely filed by Barry Regenstein as to one transaction; and one report was not timely filed by Robert Ellin as to one transaction.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish code of ethics.

ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth the compensation paid during our last fiscal year to our “Principal Executive Officer” and two other named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert S. Ellin, Chief Executive Officer	2006	-	-	-	-	-	-	107,000(2)	107,000(2)
Jay A. Wolf, Chief Operating Officer, Chief Financial Officer and Secretary	2006	-	-	-	-	-	-	107,000(3)	107,000(3)
David Chazen, President	2006	40,000(1)	-	-	-	-	-	0 (4)	40,000

(1) Mr. Chazen was paid $10,000 per month for his services as our President from August 3, 2006 until January 31, 2007, when Mr. Chazen became a partner in Trinad Advisors II, an affiliate of Trinad.

(2) Mr. Ellin is a principal of Trinad Management, LLC. On September 14, 2006, we entered into a Management Agreement with Trinad Management pursuant to which we will pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the company terminates the Management Agreement, we shall pay to Trinad a termination fee of $1,000,000.

(3) Mr. Wolf is a principal of Trinad Management, LLC. On September 14, 2006, we entered into a Management Agreement with Trinad Management pursuant to which we will pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the company terminates the Management Agreement, we shall pay to Trinad a termination fee of $1,000,000.

(4) Mr. Chazen was granted, for his services as a director, a warrant to purchase 150,000 shares of our common stock, having an exercise price of $2.50 and an expiration date of August 2, 2008.

On February 8, 2005, Robert S. Ellin became the Chairman of the Board of Directors, our Chief Executive Officer and President, Jay A. Wolf became a director, our Chief Financial Officer, Chief Operating Officer and Secretary, and Barry Regenstein became a director. On August 3, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors, we agreed to compensate him for his services as President at a rate of $10,000 per month. This compensation was terminated on January 31, 2007 when Mr. Chazen became a partner in Trinad Advisors II, an affiliate of Trinad. In addition, Mr. Chazen was granted, for his services as a director, a warrant to purchase 150,000 shares of our common stock, having an exercise price of $2.50 and an expiration date of August 2, 2008. On August 3, 2006, Mr. Barry Regenstein was granted, for his services as a director, a warrant to purchase 50,000 shares of our common stock, having an exercise price of $2.50 and an expiration date of August 2, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights. We recognized approximately $111,000 of stock-based compensation expense related to the issuance of such warrants.

We have no further plans for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

On September 14, 2006, we entered into a Management Agreement with Trinad Management, LLC, an affiliate of Trinad Capital Master Fund Ltd., which is one of our principal shareholders. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad Management will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the company. We have agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the company terminates the Management Agreement, we shall pay to Trinad a termination fee of $1,000,000. Management fee expenses for the year ended December 31, 2006 totaled $107,000.

Other than as described above, there are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of April 16, 2007, by the (i) named executive officers (our former executive officers and directors), (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. As of April 16, 2007, there were a total of 16,730,000 shares of common stock outstanding.

Name and Address of Owner (1)	Number of Shares Beneficially Owned(2)	Percentage Owned

Lyrical Partners, L.P. (3) 405 Park Avenue, 6th Floor New York, NY 10022	3,000,000	16.5%

David E. Smith(4) 888 Linda Flora Drive Los Angeles, CA 90049	4,000,000	21.4%

Current directors or officers:

Robert S. Ellin(5)	9,400,000	55.9%

Jay A. Wolf(6)	9,400,000	55.9%

David Chazen(7)	150,000	*

Barry I. Regenstein(8)	50,000	*
All current directors and named executive officers as A group (four persons)	9,600,000	56.4%
___________________

*None.

(1) Except as otherwise indicated, the address of each of the following persons is c/o Mediavest, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of April 16, 2007, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Lyrical Multi-Manager Fund, LP beneficially owns 2,000,000 units (1,000,000 of which are shares of common stock and 1,000,000 of which are shares of common stock issuable upon conversion of warrants held by Lyrical Multi-Manager Fund, LP) and Lyrical Multi-Manager Offshore Fund Ltd. beneficially owns 1,000,000 units (500,000 of which are shares of common stock and 500,000 of which are shares of common stock issuable upon conversion of warrants held by Lyrical Multi-Manager Offshore Fund Ltd.) of the company. Lyrical Partners, L.P., as the investment manager of Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd., has the sole power to vote and dispose of the 3,000,000 shares of common stock held collectively by Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd.  This information is based solely on a Schedule 13D filed by Jeffrey Keswin with the SEC on February 13, 2007, which reported ownership as of September 12, 2006.

(4) David E. Smith beneficially owns 4,000,000 units, consisting of 2,000,000 shares of common stock of the company and 2,000,000 warrants to purchase one share of common stock. This information is based solely on a Schedule 13D filed by David E. Smith with the SEC on November 27, 2007, which reported ownership as of September 25, 2006.

(5) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management, LLC. Trinad Management, LLC is an affiliate of, and provides investment management services to, Trinad Capital Master Fund, Ltd. Robert Ellin and Jay Wolf are the managing members of Trinad Management, LLC. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Ellin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management, LLC. Trinad Management, LLC is an affiliate of, and provides investment management services to, Trinad Capital Master Fund, Ltd. Robert Ellin and Jay Wolf are the managing members of Trinad Management, LLC. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Wolf disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(7) Consists of a warrant to purchase 150,000 shares of our common stock.

(8) Consists of a warrant to purchase 50,000 shares of our common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 14, 2006, we entered into a Management Agreement with Trinad Management, LLC, or Trinad Management, an affiliate of Trinad Capital Master Fund, Ltd., which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad Management will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event we terminate the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. Management fee expense for the year ended December 31, 2006 totaled $107,000.

On March 20, 2006, we entered into an agreement with Trinad Capital Master Fund, Ltd. to borrow up to a principal amount of $100,000 bearing interest at a rate of 10% per annum. The loan was fully paid during the year ended December 31, 2006.

On October 3, 2006, we designated a Series A Preferred Stock, par value $.0001 per share, and, on October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC, an affiliate of Trinad Capital Master Fund, Ltd., one of our principal stockholders. Pursuant to the terms of the Series A Purchase Agreement, Trinad purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $100,000. Series A Preferred holders are entitled to convert, at their option, all or any shares of the Series A Preferred into the number of fully paid and non-assessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred, plus the amount of any accumulated but unpaid dividends as of the conversion date by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The holders of the Series A Preferred are also entitled to: (1) vote on an equal per share basis as the holders of our common stock, (2) dividends on an as-converted basis and (3) a liquidation preference equal to the greater of $10.00 per share of Series A Preferred, subject to adjustment, or such amount that would have been paid on an if-converted basis.

On March 1, 2007, we entered into a lease for office space with Trinad Management, LLC for rent of $8,500, per month. This is a month-to-month lease. Trinad Management, LLC is an affiliate of Trinad Capital Master Fund, Ltd., one of our principal stockholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description Of Exhibit

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York (1)

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of eB2B Commerce, Inc., filed on April 13, 2005(2)

3.3	Certificate of Amendment to the Certificate of Incorporation dated as of August 3, 2006 (3)

3.4	Certificate of Amendment to the Certificate of Incorporation dated as of October 12, 2006 (7)

3.5	Restated Bylaws (1)

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006 (6)

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006 (7)

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006 (8)

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006 (3)

10.1	Letter Agreement between the Company and David Chazen dated as of August 3, 2006(3)

10.2	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006 (5)

10.3	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006 (6)

10.4	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006 (7)

10.5	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC(7)

10.6	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006 (8)

16.	Letter from Miller, Ellin & Company, LLP, dated June 24, 2005 (1)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

__________________

* Filed herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB dated December 31, 2004, and filed with the SEC on December 2, 2005.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 13, 2005, and filed with the SEC on August 9, 2005.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 3, 2006, and filed with the SEC on August 9, 2006.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 17, 2006, and filed with the SEC on August 22, 2006.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 21, 2006, and filed with the SEC on March 23, 2006.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006, and filed with the SEC on September 20, 2006.

(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 18, 2006, and filed with the SEC on October 18, 2006.

(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 3, 2007, and filed with the SEC on January 3, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Most & Company, LLP for the audit and reviews of our annual financial statements and other audit related services for the fiscal years ended December 31, 2006 and 2005:

	2006	2005

Audit fees	$57,000	$24,000

Audit related fees	0	0
Tax fees	0	0

All other fees	0	0

Total	$57,000	$24,000

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

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

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

3.  Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.  Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Most & Company, LLP for all audit and audit-related services during fiscal 2006.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediavest, Inc.

Dated: April 17, 2007
By: /s/ Robert S. Ellin Robert S. Ellin Chairman of the Board, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Chairman of the Board and Chief Executive	April 17, 2007
Robert S. Ellin	Officer

/s/ Jay A. Wolf	Director, Chief Financial Officer,	April 17, 2007
Jay A. Wolf	Chief Operating Officer and Secretary

/s/ David Chazen	Director and President	April 17, 2007
David Chazen
	Director	April 17, 2007
/s/ Barry Regenstein
Barry Regenstein