Form 10QSB
period 2007-03-31
Mediavest, Inc.
filed 2007-05-18
CIK 317788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22848

                                 MEDIAVEST, INC.
        (Exact name of small business issuer as specified in its charter)

               New Jersey                               22-2267658
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


      2121 Avenue of the Stars, Suite 2550                90067
                 Los Angeles, CA                       (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 601-2500


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.). Yes |X| No |_|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of May 17, 2007, there were 16,730,000 outstanding shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes |_|   No |X|

                                 MEDIAVEST, INC.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                              1

ITEM 1. Financial Statements (Unaudited)

        Balance Sheet                                                        3
        Statements of Operations                                             4
        Statements of Cash Flows                                             5
        Notes to Financial Statements                                        6

ITEM 2. Management's Plan of Operation                                       8

ITEM 3. Controls and Procedures                                              10

PART II -- OTHER INFORMATION                                                 10

ITEM 1. Legal Proceedings                                                    10

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          11

ITEM 3. Defaults Upon Senior Securities                                      11

ITEM 4. Submission of Matters to a Vote of Security Holders                  11

ITEM 5. Other Information                                                    11

ITEM 6. Exhibits                                                             11

SIGNATURES                                                                   12

                         PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 MEDIAVEST, INC.
                                  BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

ASSETS
Current assets:
   Cash                                                               $ 5,417,585
                                                                      -----------

             Total assets                                             $ 5,417,585
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               $    38,187
                                                                      -----------

     Total liabilities                                                     38,187
                                                                      -----------

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized
    Series A Convertible Preferred stock, 100,000
      shares authorized at $.0001 par value,
      100,000 shares issued or outstanding                                100,000
   Common stock, 100,000,000 shares authorized at $.0001 par value,
     16,730,000 shares issued and outstanding                               1,673
   Additional paid-in capital                                           6,308,907
   Accumulated deficit                                                 (1,031,182)
                                                                      -----------

             Total stockholders' equity                                 5,379,398
                                                                      -----------

             Total liabilities and stockholders' equity               $ 5,417,585
                                                                      ===========


                  See notes to unaudited financial statements.

                                 MEDIAVEST, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2007            v2006
                                                               ------------    ------------

General and administrative expenses                            $   (264,138)   $    (15,667)
                                                               ------------    ------------

Net Loss                                                       $   (264,138)   $    (15,667)
                                                               ============    ============


Basic and diluted net loss per common share*                   $      (0.02)            **
                                                               ============    ============


Basic and diluted weighted average common shares outstanding     16,730,000      10,000,000
                                                               ============    ============


                  See notes to unaudited financial statements.

* Retroactvely adjusted to reflect the effect of the stock split (Note 4) ** Less than $0.01 per share

                                 MEDIAVEST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months Ended

                                                           March 31,
                                                   --------------------------
                                                      2007           2006
                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (264,138)   $   (15,667)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Changes in assets and liabilities:

          Accounts payable and accrued expenses        (60,510)       (27,942)
                                                   -----------    -----------


   Net cash used in operating activities              (324,648)       (43,609)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable                               --         50,000
                                                   -----------    -----------


   Net cash provided by financing activities                --         50,000
                                                   -----------    -----------


   Net (decrease) increase  in cash                   (324,648)         6,391


   Cash, beginning of period                         5,742,233          3,366
                                                   -----------    -----------


   Cash, end of period                             $ 5,417,585    $     9,757
                                                   ===========    ===========



                  See notes to unaudited financial statements.

                                 MEDIAVEST, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Mediavest, Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Financial Statements

      The financial statements include all the accounts of the Company.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3.  INCOME TAX

      Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, and 2004, which remain subject to examination for Federal and state purposes as of March 31, 2007.

      The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 4.  COMMON STOCK

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, or the SEC (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating strategy; and (iv) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

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

      We are currently inactive and are considered a "shell" company by the SEC with no operations. We are controlled by Trinad Master Fund, L.P., or Trinad, our controlling stockholder.

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

      On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC, or Trinad Management. Pursuant to the terms of the Agreement, Trinad Management purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $ 0.0001 per share, for an aggregate purchase price of $100,000. Series A Preferred holders are entitled to convert, at their option, all or any shares of the Series A Preferred into the number of fully paid and non-assessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred, plus the amount of any accumulated but unpaid dividends as of the conversion date by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

      As of March 31, 2007, we had approximately $5,400,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next twelve months.

      We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs beyond the next fiscal year.

Critical Accounting Policies

      Management's plan of operations is based upon our financial statements included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Income Taxes

      We provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

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

ITEM 6. EXHIBITS

Exhibit No. Description Of Exhibit

31.1        Section 302 Certifications by the Chief Executive Officer

31.2        Section 302 Certifications by the Chief Financial Officer

32.1        Section 906 Certification by the Chief Executive Officer

32.2        Section 906 Certification by the Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 18, 2007                    MEDIAVEST, INC.

                                       By: /s/ Robert Ellin
                                           ------------------
                                           Robert Ellin
                                           Chief Executive Officer
                                           (Principal Executive Officer)



 Dated: May 18, 2007

                                       By: /s/ Jay Wolf
                                           ------------------
                                           Jay Wolf
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)