Form 10QSB
period 2007-06-30
Mediavest, Inc.
filed 2007-08-16
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22848

MEDIAVEST, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization) 2121 Avenue of the Stars, Suite 1650 Los Angeles, CA (Address of principal executive offices)	22-2267658 (I.R.S. Employer Identification No.) 90067 (Zip Code)
Issuer's telephone number, including area code: (310) 601-2500

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.).  Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒| No ☐

As of August 13, 2007, there were 21,730,000 outstanding shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes ☐ No ☒

MEDIAVEST, INC.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

MEDIAVEST, INC.
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$5,244,084

Total assets	$5,244,084

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$155,501

Total liabilities	155,501

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized
Series A Convertible Preferred stock, 100,000 shares authorized at $.0001 par value,
100,000 shares issued or outstanding	100,000
Common stock, 100,000,000 shares authorized at $.0001 par value,
16,730,000 shares issued and outstanding	1,673
Additional paid-in capital	6,308,907
Accumulated deficit	(1,321,997)

Total stockholders' equity	5,088,583

Total liabilities and stockholders' equity	$5,244,084

See notes to unaudited financial statements.

MEDIAVEST, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30.		June 30.
	2007	2006	2007	2006

Interest income	$76,191	$-	$136,241	$-

General and administrative expenses	(367,006)	(29,245)	(691,194)	(44,912)

Net Loss	$(290,815)	$(29,245)	$(554,953)	$(44,912)

Basic and diluted net loss per common share *	$(0.02)	**	$(0.03)	**

Basic and diluted weighted average common shares outstanding,	16,730,000	10,000,000	16,730,000	10,000,000

* Retroactvely adjusted to reflect the effect of the stock split (Note 4)
** Less than $0.01 per share

See notes to unaudited financial statements.

MEDIAVEST, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,953)	$(44,912)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	56,804	(49,582)

Net cash used in operating activities	(498,149)	(94,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	100,000

Net cash provided by financing activities	-	100,000

Net increase (decrease) in cash	(498,149)	5,506

Cash, beginning of period	5,742,233	3,366

Cash, end of period	$5,244,084	$8,872

See notes to unaudited financial statements.

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

NOTE 3. INCOME TAX

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, and 2004, which remain subject to examination for Federal and state purposes as of June 30, 2007.

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

Note 5 . MANAGEMENT CHANGES

On June 28, 2007, the Company appointed a new president, who will receive an initial base salary of $250,000, per year, and he will also receive a signing bonus of $100,000. Additionally, he will be eligible for bonus compensation at the discretion of the Company’s board of directors (the “Board”). The president's employment will be on an at-will basis and may be terminated by either party at any time.

Subject to the Board’s approval, and upon its adoption of a stock option plan, the Company will grant the president an option to purchase 500,000 shares of the Company’s common stock (the “Option”). The Option will have an exercise price equal to the fair market value of the common stock as of the date of grant. One-third of the Option vested upon the commencement of employment, and the remainder will vest equally on each of the first and second anniversaries thereof. The Option will be subject to the terms of a stock option agreement and a stock option plan, which will be provided upon the Board’s approval of thereof

Note 6 . SUBSEQUENT EVENT

On July 24, 2007, under a subscription agreement, the Company sold 5,000,000 shares of the Company’s common stock, at  $0.50, per share, for an aggregate proceeds of $2,500,000.

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

On July 24, 2007, we entered into a Subscription Agreement (the “Subscription Agreement”) by and between us and certain investors, pursuant to which such investors have agreed to subscribe for an aggregate of 5,000,000 shares of our common stock, $0.0001 par value per share (the “Common Stock”). Each share of common stock was sold for a purchase price of $0.50 for a total purchase price of $2,500,000.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs beyond the next fiscal year.

As of June 30, 2007, we had approximately $5,200,000 of cash, and with the additional $2,500,000 from the July sale of common stock, management believes it has sufficient cash to satisfy our monetary needs for the next twelve months.

Management Changes

On June 28, 2007, we appointed James Lefkowitz as President. Mr. Lefkowitz will receive an initial base salary of $250,000 per year and he will receive a signing bonus of $100,000. Additionally he will be eligible for bonus compensation at the discretion of our Board of Directors (the “Board”). Mr. Lefkowitz’s employment will be on an at-will basis and may be terminated by either party at any time.

Subject to the Board’s approval, and upon its adoption of a stock option plan, we will grant Mr. Lefkowitz an option to purchase 500,000 shares of our common stock (the “Option”). The Option will have an exercise price equal to the fair market value of the common stock as of the date of grant. One-third of the Option vested upon the commencement of Mr. Lefkowitz’s employment, and the remainder will vest equally on each of the first and second anniversaries thereof. The Option will be subject to the terms of a stock option agreement and a stock option plan, which will be provided upon the Board’s approval of thereof.

Concurrently with the appointment of Mr. Lefkowitz as President, we terminated the employment of David Chazen as President. Mr. Chazen was being compensated at $10,000 per month.

On August 6, 2007, the Company increased the size of the Board to six members and elected Peter Guber as Co-chairman of the Board and a director of the Company and Paul Schaeffer as Vice-Chairman of the Board and a director of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2007, under a subscription agreement, the Company sold an aggregate of 5,000,000 shares of the Company's common stock, at $0.50, per share, for an aggregate proceeds of $2,500,000.

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

Dated: August 16, 2007	MEDIAVEST, INC.

	By:	/s/ Robert Ellin
Robert Ellin Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2007

	By:	/s/ Jay Wolf
Jay Wolf Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)