Form 10QSB
period 2007-09-30
Mandalay Media, Inc.
filed 2007-11-19
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22848

MANDALAY MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA (Address of principal executive offices)	22-2267658 (I.R.S. Employer Identification No.) 90067 (Zip Code)

Issuer's telephone number, including area code:(310) 601-2500

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.).  Yes ☒ No☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

As of November 13, 2007, there were 21,730,000 outstanding shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format. Yes☐ No☒

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$7,378,663
Prepaid expenses	8,500

Total assets	$7,387,163

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$260,545

Total current liabilities	260,545

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized
Series A Convertible Preferred stock, 100,000 shares authorized at $.0001 par value,
100,000 shares issued or outstanding	100,000
Common stock, 100,000,000 shares authorized at $.0001 par value,
21,730,000 shares issued and outstanding	2,173
Additional paid-in capital	8,808,407
Accumulated deficit	(1,783,962)

Total stockholders' equity	7,126,618

Total liabilities and stockholders' equity	$7,387,163

See notes to unaudited financial statements.

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30.		September 30.
	2007	2006	2007	2006
General and administrative expenses	$(544,123)	$(222,357)	$(1,242,598)	$(267,269)

Interest income	89,438	-	225,680	-

Net Loss	$(454,685)	$(222,357)	$(1,016,918)	$(267,269)

Basic and diluted net loss per common share *	$(0.02)	$(0.02)	$(0.06)	$(0.03)

Basic and diluted weighted average common shares outstanding	20,480,000	10,547,826	17,993,736	10,184,615

* Retroactvely adjusted to reflect the effect of the stock split (Note 4)

See notes to unaudited financial statements.

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,016,918)	$(267,269)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	111,080
Changes in assets and liabilities:
Prepaid expenses	(8,500)
Accounts payable and accrued expenses	161,848	9,194

Net cash used in operating activities	(863,570)	(146,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	2,500,000	-
Proceeds from note payable	-	100,000
Proceeds from sales of units	-	2,800,000

Net cash provided by financing activities	2,500,000	2,900,000

Net increase in cash	1,636,430	2,753,005

Cash, beginning of period	5,742,233	3,366

Cash, end of period	$7,378,663	$2,756,371
See notes to unaudited financial statements.

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND OPERATIONS

Mandalay Media, Inc. (the “Company”) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. (Mediavest). On November 7, 2007, the Company changed its name to Mandalay Media, Inc. (Mandalay) and was reincorporated in the state of Delaware (See Note 5). Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. Subsequent to January 26, 2005, the Company has remained inactive.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007 and September 30, 2007.

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

On July 24, 2007, the Company sold 5,000,000 shares of the Company's common stock, at $0.50, per share, for an aggregate proceeds of $2,500,000.

NOTE 5. REINCORPORATION AND NAME CHANGE

On November 7, 2007, by written consent of the majority of the stockholders, Mediavest, Inc. (the “Company”) reincorporated in the State of Delaware (Reincorporation). The Reincorporation was accomplished by a merger of Mediavest, a New Jersey Corporation, with and into its wholly-owned, newly formed subsidiary, Mandalay, a corporation organized and existing under the laws of the state of Delaware. One new share of the Mandalay common stock was issued for each share of the Company’s common stock and one new share of the Mandalay preferred stock was issued for each share of the Company’s preferred stock that was held by Mediavest's stockholders at the date of the Reincorporation. Mediavest’s stock was converted to the same status and par value as before the reincorporation. Mandalay: (i) acceded to all of the rights, privileges, immunities and powers of Mediavest; (ii) acquired and possesses all of the property of Mediavest whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of Mediavest.

NOTE 6. STOCK PLAN

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (Plan). Under the Plan, the Company may grant up to 3,000,000 shares or equivalents of common stock of the Company as incentive stock options (ISO), non-qualified options (NQO), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

On November 7, 2007, the Company granted non-qualified stock options under the Plan to certain directors and officers to purchase an aggregate of 1,500,000 shares of common stock. 1,000,000 of these options are exercisable at $ 2.65, per share, over ten years, with vesting of 1/3 of the shares upon grant, 1/3 of the shares on November 7, 2008 and 1/3 of the shares on November 7, 2009. 500,000 of these options are exercisable at $ 2.65, per share, over ten years, with vesting of 1/3 of the shares upon grant, 1/3 of the shares on June 28, 2008 and 1/3 of the shares on June 29, 2009.

On November 14, 2007, the Company granted non-qualified stock options under the Plan to a director to purchase 100,000 shares of common stock. These options are exercisable at $ 2.50 per share, over ten years, with vesting of 1/3 of the shares upon grant, 1/3 of the shares on November 14, 2008 and 1/3 of the shares on November 14, 2009.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (the "SEC") (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

Mandalay Media, Inc. was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2BCommerce, Inc. On April 27, 2000, we merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed our name to eB2B Commerce, Inc. On April 13, 2005, we changed our name to Mediavest, Inc. Through January 26, 2005, we and our subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. On November 7, 2007, the Company merged into Mandalay Media, Inc. a wholly-owned newly created subsidiary that is a Delaware corporation and is the surviving entity.

We are currently inactive and are considered a "shell" company by the SEC with no operations. We are controlled by Trinad Master Fund, L.P., (“Trinad”), our controlling stockholder.

On October 27, 2004, and as amended on December 17, 2004, we filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or the Plan of Reorganization. The Plan of Reorganization, as confirmed on January 26, 2005, provided for: (1) our net operating assets and liabilities to be transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 to be transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 to be retained by us to fund the expenses of remaining a public company; (4) 3.5% of the new common stock of the company (140,000 shares) were to be issued to the holders of record of our preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the company (140,000 shares) were to be issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of the company (3,720,000 shares) were to be issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash.

Management's Plan Of Operations

We have raised additional capital with a view to making ourselves an attractive vehicle with which to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in the Company will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

As described more fully below, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing and attempting to locate such a candidate, we do not currently anticipate conducting any operations.

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

Merger

Effective November 7, 2007, by written consent of the majority of the stockholders, Mediavest, Inc. was reincorporated and will be governed by the laws of the State of Delaware. Additionally, the Company’s name was changed to “Mandalay Media, Inc.” The Company’s stock was converted to the same status and par value as before the Reincorporation. The persons serving as officers and directors of the Company continue to serve in their respective capacities after the Reincorporation. Mandalay: (i) acceded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and possesses all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company.

The Reincorporation was accomplished by a merger of Mediavest with and into its wholly-owned, newly formed subsidiary, Mandalay Media, Inc., a Delaware corporation, effectively changing our corporate name to “Mandalay Media, Inc.” One new share of the Mandalay Media, Inc. common stock was issued for each share of Mediavest common stock, and one new share of the Mandalay Media, Inc. preferred stock was issued for each share of Mediavest preferred stock that was held by our stockholders at the effective time of the Reincorporation.

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

On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC, (“Trinad Management”). Pursuant to the terms of the Agreement, Trinad Management purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $ 0.0001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $100,000. Series A Preferred Stock holders are entitled to convert, at their option, all or any shares of the Series A Preferred Stock into the number of fully paid and non-assessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred Stock, plus the amount of any accumulated but unpaid dividends as of the conversion date by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the reduction of stockholders’ equity for the recognition of a preferred stock dividend and an increase to additional paid-in capital.

On July 24, 2007, we entered into a Subscription Agreement (the “Subscription Agreement”) by and between us and certain investors, pursuant to which such investors agreed to subscribe for an aggregate of 5,000,000 shares of our common stock, $0.0001 par value per share (the “Common Stock”). Each share of common stock was sold for a purchase price of $0.50 for a total purchase price of $2,500,000.

On November 7, 2007, the Company entered into non-qualified stock option agreements with certain of its directors and officers (the “Option Holders”) pursuant to its 2007 Employee, Director and Consultant Stock Plan, whereby the Company issued options (the “Options”) to purchase an aggregate of 1,500,000 shares of its common stock, $0.0001 par value per share. The Option Holders include James Lefkowitz, President of the Company, Robert Zangrillo, a director of the Company, and Bruce Stein, a director of the Company and beginning on January 1, 2008 (or earlier at the option of Mr. Stein) Chief Operating Officer of the Company, each of whom was granted an Option to purchase 500,000 shares in connection with services provided to the Company. The Options have a ten year term and are exercisable at a price of $2.65 per share. On November 14, 2007 the Company entered into a non-qualified stock option agreement with Richard Spitz, a director of the Company whereby the Company issued options to purchase 100,000 shares of its common stock, $0.0001 par value per share.  The Options have a ten year term and are exercisable at a price of $2.50. The Options for Messrs. Zangrillo, Stein and Spitz become exercisable over a two year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary thereafter and the remaining one-third on the second anniversary thereafter. The Options for Mr. Lefkowitz also become exercisable over a two year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on June 28, 2008 and the remainder vesting on June 28, 2009. The Options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs beyond the next fiscal year.

As of September 30, 2007, we had approximately $7,400,000 of cash, and management believes it has sufficient cash to satisfy our monetary needs for the next twelve months.

Management Changes

On August 6, 2007, the Company increased the size of the Board to six members and appointed Peter Guber as Co-Chairman of the Board and a director of the Company and Paul Schaeffer as Vice-Chairman of the Board and a director of the Company. On November 7, 2007, the Company increased the size of the Board to eight members and appointed Robert Zangrillo and Bruce Stein as directors of the Company. On November 14, 2007, the Company increased the size of the Board to nine members and appointed Richard Spitz as a director at the Company. Additionally, Bruce Stein was appointed as Chief Operating Officer of the Company, effective as of January 1, 2008, or earlier at his option.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2007, pursuant to a subscription agreement, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock, at $0.50 per share, for an aggregate price of $2,500,000. The issuance of the shares was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On November 7, 2007, the Company entered into non-qualified stock option agreements with certain of its directors and officers pursuant to its 2007 Employee, Director and Consultant Stock Plan, whereby the Company issued options (the “Options”) to purchase an aggregate of 1,500,000 shares of its common stock, $0.0001 par value per share. The Option Holders include James Lefkowitz, President of the Company, Robert Zangrillo, a director of the Company, and Bruce Stein, a director of the Company and beginning on January 1, 2008 (or earlier at the option of Mr. Stein) Chief Operating Officer of the Company, each of whom was granted an Option to purchase 500,000 shares in connection with services provided to the Company. The Options have a ten year term and are exercisable at a price of $2.65 per share. The Options for Messrs. Zangrillo and Stein become exercisable over a two year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary thereafter and the remaining one-third on the second anniversary thereafter. The Options for Mr. Lefkowitz also become exercisable over a two year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on June 28, 2008 and the remainder vesting on June 28, 2009. The Options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, the Company received, in lieu of a meeting, written consents from the holders of 14,300,000 shares of Common Stock, representing approximately 66% of the total issued and outstanding shares of Common Stock, and 100,000 shares of Series A Preferred Stock, representing 100% of the total issued and outstanding shares of Preferred Stock, approving (1) the reincorporation of Mediavest, Inc., a New Jersey corporation, in Delaware by merger (the “Merger”) with and into its newly formed, wholly-owned Delaware subsidiary, Mandalay Media, Inc., and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan. As a result of the Merger, which was effective on November 7, 2007, Mediavest, Inc. and Mandalay Media, Inc. became a single corporation named Mandalay Media, Inc., which exists under, and is governed by, the laws of the State of Delaware.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDALAY MEDIA, INC.

Date: November 14, 2007	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)