Form 10KSB
period 2007-12-31
Mandalay Media, Inc.
filed 2008-04-15
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________.

Commission File Number 00-10039

MANDALAY MEDIA, INC.

(Name of Small Business Issuer in its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $0. The aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates of the Issuer as of April 11, 2008 was $31,159,927.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒        No  ☐

As of April 11, 2008, the Issuer had 32,048,366 shares of its common stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐      No  ☒

Mandalay Media, Inc.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Operations of Mandalay Media, Inc.

Mandalay Media, Inc. (“Mandalay,” the “Registrant” or the “Company”) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, Mandalay merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, Mandalay changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

On October 27, 2004, and as amended on December 17, 2004, Mandalay filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) Mandalay’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by Mandalay to fund the expenses of remaining public; (4) 3.5% of the new common stock of Mandalay (140,000 shares) was issued to the holders of record of Mandalay’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of Mandalay (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of Mandalay (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, Mandalay and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, Mandalay was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

On February 12, 2008, Mandalay’s wholly-owned subsidiary, Twistbox Acquisition Inc., merged with and into Twistbox Entertainment, Inc. (“Twistbox”), with Twistbox as the surviving corporation, through an exchange of capital stock of Twistbox for common stock of Mandalay (the “Merger”). Effective as of the closing of the Merger, Twistbox became Mandalay’s wholly-owned subsidiary. As a result thereof, the historical and current business operations of Twistbox now comprise Mandalay’s principal business operations.

Our Current Operations

Twistbox Entertainment, Inc. is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, Twistbox serves as Vodafone’s exclusive supplier of late night content, a portion of which is age-verified. Additionally, Twistbox is one of the select few content aggregators for Vodafone. Twistbox aggregates content from leading entertainment companies and manages distribution of this content to Vodafone. Additionally, Twistbox maintains distribution agreements with other leading mobile network operators throughout the North American, European, and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, Hutchinson 3G, Three, O2 and Orange.

Twistbox’s intellectual property encompasses over 75 worldwide exclusive or territory exclusive content licensing agreements that cover all of its key content genres including lifestyle, glamour, and celebrity news and gossip for U.S. Hispanic and Latin American markets, poker news and information, late night entertainment and casual games.

Twistbox currently has content live on more than 100 network operators in 40 countries. Through these relationships, Twistbox can currently reach over one billion mobile subscribers worldwide. Its existing content portfolio includes 300 WAP sites, 250 games and 66 mobile TV channels.

In addition to its content publishing business, Twistbox operates a rapidly growing suite of Premium Short Message Service (Premium SMS) services that include text and video chat and web2mobile marketing services of video, images and games that are promoted through on-line, magazine and TV affiliates. The Premium SMS infrastructure essentially allows end consumers of Twistbox content to pay for their content purchases directly from their mobile phone bills.

Twistbox’s end-users are the highly-mobile, digitally-aware 18 to 35 year old demographic. This group is a major consumer of digital entertainment services and commands significant amounts of disposable income. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

Revenue Model

Twistbox’s revenue model is based primarily on a per-download or, alternatively, subscription charge for video clips, games, WAP sites and other content.

In addition to its mobile content offerings, Twistbox has begun to leverage its distribution and traffic to generate revenues from WAP advertising where it manages mobile content portals on an exclusive basis.

Twistbox typically bills and receives payment directly through mobile operators and portals that form the majority of its customers. The network operators typically receive between 40% to 50% of the retail purchase price in the on-deck environment. The remainder, the net revenue, is shared with Twistbox’s content providers, with the licensor typically receiving between 20% to 50% of the net revenue.

Payment methods available to end-users include SMS reverse billing and prepayment as well as the more traditional credit and debit card channels. Twistbox typically receives payment directly from the mobile operators and portals that constitute the majority of its customers.

Development Process

Twistbox has an active content development program and has experience producing release-ready applications for the world’s leading wireless formats and platforms, including J2ME, BREW, DoJa, Windows Mobile, SMS and Symbian.

Twistbox intends to acquire additional third-party licenses and to develop new applications through relationships with outside developers and its in-house development staff. We believe that these efforts will assure that Twistbox has a steady stream of new content to offer its customers and end-users.

Twistbox Technology and Tools

Twistbox’s production activities currently address over 1,500 handsets, including models manufactured by Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets.

Twistbox works with a number of languages, platforms, and formats, including J2ME, BREW, DoJa, and Symbian, and localizes its releases in the EFIGS languages (English, French, Italian, German and Spanish). It is actively involved in a number of technical initiatives aimed at enhancing its titles with value-added features, such as multi-player functionality, 3D graphics, and location-based features. The market for mobile entertainment should increase dramatically as mobile operators continue to roll out their next generation service offerings and we see increases in bandwidth drive acceptance of handsets and other connected devices offering improvements in data handling capability, graphics resolution and other features. Real-time, operating-system based, handsets (smart phones/PDA phones) were previously available but at high price points, reflecting the fact they were high-end devices. As prices decrease in the future, phones should continue to grow steadily in both penetration and power.

The availability of mobile content should hasten the adoption of the next generation of handsets and promote the increase in data traffic required by carriers for recovery of their investments in 3G licenses and infrastructure.

Twistbox’s proprietary portfolio of technology encompasses platforms and tools that enhance the delivery, management and quality of Twistbox’s programming.

Renux™

Renux™ is Twistbox’s carrier class content management, publishing and distribution platform developed internally for the development, integration, deployment and marketing of mobile programming. The system has been in operation for over five years and today supports over 300 WAP sites, more than 66 mobile TV channels and 250 games in 18 languages. The Renux™ content management system stores image and video content formatted for 1.5G to up to 3G devices, and incorporates a comprehensive metadata format that categorizes the content for handset recognition, programming, marketing and reporting. Twistbox maintains content hosting facilities in Los Angeles, Washington, D.C. and Frankfurt that support the distribution of content to mobile network operators.

RapidPort™

RapidPort™ is Twistbox’s software suite that enables the development and porting of mobile games and applications to over 1,000 different handsets from leading manufacturers including Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets. The RapidPort™ development platform supports a broad number of wireless device formats including J2ME, BREW, DoJa and Symbian, and provides localization in over 18 languages. Twistbox Games has recently enhanced RapidPort™ to include new technology designed to enhance titles with value-added features, such as in-game advertising, multi-player and play for prizes functionality, 3D graphics and location-based services (LBS).

Nitro-CDP™

Nitro-CDP™ is an internally developed content download and delivery platform for mobile network operators, portals and content publishers. The Nitro-CDP™ platform allows for real-time content upload, editing, rating and deployment, and merchandising, while maintaining carrier-grade security, reliability and scalability. The platform enables mobile network operators to effectively manage millions of mobile download transactions across multiple channels and categories. Nitro-CDP™ also provides innovative cross-promotional tools, including purchase history-based up-sales and advertising, an individual “My Downloads” area for each consumer and peer-to-peer recommendations.

CMX Wrapper™

The CMX Wrapper™ technology, developed internally by Twistbox, enables mobile operators to integrate additional and complimentary functionality into existing mobile games and applications without the need to alter the original code or involve the original developer. This value-added functionality includes support for in-game promotions and billing, and “try before you buy” and “refer a friend” functionality.

Play for Prizes - Competition goes mobile®

The Twistbox Games For-Prizes Network, currently deployed by major mobile operators across the U.S. such as AT&T Wireless and Verizon, offers several genres of games in which players compete in daily and weekly skill-based multiplayer tournaments to win prizes. Subscribers can compete in both daily head-to-head and weekly progressive tournaments. The Twistbox Games For-Prizes platform enables unique in-game promotions through carrier-specific campaigns in cooperation with sponsors and advertisers.

WAAT Media Wireless Content Standards Rating Matrix©

First developed in 2003, and refined over the last several years, WAAT Media has developed a proprietary content standards matrix widely known as the “WAAT Media Wireless Content Standards Ratings Matrix©” (the “Ratings Matrix”). The Ratings Matrix has been filed with the Library of Congress’s Copyright Office. It is the globally-accepted content ratings system for age-verified mobile programming that encompasses language, violence and explicitness. The system is licensed on a royalty-free basis by the world’s leading mobile carriers and leading content providers and is the basis for the United Kingdom’s Code of Practice. The Ratings Matrix currently supports 33 ratings levels and incorporates a suite of content validation tools and industry best practices that takes into account country-by-country carrier programming requirements and local broadcast standards.

Mobile Rights

Twistbox has major mobile publishing agreements with leading entertainment companies. Through such agreements, as well as its own portfolio of intellectual property, Twistbox has the wireless mobile rights to the following applications and brands that include but are not limited to:

Games	General Entertainment	Late Night
• Taito • Sony • EA • i-Play • PopCap • Konami • Namco	• Editorial Televisa • CardPlayer Magazine	• Playboy • Penthouse • Girls Gone Wild • Vivid • Portland TV

We believe that these widely recognized brands attract both mobile operators and end users. Twistbox intends to exploit the depth and breadth of its intellectual property in order to continue to grow its revenue and cash flow.

Content Development

Twistbox has experience producing release-ready entertainment applications for several wireless formats and platforms, including J2ME, BREW, WAP 2.0, Symbian and DoJa.

Twistbox intends to acquire additional third-party licenses and to develop new applications through relationships with third-party developers as well as its in-house development staff. We believe that these efforts will assure that it has a steady supply of new content to offer its customers.

In addition to mobile video clips, games, WAP sites, and other entertainment applications, Twistbox is currently focusing its development and licensing activities on complementary applications such as in game advertising, TV-SMS campaigns, play-for-prizes and multi-player games.

Distribution

Twistbox distributes its programming and services through on-deck relationships with mobile carriers and off-deck relationships with third-party aggregation, connectivity and billing providers.

On-Deck

Twistbox’s on-deck services include the programming and provisioning of games and games aggregation, images, videos and mobileTV content and portal management. Twistbox currently has on-deck agreements with more than 100 mobile operators including Vodafone, T-Mobile, Verizon, AT&T, Orange, O2, Virgin Mobile, Telefonica and MTS in over 40 countries. Through these on-deck agreements, Twistbox relies on the carriers for both marketing and billing. Twistbox currently reaches over one billion mobile subscribers worldwide through these relationships. Its currently deployed programming includes over 300 WAP sites, 250 games and 66 mobile TV channels.

Off-Deck

Twistbox has recently deployed off-deck services that include the programming and distribution of games, images, videos, chat services and mobile marketing campaigns. Twistbox manages the campaigns directly and maintains billing and connectivity agreements with leading service providers in each territory. In addition, Twistbox has built and implemented a “Web-to-Mobile” affiliate program that allows for the cross-marketing and sales of mobile content from Web storefronts of its various programming partners and their affiliates. To date, Twistbox’s content partners generate in excess of eight million on-line unique users per day.

Mobile Operators (Carriers)

Twistbox currently has a large number of distribution agreements with mobile operators and portals in Europe, the U.S., Japan and Latin America. Twistbox currently has distribution agreements with more than 100 single territory operators in 40 countries. Twistbox continues to sign new operators on a quarterly basis and, in the near term, intends to extend its distribution base into Eastern Europe and South America. The strength and coverage of these relationships is of paramount importance and the ability to support and service them is a vital component in route to the consumer. Twistbox’s distribution agreements with Vodafone account for approximately 36% of the company’s current revenue.

Affiliates Program

Twistbox has also established an Affiliates Program to market and sell its content “off-deck,” that is, through a direct-to-consumer online portal that end users can access directly from their PCs or phones. We believe that this channel offers an attractive secondary outlet for consumers wishing to peruse and purchase content in an environment less limiting and restrictive than an operator’s “walled garden.”

Sales and Marketing

In order to sell to its target base of carrier and infrastructure customers, Twistbox has built a growing affiliate sales and marketing team that is localized on a country-by-country basis. In order to sell to its target base of carrier and infrastructure customers, Twistbox has built a growing affiliate sales and marketing team that is localized on a country-by-country basis. As of April 11, 2008, Twistbox had a workforce of approximately 156 employees.

Competition

While many mobile marketing companies sell a diversified portfolio of content from ring tones to wall papers and kids programming to adult, Twistbox has taken a more focused and disciplined approach. Twistbox focuses on programming and platforms where it can manage categories on an exclusive or semi-exclusive basis for a mobile operator. Target markets include Age Verified Programming, Play4Prizes or areas in which Twistbox has exclusive rights to the top one or two brands in a genre.

In the area of mature themed mobile entertainment, Twistbox is a leading provider of content and services. The industry trend has been for leading operators to focus on fewer partners and often assign a company to manage the category. We believe that its responsible reputation and the Ratings Matrix combined with its publishing platform and leading brands that maximize revenue, positions it to manage the age-verified category for operators globally.

Twistbox competes with a number of other companies in the mobile games publishing industry, including Arvato, Minick, Jamba, Buongiorno, Mobile Streams, Glu Mobile, Player X and Gameloft. Brands such as Playboy have sought to create their own direct distribution arrangements with network operators. To the extent that such firms continue to seek such relationships, they will compete directly with Twistbox in their respective content segments. While Twistbox competes with many of the leading publishers, its core business is providing services and platforms for operators and publishers to enhance revenues. In turn, through the management of an operator’s download platform, providing a cross carrier Play4Prizes infrastructure or facilitating in game advertising or billing, Twistbox has become a strategic value added partner to both the mobile operator and publishing communities.

Direct-to-consumer (D2C) Web portals may have an adverse impact on Twistbox’s business, as these portals may not strike distribution arrangements with Twistbox. Additionally, wireless device manufacturers such as Nokia, Sony Ericsson and Motorola may choose to pursue their own content strategies.

We believe that the principal competitive factors in the market for mobile games and other content include carrier relationships, access to compelling content, quality and reliability of content delivery, availability of talented content developers and skilled technical personnel, and financial stability.

Trademarks, Tradenames and Copyrights

Twistbox has used, registered and applied to register certain trademarks and service marks to distinguish its products, technologies and services from those of its competitors in the United States and in foreign countries. Twistbox also has a copyright known as the “WAAT Media Wireless Content Standards Ratings Matrix©”, which has been filed with the Library of Congress’s Copyright Office. We believe that these trademarks, tradenames and copyright are important to its business. The loss of some of Twistbox’s intellectual property might have a negative impact on its financial results and operations.

ITEM 2. DESCRIPTION OF PROPERTY

The principal offices of the Registrant are the offices of Trinad Capital, L.P., located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. In March 2007, we entered into a month-to-month lease for such office space with Trinad Management, LLC (“Trinad Management”) for rent in the amount of $8,500 per month.

The principal offices of our sole operating subsidiary, Twistbox, are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, the WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. The term of the lease expires on July 15, 2010. Twistbox also leases property  in Dortmund, Germany and Poland, where it has branch operations.

ITEM 3. LEGAL PROCEEDINGS

As of the date of filing this Annual Report on Form 10-KSB, we are not a party to any litigation that we believe would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 11, 2008, the closing price of our common stock was $5.50.

Our common stock is quoted on the OTC Bulletin Board under the symbol “MNDL.OB.” Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of our common stock for the years ended December 31, 2006 and December 31, 2007. The quotations reflect last sale closing price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2006	High	Low	Fiscal 2007	High	Low
First quarter	N/A	N/A	First quarter	$2.50	$1.75
Second quarter	$5.75	$0.40	Second quarter	$3.00	$1.90
Third quarter	$2.05	$1.25	Third quarter	$4.00	$2.25
Fourth quarter	$2.05	$2.00	Fourth quarter	$4.50	$2.30

There has never been a public trading market for any of our securities other than our common stock.

Holders

As of April 11, 2008, there were 549 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,600,000	$2.64	1,400,000

Equity compensation plans not approved by security holders	0	0	0

Total	1,600,000	$2.64	1,400,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” beginning on page 16 and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refers to the business and operations of Mandalay Media, Inc. through its sole operating and wholly-owned subsidiary, Twistbox Entertainment, Inc.

Historical Operations of Mandalay Media, Inc.

Mandalay was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, Mandalay merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, Mandalay changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

On October 27, 2004, and as amended on December 17, 2004, Mandalay filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) Mandalay’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by Mandalay to fund the expenses of remaining public; (4) 3.5% of the new common stock of Mandalay (140,000 shares) was issued to the holders of record of Mandalay’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of Mandalay (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of Mandalay (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, Mandalay and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, Mandalay was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE MERGER

Mandalay entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc. (a Delaware corporation and a wholly-owned subsidiary of Mandalay (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Captial, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Mandalay common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan was assumed by Mandalay, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, except that (a) the number of shares of Mandalay common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, Mandalay also assumed all unvested Twistbox options. The merger consideration consisted of an aggregate of up to 12,325,000 shares of Mandalay common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of Mandalay common stock required for assumption of the vested Twistbox options. Mandalay reserved an additional 318,722 shares of Mandalay common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, Mandalay or any subsidiary of Twistbox or Mandalay immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct,  pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of  our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of  our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both  warrants expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the Note. The financial covenants of the Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay is required to maintain a cash balance of not less than $4,000,000 at all times.

Effective as of the closing of the Merger, Ian Aaron and Adi McAbian were appointed to our board of directors (the “Board of Directors”).

Overview

As of February 12, 2008, our operations are currently those of our wholly-owned, sole operating subsidiary, Twistbox Entertainment, Inc. (“Twistbox”). Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, Twistbox serves as Vodafone’s exclusive supplier of late night content, a portion of which is age-verified. Additionally, Twistbox is one of the select few content aggregators for Vodafone. Twistbox aggregates content from leading entertainment companies and manages distribution of this content to Vodafone. Additionally, Twistbox maintains distribution agreements with other leading mobile network operators throughout the North American, European, and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, Hutchinson 3G, Three, O2 and Orange.

Twistbox’s intellectual property encompasses over 75 worldwide exclusive or territory exclusive content licensing agreements that cover all of its key content genres including lifestyle, glamour, and celebrity news and gossip for U.S. Hispanic and Latin American markets, poker news and information, late night entertainment and casual games.

Twistbox currently has content live on more than 100 network operators in 40 countries. Through these relationships, Twistbox can currently reach over one billion mobile subscribers worldwide. Its existing content portfolio includes 300 WAP sites, 250 games and 66 mobile TV channels.

In addition to its content publishing business, Twistbox operates a rapidly growing suite of Premium Short Message Service (Premium SMS) services that include text and video chat and web2mobile marketing services of video, images and games that are promoted through on-line, magazine and TV affiliates. The Premium SMS infrastructure essentially allows end consumers of Twistbox content to pay for their content purchases directly from their mobile phone bills.

Twistbox’s end-users are the highly-mobile, digitally-aware 18 to 35 year old demographic. This group is a major consumer of digital entertainment services and commands significant amounts of disposable income. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

Stock Sales and Liquidity

On August 3, 2006, we increased our authorized shares of common stock from 19,000,000 to 100,000,000 and authorized and effectuated a 2.5 to 1 stock split of our common stock to increase our outstanding shares from 4,000,000 to 10,000,000. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On September 14, 2006, we sold 2,800,000 units; on October 12, 2006, we sold 3,400,000 units; and on December 26, 2006, we sold 530,000 units. Each unit sold, at a price per unit of $1.00, consisted of one share of our common stock and one warrant to purchase one share of our common stock. We realized net proceeds of $6,057,000 after the costs of the offering. The warrants have an exercise price of $2.00 per share and expire as follows: 2,800,000 warrants expire in September 2008; 3,400,000 warrants expire in October 2008; and 530,000 warrants expire in December 2008.

On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC (“Trinad Management”). Pursuant to the terms of the agreement, Trinad Management purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $ 0.0001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $100,000. Series A Preferred stockholders are entitled to convert, at their option, all or any shares of the Series A Preferred Stock into the number of fully paid and non-assessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred Stock, plus the amount of any accumulated but unpaid dividends as of the conversion date, by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share at the date of grant. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the reduction of stockholders’ equity for the recognition of a preferred stock dividend and an increase to additional paid-in capital.

On July 24, 2007, we entered into a Subscription Agreement with certain investors, pursuant to which such investors agreed to subscribe for an aggregate of 5,000,000 shares of our common stock. Each share of common stock was sold at the price of $0.50, for an aggregate purchase price of $2,500,000.

On November 7, 2007, we entered into non-qualified stock option agreements with certain of our directors and officers (the “Option Holders”) pursuant to our 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), whereby we issued options (the “Options”) to purchase an aggregate of 1,500,000 shares of our common stock. The Option Holders included James Lefkowitz, President of the Company, Robert Zangrillo, a director of the Company, and Bruce Stein, a director of the Company and our Chief Executive Officer as of March 7, 2008, each of whom was granted an Option to purchase 500,000 shares in connection with services provided to the Company. The Options have a ten-year term and are exercisable at a price of $2.65 per share. On November 14, 2007, we entered into a non-qualified stock option agreement with Richard Spitz, a director of the Company, whereby we issued an option to purchase 100,000 shares of its common stock.  The options granted to Mr. Spitz have a ten-year term and are exercisable at a price of $2.50 per share. The Options for Messrs. Zangrillo, Stein and Spitz become exercisable over a two-year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary thereafter and the remaining one-third on the second anniversary thereafter. The Options for Mr. Lefkowitz also become exercisable over a two-year period, with one-third of the Options granted vesting immediately upon grant, an additional one-third vesting on June 28, 2008 and the remainder vesting on June 28, 2009. The Options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On January 2, 2008, we granted Mr. Stein additional options to purchase 50,000 shares of our common stock. The options have a ten-year term and are exercisable at a price of $4.65 per share. One-third of the options granted were immediately exercisable upon grant, an additional one-third will vest on November 7, 2008 and the remaining one-third will vest on November 7, 2009. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

As described above, pursuant to the Merger, we issued 10,180,292 shares of Mandalay common stock as part of the merger consideration in connection with the Merger. Such issuance was made pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act.

In addition, also in connection with the Merger, on February 12, 2008, we entered into non-qualified stock option agreements with certain of our directors and officers under the 2007 Plan, as amended, whereby we issued options to purchase an aggregate of 1,700,000 shares of our common stock. Ian Aaron, Chief Executive Officer of Twistbox and a director of Mandalay, Russell Burke, Chief Financial Officer of Twistbox, David Mandell, Executive Vice-President, General Counsel and Corporate Secretary of Twistbox and Patrick Dodd, Senior Vice of Worldwide Sales and Marketing of Twistbox, each of whom received an option to purchase 600,000 shares, 350,000 shares, 450,000 shares and 300,000 shares, respectively, of our common stock. The options have a ten-year term and are exercisable at a price of $4.75 per share. The options become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary of the date of grant, and the remaining one-third on the second anniversary of the date of grant. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

On March 7, 2008, the Company granted Mr. Stein options to purchase an aggregate of 1,001,864 shares of common stock, pursuant to the 2007 Plan, in connection with an amendment to his employment agreement. The options have a ten-year term and are exercisable at a price of $4.25 per share. The options vest as follows: options to purchase 233,830 shares will vest on March 7, 2009, options to purchase 233,830 shares will vest on March 7, 2010 and Options to purchase the remaining 534,204 shares will vest on March 7, 2011. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

As of December 31, 2007, Twistbox had approximately $7,250,000 of cash, and management believes it has sufficient cash to satisfy the Company’s monetary needs for the next twelve months.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox, which became our wholly-owned and sole operating subsidiary as of February 12, 2008. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s games to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each game. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s games through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that improving quality and greater availability of 2.5 and 3G handsets is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of publishers that have the ability to provide high-quality mobile content consistently and port it rapidly and cost-effectively to a wide variety of handsets. Additionally, branded content owners are seeking publishers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development and porting technology and has achieved the scale to operate at this level. We also believe that leveraging carrier and content owner relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market and our ability to leverage our distribution and content relationships, as well as to continue to expand. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues

Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as quality assurance (“QA”) and use of short codes are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. In the case of Play for Prizes games, this is further impacted by its suitability to “tournament” play and the prizes available. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and QA, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses

Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, porting, quality assurance, carrier certification and deployment of our content, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our content, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, porting and quality assurance of our content. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technology we have developed and better control game delivery. Games development may encompass development of a game from concept through deployment or adaptation or rebranding of an existing game. For acquired content, typically we will receive content from our licensors which must be edited for mobile phone users, combined with other appropriate content, and packaged for end consumers. The process is made more complex by the need to deliver content on multiple carriers platforms and across a large number of different handsets.

Sales and Marketing. Twistbox’s sales and marketing expenses historically, and our sales and marketing expenses going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our carrier network.

General and Administrative. Twistbox’s general and administrative expenses historically, and our sales and marketing expenses going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our international operations and, in the near term, additional accounting costs related to our operation as a public company.

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists and platform, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of three to five years.

Contractual Obligations

The following table is a summary of Twistbox's contractual obligations as of December 31, 2007:

	Payments due by period
		Less than
	Total	1 Year	1-3 Years	Thereafter
	(In thousands)

Long-term debt obligations	$19,842	$1,554	$18,288	$0
Operating lease obligations	671	276	395	0
Guaranteed royalties	6,680	2,730	3,950	0
Capitalized leases and other obligations	4,974	3,051	1,923	0

Debt obligations include interest payments on the loan from ValueAct described above. Operating lease obligations represent noncancelable operating leases for Twistbox’s office facilities in several locations, expiring in various years through 2010. Twistbox has entered into license agreements with various owners of brands and other intellectual property so that we could develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales. Capitalized leases and other obligations include payments to various distribution providers, technical providers and employees for agreements with initial terms greater than one year at December 31, 2007.

On May 30, 2006, Twistbox entered into a distribution agreement pursuant to which it is required to pay quarterly license fees for the use and distribution of certain intellectual property. The amount of license fees payable is equal to the greater of 50% of the net revenues received by us in connection with the use and distribution of the intellectual property subject to the agreement and certain minimum guarantee payments. The term of the agreement expires on December 1, 2009, subject to earlier termination under certain circumstances, and automatically renews for one two-year period unless prior notice is given by either party of its intent not to renew the agreement.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Management Changes

On August 6, 2007, we increased the size of our Board of Directors to six members and appointed Peter Guber as Co-Chairman of the Board and a director of the Company and Paul Schaeffer as Vice-Chairman of the Board and a director of the Company. On November 7, 2007, we increased the size of the Board to eight members and appointed Robert Zangrillo and Bruce Stein as directors of the Company. On November 14, 2007, we increased the size of our Board of Directors to nine members and appointed Richard Spitz as a director at the Company.

On February 12, 2008, we increased the size of our Board of Directors to eleven members and appointed Ian Aaron and Adi McAbian as directors of the Company.

On March 7, 2008, Bruce Stein was appointed as Chief Executive Officer of the Company.

On April 9, 2008, David Chazen resigned from our Board of Directors.

Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. We are currently assessing the impact that SFAS No. 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141).  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk

Our current operations have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents or short-term investments and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At April 11, 2008, our largest customer represented 36% of our gross accounts receivable.

Foreign Currency Risk

The functional currencies of our United States and German operations are the United States Dollar, or USD, and the Euro, respectively. A significant portion of our business is conducted in currencies other than the USD or the Euro. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in either the USD or the Euro. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Euro and pound sterling versus the USD and in the Euro versus the pound sterling. In the future, we may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refers to the business and operations of Mandalay Media, Inc. through its sole operating and wholly-owned subsidiary, Twistbox Entertainment, Inc.

Risks Related to Our Business

Twistbox has a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

We have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain our current, and develop new, wireless carrier relationships, in both the international and domestic markets;

•	maintain and expand our current, and develop new, relationships with third-party branded and non-branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality products and services that achieve significant market acceptance;

•	continue to port existing products to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our products and services;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier relationships, represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	changes in prominence of deck placement for our leading products and those of our competitors;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Failure to meet market expectations would likely result in decreases in the trading price of our common stock.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile products and services is a highly competitive business. We compete for end users primarily on the basis of “on-deck” or “off-deck” positioning, brand, quality and price. We compete for wireless carriers for “on-deck” placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors include Arvato, Minick, Jamba, Buongiorno, Mobile Streams, Glu Mobile, Player X and Gameloft. In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop products and services without having to pay royalties;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our products and services based on third-party content.

Revenues are derived from our products and services based on or incorporating brands or other intellectual property licensed from third parties. Any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own products or other applications, competing with us in the marketplace. Several of these licensors already provide intellectual property for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

We have both exclusive and non-exclusive licenses and both licenses that are global and licenses that are limited to specific geographies. Our licenses generally have terms that range from two to five years . We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our current products or services, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license which would harm our business, operating results and financial condition.

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition. In addition, some rights are licensed from licensors that have or may develop financial difficulties, and may enter into bankruptcy protection under U.S. federal law or the laws of other countries. If any of our licensors files for bankruptcy, our licenses might be impaired or voided, which could materially harm our business, operating results and financial condition.

We currently rely on wireless carriers to market and distribute our products and services and thus to generate our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

We have both exclusive and non-exclusive carrier agreements. Typically, carrier agreements have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, the total revenues received from these carriers will be significantly reduced.

Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

•	the carrier’s preference for our competitors’ products and services rather than ours;

•	the carrier’s decision not to include or highlight our products and services on the deck of its mobile handsets;

•	the carrier’s decision to discontinue the sale of some or all of products and services;

•	the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;

•	the carrier’s decision to require market development funds from publishers like us;

•	the carrier’s decision to restrict or alter subscription or other terms for downloading our products and services;

•	a failure of the carrier’s merchandising, provisioning or billing systems;

•	the carrier’s decision to offer its own competing products and services;

•	the carrier’s decision to transition to different platforms and revenue models; and

•	consolidation among carriers.

If any of our carriers decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing new products and services that wireless carriers distribute and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our products and services are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in the popularity of our offerings that could materially reduce our revenues and harm our business, operating results and financial condition.

Inferior deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of products that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the volume of products available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top level menus highlighting products that are recent top sellers or are of particular interest to the subscriber, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional products sorted by genre. We believe that deck placement on the top level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in products achieving a greater degree of commercial success. If carriers choose to give our products less favorable deck placement, our products may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services or if we incur excessive expenses promoting and maintaining our brand or our products and services, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new relationships. Promotion of the company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attract new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We depend on the continued contributions of our domestic and international senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. All of our executive officers and key employees are under short term employment agreements which means, that their future employment with the company is uncertain. We do maintain a key-person life insurance policy on some of our officers or other employees, but the continuation of such insurance coverage is uncertain.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the Los Angeles area, where our headquarters are located. Further, two of our principal overseas operations are based in the United Kingdom and Germany, areas that, similar to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.

Growth may place significant demands on our management and our infrastructure.

We operate in an emerging market and have experienced, and may continue to experience, growth in our business through internal growth and acquisitions. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to:

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	maintain our quality standards; and

•	maintain branded content owner, wireless carrier and end-user satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other harmful consequences.

We have made acquisitions and, although we have no present understandings, commitments or agreements to do so, we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

International acquisitions involve risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Some or all of these issues may result from our acquisition of the Germany based mobile games development and publishing company Charismatix Ltd & Co KG in May 2006 and the U.S. based mobile games studio from Infospace, Inc. in January 2007. If the anticipated benefits of these or future acquisitions do not materialize, we experience difficulties integrating Charismatix, the games studio or businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.

We expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	higher costs associated with doing business internationally;

•	difficulties in staffing and managing international operations;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions;

•	variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in countries other than the United States.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. These risks could harm our international expansion efforts, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we fail to deliver our products and services at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business is dependent, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. We do not control the timing of these handset launches. Some new handsets are sold by carriers with certain products or other applications pre-loaded, and many end users who download our products or use our services do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our products and services for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of launch delays, we miss the opportunity to sell products and services when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our products and services in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Wireless carriers generally control the price charged for our products and services and the billing and collection for sales and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our products and services either by approving or establishing the price of the offering charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our offerings, or changes in these prices could adversely affect market acceptance of our offerings. Similarly, for the significant minority of our carriers, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our offerings, could adversely affect sales volume and our revenues for those offerings.

Carriers and other distributors also control billings and collections for our products and services, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

We may be unable to develop and introduce in a timely way new products or services, and our products and services may have defects, which could harm our brand.

The planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our products or services is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships and damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new products and services may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a product or service is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.

If we fail to maintain and enhance our capabilities for porting our offerings to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales could suffer.

Once developed, a product or application may be required to be ported to, or converted into separate versions for, more than 1,000 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer, branded content owners might choose not to grant us licenses and carriers might choose not to give our products and services desirable deck placement or not to give our products and services placement on their decks at all.

Changes to our design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new products and applications to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port our products and applications to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and software. Monitoring unauthorized use of our technology and software is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and software, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

In addition, although we require third parties to sign agreements not to disclose or improperly use our intellectual property, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our business, operating results and financial condition.

Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or software or to license the infringed or similar technology or software on a timely basis could force us to withdraw products and services from the market or prevent us from introducing new products and services. In addition, even if we are able to license the infringed or similar technology or software, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

In the ordinary course of our business, most of our agreements with carriers and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products and services, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results and financial condition.

As a result of a majority of our revenues currently being derived from a limited number of wireless carriers, if any one of these carriers were unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

If any of our primary carriers is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly and our financial condition will be harmed.

We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

The operation of our business and our efforts to grow our business will further require significant cash outlays and commitments. If our cash, cash equivalents and short-term investments balances and any cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

We face risks associated with currency exchange rate fluctuations.

We currently transact a significant portion of our revenues in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled wireless carriers, increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Changes to financial accounting standards could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission (“SEC” or the “Commission”) and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. For example, we have used stock options as a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.

We may be liable for the content we make available through our products and services with mature themes.

Because some of our products and services contain content with mature themes, we may be subject to obscenity or other legal claims by third parties. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our products and services and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

Government regulation of our content with mature themes could restrict our ability to make some of our content available in certain jurisdictions.

Our business is regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. The governments of some countries have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or “immoral” influences. Regulation aimed at limiting minors’ access to content with mature themes could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems. As a result, government regulation of our adult content could have a material adverse effect on our business, financial condition or results of operations.

Negative publicity, lawsuits or boycotts by opponents of content with mature themes could adversely affect our operating performance and discourage investors from investing in our publicly traded securities.

We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of adult-oriented entertainment. These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult - oriented entertainment. To the extent our content with mature themes is viewed as adult-oriented entertainment, the costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. To date, we have not been a target of any of these advocacy groups. As a provider of content with mature themes, we cannot assure you that we may not become a target in the future.

Risks Relating to Our Industry

Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. If we fail to anticipate and adapt to these and other technological changes, the available channels for our products and services may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies and develop products and services to accommodate evolving industry standards with improved performance and reliability. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products and services.

Technology changes in the wireless industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services, and other mobile entertainment products, competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to end users, or both. If we cannot achieve our technology goals within our original development schedule, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase the resources employed in research and development in an attempt either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses. In either case, our business, operating results and financial condition could be materially harmed.

The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our products and services.

To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich products and services, we anticipate that our development costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.

If wireless subscribers do not continue to use their mobile handsets to access mobile entertainment and other applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications developed by our current or future competitors may be preferred by subscribers to our offerings. In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms. If the market for our products and services does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the kinds of offerings that we publish, or switch to platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of our offerings and mobile handsets on which they are accessed; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our offerings, increase our costs and cause our offerings to be of lower quality or to be published later than anticipated.

Mobile handsets require multimedia capabilities enabled by technologies capable of running applications such as ours. Our development resources are concentrated in today’s most popular platforms, and we have experience developing applications for these platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Mobile publishers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the downloading of such offerings. In certain circumstances, mobile publishers may also rely on their own servers to deliver products on demand to end users through their carriers’ networks. In addition, certain products   require access over the mobile internet to our servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our products and services successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads and may cause end users to lose functionality. This could harm our business, operating results and financial condition.

Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our products and services and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

A growing number of handset models currently available allow wireless subscribers to browse the internet and, in some cases, download applications from sources other than through a carrier’s on-deck portal. In addition, the development of other application delivery mechanisms such as premium-SMS may enable subscribers to download applications without having to access a carrier’s on-deck portal. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass the carriers’ on-deck portal and could reduce the market power of carriers. This could force us to rely further on alternative sales channels and could require us to increase our sales and marketing expenses significantly. Relying on placement of our products and services in the menus of off-deck distributors may result in lower revenues than might otherwise be anticipated. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels. This could harm our business, operating results and financial condition.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets. Security experts have identified computer “worm” programs that target handsets running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to reduce or delay future purchases of our products or reduce or delay the use of their handsets. Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models. Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our products and services.

A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our products and services, and this could harm our business, operating results and financial condition.

Risks Relating to Our Common Stock

There is a limited trading market for our common stock.

Although prices for our shares of common stock are quoted on the OTC Bulletin Board (under the symbol MNDL.OB), there is no established public trading market for our common stock, and no assurance can be given that a public trading market will develop or, if developed, that it will be sustained.

The liquidity of our common stock will be affected by its limited trading market.

Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol MNDL.OB. There is currently no broadly followed, established trading market for our common stock. While we are hopeful that, following the Merger, we will command the interest of a greater number of investors, an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

If and when a trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets, and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	fluctuations in merchant credit card interest rates;

•	significant sales of our common stock or other securities in the open market; and

•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

“Penny stock” rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock .

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is if we begin to generate excess cash flow.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 77.4% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of wireless carriers for information regarding the amount of sales of our products and services and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

The Sarbanes-Oxley Act will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, and officers will be significantly curtailed.

ITEM 7. FINANCIAL STATEMENTS

Mandalay Media, Inc. (Formerly Mediavest, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mandalay Media, Inc. (Formerly Mediavest, Inc.)

We have audited the accompanying balance sheet of Mandalay Media, Inc. (formerly Mediavest, Inc.) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mandalay Media, Inc. (formerly Mediavest, Inc.) as of December 31, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co., LLP
Raich Ende Malter & Co., LLP

New York, New York
April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mandalay Media, Inc. (Formerly Mediavest, Inc.)

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Mandalay Media, Inc. (formerly Mediavest, Inc.) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Mandalay Media, Inc. (formerly Mediavest, Inc.) for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Most & Company, LLP
Most & Company, LLP

New York, New York
March 26, 2007

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)

BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash	$7,254,662

Deferred acquisition costs	141,258

Total assets	$7,395,920

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$447,337

Stockholders' equity:
Series A Convertible Preferred stock, 1,000,000 shares authorized at $.0001 par value,
100,000 shares issued or outstanding	100,000
Common stock, 100,000,000 shares authorized at $.0001 par value,
21,968,797 shares issued and outstanding	2,197
Additional paid-in capital	11,257,469
Deferred Compensation	(1,439,928)
Accumulated deficit	(2,971,155)

Total stockholders' equity	6,948,583

Total liabilities and stockholders' equity	$7,395,920

See notes to financial statements

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)

STATEMENT OF OPERATIONS
Years Ended December 31,

	2007	2006

General and administrative expenses	$(2,520,621)	$(553,486)

Interest income	316,510	-

Net Loss	(2,204,111)	(553,486)

Preferred stock dividend	-	(42,500)

Net loss attributable to common stockholders	$(2,204,111)	$(595,986)

Basic and diluted net loss per common share	$(0.12)	$(0.05)

Weighted average common shares outstanding,
basic and diluted	18,996,679	11,599,397

See notes to financial statements

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Deferred	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2005	-	-	10,000,000	$1,000	$99,000	-	$(171,058)	$(71,058)

Warrants issued for share
based compensation	-	-	-	-	111,080	-	-	111,080

Sale of common stock			6,730,000	673	6,056,327	-	-	6,057,000

Sale of preferred stock	100,000	$100,000	-	-	-	-	-	100,000

Preferred stock dividend	-	-	-	-	42,500	-	(42,500)	-

Net Loss	-	-	-	-	-	-	(553,486)	(553,486)

Balance at December 31, 2006	100,000	100,000	16,730,000	1,673	6,308,907	-	(767,044)	5,643,536

Stock options issued for share
based compensation	-	-	-	-	2,475,784	$(2,475,784)	-	-

Amortization of share based
compensation	-	-	-	-	-	1,035,856	-	1,035,856

Sale of common stock (net of
offering costs of $26,698)	-	-	5,000,000	500	2,472,802	-	-	2,473,302

Cashless exercise of warrants	-	-	238,797	24	(24)	-	-	-

Net Loss	-	-	-	-	-	-	(2,204,111)	(2,204,111)

Balance at December 31, 2007	100,000	$100,000	21,968,797	$2,197	$11,257,469	$(1,439,928)	$(2,971,155)	$6,948,583

 See notes to financial statements

MANDALAY MEDIA, INC.
(Formerly Mediavest, Inc.)

STATEMENT OF CASH FLOWS
Years Ended December 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,204,111)	$(553,486)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share based compensation (net of deferred
compensation of $1,439,928 in 2007)	1,035,856	111,080
Changes in assets and liabilities:
Accounts payable and accrued expenses	348,640	24,273

Net cash used in operating activities	(819,615)	(418,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(141,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	-	100,000

Proceeds from sale of common stock (net of
offering costs of $26,698)	2,473,302	6,057,000

Net cash provided by financing activities	2,473,302	6,157,000

Net increase (decrease) in cash	1,512,429	5,738,867

Cash and cash equivalents, beginning of period	5,742,233	3,366

Cash and cash equivalents, end of period	$7,254,662	$5,742,233

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend		$42,500

See notes to financial statements

MANDALAY MEDIA, INC
(Formerly Mediavest, Inc.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE 1. ORGANIZATION AND OPERATIONS

Mandalay Media, Inc. (Company), formerly Mediavest, Inc. (Mandalay) was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. (Mediavest). Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 through its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 10).

On September 14, 2007, Mandalay Media, Inc. (Mandalay) was incorporated by Mediavest in the state of Delaware.

On November 7, 2007, Mediavest merged into its wholly-owned, newly formed subsidiary, Mandalay, with Mandalay as the surviving corporation. Mandalay issued: (1) one new share of common stock in exchange for each share of Mediavest’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mediavest’s outstanding preferred stock as of November 7, 2007. Mandalay’s preferred and common stock assumed the same status and par value as Mediavest’s and acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mediavest.

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to classify income tax assessments, if any, for tax related interest as interest expenses and for tax related penalties as general and administrative expenses.

 Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued expenses, approximate their fair values because of their relatively short maturities.

 Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the years ended December 31, 2007 and 2006 consisted of  1,591,948 and  24,384 shares, respectively, and were not included in the computation of diluted loss per share as they were antidilutive in each period.

Share-based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on the estimated fair values of the awards on the date of the grant. Warrants and options are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

Share based compensation costs with future services periods were recorded as deferred compensation and amortized over the respective service period.

Preferred Stock

The Company applies the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

The Company’s preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company’s control as of December 31, 2007. Accordingly all issuances of preferred shares are presented as a component of stockholders equity.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3.  PREFERRED STOCK

On October 3, 2006, the Company designated a Series A Preferred Stock, par value $.0001 per share (Series A). The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an if-converted basis and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series A holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the company, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

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

On August 3, 2006, the Company sold 100,000 shares of the Series A to Trinad Management, LLC (Trinad Management), an affiliate of Trinad Capital LP (Trinad Capital), one of the Company’s principal shareholders, for an aggregate sale price of $100,000, $1.00 per share. The Company recognized a one time, non-cash deemed preferred dividend of $42,500 because the fair value of our common stock at the time of the sale of $1.425 per share, was greater than the conversion price of $1.00 per share.

NOTE 4.  COMMON STOCK

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

On August 3, 2006, the Company granted warrants to purchase 150,000 and 50,000 shares of common stock of the Company to its president and a director, respectively. Each warrant is exercisable at $2.50 per share, through August 1, 2008. The warrants were valued at $111,000 using a Black-Scholes model assuming a risk free interest rate of 4.89%, expected life of two years, and expected volatility of 105.67%.

On September 14, 2006, October 12, 2006 and December 26, 2006, the Company sold 2,800,000, 3,400,000 and 530,000 units, respectively, at $1.00 per unit, for an aggregate proceeds of $ 6,057,000, net of offering costs of $673,000. Each unit consisted of one share of common stock of the Company and one warrant. Each warrant is exercisable to purchase one share of common stock of the Company at $2.00 per share, through September, October and December 2008.

On July 24, 2007, the Company sold 5,000,000 shares of the Company's common stock, at $0.50 per share, for aggregate proceeds of $2,473,302, net of offering costs of $26,698.

In September, October and December 2007, warrants to purchase 625,000 shares of common stock were exercised in a cashless exchange for 238,797 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On November 7, 2007, the Company granted non-qualified stock options to purchase 500,000 shares of common stock of the Company to a director under the Plan. The options have a ten year term and are exercisable at $2.65 per share, with one-third of the options vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the one-third on the second anniversary of the date of grant. The options were valued at $771,862 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

On November 14, 2007, the Company granted non-qualified stock options to purchase 100,000 shares of common stock of the Company to a director under the Plan. The options have a ten year term and are exercisable at a price of $2.50 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. The options were valued at $160,198 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

Series A Preferred Stock	100,000
Options under the Plan	7,000,000
Warrants not under the Plan	100,000
Warrants issued with units	6,205,000

13,405,000

NOTE 5.   STOCK OPTION PLAN

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

On February 12, 2008, the Company amended the Plan to increase the number of shares of our common stock that may be issued under the Plan to 7,000,000 shares and on March 7, 2008, amended the Plan to increase the maximum number of shares of the Company's common stock with respect to which stock rights may be granted in any fiscal year to 1,100,000 shares. All other terms of the plan remain in full force and effect.

For the year ended December 31, 2007, option activity under the plan was as follows:

	Number of Shares	Weighted-Average Exercise Price per Share

Outstanding - January 1, 2007	None
Granted	1,600,000	$2.64
Cancelled	-	-
Exercised	-	-

Outstanding -December 31, 2007	1,600,000	$2.64

Exercisable at end of year	533,333	$2.64

Available for future grants	1,400,000

As of December 31, 2007, a summary of options outstanding under the Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 12/31/07	Weighted-Average Exercise Price	Number Exercisable at December 31, 2007	Weighted-Average Exercise Price

$2.00-$3.00	9.85 Years	1,600,000	$2.64	533,333	$2.64

For the years ended December 31, 2007 and 2006, non plan warrant activity was as follows:

	2007		2006
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	6,930,000	$2.01	None	-
Granted	-	-	6,930,000	$2.01
Cancelled	-	-	-	-
Exercised	(625,000)	$2.08	-	-

Outstanding at end of year	6,305,000	$2.01	6,930,000	$2.01

Exercisable at end of year	6,305,000	$2.01	6,930,000	$2.01

NOTE 6. COMMITMENTS

Effective October 1, 2006, the Company entered into an agreement for consultancy and advisory services, payable $10,000, per month, until termination by either party.

Employment Agreements

On June 28, 2007, the Company entered into an employment agreement with its president providing for: (1) an initial base salary of $250,000, per year; (2) a signing bonus of $100,000; (3) bonuses at the discretion of the Board of Directors; and (4) severance equal to one month of base pay for each year of employment up to a maximum of 12 months in the event of termination by the Company without cause. In connection with the employment agreement, the Company granted non-qualified stock options to purchase 500,000 shares of common stock of the Company under the Plan. The options are exercisable at $2.65 per share, over a two year period, with one-third of the options granted vesting immediately upon grant, one-third vesting on June 28, 2008, and one third vesting on June 28, 2009. The options were valued at $771,862 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

On November 7, 2007, the Company entered into an employment agreement, as amended, on March 7, 2008, with its new chief executive officer for a term of two years providing for an initial base salary of $350,000 per year, and provided for grants of non-qualified stock options to purchase 550,000 shares of common stock of the Company under the Plan. On November 7, 2007, options to purchase 500,000 shares of common stock which were granted which are exercisable at $2.65 per share, over ten years, with one-third of the options vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third on the second anniversary of the date of grant. The options were valued at $771,862 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%. On January 2, 2008, an option to purchase an additional 50,000 shares of common stock was granted, exercisable at $4.65 per share, over ten years, with one-third vesting immediately on the grant date, one-third vesting on November 7, 2008 and one-third vesting on November 7, 2009.

Further, in connection with the amendment on March 7, 2008, the Company granted an additional option to purchase 1,001,864 shares of the Company’s common stock under the Plan, exercisable over a ten year period at an exercise price of $4.25 per share, with 233,830 options vesting on the first anniversary of the date of grant, 233,830 options vesting on the second anniversary of the grant and the remaining 534,204 vesting on the third anniversary of the grant.

NOTE 7. INCOME TAX

As of December 31, 2007, the Company had of net operating loss (NOL) carryforwards to reduce future Federal income taxes of approximately $38,000,000, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL' carryforwards.

As of December 31, 2007, realization of the Company's net deferred tax asset of approximately $15,100,000 was not considered more likely than not and, accordingly, a valuation allowance of $15,100,000 has been provided. During the year ended December 31, 2007, the valuation allowance increased by $900,000.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 31, 2007 and December 31, 2007.

As of December 31, 2007, the components of deferred tax asset consisted of the following:

Net operating loss carryforwards	$14,700.000
Share-based compensation	400,000
Valuation allowance	(15,100,000)

None

For the years ended December 31, 2007 and 2006 the components of deferred tax expense consisted of the following:

	2007	2006

Net operating loss	$500,000	$200,000
Share-based compensation	400,000	-

Less valuation allowance	(900,000)	(200,000)

	None	None

For the years ended December 31, 2007 and 2006, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	Year Ended December 31,
	2007	2006

Federal income tax, at statutory rate	$(800,000)	$(180,000)
State income tax, net of federal benefit	(100,000)	(20,000)
Change in valuation allowance	900,000	200,000

	None	None

NOTE 8.  RELATED PARTY TRANSACTIONS

In 2006, the Company borrowed an aggregate of $100,000 from Trinad Capital, with interest at 10%, per annum. The loans were repaid on October 10, 2006, with interest of $5,082.

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90,000 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000,000. For the years ended December 31, 2007 and 2006, the Company paid management fees under the agreement of $360,000 and $107,000, respectively.

In January 2007, prior to his employment as an officer of the Company, our president received $25,000 in consulting fees.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $8,500 per month. Rent expense was $76,500 as of December 31, 2007.

NOTE 9.  CONCENTRATIONS

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

NOTE 10. SUBSEQUENT EVENTS

On February 12, 20087, Mandalay completed a merger with Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 9,861,578 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463,472 shares of common stock of the Company, including 2,144,700 vested and 318,722 unvested options.

After the Merger, Twistbox became a wholly owned subsidiary of the Company.

In connection with the Merger, the Company guaranteed up to $8,250,000 of principal under an existing note of Twistbox in accordance with the terms, conditions and limitations contained in the note. In connection with the guaranty, the Company issued the lender warrants to purchase 1,092,622 and 1,092,621 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. In connection with the note, Twistbox and the Company are required to maintain cash balances of not less than $2,500,000 and not less than $4,000,000, respectively, at all times.

As of December 31, 2007, in connection with the acquisition of Twistbox, the Company incurred deferred acquisition costs of $141,258.

Effective March 31, 2008, the Company changed the fiscal year end from December 31, to March 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Chief Executive Officer, Bruce Stein, and Chief Financial Officer, Jay A. Wolf, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a(e)-15 or 15d-15(e), as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Stein and Wolf concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was prepared.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains certain information with respect to our current officers and directors.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth our directors and executive officers as of April 11, 2008:

Name	Age	Position(s)
Bruce Stein	53	Chief Executive Officer, Director
James Lefkowitz	49	President
Ian Aaron	47	President and Chief Executive Officer of Twistbox, Director
Russell Burke	47	Senior Vice President and Chief Financial Officer of Twistbox
David Mandell	46	Executive Vice President, General Counsel and Corporate Secretary of Twistbox
Eugen Barteska	36	Managing Director of Twistbox Games
Adi McAbian	34	Director
Peter Guber	66	Co-Chairman
Robert S. Ellin Jay A. Wolf	43 35	Co-Chairman Director
Barry I. Regenstein	51	Director
Paul Schaeffer	60	Director
Robert Zangrillo	42	Director
Richard Spitz	47	Director

Biographical information for our directors and executive officers are as follows:

Bruce Stein. Mr. Stein has been our Chief Executive Officer since March 2008 and has served on our Board of Directors since November 2007. From January 2008 until March 2008, Mr. Stein was our Chief Operating Officer.   Prior to joining the Company, Mr. Stein was founder and since September 2003 had been Co-Chief Executive Officer of The Hatchery LLC (“The Hatchery”), a company specializing in intellectual property development and entertainment production of kids and family franchises. Since 2003, he has served on the board of directors of ViewSonic, Inc. and is chairman of the compensation committee. Prior to joining The Hatchery, Mr. Stein held various executive titles at Mattel, Inc., including Worldwide President, Chief Operating Officer and a member of the board of directors from August 1996 through March 1999. From August 1995 through August 1996, Mr. Stein was Chief Executive Officer of Sony Interactive Entertainment Inc., a subsidiary of Sony Computer Entertainment America Inc. At various times between January 1995 and June 1998, Mr. Stein served as a consultant to DreamWorks SKG, Warner Bros. Entertainment and Mandalay Entertainment. From 1987 through 1994, Mr. Stein served as President of Kenner Products, Inc. Mr. Stein received a B.A. from Pitzer College and an M.B.A. from the University of Chicago.

James Lefkowitz.  Mr. Lefkowitz has been our President since June 2007. He is a 20 year entertainment industry veteran with a wide range of experience in law, business, finance, film and television. Mr. Lefkowitz joined Mandalay from Cantor Fitzgerald (Cantor), where he was managing director of Cantor Entertainment. Prior to Cantor, Mr. Lefkowitz was an agent for eight years at Creative Artists Agency, the premiere talent agency in Hollywood, where he represented actors, writers and directors. He began his career as an attorney at the law firm of Manatt, Phelps, and Phillips in Los Angeles. He subsequently worked for six years as a business affairs executive at Walt Disney Studios and Touchstone Pictures. Mr. Lefkowitz is a graduate of the University of Michigan School of Business Administration and Michigan Law School.

Ian Aaron. Mr. Aaron has been a member of our Board of Directors since February 2008 and has been the President and Chief Executive Officer of Twistbox since January 2006.   He is responsible for Twistbox’s general entertainment, games and late night business units. Mr. Aaron has over 20 years of experience in the fields of international CATV, telecom and mobile distribution and has served on the board of directors of a number of international media and technology-based companies. Prior to joining Twistbox, Mr. Aaron served as President of the TV Guide Television Group of Gemstar - TV Guide International, Inc., a NASDAQ publicly traded company that engages in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From August 2000 to May 2003, Mr. Aaron served as President, Chief Executive Officer and Director of TVN Entertainment, Inc., which is the largest privately held digital content aggregation, management, distribution, and service company in the United States. From October 1994 to August 2000, Mr. Aaron worked in a number of capacities, including as President and Director, with SoftNet Systems, Inc., a broadband internet service provider that was traded publicly on NASDAQ. Mr. Aaron received a B.S. in electrical engineering and a B.S. in communications from the University of Illinois.

Russell Burke. Mr. Burke has served as Senior Vice President and Chief Financial Officer of Twistbox since December 2006 and is responsible for all aspects of Twistbox’s financial infrastructure including reporting and financial systems and information systems. He also has responsibility for strategic planning and for managing investor relationships. Mr. Burke was previously the Managing Director for Australia and New Zealand for Weight Watchers International, Inc, a publicly traded company. He had full responsibility for the company’s operations across those territories, and was a member of the company’s global executive committee. Prior to this, Mr. Burke served as the Senior Vice-President and Chief Financial Officer of Pressplay, a joint venture of Sony Music and Universal Music. He joined Pressplay at the start up stage and was part of a small management team which forged a viable business in the digital music arena. He was responsible for developing all financial systems and oversaw the creation of management and external reporting; as well as international business development. Additionally, he was involved in the acquisition of Pressplay by Roxio, Inc. and the subsequent re-branding and re-launching of the service as Napster. Before joining Pressplay, Mr. Burke held a number of senior financial positions at Sony Music International in Sydney (Australia), New York and London. Mr. Burke began his career with Price Waterhouse (now PricewaterhouseCoopers) in Australia, where over a period of 13 years he worked with a broad range of clients in the Los Angeles, Sydney and Newcastle (Australia) offices of Price Waterhouse, advising on business and compliance matters. Mr. Burke received a B. Comm. from the University of Newcastle (Australia).

David Mandell. Mr. Mandell has served as Executive Vice President, General Counsel and Corporate Secretary of Twistbox since June 2006. Mr. Mandell is responsible for all corporate governance matters for Twistbox, including those related to all foreign and domestic subsidiaries and affiliated companies. Prior to joining Twistbox, Mr. Mandell was Senior Vice President, Business/Legal Affairs of Gemstar-TV Guide International, Inc., a NASDAQ publicly traded company that engages in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From October 1998 to January 2003, Mr. Mandell served as Vice President, Business/Legal Affairs of Playboy Entertainment Group, Inc., a subsidiary of Playboy Enterprises, Inc., which owns adult film and television properties (Playboy Films, Playboy TV, Spice Networks), related home video imprints, and online content and gaming operations. Mr. Mandell received a B.A. from the University of Florida and a J.D. from the University of Miami School of Law.

Eugen Barteska. Mr. Barteska is the co-founder and has been Managing Director of Twistbox Games since September 2004. As Managing Director of Twistbox Games, Mr. Barteska designs and develops Java games and applications for the mobile space and is responsible for the deployment of games and application to wireless telephone operators. Prior to co-founding Twistbox Games, Mr. Barteska served as manager of technical support and a programmer for HSP GmbH, a German company that delivers and supports leading high-end development tools for the embedded real-time market. Mr. Barteska graduated with a degree in civil engineering for microelectronics and physics from the University of Applied Sciences Südwestfalen in Iserlohn, Germany.

Adi McAbian. Mr. McAbian has served on our Board of Directors since February 2008 and is a co-founder and has been Managing Director of Twistbox since May 2003. As the Managing Director of Twistbox, Mr. McAbian is responsible for global sales and carrier relationships that span the globe. Mr. McAbian’s background includes experience as an entrepreneur and executive business leader with over 12 years experience as a business development and sales manager in the broadcast television industry. Mr. McAbian is experienced in entertainment and media rights management, licensing negotiation and production, and has previously secured deals with AOL/Time Warner, Discovery Channel, BMG, RAI, Disney, BBC and Universal among others. He has been responsible for facilitating strategic collaborations with over 60 mobile operators worldwide on content standards and minor protection legislation and he has been a frequent speaker, lecturing on adult mobile content business and management issues throughout Europe and the U.S., including conferences organized by iWireless World, Mobile Entertainment Forum, and Informa.

Peter Guber. Mr. Guber has served as Co-Chairman of our Board of Directors since August 2007.  He  is a 30-year veteran of the entertainment industry. His positions previously held include: Former Studio Chief, Columbia Pictures; Founder of Casablanca Record and Filmworks; Founder, and Former Chairman/CEO, PolyGram Filmed Entertainment; Founder and Former Co-owner, Guber-Peters Entertainment Company; Former Chairman and CEO, Sony Pictures Entertainment (SPE). Films directly produced and executive produced by Guber have received more than 50 Academy Award nominations, including four times for Best Picture. Among his personal producing credits are Witches of Eastwick, The Deep, Color Purple, Midnight Express, The Jacket, Missing, Batman and Rain Man, which won the Oscar for best picture. During Mr. Guber’s tenure at SPE, the Motion Picture Group achieved, over four years, an industry-best domestic box office market share averaging 17%. During the same period, Sony Pictures led all competitors with a remarkable total of 120 Academy Award nominations, the highest four-year total ever for a single company. After leaving Sony in 1995, Mr. Guber formed Mandalay Entertainment Group (“Mandalay Entertainment”) as a multimedia entertainment vehicle in motion pictures, television, sports entertainment and new media. Mr. Guber is a full professor at the UCLA School of Theater, Film and Television and has been a member of the faculty for over 30 years. He also can be seen every Sunday morning on the American Movie Channel (AMC), as the co-host of the critically acclaimed show, Sunday Morning Shootout. He received his B.A. from Syracuse University, and both a Masters and Juris Doctor degree in law from New York University and was recruited by Columbia Pictures Corporation from NYU where he pursued an M.B.A. degree. He is a member of the New York and California Bars.

Robert S. Ellin. Mr. Ellin has been our Co-Chairman since February 2005, and was our Chief Executive Officer from February 2005 until March 2008. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), MPLC, Inc. (MPNC) and U.S. Wireless Data, Inc. (USWD). Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., (Atlantis) a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Jay A. Wolf. Mr. Wolf has been our Chief Financial Officer since February 2005, and was Chief Operating Officer from February 2005 until January 2008. He has served on our Board of Directors since February 2005. Mr. Wolf is also a Managing Director of Trinad Capital Master Fund Ltd. Mr. Wolf currently sits on the boards of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWD) and Optio Software, Inc. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice-President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company’s acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding’s venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Barry I. Regenstein. Mr. Regenstein has served on our Board of Directors since February 2005. Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Paul Schaeffer.  Mr. Schaeffer  has served on our Board of Directors since August 2007 as Vice-Chairman.  He is Vice Chairman, Chief Operating Officer and Co-Founder of the Mandalay Entertainment. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment, overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. During his tenure, Mr. Schaeffer also had supervisory responsibility for the $105 million rebuilding and renovation of Sony Pictures Studios. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He spent two years as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University.

Robert Zangrillo.  Mr. Zangrillo  has served on our Board of Directors since November 2007.  He  is a 19-year veteran of the financial services, software and Internet-based industries. Mr. Zangrillo is the founder, Chairman and Chief Executive Officer of North Star Systems International (“North Star”), which provides wealth management software to financial services institutions. Prior to joining North Star, Mr. Zangrillo was founder, Chairman and Chief Executive Officer of InterWorld, Corp., a provider of eCommerce software applications. Over the last 19 years, Mr. Zangrillo has held various positions including Chairman, Chief Executive Officer, private equity investor, director and advisor to numerous growth companies including ArcSight, Inc., Dick’s Sporting Goods Inc. (NYSE: DKS), EarthLink, Inc. (NASDAQ: ELNK), HomeSpace (acquired by Lending Tree International, Inc., NASDAQ: LTRE), InterWorld Corp. (acquired by The Essar Group), Imperium Renewables, Inc., Loudeye Corp. (acquired by Nokia, NYSE: NOK), Overture (acquired by Yahoo, NASDAQ: YHOO), Project PlayList, UGO Networks (acquired by the Hearst Corporation), Ulta Salon, Cosmetics & Fragrance, Inc. (NASDAQ:ULTA) and YOUcentric Inc. (acquired by JG Edwards, NASDAQ: ORCL). Mr. Zangrillo also worked as an associate in the Investment Banking Division of Donaldson, Lufkin & Jenrette. He recently served as a member of the Council on Foreign Relations, where he served on the Committee on Finance and Budget. Mr. Zangrillo received a B.A. from the University of Vermont and an M.B.A. from Stanford University Graduate School of Business.

Richard Spitz.  Mr. Spitz  has served on our Board of Directors since November 2007.  He  is the head of Korn/Ferry International Global Technology Markets where he is in charge of go-to market strategy across all subsectors and regions within the technology market. Mr. Spitz has worked at Korn/Ferry International since May 1996 where he has advised investors and companies on leadership issues, talent management and senior executive recruitment. From August 1987 through May 1996, Mr. Spitz worked at Paul, Hastings, Janofsky and Walker. Mr. Spitz has served on and advises private and public company boards as well as on the Dean’s Special Task Force for New York University Law School. He also currently serves on the Board of Advisors to the Harold Price Center for Entrepreneurial Studies at the Anderson School of Business. Mr. Spitz received a BS from California State University, Northridge, a J.D. from Tulane University Law School and an L.L.M. from New York University Law School.

Audit Committee

As of April 11, 2008, the Board of Directors had not established an audit committee. We are exempt from the listing standards for audit committees under Rule 10A-3, Listing Standards Relating to Audit Committees, as promulgated under the Exchange Act. However, for certain purposes of the rules and regulations of the SEC, our Board of Directors is deemed to be our audit committee. Our Board of Directors has determined that Barry Regenstein is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. Now that we have completed the Merger, we plan on establishing an audit committee that complies with the standards of Rule 10A-3.

Nominating Committee

As of April 11, 2008, the Board of Directors had not established an nominating committee. The entire Board of Directors currently operates as our Nominating Committee. We plan on establishing a nominating committee, even though we are not required to, now that we have completed the Merger.

Code of Ethics

Now that we have completed the Merger and are no longer a shell company, we intend to establish a code of ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: two Form 4 reports were not timely filed by Jay Wolf, one Form 3 report was not timely filed by David Smith, one Form 3 report was not timely filed by Lyrical Partners, L.P., one Form 4 report was not timely filed by Robert Zangrillo, one Form 4 report was not timely filed by Bruce Stein as to one transaction, and one Form 4 was not timely filed by David Chazen as to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid during our fiscal year ended December 31, 2007 to our named executive officers:

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		All Other Compensation	Total
		($)		($)	($)	($)		($)	($)

Robert S. Ellin,	2006	-		-	-	-		-	-
Chief Executive	2007	-		-	-	-		-	-
Officer(1)
James Lefkowitz,	2006	-		-	-	-		-	-
President	2007	126,923		100,000	-	771,862	(2)	25,000	1,023,785
Ian Aaron, Chief
Executive Officer of
Twistbox (3)	2007	396,538	(4)	-	-	3,048	(5)	23,888	423,474

(1) Mr. Ellin served as our Chief Executive Officer until March 7, 2008, and now serves as Co-Chairman of our Board of Directors.

(2) We valued the options for FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were a volatility equal to 75.2% and a discount rate equal to 3.89%.

(3) Ian Aaron became one of our executive officers in connection with the Merger. The table reflects his compensation received as an executive officer of Twistbox in 2007.

(4) This amount reflects Mr. Aaron’s salary reduction that occurred during the fourth quarter of 2007.

(5) This amount was calculated using the provisions of FAS 123R for the calendar year ended December 31, 2007. For a description of FAS 123R and the assumptions used in determining the value of the options, see “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies - Stock Based Compensation”.

On June 28, 2007, James Lefkowitz was appointed our President pursuant to an employment letter. Pursuant to such employment letter, his initial base salary was set at $250,000 per year. Additionally, he received a signing bonus of $100,000 and is eligible for bonus compensation at the discretion of the Board. In the event that he is terminated without cause, meaning misconduct that harms the company, conviction of a felony or a crime involving fraud or financial misconduct, violation of our Code of Ethics, or violation of confidentiality obligations, he is eligible for severance equal to one month of base pay (determined at the time of termination) for each year of employment, up to a maximum of 12 months of base pay. He is not eligible for severance if he resigns or is terminated for cause.

Our Board of Directors granted Mr. Lefkowitz options to purchase 500,000 shares of our common stock pursuant to the Plan on November 7, 2007 in connection with his employment as President. The options have a 10-year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on June 28, 2008, and the remaining one-third become exercisable on June 28, 2009.

On January 17, 2006, Mr. Aaron was granted options to purchase 75,000 shares of common stock of Twistbox, pursuant to the terms of the Twistbox 2006 Stock Incentive Plan, at $0.35 per share in connection with his employment agreement. The options have a term of 10 years. Upon consummation of the Merger, all of the options held by Mr. Aaron, which pursuant to the Merger became exercisable for 54,725 shares of Mandalay common stock, became immediately exercisable.

On February 12, 2008, in connection with the Closing, Twistbox entered into the Second Amendment to Employment Agreement (the “Second Amendment”), an amendment to its existing letter employment agreement with Ian Aaron for his service as Chief Executive Officer of Twistbox, dated as of May 16, 2006, as amended by that certain Amendment to Employment Agreement dated December 30, 2007 and then in effect. Pursuant to such employment agreement, as amended by the Second Amendment (the “Employment Agreement”), Mr. Aaron shall serve in his role as CEO until February 12, 2011, such term to thereafter renew upon mutual agreement of Twistbox and Mr. Aaron (to be determined on or about August 12, 2010), unless earlier terminated pursuant to the Employment Agreement. Mr. Aaron’s Employment Agreement provides that his base salary shall be at the annual rate of $350,000 from February 12, 2008 through February 11, 2009 , $367,500 from February 12, 2009 through February 11, 2010, and $385,875 from February 12, 2010 through February 12, 2011. He is eligible for an annual cash bonus of up to 50% of base salary based upon the achievement of performance goals set by Twistbox’s board of directors, a minimum of four weeks paid vacation, reimbursement of certain expenses, an automobile allowance of $1,000 per month, and life insurance equal to two times base salary. During the term of his employment and for 12 months thereafter, Mr. Aaron is prohibited from competing with the company directly or indirectly by participating in any business relating to Mobile Adult WAP, Adult MobileTV, Adult Off-Deck Services, Mobile AVS Systems or Mobile Adult Advertising Services, soliciting customers, or soliciting employees.

Upon termination of Mr. Aaron’s employment as a result of disability or death, he is entitled to receive all accrued but unpaid payments and benefits and any bonus earned but unpaid. Upon termination of Mr. Aaron’s employment as a result of cause, generally defined as willful misconduct having a material negative impact on the company, indictment for, conviction of, or pleading guilty to a felony or any crime involving fraud, dishonesty or moral turpitude, failure to perform duties or follow legal direction of Board of Directors in good faith, or any uncured other material breach of the Employment Agreement, he is entitled to receive all accrued but unpaid payments and benefits excluding any bonus earned but unpaid. In addition, if Mr. Aaron’s employment is terminated by us without cause or by Mr. Aaron for good reason, which is defined as material diminution in title, position, authority, duties or reporting requirements unless incapacitated, mandatory relocation to a principal place of employment greater than 15 miles from current location, or any other material breach of the Employment Agreement, then he is entitled to receive all accrued but unpaid payments and benefits and any bonus earned but unpaid, and (i) continued payment of base salary for a period equal to six months following the termination, (ii) a pro-rata bonus based on actual results achieved during the fiscal year of termination, (iii) continued participation during the six month period following termination in our group health plan, subject to certain conditions and restrictions and (iv) immediate vesting of all outstanding stock options to purchase our common stock.

In addition, pursuant to the Second Amendment, Mr. Aaron received options on February 12, 2008 pursuant to the Plan to purchase 600,000 shares of our common stock at an exercise price of equal to $4.75 per share. One-third of the options vested on February 12, 2008, with the remaining amount vesting annually in equal installments over a two-year period thereafter. All of such options accelerate upon a change of control or sale of all or substantially all of the assets of Mandalay.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding outstanding options held by certain of our executive officers as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert S. Ellin, Chief Executive Officer (1)	—	—	—	—	—
James Lefkowitz, President (2)	166,667	333,333	—	2.65	11/7/17
Ian Aaron, Chief Executive Officer of Twistbox (3)	54,725	—	—	.35	1/17/16

(1) Mr. Ellin served as our Chief Executive Officer until March 7, 2008, and now serves as Co-Chairman of our Board of Directors.

(2) Mandalay’s Board of Directors granted Mr. Lefkowitz the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with his employment as President of Mandalay. The options have a 10 year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on June 28, 2008 and the remaining one-third become exercisable on June 28, 2009.

(3)   Twistbox’s board of directors granted Mr. Aaron the options pursuant to the terms of the Twistbox 2006 Stock Incentive Plan on January 17, 2006 in connection with his employment as Chief Executive Officer of Twistbox. The options have a 10-year term and are exercisable at a price of $0.35 per share. Upon consummation of the Merger, all of the options held by Mr. Aaron, became immediately exercisable for 54,725 shares of Mandalay common stock.

DIRECTOR COMPENSATION

The following table presents information regarding outstanding compensation paid to our directors as of December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Bruce Stein	$25,641	771,862	(1)	-	$797,503
Robert Zangrillo	$-	771,862	(2)	-	$771,862
Richard Spitz	$-	145,634	(3)	-	$145,634
Adi McAbian (4)	$-	-		-	$-

(1) Mandalay’s Board of Directors granted Mr. Stein the options pursuant to the 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with services provided to Mandalay. The options have a 10-year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on the first anniversary of the date of grant and the remaining one-third become exercisable on the second anniversary of the date of grant.

(2) Mandalay’s Board of Directors granted Mr. Zangrillo the options pursuant to the 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with services provided to Mandalay. The options have a 10-year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on the first anniversary of the date of grant and the remaining one-third become exercisable on the second anniversary of the date of grant.

(3) Mandalay’s Board of Directors granted Mr. Spitz the options pursuant to the 2007 Employee, Director and Consultant Plan on November 14, 2007 in connection with services provided to Mandalay. The options have a 10-year term and are exercisable at a price of $2.50 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on the first anniversary of the date of grant and the remaining one-third become exercisable on the second anniversary of the date of grant.

(4) Mr. McAbian became a member of our Board of Directors in connection with the Merger. He was not a director of Twistbox, but did receive compensation for his services as an executive officer of Twistbox in 2007, which is not reflected in this table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2008, by (i) each of our executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. As of April 11, 2008, there were a total of 32,048,366† shares of common stock outstanding.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage Owned(%)
Trinad Capital Master Fund, Ltd.(3)	9,400,000	29.3

Robert S. Ellin(4)	9,400,000	29.3

Jay A. Wolf (5)	9,400,000	29.3

Lyrical Partners, L.P.(6)	3,000,000	8.9

David E. Smith (7)	4,000,000	11.7

Barry I. Regenstein (8)	50,000		*

Peter Guber (9)	5,071,427	15.8

Paul Schaeffer (10)	500,000	1.6

Jim Lefkowitz (11)	166,667		*

Bruce Stein (12)	183,334		*

Robert Zangrillo (13)	166,667		*

Richard Spitz (14)	33,333		*

Ian Aaron(15)	1,166,813	3.6

Adi McAbian (16)	966,813	3.0

Russell Burke (17)	194,124		*

David Mandell (18)	263,394		*

Eugen Barteska (19)	251,281		*

Spark Capital, L.P. (20)	2,857,144	8.9

ValueAct SmallCap Master Fund L.P. (21)	2,185,243	6.4

All directors and executive officers as a group (14 individuals)	18,563,853	553

* Less than one percent.

†The Company and its transfer agent have a 100,723 share discrepancy that it is in the process of investigating. In the event that the transfer agent's records are correct, we will adjust our numbers accordingly in future filings.

(1) Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Media, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of April 11, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management, assuming a conversion on a one-for-one basis of the Series A Convertible Preferred Stock. The number of shares of common stock into which the Series A Convertible Preferred Stock is convertible is subject to adjustment for stock splits, stock dividends, reorganizations, the issuance of dividends, and other events specified in our certificate of incorporation. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. The address of Trinad Capital Master Fund, Ltd. is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(4) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. Robert Ellin and Jay Wolf are the managing members of Trinad Management. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Ellin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. Robert Ellin and Jay Wolf are the managing members of Trinad Management. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Wolf disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6) Lyrical Multi-Manager Fund, LP beneficially owns 2,000,000 units (1,000,000 of which are shares of common stock and 1,000,000 of which are shares of common stock issuable upon exercise of warrants held by Lyrical Multi-Manager Fund, LP) and Lyrical Multi-Manager Offshore Fund Ltd. beneficially owns 1,000,000 units (500,000 of which are shares of common stock and 500,000 of which are shares of common stock issuable upon exercise of warrants held by Lyrical Multi-Manager Offshore Fund Ltd.) of the company. Lyrical Partners, L.P., as the investment manager of Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd., has the sole power to vote and dispose of the 3,000,000 shares of common stock held collectively by Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd.  This information is based solely on a Schedule 13D filed by Jeffrey Keswin with the Commission on February 13, 2007, which reported ownership as of September 12, 2006. The address for Lyrical Multi-Manager Fund is 405 Park Avenue, 6th Floor, New York, New York 10022.

(7) David E. Smith beneficially owns 4,000,000 units, consisting of 2,000,000 shares of common stock of the company and 2,000,000 warrants, each exercisable for one share of common stock. This information is based solely on a Schedule 13D filed by David E. Smith with the Commission on November 27, 2006, which reported ownership as of September 25, 2006. The address for Mr. Smith is 888 Linda Flora Drive, Los Angeles, California 90049.

(8) Consists of a warrant to purchase 50,000 shares of our common stock.

(9) The securities indicated are held indirectly by Mr. Guber through the Guber Family Trust for which he serves as a trustee. Mr. Guber disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(10) Consists of 500,000 shares of common stock. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(11) Includes 166,667 shares of common stock underlying options.

(12) Includes 183,334 shares of common stock underlying options.

(13) Includes 166,667 shares of common stock underlying options.

(14) Includes 33,333 shares of common stock underlying options.

(15) Includes 254,725 shares of common stock underlying options. The address for Mr. Aaron is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3rd Floor, Sherman Oaks, CA 91423.

(15) Includes 54,725 shares of common stock underlying options. The address for Mr. McAbian is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3rd Floor, Sherman Oaks, CA 91423.

(17) Includes 194,124 shares of common stock underlying options. The address for Mr. Burke is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3rd Floor, Sherman Oaks, CA 91423.

(18) Includes 263,394 shares of common stock underlying options. The address for Mr. Mandell is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3rd Floor, Sherman Oaks, CA 91423.

(19) Includes 199,161 shares of common stock underlying options. The address for Mr. Barteska is c/o Twistbox Games Ltd & Co KG (Charismatix), Lohbachestr. 12, D-58239, Schwerte, Germany.

(20) Consists of: (i) 2,779,986 shares of common stock held by Spark Capital, (ii) 49,357 shares of common stock held by Spark Founders Fund, and (iii) 27,801 shares of common stock held by Spark Member Fund. Messrs. Dagres, Politi, Miller, Sabet and Conway are the sole managing members of Spark Management, the sole general partner of each of Spark Capital, Spark Member Fund and Spark Founders Fund. Each of Spark Member Fund and Spark Founders Fund invests alongside Spark Capital in investments made by Spark Capital. This information is based solely on a Schedule 13G filed with the Commission on February 21, 2008 by Spark Capital, L.P. (“Spark Capital”), Spark Management Partners, LLC (“Spark Management”), Spark Member Fund, L.P. (“Spark Member Fund”), Spark Capital Founders’ Fund, L.P. (“Spark Founders Fund”), Todd Dagres, Santo Politi, Dennis A. Miller, Bijan R. Sabet and Paul J. Conaway. The address for Spark Capital is 137 Newbury Street, Boston, Massachusetts 02116.

(21) Represents 2,185,243 shares of common stock underlying currently exercisable warrants. The address for ValueAct SmallCap Master Fund, L.P. is c/o ValueAct Capital, 435 Pacific Avenue, 4th Floor, San Francisco, CA 94133.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay

On September 14, 2006, we entered into a management agreement (the “Management Agreement”) with Trinad Management, an affiliate of Trinad Capital Master Fund, which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad Management will provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. Management fee expenses for the year ended December 31, 2006 totaled $107,000 and for the year ended December 31, 2007 totaled $360,000.

In addition, Trinad Capital Master Fund beneficially owns 9,400,000 shares of Mandalay, which consists of 9,300,000 shares of Mandalay common stock and 100,000 shares of Mandalay Common Stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management. Robert Ellin and Jay Wolf are the managing members of Trinad Management.

Twistbox

Twistbox engages in various business relationships with its shareholders and officers and their related entities. The significant relationships are as follows:

Lease of Premises

Twistbox leases its primary offices in Los Angeles, California from Berkshire Holdings, LLC, a company with common ownership by Adi McAbian, an officer of Twistbox and a common stockholder. Amounts paid in connection with this lease were $314,000 and $213,000 for the years ended March 31, 2007 and 2006 respectively.

Twistbox is party to an oral agreement with Yael Pipekintch, a relative of Adi McAbian, a director of the Company and a member of Twistbox's board of directors, with respect to a lease of an apartment in London. Amounts paid in connection with this lease were $59,000 and $48,000 for the years ended March 31, 2007 and 2006 respectively.

In addition, Twistbox paid the costs of a leased apartment in Sherman Oaks, California that was rented by an officer of Twistbox. The apartment was used to accommodate employees visiting from other locations. Amounts paid in connection with this lease were $18,000 and $2,000 for the years ended March 31, 2007 and 2006 respectively. In August 2007, Twistbox entered into a one-year written agreement to rent an apartment in the same building at a cost of $1,500 per month.

Loans

Twistbox had a note payable to an affiliated company, PowerSports Video Productions CCT, Inc., as of March 31, 2007 for $250,000 (the “PowerSports Note”). The PowerSports Note had a maturity date of March 28, 2008 and carried interest at 8.25%. The PowerSports Note was subsequently cancelled. In addition, Twistbox had an advance from an affiliated company, PowerSports Video Productions CCT, Inc., as of March 31, 2006 for $1,335, inclusive of accrued interest. The advance did not have a specific maturity date and carried interest at 7.73%. Interest expense paid or payable to PowerSports Video Productions CCT was $18,000 and $80,000, for the years ended March 31, 2007 and 2006 respectively.

Twistbox is party to a loan from East-West Bank, which originated on January 27, 2006 in an amount of $161,000. Twistbox also entered into a loan agreement with an affiliated company, PowerSports Video Productions CCT,   effective on the same date for the same amount. The bank agreement was secured with a motor vehicle operated exclusively by an officer of Twistbox. The interest income under the loan to an affiliate completely offset interest expense incurred under the bank loan. As of March 31, 2007, $106,000 was due to Twistbox under this loan, and the amount payable under the bank loan was $102,000. Amounts paid for the years ended March 31, 2007 and 2006 were $59,000 and, $10,000, respectively, including interest of $8,000 and $1,000, respectively. Amounts received for the years ended March 31, 2007 and 2006 were $55,000 and $10,000, respectively, including interest of $8,000 and $1,000, respectively. The agreement has subsequently been terminated.

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct, with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors, as defined therein, and ValueAct, pursuant to which ValueAct purchased the Note in the amount of $16,500,000 and the Warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock.  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of  our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of  our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both  warrants expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the Note. The financial covenants of the Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay is required to maintain a cash balance of not less than $4,000,000 at all times. ValueAct is one of our greater than 5% stockholders.

Dealings with Content Provider

Of the ten members on our Board of Directors, the following directors are independent directors: Paul Schaeffer, Barry Regenstein, Richard Spitz and Robert Zangrillo. We determined these directors are independent based on the listing standards of the American Stock Exchange.

ITEM 13. EXHIBITS

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York[1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York.[1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of Mandalay Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation.[2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into Mandalay Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware.[2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into Mandalay Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey.[2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among Mandalay Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P.[3]

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among Mandalay Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

3.1	Certificate of Incorporation.[2]

3.2	Bylaws.[2]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006.[5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006.[6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006.[7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006.[8]

4.5	Senior Secured Note, dated July 30, 2007, by and between Twistbox and ValueAct SmallCap Master Fund, L.P.[4]

4.6	Class A Warrant, dated July 30, 2007, issued to ValueAct SmallCap Master Fund, L.P. [4]

4.7	Warrant dated February 12, 2008 issued to ValueAct SmallCap Master Fund, L.P. (fixed exercise price).[4]

4.8	Warrant dated February 12, 2008 issued to ValueAct SmallCap Master Fund, L.P. (adjusting exercise price).[4]

4.9	Amendment and Waiver to Senior Secured Note, dated February 12, 2008, by and between Twistbox and ValueAct SmallCap Master Fund, L.P.[4]

10.1	2007 Employee, Director and Consultant Stock Plan.[2]

10.1.1	Form of Non-Qualified Stock Option Agreement.[2]

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan.[4]

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan.[9]

10.4	Twistbox 2006 Stock Incentive Plan.[4]

10.5	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan.[4]

10.6	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006.[1]

10.7	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006.[5]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.9	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC.[6]

10.10	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006.[1]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto.[10]

10.12	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007.[11]

10.13	Employment Letter, by and between the Company and Bruce Stein, dated as of November 7, 2007.[2]

10.14	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P.[4]

10.15
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P.[4]

10.16	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank.[4]

10.17	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P.[4]

10.18	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P.[4]

10.19	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P.[4]

10.20	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P.[4]

10.21	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P.[4]

10.22	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.23	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. [4]

10.24	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007.[4]

10.25	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian.[4]

10.26	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron.[4]

10.27	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007.[4]

10.28	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008.[4]

10.29	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska.[4]

10.30	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell.[4]

10.31	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008.[4]

10.32	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke.[4]

10.33	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008.[4]

10.34	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation.[4]

10.35	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd.[4]

10.36	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation.[4]

10.37	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited.[4]

10.38	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited.[4]

10.39	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH.[4]

10.40	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB.[4]

10.41	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation.[4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited.[4]

10.43	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A.[4]

10.44	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD.[4]

10.45	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A.[4]

10.46	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited.[4]

10.47	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV.[4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited.[4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile.[4]

10.50	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc.[4]

10.51	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A4

10.52	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG.[4]

10.53	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox.[4]

10.54	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited.[4]

10.55	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited.[4]

10.56	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited.[4]

10.57	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007.[4]

10.58	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007.[4]

10.59	Amendment to Employment Letter, by and between the Company and Bruce Stein, dated as of March 7, 2008.[12]

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission.[13]

31.1	Certification of Robert S. Ellin, Chief Executive Officer.*

31.2	Certification of Jay A. Wolf, Chief Financial Officer.*

32.1	Certification of Robert S. Ellin, Principal Executive Officer pursuant to U.S.C. Section 1350.*

32.2	Certification of Jay A. Wolf, Principal Financial Officer pursuant to U.S.C. Section 1350.*

* Filed herewith

(1) Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.
(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.
(10) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007.
(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(12) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 12, 2008.
(13) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Raiche Ende Malter & Co. LLP for the audit and reviews of our annual financial statements and other audit related services for the fiscal years ended December 31, 2007 and 2006:

	2007	2006

Audit fees	$70,085	$57,000

Audit related fees	0	0

Tax fees	0	0

All other fees	0	0

Total	$70,085	$57,000

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the Commission policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

Our Board of Directors pre-approved the retention of Raiche Ende Malter & Co., LLP for all audit and audit-related services during fiscal 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mandalay Media, Inc.

Dated: April 15, 2008
	By:	/s/ Bruce Stein
Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	April 15, 2008
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	April 15, 2008
Peter Guber

/s/ Bruce Stein	Chief Executive Officer, Director	April 15, 2008
Bruce Stein

/s/ Jay A. Wolf	Director, Chief Financial Officer, Secretary	April 15, 2008
Jay A. Wolf

/s/ Barry Regenstein	Director	April 15, 2008
Barry Regenstein

/s/ Paul Schaeffer	Director	April 15, 2008
Paul Schaeffer

/s/ Robert Zangrillo	Director	April 15, 2008
Robert Zangrillo

/s/ Richard Spitz	Director	April 15, 2008
Richard Spitz

/s/ Ian Aaron	President and Chief Executive Officer of Twistbox, Director	April 15, 2008
Ian Aaron

/s/ Adi McAbian	Director	April 15, 2008
Adi McAbian