Form 10-KT
period 2008-03-31
Mandalay Media, Inc.
filed 2008-07-15
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2008 to March 31, 2008.

Commission File Number 00-10039

MANDALAY MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes   ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer (do not check if smaller reporting company	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2007 was $11,490,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒  No  ☐

As of July 10, 2008, the registrant had 32,315,054 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Mandalay Media, Inc.

ANNUAL REPORT ON FORM 10-KT
FOR THE TRANSITION PERIOD ENDED MARCH 31, 2008

PART I

ITEM 1. BUSINESS

Historical Operations of Mandalay Media, Inc.

Mandalay Media, Inc. (“Mandalay,” the “Registrant” or the “Company”) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

On October 27, 2004, and as amended on December 17, 2004, eB2B Commerce, Inc., Mandalay’s predecessor (“eB2B”) filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) eB2B’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by eB2B to fund the expenses of remaining public; (4) 3.5% of the new common stock of eB2B (140,000 shares) was issued to the holders of record of eB2B’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of eB2B (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of eB2B (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, eB2B and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

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

In connection with the Merger, on March 31, 2008, the Board of Directors (the “Board of Directors”) of Mandalay approved a change in the Company’s fiscal year end from December 31 to March 31 in order to conform to the fiscal year end of Twistbox. As a result of this change, this Form 10-KT is a transition report and includes financial information for the three month period ended March 31, 2008 (the “Transition Period”) and the twelve month periods ended December 31, 2007 and 2006. Subsequent to this report, our reports on Form 10-K will cover the year beginning April 1 and ending March 31 of the following year. The twelve-month period ended March 31, 2009 is hereinafter referred to as fiscal 2009.

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

Play for Prizes - Competition goes mobile ®

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

WAAT Media Wireless Content Standards Rating Matrix ©

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

 Mobile Rights

Twistbox has major mobile publishing agreements with leading entertainment companies. Through such agreements, as well as its own portfolio of intellectual property, Twistbox has the wireless mobile rights to the following applications and brands that include but are not limited to:

Games	General Entertainment	Late Night
• Taito • Sony • EA • i-Play • PopCap • Konami • Namco	• Editorial Televisa • CardPlayer Magazine • Learning Annex • American Greetings	• Playboy • Penthouse • Girls Gone Wild • Vivid • Portland TV

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

Mobile Operators (Carriers)

Twistbox currently has a large number of distribution agreements with mobile operators and portals in Europe, the U.S., Japan and Latin America. Twistbox currently has distribution agreements with more than 100 single territory operators in 40 countries. Twistbox continues to sign new operators on a quarterly basis and, in the near term, intends to extend its distribution base into Eastern Europe and South America. The strength and coverage of these relationships is of paramount importance and the ability to support and service them is a vital component in route to the consumer. Twistbox’s distribution agreements with Vodafone account for approximately 48% of Twistbox’s current revenue.

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

Sales and Marketing

In order to sell to its target base of carrier and infrastructure customers, Twistbox has built a growing affiliate sales and marketing team that is localized on a country-by-country basis. In order to sell to its target base of carrier and infrastructure customers, Twistbox has built a growing affiliate sales and marketing team that is localized on a country-by-country basis. As of June 30, 2008, Twistbox had a workforce of approximately 164 employees.

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

Trademarks, Tradenames and Copyrights

Twistbox has used, registered and applied to register certain trademarks and service marks to distinguish its products, technologies and services from those of its competitors in the United States and in foreign countries. Twistbox also has a copyright known as the “WAAT Media Wireless Content Standards Ratings Matrix©”, which has been filed with the Library of Congress’s Copyright Office. We believe that these trademarks, tradenames and copyright are important to its business. The loss of some of Twistbox’s intellectual property might have a negative impact on its financial results and operations. We do not believe any of these technologies infringe on any intellectual property owned by third parties.  We do not license any patents.  We also own trademarks on “Charismatix”, “Delight Entertainment”, “Babe Shuffle”, “Babe Tris”, Bomb’s n Boobs”, “Erotrix”, “Competition Goes Mobile” and “Prize-21 for Prizes”.  We have pending before the USPTO and several international trademark offices an application to register the tradename “Twistbox Entertainment, Inc.”.  We own a registered copyright in the “Content Rating Matrix”.

Government and Regulations

As a provider of products and services to wireless carriers for the distribution of such products and the use of such services over their wireless networks, generally, we are instructed by the wireless carrier in each particular territory of the world on best practices consistent with local laws and regulations as respects our products and services.  We rely on the carriers’ understanding and knowledge of local laws and regulations.  Separately, we are familiar with and follow codes of practice which generally regulate the delivery of the kinds of products and services provided by Twistbox.

ITEM 1A. RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Transition Report on Form 10-KT under the captions “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-KT, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KT under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KT should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KT, including our consolidated financial statements and the notes to those statements.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending March 31, 2009. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 71% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 2.	PROPERTIES

The principal offices of the Registrant are the offices of Trinad Capital, L.P., located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. In March 2007, we entered into a month-to-month lease for such office space with Trinad Management, LLC (“Trinad Management”) for rent in the amount of $8,500 per month.

The principal offices of our sole operating subsidiary, Twistbox, are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, the WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. The term of the lease expires on July 15, 2010. Twistbox also leases additional space on  a month to month basis at the same location for an additional $9,000 per month. The term of the lease expires on July 15, 2010. Twistbox also leases property  in Dortmund, Germany and Poland, where it has branch operations.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing this Transition Report on Form 10-KT, we are not a party to any litigation that we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 10, 2008, the closing price of our common stock was $2.75.

Our common stock is quoted on the OTC Bulletin Board under the symbol “MNDL.OB.” Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of our common stock for periods indicated. The quotations reflect last sale closing price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High		Low
Three Months Ended March 31, 2008*
First quarter		$6.50		$2.40
Year Ended December 31, 2007
First quarter		$2.50		$1.75
Second quarter		$3.00		$1.90
Third quarter		$4.00		$2.25
Fourth quarter		$4.50		$2.30
Year Ended December 31, 2006
First quarter	$	N/A	$	N/A
Second quarter		$5.75		$0.40
Third quarter		$2.05		$1.25
Fourth quarter		$2.05		$2.00

_____________
*    We changed our fiscal year end to March 31, effective March 31, 2008. Accordingly, our fiscal period ended March 31, 2008 was comprised of only one fiscal quarter.

There has never been a public trading market for any of our securities other than our common stock.

Holders

As of July 10, 2008, there were 549 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,351,864	$3.86	2,698,136

Equity compensation plans not approved by security holders	0	0	0

Total	4,351,864	$3.86	2,698,136

(1) The table above does not include options to purchase an aggregate of 2,463,472 shares of the Company’s common stock pursuant to the Twistbox 2006 Stock Incentive Plan, at a weighted average exercise price of $0.64, which were assumed by the Company in connection with the Merger.

RECENT SALES OF UNREGISTERED SECURITIES

On July 24, 2007, pursuant to a subscription agreement, we sold an aggregate of 5,000,000 shares of our common stock, at $0.50 per share, for an aggregate price of $2,500,000. The issuance of the shares was made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

Pursuant to the Merger, we issued 10,180,292 shares of Mandalay common stock as part of the merger consideration in connection with the Merger. The issuance of the shares was made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

On May 28, 2008, pursuant to a subscription agreement, we issued 25,000 shares of our common stock to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) for an aggregate price of $100,000, of which we acknowledged receipt by a reduction in legal fees owed by us to Mintz Levin. The issuance of the shares was made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Transition Report on Form 10-KT, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” beginning on page 6 and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Mandalay common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan was assumed by Mandalay, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, except that (a) the number of shares of Mandalay common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, Mandalay also assumed all unvested Twistbox options. The merger consideration consisted of an aggregate of up to 12,325,000 shares of Mandalay common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of Mandalay common stock required for assumption of the vested Twistbox options. Mandalay reserved an additional 318,772 shares of Mandalay common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

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

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct,  pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of  our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of  our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both  warrants expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the Note. The financial covenants of the Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay is required to maintain a cash balance of not less than $4,000,000 at all times. See “Notes to Consolidated Financial Statements -  Note 6.”

Effective as of the closing of the Merger, Ian Aaron and Adi McAbian were appointed to our Board of Directors.

In connection with the Merger, on March 31, 2008, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in Board of Directors order to conform to the fiscal year end of Twistbox.

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

Comparison of the Year Ended December 31, 2006 and 2007

Operating Expenses

	Year Ended December 31,
	2007	2006
	(In thousands)

General and Administrative Expenses	$2,521	$553

Prior to the Merger, Mandalay was a public shell company with no operations, and as a result the only activity in both years represents expenses incurred in developing the company. In both years, General and Administrative expenses consisted primarily of consulting and professional fees, accounting and legal expenses and employee-related expenses, including stock based compensation. The increase in 2007 over 2006 is primarily the result of employing executive management for the Company, and a significant increase in legal and other professional fees, as the Company began to explore strategic alternatives.

Other Expenses

	Year Ended December 31,
	2007	2006
	(In thousands)

Interest and other income (expense)	$317	$—

Other Expenses in 2007 consisted entirely of interest income earned.

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues by type:

Games	$598	$—
Other content	2,610	—
Total	$3,208	—

The Company had no operations in 2007 and consequently no revenues. Revenues in 2008 related to the post-acquisition revenues of Twistbox, which was acquired during the period. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of Revenues:

License Fees	$1,539	$—
Adjustment to impairment of guarantees	(1,745)	—
Other direct cost of revenues	53	—
Total Cost of Revenues	$(153)	$—
Revenues	3,208	$—

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in 2008 related to the post-acquisition revenues of Twistbox, which was acquired during the period. License fees represent costs payable to content providers for use of their intellectual property in products sold. The adjustment to impairment of guarantees relates to the reassessment of the impairment reserve for guarantees payable under content provider contracts. The partial reversal is largely the result of a major content provider contract which was renegotiated during the period. Other direct cost of revenues includes amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Product Development Expenses	$946	$—
Sales and Marketing Expenses	891	—
General and Administrative Expenses	1,467	264
Amortization of Intangible Assets	72	—

Prior to the Merger, Mandalay was a public shell company with no operations, and as a result the only activity in 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consisted primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2007 over 2006 is primarily the result of employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses subsequent to the merger. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox post-acquisition. Amortization of Intangibles represents amortization of the intangibles identified as part of the purchase price accounting and attributed to operating expenses.

Other Expenses

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest and other income (expense)	$(267)	$—

Interest and other income (expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense.

Liquidity and Capital Resources

			Three Months Ended
	Year Ended December 31,		March 31,
	2007	2006	2008
	(In thousands)		(In thousands)
Consolidated Statement of Cash Flows Data:

Capital expenditures	—	—	(103)
Cash flows used in operating activities	(819)	(418)	(2,482)
Cash flows (used in)/ provided by investing activities	(141)	—	6,152
Cash flows provided by financing activities	2,473	6,157	—

Prior to the Merger, Mandalay was a public shell company with no operations. Twistbox has incurred losses and negative annual cash flows since inception. The primary sources of funding have historically been the issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

 Operating Activities

In the years ended December 31, 2006 and 2007, operating expense consisted solely of employee compensation and other general and administrative expenses. In the period ended March 31, 2008, we used $2.5 million of net cash in operating expenses. This primarily related to an increase in receivables of $1.4 million and a decrease in accrued license fees of $2.0 million, partially offset by increases in accounts payable and other liabilities.

Investing Activities

In the year ended December 31, 2007, investing expenses consisted solely of prepaid acquisition costs. In the period ended March 31, 2008, investing activities provided $6.2 million of net cash, primarily related to cash acquired with the acquisition of Twistbox.

Financing Activities

Net cash provided by financing activities represented proceeds from the sales of common stock in the years ended December 31, 2006 and 2007 and preferred stock in the year ended December 31, 2006.

On August 3, 2006, we increased our authorized shares of common stock from 19,000,000 to 100,000,000 and authorized and effectuated a 2.5 to 1 stock split of our common stock to increase our outstanding shares from 4,000,000 to 10,000,000. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On September 14, 2006, we sold 2,800,000 units; on October 12, 2006, we sold 3,400,000 units; and on December 26, 2006, we sold 530,000 units. Each unit sold, at a price per unit of $1.00, consisted of one share of our common stock and one warrant to purchase one share of our common stock. We realized net proceeds of $6,057,000 after the costs of the offering. The warrants are currently exercisable and have an exercise price of $2.00 per share and expire as follows: 2,800,000 warrants expire in September 2008; 3,400,000 warrants expire in October 2008; and 530,000 warrants expire in December 2008.

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

As of March 31, 2008, Twistbox had approximately $10,936,000 of cash, and management believes it has sufficient cash to satisfy the Company’s monetary needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Contractual Obligations

The following table is a summary of Twistbox’s contractual obligations as of March 31, 2008:

	Payments due by period
		Less than
	Total	1 Year	1-3 Years	Thereafter
	(In thousands)
Long-term debt obligations	$19,470	$1,595	$17,875	$—
Operating lease obligations	600	272	328	—
Guaranteed royalties	4,713	1,923	2,760	30
Capitalized leases and other obligations	6,947	2,845	3,937	165

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

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox, which became our wholly-owned and sole operating subsidiary as of February 12, 2008. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s content and games to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each game. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content and games through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues, although the domestic market is growing quickly.

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

Cost of Revenues

Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as quality assurance (“QA”) platform services and use of short codes are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver. Our content and games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed content and games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual product or game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. In the case of Play for Prizes games, this is further impacted by its suitability to “tournament” play and the prizes available. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and QA, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time of the Merger. We determined the fair value of the intangible assets based on independent valuation. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of between five and eight years.

Management Changes

On August 6, 2007, we increased the size of our Board of Directors to six members and appointed Peter Guber as Co-Chairman of the Board of Directors and a director of the Company and Paul Schaeffer as Vice-Chairman of the Board of Directors and a director of the Company. On November 7, 2007, we increased the size of the Board of Directors to eight members and appointed Robert Zangrillo and Bruce Stein as directors of the Company. On November 14, 2007, we increased the size of our Board of Directors to nine members and appointed Richard Spitz as a director at the Company.

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

Critical Accounting Policies

Fiscal Year Change

On March 31, 2008, the Board of Directors approved a change in the Company’s fiscal year from December 31 to March 31, effective March 31, 2008. This Transitional Report includes information for the three month transitional period ended March 31, 2008 and for the twelve month periods ended December 31, 2007 and 2006. The unaudited financial information for the three month comparative period  ended March 31, 2007 is as follows:

3 months ended
March 31, 2007

Total revenues	$—
Operating loss	(264)
Net loss	(264)
Basic and diluted net loss per common share	$(0.02)
Basic and diluted weighted average shares outstanding	$16,730

Revenue Recognition

Twistbox’s revenues are derived primarily by licensing material and software products in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV) and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

A perpetual license gives an end user the right to use the product, image or game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the product, image or game on the registered handset for a limited period of time, ranging from a few days to as long as one month. Twistbox distributes its products primarily through mobile telecommunications service providers (“carriers”), which market the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed by the carrier upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. Twistbox applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

Revenues are recognized from our products, images and games when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, Twistbox defines delivery as the download of the product, image or game by the end user. Twistbox estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow Twistbox to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that Twistbox believes are reasonable, but it is possible that actual results may differ from Twistbox’s estimates, and those differences may be material. Twistbox’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of new handsets, growth of 3G subscribers by carrier, promotions during the period and economic trends. When Twistbox receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, Twistbox records any differences between estimated revenues and actual revenues in the reporting period when Twistbox determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If Twistbox is unable to reasonably estimate the amount of revenues to be recognized in the current period, Twistbox recognizes revenues upon the receipt of a carrier revenue report and when Twistbox’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of Twistbox’s estimates, management, where possible, reviews the revenues by country by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If Twistbox deems a carrier not to be creditworthy, Twistbox defers all revenues from the arrangement until Twistbox receives payment and all other revenue recognition criteria have been met.

In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, Twistbox recognizes as revenues the amount the carrier reports as payable upon the sale of Twistbox’s products, images or games. Twistbox has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers generally have significant control over the types of content that they offer to their subscribers;

•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers generally pay Twistbox a fixed percentage of their revenues or a fixed fee for each game;

•
carriers generally must approve the price of Twistbox’s content in advance of their sale to subscribers, and Twistbox’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	Twistbox has limited risks, including no inventory risk and limited credit risk.

While not a significant portion of revenue, in some instances revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases, Twistbox records as revenue the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable.

 Content Provider License Fees and Minimum Guarantees

Twistbox’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of Twistbox’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of longer term content acquisitions, paid in advance and capitalized on our balance sheet as prepaid royalties. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the prepaid royalties. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

Twistbox’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Each quarter, Twistbox evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, and share of the relevant licensor to evaluate the future realization of future royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, product life cycle status, product development plans, and current and anticipated sales levels, as well as other qualitative factors. To the extent that this evaluation indicates that the remaining future guaranteed royalty payments are not recoverable, Twistbox records an impairment charge to cost of revenues and a liability in the period that impairment is indicated. During the period ended March 31, 2008 this evaluation has resulted in an adjustment to previously recorded charges and the associated liability due to the renegotiation of a significant content provider contract which changed the amount and duration of minimum guarantee payments that the company is obligated to pay. This resulted in a partial reversal of prior impairment charges amounting to $1,745 in the period. This reversal has been included in cost of revenues.

Stock-based compensation.

We have applied SFAS No. 123(R) Share-Based Payment (“FAS 123R”) and accordingly, we record stock-based compensation expense for all of our stock-based awards.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded.

The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Reclassification

   Certain amounts previously reported as deferred compensation resulting from share based compensation costs with future service periods have been reclassified to additional paid-in capital to conform with the March 31, 2008 presentation.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, including purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under SFAS No. 109, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2008. FIN 48 did not impact the Company’s financial position or results of operations at the date of adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

Recent Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At March 31, 2008, our largest customer represented 36% of our gross accounts receivable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page(s)

Reports of Independent Registered Public Accounting Firms	34-36

Consolidated Balance Sheets as of March 31, 2008; December 31, 2007 and 2006	37

Consolidated Statements of Operations for the three months ended March 31, 2008;
and the years ended December 31, 2007 and 2006	38

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the three months ended March 31, 2008; and the years ended December 31, 2007 and 2006	39

Consolidated Statements of Cash Flows for the three months ended March 31, 2008;
and the years ended December 31, 2007 and 2006	40

Notes to Consolidated Financial Statements	41-62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mandalay Media Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Mandalay Media Inc. and Subsidiaries (the “Company”) as of March 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mandalay Media Inc. and Subsidiaries as of March 31, 2008, and the results of its operations and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
July 8, 2008

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP

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

/s/Most & Company, LLP
Most & Company, LLP

New York, New York
March 26, 2007

Mandalay Media Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,	December 31,
	2008	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$10,936	$7,255	$5,742
Accounts receivable, net of allowances	6,162	-	-
Prepaid expenses and other current assets	531	141	-

Total current assets	17,629	7,396	5,742

Property and equipment, net	1,037	-	-
Other long-term assets	301	-	-
Intangible assets, net	19,780	-	-
Goodwill	61,377	-	-

TOTAL ASSETS	$100,124	$7,396	$5,742

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$2,399	$447	$98
Accrued license fees	3,833	-	-
Accrued compensation	688	-	-
Current portion of long term debt	248	-	-
Other current liabilities	2,087	-	-

Total currrent liabilities	9,255	447	98

Accrued license fees, long term portion	1,337	-	-
Long term debt, net of current portion	16,483	-	-

Total liabilities	27,075	447	98

Commitments and contingencies (Note 15)

Stockholders equity
Preferred stock, 1,000 shares authorized
Series A convertible Preferred Stock, 100,000 shares; authorized
at $0.0001 par value; 100,000 shares issued and outstanding	100	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
32,149,089 issued and outstanding at March 31, 2008;
21,968,797 issued and outstanding at December 31, 2007;
16,730,000 issued and outstanding at December 31, 2006	3	3	2
Additional paid-in capital	76,154	9,817	6,309
Accumulated other comprehensive income/(loss)	61	-	-
Accumulated deficit	(3,269)	(2,971)	(767)

Total stockholders equity	73,049	6,949	5,644

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$100,124	$7,396	$5,742

The accompanying notes are an integral part of these consolidated financial statements.

Mandalay Media Inc. and Subsidiaries
Consolidated Statement of Operations

(In thousands, except per share amounts)

	3 Months Ended
	March 31,	Year Ended December 31,
	2008	2007	2006

Revenues	$3,208	$-	$-

Cost of revenues
License fees	1,539	-	-
Adjustment to impairment of guarantees	(1,745)	-	-
Other direct cost of revenues	53	-	-

Total cost of revenues	(153)	-	-

Gross profit	3,361	-	-

Operating expenses
Product development	946	-	-
Sales and marketing	891	-	-
General and administrative	1,467	2,521	553
Amortization of intangible assets	72	-	-

Total operating expenses	3,376	2,521	553

Loss from operations	(15)	(2,521)	(553)

Interest and other income/(expense)
Interest income	97	317	-
Interest (expense)	(310)	-	-
Foreign exchange transaction gain (loss)	2	-	-
Other (expense)	(56)	-	-

Interest and other income/(expense)	(267)	317	-

Loss before income taxes	(282)	(2,204)	(553)

Income tax provision	(16)	-	-

Net loss	(298)	(2,204)	(553)

Preferred Stock Dividends	-	-	(43)

Net Loss attributable to Common Shareholders	$(298)	$(2,204)	$(596)

Basic and Diluted net loss per common share	$(0.01)	$(0.12)	$(0.05)

Weighted average common shares outstanding,	21,628	18,997	11,599
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity and Comprehensive Loss

(In thousands, except share amounts)

Three Months Ended March 31, 2008 and Fiscal Years Ended December, 2007 and 2006

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at December 31, 2005	10,000,000	$1	-	$-	99	-	$(171)	$(71)	$

Net loss							(553)	(553)	(553)
Issuance of common stock	6,730,000	1			6,056			6,057
Sale of preferred stock			100,000	100				100
Preferred stock dividend					43		(43)	-
Warrants isued for
stock-based compensation					111			111

Comprehensive loss

Balance at December 31, 2006	16,730,000	2	100,000	100	6,309	-	(767)	5,644	(553)

Net Loss							(2,204)	(2,204)	(2,204)
Issuance of common stock
(net of offering costs of $27)	5,000,000	1			2,472			2,473
Cashless exercise of warrants	238,797	0			(0)			-	-
Deferred stock-based compensation					1,036			1,036

Comprehensive loss

Balance at December 31, 2007	21,968,797	3	100,000	100	9,817	-	(2,971)	6,949	(2,204)

Net Loss							(298)	(298)	(298)
Issuance of common stock
in connection with the merger	10,180,292	0			48,356			48,356
Assumption of employee stock options
in connection with the merger					11,019			11,019
Issuance of new employee stock options
in connection with the merger					3,938			3,938
Issuance of warrants to lender
in connection with the merger					2,711			2,711
Foreign currency translation gain/(loss)						61		61	61
Deferred stock-based compensation					313			313

Comprehensive loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049	$(237)

The accompanying notes are an integral part of these consolidated financial statements.

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	3 Months Ended
	March 31,	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(298)	$(2,204)	$(553)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	253	-	-
Provision for doubtful accounts	168	-	-
Stock-based compensation	313	1,036	111
(Increase) / decrease in assets:
Accounts receivable	(1,364)	-	-
Prepaid expenses and other current assets	(222)	-	-
Increase / (decrease) in liabilities:
Accounts payable	352	349	24
Accrued license fees	(2,043)	-	-
Accrued compensation	(128)	-	-
Other liabilities	487	-	-

Net cash used in operating activities	(2,482)	(819)	(418)

Cash flows from investing activities

Acquisition costs	(424)	(141)	-
Purchase of property and equipment	(103)	-	-
Cash acquired with purchase of subsidiary	6,679	-	-

Net cash used in investing activities	6,152	(141)	-

Cash flows from financing activities

Proceeds from the sale of preferred stock	-	-	100
Proceeds from the sale of common stock (net
of offering costs of $27)	-	2,473	6,057

Net cash provided by financing activities	-	2,473	6,157

Effect of exchange rate changes on cash and cash equivalents	11	-	-

Net increase/(decrease) in cash and cash equivalents	3,681	1,513	5,739

Cash and cash equivalents, beginning of period	7,255	5,742	3

Cash and cash equivalents, end of period	$10,936	$7,255	$5,742

Supplemental disclosure of cash flow information:

Income taxes paid	16	-	-

Noncash investing and financing activities:

Acquisition of Twistbox	66,025	-	-

Deemed preferrred dividend	-	-	43

The accompanying notes are an integral part of these consolidated financial statements.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the Company), formerly Mediavest, Inc. (Mediavest) was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. (Mediavest). Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 through its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6). On September 14, 2007, Mandalay Media, Inc. (Mandalay) was incorporated by Mediavest in the state of Delaware.

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

On February 12, 2008, Mandalay completed a merger with Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

After the merger with Mandalay, Twistbox became a wholly owned subsidiary of the Company, and the company’s only active subsidiary.

Twistbox Entertainment Inc. (formerly known as The WAAT Corporation) is incorporated in the State of Delaware.

Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in a number of countries. Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to multiple handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has distribution agreements with many of the largest mobile operators in the world.

Twistbox is headquartered in the Los Angeles area and has offices in Europe and South America that provide local sales and marketing support for both mobile operators and third party distribution in their respective regions.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

2.	Summary of Significant Accounting Policies

Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements. The financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for each period presented. The financial statements for the period ended March 31, 2008 and as at March 31, 2008 represent the results of the Company prior to the merger described in Note 6, and consolidated results subsequent to the merger; and the consolidated position of the group at the end of the period.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. The results of operations for acquisitions of companies have been included in the consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year Change
On March 31, 2008, the Board of Directors of the Company approved a change in the Company's fiscal year from December 31 to March 31, effective March 31, 2008. This Form 10-K/T is a transitional report, and includes information for the three month transitional period ended March 31, 2008 and for the twelve month periods ended December 31, 2007 and 2006. The unaudited financial information for the three month period ended March 31, 2007 is as follows:

3 months ended March 31, 2007

Total revenues	$-
Operating loss	(264)
Net loss	(264)

Basic and diluted net loss per common share	$(0.02)
Basic and diluted weighted average shares outstanding	16,730

Revenue Recognition
Twistbox’s revenues are derived primarily by licensing material and software products in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV) and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

A perpetual license gives an end user the right to use the product, image or game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the product, image or game on the registered handset for a limited period of time, ranging from a few days to as long as one month. Twistbox distributes its products primarily through mobile telecommunications service providers (“carriers”), which market the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed by the carrier upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. Twistbox applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Revenues are recognized from our products, images and games when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, Twistbox defines delivery as the download of the product, image or game by the end user. Twistbox estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow Twistbox to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that Twistbox believes are reasonable, but it is possible that actual results may differ from Twistbox’s estimates, and those differences may be material. Twistbox’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of new handsets, growth of 3G subscribers by carrier, promotions during the period and economic trends. When Twistbox receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, Twistbox records any differences between estimated revenues and actual revenues in the reporting period when Twistbox determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If Twistbox is unable to reasonably estimate the amount of revenues to be recognized in the current period, Twistbox recognizes revenues upon the receipt of a carrier revenue report and when Twistbox’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of Twistbox’s estimates, management, where possible, reviews the revenues by country by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If Twistbox deems a carrier not to be creditworthy, Twistbox defers all revenues from the arrangement until Twistbox receives payment and all other revenue recognition criteria have been met.

In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, Twistbox recognizes as revenues the amount the carrier reports as payable upon the sale of Twistbox’s products, images or games. Twistbox has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;
•	carriers generally have significant control over the types of content that they offer to their subscribers;
•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

•	carriers generally pay Twistbox a fixed percentage of their revenues or a fixed fee for each game;
•
carriers generally must approve the price of Twistbox’s content in advance of their sale to subscribers, and Twistbox’s more significant carriers generally have the ability  to set the ultimate price charged to their subscribers; and

•	Twistbox has limited risks, including no inventory risk and limited credit risk

While not a significant portion of revenue, in some instances revenue is earned by delivering a product or service direct to the end user of that product or service. In those cases Twistbox records as revenue the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the period ended March 31, 2008; and the years ended December 31, 2007 and 2006 consisted of 5,586; 1,592 and  24 shares, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period. Preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

Comprehensive Income/(Loss)
Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments.

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Content Provider Licenses

Content Provider License Fees and Minimum Guarantees
The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of longer term content acquisitions, paid in advance and capitalized on our balance sheet as prepaid royalties. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the prepaid royalties. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, and share of the relevant licensor to evaluate the future realization of future royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, product life cycle status, product development plans, and current and anticipated sales levels, as well as other qualitative factors. To the extent that this evaluation indicates that the remaining future guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues and a liability in the period that impairment is indicated. During the period ended March 31, this evaluation has resulted in an adjustment to previously recorded charges and the associated liability due to the renegotiation of a significant content provider contract which changed the amount and duration of minimum guarantee payments that the company is obligated to pay. This resulted in a partial reversal of prior impairment charges amounting to $1,745 in the period. This reversal has been included in cost of revenues.

Content Acquired
Amounts paid to third party content providers as part of an agreement to make content available to the Company for a term or in perpetuity, without a revenue share, have been capitalized and are included in the balance sheet as prepaid expenses. These balances will be expensed over the estimated life of the material acquired.

Software Development Costs
The Company applies the principles of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product.

The Company has adopted the “tested working model” approach to establishing technological feasibility for its products and games. Under this approach, the Company does not consider a product or game in development to have passed the technological feasibility milestone until the Company has completed a model of the product or game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product or game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products and games; the lack of pre-orders or sales history for its products and games; the uncertainty regarding a product’s or game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product or game will be available for sale; and its historical practice of canceling products and games at any stage of the development process.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Product Development Costs
The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $226 in the period ended March 31, 2008.

Restructuring
The Company accounts for costs associated with employee terminations and other exit activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits.

Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to their relatively short maturity. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings outstanding approximates their fair value.

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment of $61 in the period ended March 31, 2008 has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity (deficit) and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We have placed cash and cash equivalents and short-term investments with a single high credit-quality institution. As of March 31, 2007 we did not have any long-term marketable securities. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2008, approximately 36% of our gross accounts receivable outstanding was with one major customer. This customer accounted for 48% of our gross sales in the period ended March 31, 2008.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Property and Equipment
Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 8 to 10 years for leasehold improvements and 5 years for other assets.

Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, including purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under SFAS No. 109, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2008. FIN 48 did not impact the Company’s financial position or results of operations at the date of adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

Stock-based compensation.
We have applied SFAS No. 123(R) Share-Based Payment (“FAS 123R”) and accordingly, we record stock-based compensation expense for all of our stock-based awards.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded.

The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Reclassification
Certain amounts previously reported as deferred compensation resulting from share based compensation costs with future service periods have been reclassified to additional paid-in capital to conform with the March 31, 2008 presentation.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant estimates relate to revenues for periods not yet reported by Carriers, liabilities recorded for future minimum guarantee payments under content licenses, accounts receivable allowances, and stock-based compensation expense.

Recent Accounting Pronouncements
In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1”.  The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees.  In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The Company believes that FSP 123(R)-5 will not have a significant impact on its results of operations or financial position.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

3.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  The Company’s operating subsidiary, Twistbox, has sustained substantial operating losses since commencement of operations.  In addition, the Company has incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets and goodwill.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company reaching a positive cash flow position or obtaining additional financing, while maintaining adequate liquidity.

Management believes that actions undertaken to achieve this position provide the opportunity for the Company to continue as a going concern. These actions include continued increases in revenues by introducing new products and revenue streams, continued expansion into new territories, reviewing additional financing options and accretive acquisitions.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

4.	Balance Sheet Components

Accounts Receivable

	March 31, 2008	December 31, 2007	December 31, 2006

Accounts receivable	$6,330	$-	$-
Less: allowance for doubtful accounts	(168)	-	-

	$6,162	$-	$-

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the period ended March 31, 2008.

Property and Equipment

	March 31, 2008	December 31, 2007	December 31, 2006

Equipment	$654	$-	$-
Equipment subject to capitalized lease	$71	-	-
Furniture & fixtures	$228	-	-
Leasehold improvements	$140	-	-
	1,093	-	-
Accumulated depreciation	(56)	-	-
	$1,037	$-	$-

Depreciation expense for the period ended March 31, 2008 was $56; depreciation expense for the years ended December 31, 2007 and 2006 was $0 and $0 respectively.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $72 $0, and $0 at March 31, 2008 and December 31, 2007 and December 31, 2006, respectively. The Company has a commitment to pay $20 under these leases during the year ending March 31, 2009. These payments have a net present value of $20.

5.	Description of Stock Plans

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (Plan). Under the Plan, the Company may grant up to 3,000 shares or equivalents of common stock of the Company as incentive stock options (ISO), non-qualified options (NQO), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

On February 12, 2008, the Company amended the Plan to increase the number of shares of our common stock that may be issued under the Plan to 7,000 shares and on March 7, 2008, amended the Plan to increase the maximum number of shares of the Company's common stock with respect to which stock rights may be granted in any fiscal year to 1,100 shares. All other terms of the plan remain in full force and effect.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005
Granted
Canceled
Exercised
Outstanding at December 31, 2006	-	-
Granted	1,600,000	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600,000	$2.64
Granted	2,751,864	$4.57
Transferred in from Twistbox	2,462,090	$0.64
Canceled	(11,855)	$0.81
Outstanding at March 31, 2008	6,802,099	$2.70
Exercisable at March 31, 2008	3,279,584	$1.76

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted	Options tranferred from Twistbox
Expected life (years)	4 to 6	3 to 7
Risk-free interest rate	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $2.83 and during the year ended December 31, 2007 was $1.54.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options outstanding at March 31, 2008 was as follows:

Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outsanding March 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0 - $1.00	8.32	2,450,235	$0.64	$13,112,767
$2.00 - $3.00	9.50	1,600,000	$2.64	$5,359,000
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.90	2,751,864	$4.57	$3,918,243
	9.24	6,802,099	2.70	$22,390,010

The exercise price for options exercisable at March 31, 2007 was as follows:

Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options exercisable at March 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0 - $1.00	8.25	2,165,588	$0.62	$11,622,615
$2.00 - $3.00	9.44	407,661	$2.64	$1,364,562
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.88	706,335	$4.73	$887,444
	8.75	3,279,584	1.76	13,874,621

Operating expenses included amounts related to stock option expense of $313 for the period ended March 31, 2008; and $1,036 for the year ended December 31, 2007.

6.	Acquisitions/Purchase Price Accounting

The Company made one significant acquisition during the period covered by these financial statements. The acquisition and related purchase accounting are summarized as follows:

Twistbox Entertainment, Inc. and related entities

On February 12, 2008, Mandalay completed a merger with Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 318 unvested options. After the Merger, Twistbox became a wholly owned subsidiary of the Company.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. It publishes and distributes its content globally and has developed an intellectual property portfolio unique to its target demographic that includes worldwide mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform and has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

In connection with the Merger, the Company guaranteed up to $8,250 of principal under an existing note of Twistbox in accordance with the terms, conditions and limitations contained in the note. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. The warrants have been included as part of the purchase consideration and have been valued using the Black Scholes method, using the stock price at the merger date of $4.75 per share discounted for certain restrictions, a volatility of 70%, and the exercise price and the expected time to vest for each group.

The purchase consideration was determined by an independent valuation to be $67,479, consisting of $66,025 attributed to the common stock and options exchanged and warrants issued, and $1,454 in transaction costs. The stock and options were valued using the Black Scholes method, using the stock price at the merger date of $4.75 per share, a volatility of 70%, and in the case of options the exercise price and the expected time to vest for each group. Under the purchase method of accounting, the Company allocated the total purchase price of $67,479 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

Cash	$6,679
Accounts receivable	4,966
Prepaid expenses and other current assets	1,138
Property and equipment	1,062
Other long-term assets	361
Accounts Payable, accrued license fees and accruals	(6,882)
Other current liabilities	(814)
Accrued license fees, long term portion	(2,796)
Long term debt	(16,483)
Identified Intangibles	19,905
Merger related restructuring reserves	(1,034)
Goodwill	61,377

$67,479

Goodwill recognized in the above transaction amounted to $61,377. Goodwill in relation to the acquisition of Twistbox is not expected to be deductible for income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. Merger related restructuring reserves include reserves for employee severance and for office relocation.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Twistbox by Mandalay Media accounted for by the purchase method of accounting as if it had occurred as at January 1, 2008, the beginning of the period presented, and as at January 1, 2007 for the comparable three month period. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

	3 months ended	3 months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Revenues	$4,646	$3,708
Cost of revenues	494	7,926
Gross profit/(loss)	4,152	(4,218)

Operating expenses net of interest
income and other expense	5,174	6,145
Income tax expense	30	20
Net loss	(1,052)	(10,383)

Basic and Diluted net loss per common share	$(0.05)	$(0.62)

7.	Goodwill

The changes in the carrying amount of goodwill for the period ended March 31, 2008 was as follows:

Balance at December 31, 2007	-
Goodwill acquired	61,377
Balance at March 31, 2008	$61,377

8.	Other Intangible Assets

	March 31,	December 31,	December 31,
	2008	2007	2006

Software	$1,611	$-	$-
Trade Name / Trademark	13,030	-	-
Customer list	4,378	-	-
License agreements	886	-	-

	19,905	-	-
Accumulated amortization	(125)	-	-
	$19,780	$-	$-

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the period ended March 31, 2008 the Company recorded amortization expense in the amount of $53 in cost of revenues; and amortization expense in the amount of $72 in operating expenses.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2008, the total expected future amortization related to intangible assets was as follows:

	2009	2010	2011	2012	2013	Thereafter
Software	$230	$230	$230	$230	$230	$430
Customer List	547	547	547	547	547	1,570
License Agreements	177	177	177	177	154	-
	$954	$954	$954	$954	$931	$2,000

9.	Debt

	March 31,	December 31,	December 31,
	2008	2007	2006
Short Term Debt

Capitalized lease liabilities, current portion	$20	$-	$-
Senior secured note, accrued interest	228	-	-
	$248	$-	$-

	March 31,	December 31,	December 31,
	2008	2007	2006
Long Term Debt

Capitalized lease liabilities, long term portion	$-	$-	$-
Senior Secured Note, long term portion, net of discount	16,483	-	-
	$16,483	$-	$-

In July 2007, Twistbox entered into a debt financing agreement in the form of a Senior Secured Note amounting to $16,500, payable at 30 months. The holder of the Note was granted first lien over all of the Company’s assets. The Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The agreement included certain restrictive covenants. In conjunction with the merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the Senior Secured Note.

Minimum future obligations, including interest, under the Senior Secured Note are $1,595 for the year ended March 31, 2009 and $17,875 during the year ended March 31, 2010 including repayment of the principle. Capitalized lease assets are set out in Note 4. Future obligations under capitalized leases are included as part of Other Obligations in Note 15.

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Mandalay Media Inc

In 2006, the Company borrowed an aggregate of $100 from Trinad Capital, with interest at 10%, per annum. The loans were repaid on October 10, 2006, with interest of $5.

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the years ended December 31, 2007 and 2006, the Company paid management fees under the agreement of $360 and $107, respectively.

In January 2007, prior to his employment as an officer of the Company, the president received $25 in consulting fees.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 for the period ended March 31, 2007; and $77 for the year ended December 31, 2007.

Twistbox Entertainment, Inc

Lease of Premises
The Company leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $63 for the period ended March 31, 2008.

The Company is party to an oral agreement with a person affiliated with the Company with respect to a lease of an apartment in London. Amount paid in connection with this lease was $12 for the period ended March 31, 2008.

11.	Capital Stock Transactions

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

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On August 3, 2006, the Company sold 100 shares of the Series A to Trinad Management, LLC (Trinad Management), an affiliate of Trinad Capital LP (Trinad Capital), one of the Company’s principal shareholders, for an aggregate sale price of $100, $1.00 per share. The Company recognized a one time, non-cash deemed preferred dividend of $43 because the fair value of our common stock at the time of the sale of $1.425 per share, was greater than the conversion price of $1.00 per share.

Common Stock

On August 3, 2006, the Company authorized an increase in their authorized shares of common stock from 19,000 to 100,000 shares.

On August 3, 2006, the Company authorized a 2.5 to 1 stock split of its common stock, increasing its outstanding shares from 4,000 to 10,000. In connection with the split, the Company transferred $6 from additional paid-in capital to common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On August 3, 2006, the Company granted warrants to purchase 150 and 50 shares of common stock of the Company to its president and a director, respectively. Each warrant is exercisable at $2.50 per share, through August 1, 2008. The warrants were valued at $111 using a Black-Scholes model assuming a risk free interest rate of 4.89%, expected life of two years, and expected volatility of 105.67%.

On September 14, 2006, October 12, 2006 and December 26, 2006, the Company sold 2,800, 3,400 and 530 units, respectively, at $1.00 per unit, for an aggregate proceeds of $ 6,057, net of offering costs of $673. Each unit consisted of one share of common stock of the Company and one warrant. Each warrant is exercisable to purchase one share of common stock of the Company at $2.00 per share, through September, October and December 2008.

On July 24, 2007, the Company sold 5,000 shares of the Company's common stock, at $0.50 per share, for aggregate proceeds of $2,473, net of offering costs of $27.

In September, October and December 2007, warrants to purchase 625 shares of common stock were exercised in a cashless exchange for 239 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On November 7, 2007, the Company granted non-qualified stock options to purchase 500 shares of common stock of the Company to a director under the Plan. The options have a ten year term and are exercisable at $2.65 per share, with one-third of the options vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the one-third on the second anniversary of the date of grant. The options were valued at $772 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

On November 14, 2007, the Company granted non-qualified stock options to purchase 100 shares of common stock of the Company to a director under the Plan. The options have a ten year term and are exercisable at a price of $2.50 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. The options were valued at $160 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Series A Preferred Stock	100
Options under the Plan	7,000
Warrants not under the Plan	100
Warrants issued with units	6,205

13,405

On February 12, 2008, the Company issued 10,180 shares of common stock in connection with the merger with Twistbox. The Company also assumed all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,144 vested and 319 unvested options; and the Company issued warrants to a lender to Twistbox, to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011.

12.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

13.	Income Taxes

As of March 31, 2008, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $36,300, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL' carry-forwards.

In connection with the merger described in Note 6 above, the Company has recorded goodwill and intangibles which will have differing amortization for book and tax purposes. Goodwill and trademarks, amounting to $74,407 will not be amortized for book purposes, but will be subject to amortization for tax purposes, giving rise to a permanent difference. Other intangible assets, amounting to $6,875 will be amortized over a shorter period for book purposes than tax purposes, giving rise to timing differences. These differences will impact the Company’s NOL carry-forwards in the future.

As of March 31, 2008, realization of the Company's net deferred tax asset of approximately $14,750 was not considered more likely than not and, accordingly, a valuation allowance of $14,750 has been provided. During the three months ended March 31, 2008, the valuation allowance increased by $350.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2008.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2008, the components of deferred tax asset consisted of the following:

Net operating loss carry-forwards	$14,200
Amortization of intangible assets	25
Share-based compensation	525
Valuation allowance	(14,750)
$-

For the three months ended March 31, 2008, and the years ended December 31, 2007 and 2006, the components of deferred tax expense consisted of the following:

	2008	2007	2006

Net operating loss	$200	$500	$200
Amortization of intangible assets	25
Share-based compensation	125	400	-
	350	900	200
Less valuation allowance	(350)	(900)	(200)
	$-	$-	$-

For the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	March 31,	December 31,	December 31,
	2008	2007	2006

Federal income tax, at statutory rate	$(100)	$(800)	$(180)
State income tax, net of federal benefit	(15)	(100)	(20)
Amortization of intangibles	(235)
Change in valuation allowance	350	900	200
	$-	$-	$-

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2008, December 31, 2007 and December 31, 2006. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the consolidated statement of income for the period ended March 31, 2008 and the years ended December 31, 2007 and 2006 was not material.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended March 31, 2008:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Year ended March 31, 2008
Net sales to unaffiliated customers	398	2,553	147	110	3,208
Property and equipment, net	846	191	-	-	1,037

Our largest single customer accounted for 48% of our revenue in the period ended March 31, 2008.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at March 31, 2008:

Year Ending March 31,
2009	$272
2010	254
2011	74
Total minimum lease payments	$600

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $121 for the period ended March 31, 2008.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of March 31, 2008 were as follows:

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Minimum
Guaranteed
Year Ending March 31,	Royalties
2009	$1,923
2010	1,560
2011	1,200
2012	30
Total minimum payments	$4,713

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $2,487 as of March 31, 2008, because the Company has determined that recoupment is unlikely.

Other Obligations
As of March 31, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at March 31, 2008. Annual payments relating to these commitments at March 31, 2008 are as follows:

Year Ending March 31,	Commitments
2009	3,195
2010	2,554
2011	1,521
2012	165
Total minimum payments	$7,435

Litigation
The Company is subject to various claims and legal proceedings arising in the normal course of business. Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any in the aggregate will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

On March 20, 2007, Twistbox and FTV GmbH entered into a Content License Agreement (“CLA”) pursuant to which, among other things, Twistbox licensed certain FTV GmbH content and, in exchange, Twistbox agreed to make certain payments to FTV GmbH.  On or about April 17, 2007, Leaway Enterprises, Ltd. dba “Mobival” (“Mobival”) filed an action in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice, Claim No. 2007 Folio 458 against FTV Ltd. BVI (“FTV BVI”) alleging breach of a “Content Distribution Agreement” between Mobival and FTV BVI (hereinafter, the “U.K. Action”).  On or about July 20, 2007, Mobival filed an action in the Los Angeles Superior Court, No. LC 078611 against Twistbox, FTV GmbH and Michel Adam Lisowksi (“Adam”) alleging interference, unfair business practices and fraud (hereinafter, the “U.S. Action”).  On or about February 28, 2008, Twistbox, FTV GmbH, Mobival and all other interested parties executed a Settlement Agreement and Mutual General Release which released all parties from any and all claims and liabilities related to the matters raised in the U.K. Action and the U.S. Action. No expenses related to this settlement were incurred in the period ended March 31, 2008.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

16.	Subsequent Events (unaudited)

On May 16, 2008, the Company signed a letter of intent to purchase video gaming company Green Screen Interactive Software, Inc. (“Green Screen”).

In connection with the potential acquisition, the Company also provided a bridge loan of $2,000 to Green Screen on May 16, 2008 by purchasing a Convertible Secured Promissory Note in the aggregate principal amount of $2,000 (the “Note”) from Green Screen. The Note matured at any time on or after October 15, 2008 (the “Maturity Date”), within five business days of written demand by the Company, unless it was prepaid or converted in accordance with the terms of the Note. The Note initially bore interest at a rate of 10% per annum (increasing after a certain period of time or on default). The Note was convertible into equity securities of Green Screen at the option of the Company.

In connection with the bridge loan, Green Screen granted the Company a first priority security interest in and to all of Green Screen’s tangible and intangible assets. As of June 16, 2008 the letter of intent expired without execution of a definitive acquisition agreement, and has therefore been terminated. The entire Note, plus interest ($2,028), was repaid on July 7, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Members of our management, including our Chief Executive Officer, Bruce Stein, and Chief Financial Officer, Jay A. Wolf, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a(e)-15 or 15d-15(e), as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Stein and Wolf concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period in which this Transition Report on Form 10-KT was prepared.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the Transition Period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2008. Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of March 31, 2008.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

The following table sets forth our directors and executive officers as of July 15, 2008:

Name	Age	Position(s)
Bruce Stein	54	Chief Executive Officer, Director
James Lefkowitz	50	President
Jay A. Wolf	35	Chief Financial Officer, Director
Ian Aaron	48	President and Chief Executive Officer of Twistbox, Director
Russell Burke	48	Senior Vice President and Chief Financial Officer of Twistbox
David Mandell	47	Executive Vice President, General Counsel and Corporate Secretary of Twistbox
Eugen Barteska	37	Managing Director of Twistbox Games
Adi McAbian	35	Director
Peter Guber	66	Co-Chairman
Robert S. Ellin	43	Co-Chairman
Barry I. Regenstein	52	Director
Paul Schaeffer	61	Director
Robert Zangrillo	42	Director
Richard Spitz	47	Director

Biographical information for our directors and executive officers are as follows:

Bruce Stein. Mr. Stein is the Chief Executive Officer of Mandalay Media, Inc. and a member of its Board of Directors. Prior to joining Mandalay in October 2007, Mr. Stein was founder and Co-Chief Executive Officer of The Hatchery LLC (“The Hatchery”) from April 2003 through October 2007, a company specializing in intellectual property development and entertainment production of kids and family franchises. Since 2003, he has served on the board of directors of ViewSonic, Inc. and is chairman of the compensation committee. Prior to joining The Hatchery, Mr. Stein held various executive titles at Mattel, Inc., including Worldwide President, Chief Operating Officer and a member of the board of directors from August 1996 through March 1999. From August 1995 through August 1996, Mr. Stein was Chief Executive Officer of Sony Interactive Entertainment Inc., a subsidiary of Sony Computer Entertainment America Inc. At various times between January 1995 and June 1998, Mr. Stein served as a consultant to DreamWorks SKG, Warner Bros. Entertainment and Mandalay Entertainment. From 1987 through 1994, Mr. Stein served as President of Kenner Products, Inc. Mr. Stein received a B.A. from Pitzer College and an M.B.A. from the University of Chicago.

James Lefkowitz. Mr. Lefkowitz has been our President since June 2007. He is a 20 year entertainment industry veteran with a wide range of experience in law, business, finance, film and television. Mr. Lefkowitz joined Mandalay from Cantor Fitzgerald (Cantor), where he was managing director of Cantor Entertainment from 2005 through 2007. Prior to Cantor, Mr. Lefkowitz was an agent at Creative Artists Agency from 1998 through 2005, the premiere talent agency in Hollywood, where he represented actors, writers and directors. He began his career as an attorney at the law firm of Manatt, Phelps, and Phillips in Los Angeles. He subsequently worked for six years as a business affairs executive at Walt Disney Studios and Touchstone Pictures. Mr. Lefkowitz is a graduate of the University of Michigan School of Business Administration and Michigan Law School.

Ian Aaron. Mr. Aaron has been a member of our Board of Directors since February 2008 and has been the President and Chief Executive Officer of Twistbox since January 2006. He is responsible for Twistbox’s general entertainment, games and late night business units. Mr. Aaron has over 20 years of experience in the fields of international CATV, telecom and mobile distribution and has served on the board of directors of a number of international media and technology-based companies. Prior to joining Twistbox, from June 2003 through April 2005, Mr. Aaron served as President of the TV Guide Television Group of Gemstar - TV Guide International, Inc., a NASDAQ publicly traded company that engages in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From August 2000 to May 2003, Mr. Aaron served as President, Chief Executive Officer and Director of TVN Entertainment, Inc., which is the largest privately held digital content aggregation, management, distribution, and service company in the United States. From October 1994 to August 2000, Mr. Aaron worked in a number of capacities, including as President and Director, with SoftNet Systems, Inc., a broadband internet service provider that was traded publicly on NASDAQ. Mr. Aaron received a B.S. in electrical engineering and a B.S. in communications from the University of Illinois.

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

Robert S. Ellin. Mr. Ellin has twenty years of investment and turnaround experience. Mr. Ellin is a partner and co-founder of Trinad, an activist hedge fund focused on micro-cap public companies. Prior to founding Trinad, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin frequently played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (THQI), Grand Toys (GRIN), Forward Industries, Inc. (FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin currently sits on the boards of Command Security Corporation (MOC), Mandalay Media, Inc. (MNDL), Asianada, Inc. (ASND) and New Motion, Inc. d/b/a Artrinsic, Inc. (NWMO). Mr. Ellin also serves on the Board of Governors at Cedars-Sinai Hospital. Mr. Ellin received his B.A. from Pace University.

Jay Wolf. Mr. Wolf is a partner and co-founder of Trinad. Mr. Wolf has a broad range of investment and operations experience that includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions and public equity investments. Prior to his work at Trinad, Mr. Wolf served as EVP of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf currently sits on the boards of Mandalay Media, Inc. (MNDL), ProLink Holdings Corporation (PLKH), Shells Seafood Restaurants (SHLL), Xcorporeal, Inc. (XCR), Asianada, Inc. (ASND) and Northstar Systems, Inc. Mr. Wolf is also a member of the Board of Governors at Cedars-Sinai Hospital. Mr. Wolf received his B.A from Dalhousie University.

Barry I. Regenstein. Mr. Regenstein has served on our Board of Directors since February 2005. Mr. Regenstein is also the President since 2006 and Chief Financial Officer since 2004 of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH), Asianada, Inc. (ASND) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Paul Schaeffer. Mr. Schaeffer  has served on our Board of Directors since August 2007 as Vice-Chairman.  He is Vice Chairman, Chief Operating Officer and Co-Founder of the Mandalay Entertainment since 1995. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment, overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. During his tenure, Mr. Schaeffer also had supervisory responsibility for the $105 million rebuilding and renovation of Sony Pictures Studios. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He spent two years as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University.

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

Audit Committee

As of July 15, 2008, the Board of Directors had not established an audit committee. We are exempt from the listing standards for audit committees under Rule 10A-3, Listing Standards Relating to Audit Committees, as promulgated under the Exchange Act. However, for certain purposes of the rules and regulations of the SEC, our Board of Directors is deemed to be our audit committee. Our Board of Directors has determined that Barry Regenstein is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. Now that we have completed the Merger, we plan on establishing an audit committee that complies with the standards of Rule 10A-3.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our Transition Period ended March 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: one Form 4 report was not timely filed by Eugen Barteska as to one transaction, one Form 4 was not timely filed by Guber Family Trust as to one transaction, one Form 4 report was not timely filed by Adi McAbian as to one transaction, one Form 4 report was not timely filed by Ian Aaron as to one transaction, one Form 4 was not timely filed by Peter Guber as to one transaction and one Form 4 report was not timely filed by Bruce Stein as to one transaction.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during the Transition Period ended March 31, 2008 to our named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
		($)	($)	($)	($)		($)	($)

Bruce Stein, Chief Executive Officer	The Transition Period Ended March 31, 2008	68,974	—	—	2,615,839	(1)	—	2,684,813

Robert S. Ellin, Former Chief Executive Officer(2)	The Transition Period Ended March 31, 2008	—	—	—	—		—	—

James Lefkowitz, President	The Transition Period Ended March 31, 2008	62,500	—	—	—		—	62,500

Ian Aaron, Chief Executive Officer of Twistbox (3)	The Transition Period Ended March 31, 2008	44,000	—	—	1,389,979	(4)	—	1,433,979

(1) We valued the options for FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were a volatility equal to 75.2% and a discount rate equal to 3.89%.

(2) Mr. Ellin served as our Chief Executive Officer until March 7, 2008, and now serves as Co-Chairman of our Board of Directors.

(3) Ian Aaron became one of our executive officers in connection with the Merger. The table reflects his compensation received as an executive officer of Twistbox and as a director of Mandalay.

(4) We valued the options for FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were a volatility equal to 70% and a discount rate equal to 2.7%.

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

Our Board of Directors granted Mr. Lefkowitz options to purchase 500,000 shares of our common stock pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with his employment as President. The options have a 10-year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on June 28, 2008, and the remaining one-third become exercisable on June 28, 2009.

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

On February 12, 2008, in connection with the closing of the Merger, Twistbox entered into the Second Amendment to Employment Agreement (the “Second Amendment”), an amendment to its existing letter employment agreement with Ian Aaron for his service as Chief Executive Officer of Twistbox, dated as of May 16, 2006, as amended by that certain Amendment to Employment Agreement dated December 30, 2007 and then in effect. Pursuant to such employment agreement, as amended by the Second Amendment (the “Employment Agreement”), Mr. Aaron shall serve in his role as CEO until February 12, 2011, such term to thereafter renew upon mutual agreement of Twistbox and Mr. Aaron (to be determined on or about August 12, 2010), unless earlier terminated pursuant to the Employment Agreement. Mr. Aaron’s Employment Agreement provides that his base salary shall be at the annual rate of $350,000 from February 12, 2008 through February 11, 2009 , $367,500 from February 12, 2009 through February 11, 2010, and $385,875 from February 12, 2010 through February 12, 2011. He is eligible for an annual cash bonus of up to 50% of base salary based upon the achievement of performance goals set by Twistbox’s board of directors, a minimum of four weeks paid vacation, reimbursement of certain expenses, an automobile allowance of $1,000 per month, and life insurance equal to two times base salary. During the term of his employment and for 12 months thereafter, Mr. Aaron is prohibited from competing with the company directly or indirectly by participating in any business relating to Mobile Adult WAP, Adult MobileTV, Adult Off-Deck Services, Mobile AVS Systems or Mobile Adult Advertising Services, soliciting customers, or soliciting employees.

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

OUTSTANDING EQUITY AWARDS AT THE TRANSITION PERIOD ENDED MARCH 31, 2008

The following table presents information regarding outstanding options held by certain of our executive officers as of March 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Bruce Stein, Chief Executive Officer	166,667	(1)	333,333		—	2.65	11/7/17
	16,667	(2)	33,333		—	4.65	1/2/18
	—		1,001,864	(3)	—	4.25	3/17/18
Robert S. Ellin, Chief Executive Officer (4)	—		—		—	—	—
James Lefkowitz, President	333,333	(5)	166,667		—	2.65	11/7/17
Ian Aaron, Chief Executive Officer of Twistbox	54,725	(6)	—		—	.35	1/17/16
	200,000	(7)	400,000		—	4.75	2/12/18

(1) Mandalay’s Board of Directors granted Mr. Stein the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with Mr. Stein entering into an employment letter with Mandalay, pursuant to which Mr. Stein was appointed a director of the Company, effective immediately, and as Chief Operating Officer of Mandalay, effective as of January 1, 2008, or earlier at the option of Mr. Stein. The options have a 10 year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on November 7, 2008 and the remaining one-third become exercisable on November 7, 2009.

(2) Mandalay’s Board of Directors granted Mr. Stein the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on January 2, 2008 as partial compensation for Mr. Stein entering into an employment letter with Mandalay, pursuant to which Mr. Stein was appointed a director of Mandalay, effective immediately, and as Chief Operating Officer of Mandalay, effective as of January 1, 2008, or earlier at the option of Mr. Stein. The options have a 10 year term and are exercisable at a price of $4.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on November 7, 2008 and the remaining one-third become exercisable on November 7, 2009.

(3) Mandalay’s Board of Directors granted Mr. Stein the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on March 7, 2008 as partial compensation in connection with Mr. Stein entering into an amendment to his employment letter with Mandalay. The options have a 10 year term and are exercisable at a price of $4.25 per share. Options to purchase 233,830 shares become exercisable on March 7, 2009, options to purchase 233,830 shares become exercisable on March 7, 2010 and the remaining 534,204 shares become exercisable on March 7, 2011.

(4) Mr. Ellin served as our Chief Executive Officer until March 7, 2008, and now serves as Co-Chairman of our Board of Directors.

(5) Mandalay’s Board of Directors granted Mr. Lefkowitz the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on November 7, 2007 in connection with his employment as President of Mandalay. The options have a 10 year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third became exercisable on June 28, 2008 and the remaining one-third become exercisable on June 28, 2009.

(6)   Twistbox’s board of directors granted Mr. Aaron the options pursuant to the terms of the Twistbox 2006 Stock Incentive Plan on January 17, 2006 in connection with his employment as Chief Executive Officer of Twistbox. The options have a 10-year term and are exercisable at a price of $0.35 per share. Upon consummation of the Merger, all of the options held by Mr. Aaron, became immediately exercisable for 54,725 shares of Mandalay common stock.

(7) In connection with the Merger, Mandalay’s Board of Directors granted Mr. Aaron the options pursuant to the Mandalay Media, Inc. 2007 Employee, Director and Consultant Plan on February 12, 2008 as partial compensation in connection with Mr. Aaron entering into an amendment to his employment agreement with Twistbox. The options have a 10 year term and are exercisable at a price of $4.75 per share. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on February 12, 2009 and the remainder become exercisable on February 12, 2010.

DIRECTOR COMPENSATION

Other than the compensation described above, we did not compensate any of our other directors during the Transition Period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Transitional Report on Form 10-KT, which is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 10, 2008, by (i) each of our executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. As of July 10, 2008, there were a total of 32,315,054 † shares of common stock outstanding.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage Owned(%)
Trinad Capital Master Fund, Ltd.(3)	9,400,000	29.2

Robert S. Ellin(4)	9,566,666	29.4

Jay A. Wolf (5)	9,400,000	29.2

Lyrical Partners, L.P.(6)	3,000,000	8.9

David E. Smith (7)	4,000,000	11.7

Barry I. Regenstein (8)	50,000	*

Peter Guber (9)	5,238,094	16.3

Paul Schaeffer (10)	600,000	1.9

Jim Lefkowitz (11)	166,667	*

Bruce Stein (12)	183,334	*

Robert Zangrillo (13)	166,667	*

Richard Spitz (14)	99,999	*

Ian Aaron(15)	1,166,813	3.6

Adi McAbian (16)	966,813	3.0

Russell Burke (17)	194,124	*

David Mandell (18)	263,394	*

Eugen Barteska (19)	251,281	*

Spark Capital, L.P. (20)	2,857,144	8.8

ValueAct SmallCap Master Fund L.P. (21)	2,185,243	6.3

All directors and executive officers as a group (14 individuals)	18,913,852	54.2

* Less than one percent.

† The Company and its transfer agent have a 100,723 share discrepancy that we are in the process of investigating. In the event that the transfer agent’s records are correct, we will adjust our numbers accordingly in future filings.

(1) Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Media, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of July 10, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of 9,300,000 shares of common stock held by Trinad Capital Master Fund, Ltd., 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management, assuming a conversion on a one-for-one basis of the Series A Convertible Preferred Stock and 166,667 shares of common stock underlying options. The number of shares of common stock into which the Series A Convertible Preferred Stock is convertible is subject to adjustment for stock splits, stock dividends, reorganizations, the issuance of dividends, and other events specified in our certificate of incorporation. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. The address of Trinad Capital Master Fund, Ltd. is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

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

(9) Includes 166,667 shares of common stock underlying options. Some of the securities indicated are held indirectly by Mr. Guber through the Guber Family Trust for which he serves as a trustee. Mr. Guber disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(10) Consists of 500,000 shares of common stock and 100,000 shares of common stock underlying options. Some of the securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(11) Includes 166,667 shares of common stock underlying options.

(12) Includes 183,334 shares of common stock underlying options.

(13) Includes 166,667 shares of common stock underlying options.

(14) Includes 33,333 shares of common stock underlying options.

(15) Includes 254,725 shares of common stock underlying options. The address for Mr. Aaron is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

(16) Includes 54,725 shares of common stock underlying options. The address for Mr. McAbian is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

(17) Includes 194,124   shares of common stock underlying options. The address for Mr. Burke is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

(18) Includes 263,394 shares of common stock underlying options. The address for Mr. Mandell is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay

In 2006, we borrowed an aggregate of $100,000 from Trinad Capital Master Fund (“Trinad Capital”), with interest at 10%, per annum. The loans were repaid on October 20, 2006, with interest of $5,082.

On September 14, 2006, we entered into a management agreement (the “Management Agreement”) with Trinad Management, an affiliate of Trinad Capital, which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad Management will provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. Management fee expenses for the year ended December 31, 2006 totaled $107,000 and for the year ended December 31, 2007 totaled $360,000.

In January 2007, prior to his employment as an officer of the Company, Jim Lefkowitz, President of the Company, received $25,000 in consulting fees.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $8,500 per month. Rent expense in connection with this lease was $25,600 for the Transition Period ended March 31, 2008; and $76,500 for the year ended December 31, 2007.

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

Twistbox

Twistbox engages in various business relationships with its shareholders and officers and their related entities. The significant relationships are as follows:

Lease of Premises

Twistbox leases its primary offices in Los Angeles, California from Berkshire Holdings, LLC, a company with common ownership by Adi McAbian, an officer of Twistbox and a common stockholder. Amounts paid in connection with this lease were $314,000 and $213,000 for the years ended March 31, 2007 and 2006 respectively. The amount paid in connection with the lease for the Transition Period ended March 31, 2008 was $63,000.

Twistbox is party to an oral agreement with Yael Pipekintch, a relative of Adi McAbian, a director of the Company and a member of Twistbox’s board of directors, with respect to a lease of an apartment in London. Amounts paid in connection with this lease were $59,000 and $48,000 for the years ended March 31, 2007 and 2006 respectively. The amount paid in connection with this lease was $12,000 for the Transition Period.

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

Twistbox was party to a loan from East-West Bank, which originated on January 27, 2006 in an amount of $161,000. Twistbox also entered into a loan agreement with an affiliated company, PowerSports Video Productions CCT,   effective on the same date for the same amount. The bank agreement was secured with a motor vehicle operated exclusively by an officer of Twistbox. The interest income under the loan to an affiliate completely offset interest expense incurred under the bank loan. As of March 31, 2007, $106,000 was due to Twistbox under this loan, and the amount payable under the bank loan was $102,000. Amounts paid for the years ended March 31, 2007 and 2006 were $59,000 and, $10,000, respectively, including interest of $8,000 and $1,000, respectively. Amounts received for the years ended March 31, 2007 and 2006 were $55,000 and $10,000, respectively, including interest of $8,000 and $1,000, respectively. The agreement has subsequently been terminated.

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

Director Independence

Of the ten members of our Board of Directors, the following directors are independent directors: Paul Schaeffer, Barry Regenstein, Richard Spitz and Robert Zangrillo. We determined these directors are independent based on the listing standards of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective May 28, 2008, the Board approved the engagement of Grobstein Horwath & Company LLP (“Grobstein”) as the Company’s new independent registered public accounting firm to provide audit services for the Company. We have engaged Grobstein to audit our financial statements for the Transition Period Ended March 31, 2008. Raich Ende Malter & Co. LLP conducted the reviews of our annual financial statements and other audit related services for the fiscal years ended December 31, 2007 and Most & Company, LLP in 2006. Effective May 28, 2008, the Board approved the engagement of Grobstein as the Company’s new independent registered public accounting firm to provide audit services for the Company.

Fees

Aggregate fees for professional services rendered to us by Grobstein Horwath & Company LLP and Raich Ende Malter & Co. LLP for the Transition Period ended March 31, 2008 and for the Fiscal Years ended December 31, 2007 and December 31, 2006, respectively were:

	Transition Period Ended March 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$125,000	$80,085	$57,000

Audit related fees	$0	0	$0

Tax fees	$0	0	$0

All other fees	$0	0	$0

Total	$125,000	$80,085	$57,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Transition Report on Form 10-KT.

(1) Financial Statements: The list of financial statements required by this item is set forth in Item 8.

(2) Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Transition Report on Form 10-KT.

(3) Exhibits: The following documents are filed as exhibits to this Transition Report on Form 10-KT or have been previously filed with the SEC as indicated and are incorporated herein by reference:

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of Mandalay Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into Mandalay Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into Mandalay Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among Mandalay Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among Mandalay Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Senior Secured Note, dated July 30, 2007, by and between Twistbox and ValueAct SmallCap Master Fund, L.P. [4]

4.6	Class A Warrant, dated July 30, 2007, issued to ValueAct SmallCap Master Fund, L.P. [4]

4.7	Warrant dated February 12, 2008 issued to ValueAct SmallCap Master Fund, L.P. (fixed exercise price). [4]

4.8	Warrant dated February 12, 2008 issued to ValueAct SmallCap Master Fund, L.P. (adjusting exercise price). [4]

4.9	Amendment and Waiver to Senior Secured Note, dated February 12, 2008, by and between Twistbox and ValueAct SmallCap Master Fund, L.P. [4]

10.1	2007 Employee, Director and Consultant Stock Plan. [2]

10.1.1	Form of Non-Qualified Stock Option Agreement. [2]

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. [4]

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. [9]

10.4	Twistbox 2006 Stock Incentive Plan. [4]

10.5	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. [4]

10.6	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [1]

10.7	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.9	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.10	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [1]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto. [10]

10.12	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. [11]

10.13	Employment Letter, by and between the Company and Bruce Stein, dated as of November 7, 2007. [2]

10.14	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.15
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.16	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.17	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.18	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.20	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.21	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.23	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. [4]

10.24	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. [4]

10.25	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. [4]

10.26	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. [4]

10.27	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. [4]

10.28	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. [4]

10.29	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. [4]

10.30	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. [4]

10.31	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. [4]

10.32	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. [4]

10.33	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. [4]

10.34	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.35	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.36	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.37	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.38	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.39	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.40	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.41	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.43	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.44	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.45	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A.[4]

10.46	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.47	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.50	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.51	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.52	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.53	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.54	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.55	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.56	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.57	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.58	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.59	Amendment to Employment Letter, by and between the Company and Bruce Stein, dated as of March 7, 2008. [12]

10.60	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. *

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission. [13]

16.2	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP.[14]

31.1	Certification of Bruce Stein, Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Jay A. Wolf, Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Bruce Stein, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Jay A. Wolf, Principal Financial Officer pursuant to U.S.C. Section 1350. *

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
(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 28, 2008.
(10) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007.
(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(12) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 12, 2008.
(13) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 16, 2007.
(14) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 2, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Media, Inc.

Dated: July 15, 2008
	By:	/s/ Bruce Stein
Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	July 15, 2008
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	July 15, 2008
Peter Guber

/s/ Bruce Stein	Chief Executive Officer, Director	July 15, 2008
Bruce Stein	(Principal Executive Officer)

/s/ Jay A. Wolf	Director, Chief Financial Officer, Secretary	July 15, 2008
Jay A. Wolf	(Principal Financial Officer, Principal Accounting Officer)

	Director	July 15, 2008
Barry Regenstein

/s/ Paul Schaeffer	Director	July 15, 2008
Paul Schaeffer

/s/ Robert Zangrillo	Director	July 15, 2008
Robert Zangrillo

	Director	July 15, 2008
Richard Spitz

/s/ Ian Aaron	President and Chief Executive Officer of Twistbox, Director	July 15, 2008
Ian Aaron

/s/ Adi McAbian	Director	July 15, 2008
Adi McAbian