Form 10-Q
period 2008-06-30
Mandalay Media, Inc.
filed 2008-08-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number  00-10039

MANDALAY MEDIA, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 601-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

On August 13, 2008, there were 32,415,777 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.
Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mandalay Media Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,987	$10,936
Accounts receivable, net of allowances	6,486	6,162
Note Receivable	2,025	-
Prepaid expenses and other current assets	775	531

Total current assets	16,273	17,629

Property and equipment, net	1,029	1,037
Other long-term assets	210	301
Intangible assets, net	19,541	19,780
Goodwill	61,377	61,377

TOTAL ASSETS	$98,430	$100,124

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$2,688	$2,399
Accrued license fees	3,856	3,833
Accrued compensation	589	688
Current portion of long term debt	631	248
Other current liabilities	2,126	2,087

Total currrent liabilities	9,890	9,255

Accrued license fees, long term portion	1,033	1,337
Long term debt, net of current portion	16,483	16,483

Total liabilities	$27,406	27,075

Commitments and contingencies (Note 14)

Stockholders equity
Preferred stock, 1,000 shares authorized
Series A Convertible Preferred Stock, 100,000 shares; authorized
at $0.0001 par value; 100,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
32,415,777 issued and outstanding at June 30, 2008;
32,149,089 issued and outstanding at March 31, 2008;	3	3
Additional paid-in capital	77,476	76,154
Accumulated other comprehensive income/(loss)	51	61
Accumulated deficit	(6,606)	(3,269)

Total stockholders' equity	71,024	73,049

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$98,430	$100,124

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended
	June 30	June 30
	2008	2007

Revenues	$5,347	$-

Cost of revenues
License fees	2,150	-
Other direct cost of revenues	102	-

Total cost of revenues	2,252	-

Gross profit	3,095	-

Operating expenses
Product development	1,766	-
Sales and marketing	1,280	-
General and administrative	2,813	264
Amortization of intangible assets	137	-

Total operating expenses	5,996	264

Loss from operations	(2,901)	(264)

Interest and other income/(expense)
Interest income	76	-
Interest (expense)	(484)	-
Foreign exchange transaction gain (loss)	131	-
Other (expense)	(86)	-

Interest and other income/(expense)	(363)	-

Loss before income taxes	(3,264)	(264)

Income tax provision	(73)	-

Net loss	(3,337)	(264)

Preferred Stock Dividends	-	-

Net Loss attributable to Common Shareholders	$(3,337)	$(264)

Basic and Diluted net loss per common share	$(0.10)	$(0.02)

Weighted average common shares outstanding,	32,330	16,730
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2008

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock
in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock
on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Deferred stock-based compensation					1,222			1,222

Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

MANDALAY MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,337)	$(264)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	317	-
Provision for doubtful accounts	(56)	-
Stock-based compensation	1,222	-
(Increase) / decrease in assets:
Accounts receivable	(268)	-
Prepaid expenses and other	(153)	-
Increase / (decrease) in liabilities:
Accounts payable	389	(61)
Accrued license fees	23	-
Accrued compensation	(99)	-
Other liabilities	118	-

Net cash used in operating activities	(1,844)	(325)

Cash flows from investing activities

Purchase of property and equipment	(70)	-
Issuance of Note Receivable	(2,025)

Net cash used in investing activities	(2,095)	-

Effect of exchange rate changes on cash and cash equivalents	(10)	-

Net increase/(decrease) in cash and cash equivalents	(3,949)	(325)

Cash and cash equivalents, beginning of period	10,936	5,742

Cash and cash equivalents, end of period	$6,987	$5,418

Supplemental disclosure of cash flow information:

Taxes paid	(73)	-

The accompanying notes are an integral part of these consolidated financial statements

1.	Organization

Mandalay Media, Inc. (the “Company”), formerly Mediavest, Inc. (“Mediavest”) was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 through its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6). On September 14, 2007, Mandalay Media, Inc. (Mandalay) was incorporated by Mediavest in the state of Delaware.

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

On February 12, 2008, Mandalay completed a merger with Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options (the “Merger”).

After the Merger, Twistbox became a wholly owned subsidiary of the Company, and the company’s only active subsidiary.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2008 and its results of operations for the three months ended June 30, 2008 and 2007, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of March 31, 2007 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2008 has been derived from the unaudited consolidated financial statements as of that date.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Net Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the periods ended June 30, 2008 and June 30, 2007 consisted of 5,060 and  671 shares, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $424 and 40 in the periods ended June 30, 2008 and 2007, respectively.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) of ($10) in the period ended June 30, 2008 has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We have placed cash and cash equivalents and short-term investments with a single high credit-quality institution. As of June 30, 2008 we did not have any long-term marketable securities. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2008, approximately 25% of our gross accounts receivable outstanding was with one major customer. This customer accounted for 40% of our gross sales in the period ended June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Management believes that actions undertaken to achieve this position provide the opportunity for the Company to continue as a going concern. These actions include continued increases in revenues by introducing new products and revenue streams, continued expansion into new territories, reviewing additional financing options, reducing operating costs and accretive acquisitions.

4.	Balance Sheet Components

Accounts Receivable

	June 30,	March 31,
	2008	2007
	(Unaudited)

Accounts receivable	$6,598	$6,330
Less: allowance for doubtful accounts	(112)	(168)

	$6,486	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the period ended June 30, 2008.

Note Receivable

	June 30,	March 31,
	2008	2007
	(Unaudited)

Loan secured by Note inclusive of interest (refer Note 15)	$2,025	$-

Property and Equipment

	June 30,	March 31,
	2008	2007
	(Unaudited)

Equipment	$708	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	234	228
Leasehold improvements	140	140

	1,163	1,093
Accumulated depreciation	(134)	(56)

	$1,029	$1,037

Depreciation expense for the periods ended June 30, 2008 and 2007 was $86 and $75 respectively.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $7 and $0 at June 30, 2008 and June 30, 2007. The Company has a commitment to pay $12 under these leases during the year ending June 30, 2009. These payments have a net present value of $11.

5.	Description of Stock Plans

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “Plan”). Under the Plan, the Company may grant up to 3,000 shares or equivalents of common stock of the Company as incentive stock options (ISO), non-qualified options (NQO), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

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

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005
Granted
Canceled
Exercised
Outstanding at December 31, 2006	-	-
Granted	1,600,000	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600,000	$2.64
Granted	2,751,864	$4.57
Transferred in from Twistbox	2,462,090	$0.64
Canceled	(11,855)	$0.81
Outstanding at March 31, 2008	6,802,099	$2.70
Granted	1,500,000	$2.75
Canceled	-	$-
Exercised	(2,189)	$0.48
Outstanding at June 30, 2008	8,299,910	$2.71
Exercisable at June 30, 2008	4,325,711	$2.10

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Three Months Ended		Options tranferred
	June 30, 2008	Options Granted	from Twistbox
Expected life (years)	4	4 to 6	3 to 7
Risk-free interest rate	3.89	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	75.20%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at June 30, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2008	Price	Value
0 - $1.00	8.07	2,448,047	$0.64	$5,536,245
2.00 - $3.00	9.60	3,100,000	$2.69	$640,000
3.00 - $4.00	-	-	$-	$-
4.00 - $5.00	9.65	2,751,864	$4.57	$-
	9.17	8,299,911	2.71	$6,176,245

The exercise price for options exercisable at June 30, 2007 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	exercisable	Exercise	Intrinsic
Exercise Price	(Years)	at June 30, 2008	Price	Value
0 - $1.00	8.02	2,206,502	$0.63	$5,018,365
2.00 - $3.00	9.56	1,111,762	$2.69	$232,291
3.00 - $4.00	-	-	$-	$-
4.00 - $5.00	9.63	1,007,447	$4.70	$-
	8.79	4,325,711	2.10	5,250,656

Stock option expense of $1,222 and $0 for the periods ended June 30, 2008 and 2007, respectively is included primarily in general and administrative expense.

6.	Acquisitions/Purchase Price Accounting

Twistbox Entertainment Inc. and related entities

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

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Twistbox by Mandalay Media accounted for by the purchase method of accounting as if it had occurred as at April 1, 2007, the beginning of the comparable three month period. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

3 months ended
June 30, 2007
(unaudited)

Revenues	$3,708
Cost of revenues	1,838
Gross profit/(loss)	1,870

Operating expenses net of interest
income and other expense	5,758
Income tax expense	-
Net loss	(3,888)

Basic and Diluted net loss per common share	$(0.23)

7.	Other Intangible Assets

	June 30,	March 31,
	2008	2007
	(Unaudited)

Software	$1,611	$1,611
Trade Name / Trademark	13,030	13,030
Customer list	4,378	4,378
License agreements	886	886

	19,905	19,905
Accumulated amortization	(364)	(125)

	$19,541	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the periods ended June 30, 2008 and 2007 the Company recorded amortization expense in the amount of $53 and $0 respectively in cost of revenues; and amortization expense in the amount of $72 and $0 respectively in operating expenses.

As of June 30, 2008, the total expected future amortization related to intangible assets was as follows:

	12 Months ended June 30,
	2009	2010	2011	2012	2013	Thereafter
Software	$230	$230	$230	$230	$230	$373
Customer List	547	547	547	547	547	1,435
License Agreements	177	177	177	177	110	-
	$954	$954	$954	$954	$887	$1,808

8.	Debt

	June 30,	March 31,
	2008	2007
	(Unaudited)

Short Term Debt

Capitalized lease liabilities, current portion	$12	$20
Senior secured note, accrued interest	619	228

	$631	$248

	June 30,	March 31,
	2008	2007
	(Unaudited)

Long Term Debt

Senior Secured Note, long term portion, net of discount	$16,483	$16,483

In July 2007 Twistbox entered into a debt financing agreement in the form of a Senior Secured Note amounting to $16,500, payable at 30 months. The holder of the Note was granted first lien over all of the Company’s assets. The Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The agreement included certain restrictive covenants. In conjunction with the merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the Senior Secured Note.

Minimum future obligations, including interest, under the Senior Secured Note are $1,636 for the year ended June 30, 2009 and $17,463 during the year ended June 30, 2010 including repayment of the principle. Capitalized lease assets are set out in Note 4. Future obligations under capitalized leases are included as part of Other Obligations in Note 15.

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media Inc

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the periods ended June 30, 2008 and 2007, the Company paid management fees under the agreement of $90 and $90 respectively.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the periods ended June 30, 2008 and 2007.

Twistbox Entertainment, Inc

Lease of Premises
The Company leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $95 and $95 for the periods ended June 30, 2008 and 2007 respectively.

The Company is party to an oral agreement with a person affiliated with the Company with respect to a lease of an apartment in London. Amount paid in connection with this lease was $18 and $18 for the periods ended June 30, 2008 and 2007 respectively.

10.	Capital Stock Transactions

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

On April 9, 2008 a former director of the company exercised warrants to purchase 50 shares of common stock in a cashless exchange for 25 shares of the Company’s common stock.

In April and June 2008, warrants to purchase 350 shares of common stock were exercised in a cashless exchange for 217 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On June 18, 2008, the Company granted non-qualified stock options to purchase 1,500 shares of common stock of the Company to four directors under the Plan. The options have a ten year term and are exercisable at a price of $2.75 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. The options were valued at $2,403 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

11.	Employee Benefit Plans

The Company has an employee 401(k) savings plan (the “Plan”) covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

12.	Income Taxes

As of June 30, 2008, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $39,200, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL' carry-forwards.

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

As of June 30, 2008, realization of the Company's net deferred tax asset of approximately $16,575 was not considered more likely than not and, accordingly, a valuation allowance of $16,575 has been provided. During the three months ended June 30, 2008, the valuation allowance increased by $1,825.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2008.

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at June 30, 2008, December 31, 2007 and December 31, 2006. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes.

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended June 30, 2008:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended June 30, 2008
Net sales to unaffiliated customers	592	4,453	167	135	5,347
Property and equipment, net	858	171	-	-	1,029

Our largest single customer accounted for 40% of our revenue in the period ended June 30, 2008.

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at June 30, 2008:

Year Ending June 30
2009	$269
2010	252
2011	11
Total minimum lease payments	$532

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $210 for the period ended June 30, 2008.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of June 30, 2008 were as follows:

Minimum
Guaranteed
Year Ending June 30,	Royalties
2009	$1,760
2010	1,560
2011	1,200
2012	-

Total minimum payments	$4,520

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $1,965 as of June 30, 2008, because the Company has determined that recoupment is unlikely.

Other Obligations
As of June 30, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at June 30, 2008. Annual payments relating to these commitments at June 30, 2008 are as follows:

Year Ending June 30	Commitments
2009	3,132
2010	2,374
2011	1,127
2012	75
Total minimum payments	$6,708

Litigation
The Company is subject to various claims and legal proceedings arising in the normal course of business. Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any in the aggregate will not be material to the cash flows, financial position or results of operations of the Company for any future period; and no liability has been accrued.

15.	Subsequent Events

On May 16, 2008, the Company signed a letter of intent to purchase video gaming company Green Screen Interactive Software, Inc. (“Green Screen”). In connection with the potential acquisition, the Company also provided a bridge loan of $2,000 to Green Screen on May 16, 2008 by purchasing a Convertible Secured Promissory Note in the aggregate principal amount of $2,000 (the “Note”) from Green Screen. The entire Note, plus interest ($2,028), was repaid on July 7, 2008. The letter of intent expired without execution of a definitive acquisition agreement, and has therefore been terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Transitional Report on Form 10-KT for the Transition Period ended March 31, 2008. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Media, Inc. (“Mandalay”) through its sole operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

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

SUMMARY OF THE MERGER

Mandalay entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., (a Delaware corporation and a wholly-owned subsidiary of Mandalay (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

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

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct,  pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of  our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of  our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both  warrants expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the Note. The financial covenants of the Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay is required to maintain a cash balance of not less than $4,000,000 at all times. See “Notes to Consolidated Financial Statements -  Note 8.” Effective as of the closing of the Merger, Ian Aaron and Adi McAbian were appointed to our Board of Directors.

In connection with the Merger, on March 31, 2008, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in Board of Directors order to conform to the fiscal year end of Twistbox. On July 15, 2008, the Company filed its Transitional Report on Form 10-KT for the Transition Period ended March 31, 2008.

Overview

As of February 12, 2008, our operations are currently those of our wholly-owned, sole operating subsidiary, Twistbox. Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

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

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenues

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,276	$-
Other content	4,071	-

Total	$5,347	-

The Company had no operations in 2007 and consequently no revenues. Revenues in the three months ended June 30, 2008 relate to the revenues of Twistbox. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$2,150	$-
Other direct cost of revenues	102	-

Total Cost of Revenues	$2,252	$-

Revenues	5,347	$-

Gross Margin	57.9%	N/A

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in the three months ended June 30, 2008 relate to the cost of revenues of Twistbox. License fees represents costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Product Development Expenses	$1,766	$-

Sales and Marketing Expenses	1,280	-

General and Administrative Expenses	2,813	264

Amortization of Intangible Assets	137	-

Prior to the Merger, Mandalay was a public shell company with no operations; and as a result the only activity in the three months ended June 30, 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consists primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2008 over 2007 is primarily the result of stock based compensation to directors, employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox. Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting and attributed to operating expenses.

Other Expenses

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(363)	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense.

Liquidity and Capital Resources

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2008	2007
	(In thousands)	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(70)	-
Cash flows used in operating activities	(1,844)	(325)
Cash flows (used in)/ provided by investing activities	(2,095)	-

Prior to the Merger, Mandalay was a public shell company with no operations. Twistbox has incurred losses and negative annual cash flows since inception. The primary sources of liquidity have historically been issuance of common and preferred stock, in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

 Operating Activities

In the three months ended June 30, 2007 operating expense consisted solely of employee compensation and other general and administrative expenses. In the three months ended June 30, 2008, we used $2.1 million of net cash in operating expenses. This primarily related to the net loss of $3.4 million, an increase in a receivables of $0.3 million, partially offset by non cash stock based compensation and depreciation and amortization included in the net loss of $1.2million and $0.3 million respectively, and increases in accounts payable and other liabilities.

Investing Activities

In the three months ended June 30, 2008, $2.1 million was used in investing activities, related to the bridge loan provided to Green Screen Interactive Software Inc. as part of a potential acquisition. The acquisition did not proceed and the loan was fully repaid with interest on July 7, 2008.

On June 16, 2008, the Company granted certain directors options to purchase an aggregate of 1,500,000 shares of the Company’s common stock (the “Options”), pursuant to the 2007 Employee, Director and Consultant Stock Plan, in consideration for their services on the Board of Directors (the “Board”) and the audit and compensation committees, when established. The Options have a ten-year term and are exercisable at a price of $2.75 per share. One-third of the Options were immediately exercisable upon grant, an additional one-third vest on the first anniversary of the date of grant and the remainder vest on the second anniversary of the date of grant. The Options were granted pursuant to the exemption from registration permitted Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

As of June 30, 2008, the Company had approximately $7.0 million of cash, and management believes it has sufficient cash to satisfy the Company’s monetary needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Management believes that actions undertaken to achieve this position provide the opportunity for the Company to continue as a going concern. These actions include continued increases in revenues by introducing new products and revenue streams, continued expansion into new territories, reviewing additional financing options, reducing operating costs and accretive acquisitions.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of June 30, 2008:

	Payments due by period
		Less than
	Total	1 Year	1-3 Years	Thereafter
	(In thousands)

Long-term debt obligations	$19,099	$1,636	$17,463	$-
Operating lease obligations	532	269	263	-
Guaranteed royalties	4,520	1,760	2,760	-
Capitalized leases and other obligations	6,708	3,132	3,501	75

Debt obligations include interest payments on the loan from ValueAct described above. Operating lease obligations represent noncancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2010. Twistbox has entered into license agreements with various owners of brands and other intellectual property so that we could develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales. Capitalized leases and other obligations include payments to various distribution providers, technical providers and employees for agreements with initial terms greater than one year at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At June 30, 2008, our largest customer represented 40% of our gross accounts receivable.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Chief Executive Officer, Bruce Stein, and Chief Financial Officer, Jay A. Wolf, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a(e)-15 or 15d-15(e), as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Stein and Wolf concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2008 Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of June 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Form 10-KT for the Transition Period ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 16, 2008, the Company granted certain directors options to purchase an aggregate of 1,500,000 Options, pursuant to the 2007 Employee, Director and Consultant Stock Plan, in consideration for their services on the Board and the audit and compensation committees, when established. The Options have a ten-year term and are exercisable at a price of $2.75 per share. One-third of the Options were immediately exercisable upon grant, an additional one-third vest on the first anniversary of the date of grant and the remainder vest on the second anniversary of the date of grant. The Options were granted pursuant to the exemption from registration provided under Section 4(2) of the Act..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Note Purchase Agreement, by and between Green Screen Interactive Software, Inc. and Mandalay Media, Inc., dated as of May 16, 2008.*
10.2	Collateral Pledge and Security Agreement, by and between Green Screen Interactive Software, Inc. and Mandalay Media, Inc., dated as of May 16, 2008.*
10.3	Convertible Secured Promissory Note, issued to Green Screen Interactive Software, Inc. on May 16, 2008.*
31.1	Certification of Bruce Stein, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jay A. Wolf, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Bruce Stein, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.*
32.1	Certification of Jay A. Wolf, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Media, Inc.

Date:	August 14, 2008	By: /s/ Bruce Stein
Bruce Stein
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date:	August 14, 2008
By: /s/ Jay A. Wolf
Jay A. Wolf
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)