Form 10-Q
period 2008-09-30
Mandalay Media, Inc.
filed 2008-11-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number   00-10039

MANDALAY MEDIA, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒    No   ☐

On November 13, 2008, there were 38,591,945 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Page(s)

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008	4

Consolidated Statements of Operations (Unaudited) for the three months and the six months ended September 30, 2008 and September 30, 2007	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the period ended September 30, 2008	6

Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2008 and September 30, 2007	7

Notes to Unaudited Consolidated Financial Statements	8-30

Mandalay Media Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,122	$10,936
Accounts receivable, net of allowances	6,203	6,162
Prepaid expenses and other current assets	648	531
Total current assets	13,973	17,629
Property and equipment, net	993	1,037
Other long-term assets	206	301
Intangible assets, net	19,303	19,780
Goodwill	61,436	61,377
TOTAL ASSETS	$95,911	$100,124

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$4,325	$2,399
Accrued license fees	2,813	3,833
Accrued compensation	746	688
Current portion of long term debt	254	248
Other current liabilities	2,001	2,087
Total currrent liabilities	10,139	9,255
Accrued license fees, long term portion	668	1,337
Long term debt, net of current portion	16,483	16,483
Total liabilities	$27,290	27,075

Commitments and contingencies (Note 15)

Stockholders equity
Preferred stock, 1,000 shares authorized
Series A Convertible Preferred Stock, 100,000 shares; authorized at $0.0001 par value; 100,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
32,449,449 issued and outstanding at September 30, 2008; 32,149,089 issued and outstanding at March 31, 2008;	3	3
Additional paid-in capital	78,220	76,154
Accumulated other comprehensive income/(loss)	(55)	61
Accumulated deficit	(9,647)	(3,269)
Total stockholders' equity	68,621	73,049
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$95,911	$100,124

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$5,003	$-	$10,349	$-

Cost of revenues
License fees	1,785	-	3,934	-
Other direct cost of revenues	102	-	204	-
Total cost of revenues	1,887	-	4,138	-

Gross profit	3,116	-	6,211	-

Operating expenses
Product development	1,800	-	3,567	-
Sales and marketing	1,004	-	2,283	-
General and administrative	2,559	544	5,372	911
Amortization of intangible assets	137	-	274	-
Total operating expenses	5,500	544	11,496	911

Loss from operations	(2,384)	(544)	(5,285)	(911)
Interest and other income/(expense)
Interest income	44	89	121	165
Interest (expense)	(468)	-	(952)	-
Foreign exchange transaction gain (loss)	(57)	-	73	-
Other (expense)	(102)	-	(187)	-
Interest and other income/(expense)	(583)	89	(945)	165

Loss before income taxes	(2,967)	(455)	(6,230)	(746)
Income tax provision	(74)	1	(148)	1

Net Loss attributable to Common Shareholders	$(3,041)	$(454)	$(6,378)	$(745)

Basic and Diluted net loss per common share	$(0.09)	$(0.02)	$(0.20)	$(0.04)

Weighted average common shares outstanding, basic and diluted	32,423	20,480	32,377	18,588

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

(In thousands, except share amounts)

					Additional	Accumulated Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Deferred stock-based compensation					1,222			1,222

Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

Net Loss							(3,041)	(3,041)	(3,041)
Issuance of common stock on cashless exercise of warrants	33,672	0						0
Foreign currency translation gain/(loss)						(106)		(106)	(106)
Deferred stock-based compensation					744			744

Comprehensive loss									$(3,147)

Balance at September 30, 2008	32,449,449	$3	100,000	$100	$78,220	$(55)	$(9,647)	$68,621

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	6 Months Ended	6 Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(6,378)	$(745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642	-
Allowance for doubtful accounts	(45)	-
Stock-based compensation	1,966	-
(Increase) / decrease in assets:
Accounts receivable	4	-
Prepaid expenses and other	(22)	(9)
Increase / (decrease) in liabilities:
Accounts payable	2,022	223
Accrued license fees	(1,020)	-
Accrued compensation	58	-
Other liabilities	(750)	-

Net cash used in operating activities	(3,523)	(531)

Cash flows from investing activities

Purchase of property and equipment	(120)	-
Transaction costs related to merger with Twistbox	(59)

Net cash used in investing activities	(179)	-

Cash flows from financing activities

Proceeds from the sale of common stock	-	2,493

Net cash provided by financing activities	-	2,493

Effect of exchange rate changes on cash and cash equivalents	(112)	-

Net increase/(decrease) in cash and cash equivalents	(3,814)	1,962

Cash and cash equivalents, beginning of period	10,936	5,418

Cash and cash equivalents, end of period	$7,122	$7,380

Supplemental disclosure of cash flow information:

Taxes paid	(148)	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the Company), formerly Mediavest, Inc. (Mediavest), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. (Mediavest). Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc. on February 12, 2008 (Note 6). On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media Inc. (Mandalay).

On November 7, 2007, Mediavest merged into its wholly-owned, newly formed subsidiary, Mandalay, with Mandalay as the surviving corporation. Mandalay issued: (1) one new share of common stock in exchange for each share of Mediavest’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mediavest’s outstanding preferred stock as of November 7, 2007. Mandalay’s preferred and common stock had the same status and par value as the respective stock of Mediavest and Mandalay acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mediavest.

On February 12, 2008, Mandalay completed a merger (the “Merger”) with Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company. In connection with the Merger, the Company assumed of all the outstanding options under Twistbox’s Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

After the Merger, Twistbox became a wholly-owned subsidiary of the Company, and the company’s only active subsidiary.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/T, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2008 and its results of operations for the three months and the six months ended September 30, 2008 and 2007, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of September 30, 2008 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the three months ended September 30, 2008 and September 30, 2007 consisted of 2,300 and 2,316 shares, respectively, and for the six months ended September 30, 2008 and 2007 consisted of 3,695 and 1,627, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $139 and $64 in the three months ended September 30, 2008 and 2007, respectively and $563 and $64 in the six months ended September 30, 2008 and 2007, respectively.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) of ($106) in the three months ended September 30, 2008 and ($116) in the six months ended September 30, 2008 has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We have placed cash and cash equivalents and short-term investments with a single high credit-quality institution. As of September 30, 2008 we did not have any long-term marketable securities. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2008, approximately 27% of our gross accounts receivable outstanding was with one major customer. This customer accounted for 45% of our gross sales in the three months ended September 30, 2008 and 40% in the six months ended September 30, 2008.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

Management believes that actions undertaken to achieve this position provide the opportunity for the Company to continue as a going concern. These actions include the acquisition, debt restructuring and equity placements subsequent to the period end as detailed in Note 15, as well as continued increases in revenues by introducing new products and revenue streams, continued expansion into new territories, reviewing additional financing options, reducing operating costs and accretive acquisitions.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

4.	Balance Sheet Components

Accounts Receivable
	September 30, 2008 (Unaudited)	March 31, 2008
Accounts receivable	$6,326	$6,330
Less: allowance for doubtful accounts	(123)	(168)
	$6,203	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. During the three months ended September 30, 2008 $11 was provided and $0 was written off against the allowance. During the six months ended September 30, 2008, $11 was provided and $56 was written off against the allowance.

Property and Equipment
	September 30, 2008 (Unaudited)	March 31, 2008
Equipment	$758	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	234	228
Leasehold improvements	140	140
	1,213	1,093
Accumulated depreciation	(220)	(56)
	$993	$1,037

Depreciation expense for the three months ended September 30, 2008 and 2007 was $86 and $0, respectively; and for the six months ended September 30, 2008 and 2007 was $164 and $0, respectively.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $10 and $0 at September 30, 2008 and September 30, 2007, respectively. The Company has a commitment to pay $5 under these leases during the year ending September 30, 2009. These payments have a net present value of $5.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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
Outstanding at December 31, 2005
Granted
Canceled
Exercised
Outstanding at December 31, 2006	-	-
Granted	1,600,000	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600,000	$2.64
Granted	2,751,864	$4.57
Transferred in from Twistbox	2,462,090	$0.64
Canceled	(11,855)	$0.81
Outstanding at March 31, 2008	6,802,099	$2.70
Granted	1,860,558	$2.67
Canceled	(74,692)	$0.48
Exercised	(27,050)	$0.48
Outstanding at September 30, 2008	8,560,915	$2.72
Exercisable at September 30, 2008	4,418,144	$2.02

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
	Options Granted Three Months Ended September 30, 2008	Options Granted	Options transferred from Twistbox
Expected life (years)	4	4 to 6	3 to 7
Risk-free interest rate	3.89	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	75.20%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

The exercise price for options outstanding at September 30, 2008 was as follows:
Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outsanding September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0 - $1.00	7.84	2,359,053	$0.64	$4,149,322
$2.00 - $3.00	9.41	3,450,000	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.40	2,751,864	$4.57	$-
	8.97	8,560,917	$2.72	$4,149,322

The exercise price for options exercisable at September 30, 2008 was as follows:

Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0 - $1.00	7.80	2,183,736	$0.63	$3,863,862
$2.00 - $3.00	9.32	1,418,708	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.39	815,700	$4.61	$-
	8.58	4,418,144	$2.02	3,863,862

Stock option expense of $744 and $64 for the three months ended September 30, 2008 and 2007 respectively; and $1,966 and $64 for the six months ended September 30, 2008 and 2007 respectively, is included primarily in general and administrative expense.

6.	Acquisitions/Purchase Price Accounting

Twistbox Entertainment Inc. and related entities

On February 12, 2008, Mandalay completed an acquisition of Twistbox Entertainment, Inc. (Twistbox) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchase 2,463 shares of common stock of the Company, including 2,145 vested and 318 unvested options. After the Merger, Twistbox became a wholly-owned subsidiary of the Company.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

In connection with the Merger, the Company guaranteed up to $8,250 of principal under an existing note of Twistbox in accordance with the terms, conditions and limitations contained in the note. In connection with the guaranty, the Company issued the lender two warrants, one to purchase 1,093 and the other to purchase 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. The warrants have been included as part of the purchase consideration and have been valued using the Black Scholes method, using the stock price at the merger date of $4.75 per share discounted for certain restrictions, a volatility of 70%, and the exercise price and the expected time to vest for each group. These warrants were subsequently amended as described in Note 15.

The purchase consideration was determined by an independent valuation to be $67,479, consisting of $66,025 attributed to the common stock and options exchanged and warrants issued, and $1,454 in transaction costs. During the current quarter, a further $59 of transaction costs have been recognized, with the result that the purchase consideration has been increased to $67,538, with an equivalent increase in Goodwill. The stock and options were valued using the Black Scholes method, using the stock price at the merger date of $4.75 per share, a volatility of 70%, and in the case of options the exercise price and the expected time to vest for each group. Under the purchase method of accounting, the Company allocated the total purchase price of $67,538 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:
Cash	$6,679
Accounts receivable	4,966
Prepaid expenses and other current assets	1,138
Property and equipment	1,062
Other long-term assets	361
Accounts Payable, accrued license fees and accruals	(6,882)
Other current liabilities	(814)
Accrued license fees, long term portion	(2,796)
Long term debt	(16,483)
Identified Intangibles	19,905
Merger related restructuring reserves	(1,034)
Goodwill	61,436
$67,538

Goodwill recognized in the above transaction amounted to $61,436. Goodwill in relation to the acquisition of Twistbox is not expected to be deductible for income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will continue to be updated as additional information becomes available. Merger related restructuring reserves include reserves for employee severance and for office relocation.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Twistbox by Mandalay Media accounted for by the purchase method of accounting as if it had occurred as at June 1, 2007 and as at April 1, 2007, the beginning of the comparable three month and six month periods. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

	3 months ended September 30, 2007	6 months ended September 30, 2007
	(unaudited)	(unaudited)
Revenues	$3,356	$7,064
Cost of revenues	1,649	3,487
Gross profit/(loss)	1,707	3,577

Operating expenses net of interest income and other expense	5,595	11,353
Income tax expense	-	-
Net loss	(3,888)	(7,776)

Basic and Diluted net loss per common share	$(0.19)	$(0.42)

7.	Other Intangible Assets

	September 30, 2008 (Unaudited)	March 31, 2008
Software	$1,611	$1,611
Trade Name / Trademark	13,030	13,030
Customer list	4,378	4,378
License agreements	886	886
	19,905	19,905
Accumulated amortization	(602)	(125)
	$19,303	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2008 and 2007, the Company recorded amortization expense in the amount of $102 and $0, respectively, in cost of revenues; and amortization expense in the amount of $137 and $0 respectively in operating expenses. During the six months ended September 30, 2008 and 2007 the Company recorded amortization expense in the amount of $204 and $0, respectively, in cost of revenues; and amortization expense in the amount of $274 and $0, respectively, in operating expenses.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

As of September 30, 2008, the total expected future amortization related to intangible assets was as follows:
	12 Months ended September 30,
	2009	2010	2011	2012	2013	Thereafter
Software	$230	$230	$230	$230	$230	$315
Customer List	547	547	547	547	547	1,298
License Agreements	177	177	177	177	65	-
	$954	$954	$954	$954	$842	$1,613

8.	Debt

	September 30, 2008 (Unaudited)	March 31, 2008
Short Term Debt

Capitalized lease liabilities, current portion	$6	$20
Senior secured note, accrued interest	248	228
	$254	$248

	September 30, 2008 (Unaudited)	March 31, 2008
Long Term Debt

Senior Secured Note, long term portion, net of discount	$16,483	$16,483

In July 2007, Twistbox entered into a debt financing agreement in the form of a Senior Secured Note amounting to $16,500, payable at 30 months. The holder of the Note was granted first lien over all of the Company’s assets. The Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The agreement included certain restrictive covenants. In conjunction with the merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the Senior Secured Note. Subsequent to the period end, certain terms of the Senior Secured Note, including repayment options and covenants, as well as the exercise price of the warrants were changed, as described in Note 15.

Minimum future obligations, including interest, under the Senior Secured Note are $18,975 during the year ended September 30, 2010 including repayment of the principal. Capitalized lease assets are set out in Note 4. Future obligations under capitalized leases are included as part of Other Obligations in Note 15.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media Inc

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended September 30, 2008 and 2007, the Company paid management fees under the agreement of $90 and $90, respectively. For the six months ended September 30, 2008 and 2007, the Company paid management fees under the agreement of $180 and $180, respectively.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the three months ended September 30, 2008 and 2007; and $52 and $52 respectively for the six months ended September 30, 2008 and 2007.

Twistbox Entertainment, Inc

Lease of Premises
The Company leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $95 and $95 for the three months ended September 30, 2008 and 2007, respectively, and $190 and $190 for the six months ended September 30, 2008 and 2007, respectively.

The Company is party to an oral agreement with a person affiliated with the Company with respect to a lease of an apartment in London. Amount paid in connection with this lease was $18 and $18 for the three months ended September 30, 2008 and 2007, respectively, and $36 and $36 for the six months ended September 30, 2008 and 2007, respectively.

10.	Capital Stock Transactions

Preferred Stock

On October 3, 2006, the Company designated a Series A Preferred Stock, par value $.0001 per share (Series A). The Series A holders shall be entitled to: (1) vote on an equal per share basis as holders of common stock, (2) dividends on an if-converted basis and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series A holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the company, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

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

On August 3, 2006, the Company sold 100 shares of the Series A to Trinad Management, LLC (Trinad Management), an affiliate of Trinad Capital LP (Trinad Capital), one of the Company’s principal shareholders, for an aggregate sale price of $100, $1.00 per share. The Company recognized a one time, non-cash deemed preferred dividend of $43 because the fair value of our common stock at the time of the sale of $1.425 per share, greater than the conversion price of $1.00 per share.

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

On September 14, 2006, October 12, 2006 and December 26, 2006, the Company sold 2,800, 3,400 and 530 units, respectively, at $1.00 per unit, for aggregate proceeds of $ 6,057, net of offering costs of $673. Each unit consisted of one share of common stock of the Company and one warrant. Each warrant is exercisable to purchase one share of common stock of the Company at $2.00 per share, through September, October and December 2008.

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

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

On November 14, 2007, the Company granted non-qualified stock options to purchase 100 shares of common stock of the Company to a director under the Plan. The options have a ten year term and are exercisable at a price of $2.50 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third vesting on the second anniversary of the date of grant. The options were valued at $160 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

Series A Preferred Stock	100
Options under the Plan	7,000
Warrants not under the Plan	100
Warrants issued with units	6,205

13,405

On February 12, 2008, the Company issued 10,180 shares of common stock in connection with the merger with Twistbox. The Company also assumed all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,144 vested and 319 unvested options; and the Company issued two warrants to a lender to Twistbox, one to purchase 1,093 shares of common stock and the other to purchase 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011.

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

On June 18, 2008, the Company granted non-qualified stock options to purchase 1,500 shares of common stock of the Company to four directors under the Plan. The options have a ten year term and are exercisable at a price of $2.75 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third vesting on the second anniversary of the date of grant. The options were valued at $2,403 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

On September 29, 2008, the Company granted non-qualified stock options to purchase 350 shares of common stock of the Company to two directors under the Plan. The options have a ten year term and are exercisable at a price of $2.40 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third vesting on the second anniversary of the date of grant. The options were valued at $489 using a Black-Scholes model assuming a risk free interest rate of 3.89%, expected life of four years, and expected volatility of 75.2%.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

11.	Employee Benefit Plans

The Company has an employee 401(k) savings plan (the “Plan”) covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

12.	Income Taxes

As of September 30, 2008, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $40,000, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL carry-forwards.

In connection with the acquisition described in Note 6 above, the Company has recorded Goodwill, amounting to $61,436, which will not be amortized for book purposes and is not deductible for tax purposes. The Company also recorded intangibles which will have differing amortization for book and tax purposes. Trademarks, amounting to $13,030, will not be amortized for book purposes, but will be subject to amortization for tax purposes, giving rise to a permanent difference. Other intangible assets, amounting to $6,875, will be amortized over a shorter period for book purposes than tax purposes, giving rise to timing differences. These differences will impact the Company’s NOL carry-forwards in the future.

As of September 30, 2008, realization of the Company's net deferred tax asset of approximately $18,200 was not considered more likely than not and, accordingly, a valuation allowance of $18,200 has been provided. During the three months ended September 30, 2008, the valuation allowance increased by $1,625.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2008.

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at September 30, 2008, December 31, 2007 and December 31, 2006. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended September 30, 2008:
	North America	Europe	South America	Other Regions	Consolidated
Three Months ended September 30, 2008
Net sales to unaffiliated customers	460	4,208	167	168	5,003

Six Months ended September 30, 2008
Net sales to unaffiliated customers	1,671	7,813	352	514	10,350

Property and equipment, net at September 30, 2008	833	160	-	-	993

Our largest single customer accounted for 45% of our revenue in the three months ended September 30, 2008; and 40% of our revenue in the six months ended September 30, 2008.

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at September 30, 2008:

Year Ending September 30,
2009	$376
2010	$272
2011	$18
Total minimum lease payments	$666

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $183 for the three months ended September 30, 2008; and $393 for the six months ended September 30, 2008.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of September 30, 2008 were as follows:
Year Ending September 30,	Minimum Guaranteed Royalties
2009	1,597
2010	1,560
2011	810
2012	-
Total minimum payments	$3,967

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $1,413 as of September 30, 2008, because the Company has determined that recoupment is unlikely.

Other Obligations
As of September 30, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year at September 30, 2008. Annual payments relating to these commitments at September 30, 2008 are as follows:

Year Ending September 30,	Commitments
2009	2,949
2010	2,115
2011	805
2012	-
Total minimum payments	$5,869

Litigation
The Company is subject to various claims and legal proceedings arising in the normal course of business. Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

15.	Subsequent Events

Acquisition of AMV Holding Limited Group

The Company entered into a Stock Purchase Agreement on October 8, 2008, as amended on October 23, 2008 (the “Agreement”), with Jonathan Cresswell (“Cresswell”), Nathaniel MacLeitch (“MacLeitch,” and together with Cresswell, the “Founding Sellers”) and certain shareholders of AMV Holding Limited, a United Kingdom private limited company (“AMV”) signatories thereto (the “Non-Founding Sellers”), pursuant to which the Company would acquire 100% of the issued and outstanding share capital of AMV and 80% of the issued and outstanding share capital of Fierce Media Limited, a United Kingdom private limited company (“Fierce,” and together with AMV, the “Acquired Companies”) (the “Acquisition”, and all of the Shares collectively “the “Shares”).

The Acquisition was consummated on October 23, 2008. In consideration for the Shares, and subject to adjustment as set forth in the Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid and non-assessable shares of Common Stock (the “Stock Consideration”) (closing price of $2.20 per share on October 23, 2008); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Agreement. The Purchase Price is subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the Note, as set forth in the Agreement.

Prior to closing, each outstanding option to purchase shares of capital stock of AMV (an “AMV Option”) was either exercised in full or terminated. Of the Cash Consideration payable to the Sellers, an amount equal to the exercise price of the AMV Options being exercised was paid to AMV for consideration of such option holder’s exercise of such AMV Options, and was deducted from the amount of Cash Consideration otherwise payable to such option holder. Additionally, of the Cash Consideration, an amount equal to the maximum taxation liability that would be incurred with respect to the payment of the Purchase Price to any option holder under applicable tax laws (the “Tax Withholding”), was delivered to AMV to be held in a separate account. The amount of the Tax Withholding was deducted from the amount of the Cash Consideration otherwise payable to the applicable option holder.

The Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event the Company completes an equity financing that results in gross proceeds of over $6,000, the Company will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000. In addition, if within nine months of the issuance date of the Note, the Company completes a financing that results in gross proceeds of over $15,000, then the Company shall prepay the entire principal amount then outstanding under the Note, plus accrued interest. If within nine months of the issuance date of the Note, the aggregate principal sum then outstanding under the Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the Note at a rate of 7% per annum. Additionally, in connection with the Note, AMV granted to the Sellers a security interest in its assets. Such security interest is subordinate to the security interest granted to ValueAct, as described below. AMV also agreed to guarantee the Company’s repayment of the Note to the Sellers. At closing, each of the Sellers agreed to not dispose of or transfer any of the shares of the Stock Consideration they own for a period of one year following the closing.

Mandalay Media Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
    (all numbers in thousands except per share amounts)

Debt Restructuring

In connection with the Acquisition, on October 23, 2008, the Company, Twistbox and ValueAct entered into a Second Amendment (the “Second Amendment”) to the ValueAct Note. Among other things, the Second Amendment provides for a payment in kind election, whereby, in lieu of making any cash payments to ValueAct on the following two interest payment dates, Twistbox may elect that the amount of any interest due on such date be added to the principal amount due under the ValueAct Note. In addition, ValueAct agreed to amend the ValueAct Note to modify the covenant requiring that the Company and Twistbox maintain certain minimum combined cash balances. Lastly, the Second Amendment provides that an event of default may be triggered in the event the Company fails to observe certain covenants as agreed to in the Second Amendment, including a covenant that, until all principal and interest and any other amounts due under the ValueAct Note are paid in full in cash, the Company: (i) will not create, incur, assume or permit to exist certain indebtedness, except for indebtedness in connection with a receivables facility as described in the Second Amendment, which indebtedness would rank pari passu in right of payment on the ValueAct Note, provided, that any receivables used to procure and maintain such receivables facility shall not be subject to any lien of ValueAct during the term of such receivables facility; and (ii) will not, and will not permit any subsidiary to, without the prior consent of ValueAct, prepay any indebtedness incurred in connection with the AMV Note, other than prepayments with proceeds raised in an equity financing as permitted by the AMV Note. Additionally, on October 23, 2008, in connection with the ValueAct Note, as amended, AMV agreed to grant to ValueAct a security interest in its assets, which ranks senior to the security interest granted to the Sellers. AMV also agreed to guarantee Twistbox’s repayment of the ValueAct Note.

The Company had previously issued to ValueAct two warrants to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), as described in Note 8. One warrant entitles ValueAct to purchase up to a total of 1,093 shares of Common Stock at an exercise price of $7.55 per share (“$7.55 Warrant”). The other warrant entitles ValueAct to purchase up to a total of 1,093 shares of Common Stock at an initial exercise price of $5.00 per share (“$5.00 Warrant,” and together with the $7.55 Warrant, the “ValueAct Warrants”). On October 23, 2008, the Company and ValueAct entered into an allonge to each of the ValueAct Warrants. Among other things, the exercise price of each of the ValueAct Warrants was amended to be $4.00 per share.

Securities Purchase Agreement

On October 23, 2008, the Company entered into a Securities Purchase Agreement with certain investors identified therein (individually, an “Investor” and collectively, the “Investors”), pursuant to which the Company agreed to sell to the Investors in a private offering an aggregate of 1,685 shares of Common Stock and warrants to purchase 843 shares of Common Stock (the “Warrants”), for gross proceeds to the Company of $4,500. The Warrants have a five year term and an exercise price of $2.67 per share.

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

Historical Operations of Mandalay Media, Inc.

The Company was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) the Company’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) was issued to the holders of record of the Company ‘s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, the Company was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE MERGER

Mandalay entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Mandalay (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

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

Effective as of the closing of the Merger, Ian Aaron and Adi McAbian were appointed to our Board of Directors (the “Board”). In connection with the Merger, on March 31, 2008, the Board approved a change in the Company’s fiscal year end from December 31 to March 31 in Board of Directors order to conform to the fiscal year end of Twistbox. On July 15, 2008, the Company filed its Transitional Report on Form 10-KT for the Transition Period ended March 31, 2008.

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct,  pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants (the “ValueAct Warrants”) in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both ValueAct Warrants expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox  and Mandalay each agreed to maintain certain cash balances.

On October 23, 2008, as discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 27, 2008, Mandalay and ValueAct entered into an allonge to each of the New Warrants, which, among other things, amended the exercise price of each of the New Warrants to $4.00 per share. In addition, also on October 23, 2008, in connection with the acquisition of AMV Holding Limited (“AMV”), Mandalay, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note (the “Second Amendment”), which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay and its subsidiaries.  Also on October 23, 2008, AMV granted  to  ValueAct a security interest in its assets to  secure the obligations under the ValueAct Note.

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

Recent Events

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on October 27, 2008, on October 23, 2008, Mandalay consummated the acquisition of 100% of the issued and outstanding share capital of AMV and 80% of the issued and outstanding share capital of Fierce Media Limited (collectively the “Shares”). The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of Common Stock; (iii) a secured promissory notes in the aggregate principal amount of $5,375,000; and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement. In addition, also on October 23, 2008, in connection with the acquisition of AMV, Mandalay, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay and its subsidiaries.  Also on October 23, 2008, AMV granted  to  ValueAct a security interest in its assets to  secure the obligations under the ValueAct Note. In addition, Mandalay and ValueAct entered into an allonge to each of the ValueAct Warrants, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

Also on October 23, 2008, Mandalay entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which Mandalay Media agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of Common Stock and warrants to purchase 842,697 shares of Common Stock for gross proceeds to Mandalay of $4,500,000.

Comparison of the Three Months Ended September 30, 2008 and 2007
Revenues

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,217	$-
Other content	3,786	-

Total	$5,003	-

The Company had no operations in 2007 and consequently no revenues. Revenues in the three months ended September 30, 2008 relate to the revenues of Twistbox. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$1,785	$-
Other direct cost of revenues	102	-

Total Cost of Revenues	$1,887	$-

Revenues	5,003	$-

Gross Margin	62.3%	N/A

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in the three months ended September 30, 2008 relate to the cost of revenues of Twistbox. License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Product Development Expenses	$1,800	$-

Sales and Marketing Expenses	1,004	-

General and Administrative Expenses	2,559	544

Amortization of Intangible Assets	137	-

Prior to the Merger, Mandalay was a public shell company with no operations; and as a result the only activity in the three months ended September 30, 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consists primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2008 over 2007 is primarily the result of stock based compensation to directors, employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox. Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting and attributed to operating expenses.

Other Expenses

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(583)	$89

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense.

Comparison of the Six Months Ended September 30, 2008 and 2007

Revenues

	Six Months Ended September 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$2,493	$-
Other content	7.856	-

Total	$10,349	-

The Company had no operations in 2007 and consequently no revenues. Revenues in the six months ended September 30, 2008 relate to the revenues of Twistbox. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Six Months Ended September 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$3,934	$-
Other direct cost of revenues	204	-

Total Cost of Revenues	$4,138	$-

Revenues	10,349	$-

Gross Margin	60.0%	N/A

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in the six months ended September 30, 2008 relate to the cost of revenues of Twistbox. License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Six Months Ended September 30,
	2008	2007
	(In thousands)

Product Development Expenses	$3,567	$-

Sales and Marketing Expenses	2,283	-

General and Administrative Expenses	5,372	911

Amortization of Intangible Assets	274	-

Prior to the Merger, Mandalay was a public shell company with no operations; and as a result the only activity in the six months ended September 30, 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consists primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2008 over 2007 is primarily the result of stock based compensation to directors, employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox. Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting and attributed to operating expenses.

Other Expenses

	Six Months Ended September 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(945)	$165

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended September 30,	Ended September 30,
	2008	2007
	(In thousands)	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(120)	-
Cash flows used in operating activities	(3,254)	(531)
Cash flows (used in)/ provided by investing activities	(179)	-
Cash flows from financing activities	-	2,493

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

 Operating Activities

In the six months ended September 30, 2007, operating expense consisted solely of employee compensation and other general and administrative expenses. In the six months ended September 30, 2008, we used $3.5 million of net cash in operating expenses. This primarily related to the net loss of $6.4 million, decreases in accrued license fees and other liabilities of $1.1 million and $0.7 million respectively, partially offset by an increase in accounts payable of $2.0 million and non cash stock based compensation and depreciation and amortization included in the net loss of $2.0 million and $0.6 million respectively, and increases in accounts payable and other liabilities.

Investing Activities

In the six months ended September 30, 2008, $0.2 million was used in investing activities, primarily the purchase of plant and equipment.

Financing Activities

In the six months ended September 30, 2007, $2.5 Million was provided from the sale of common stock.

On September 29, 2008, the Company granted certain officers and directors options to purchase an aggregate of 350,000 shares of the Company’s common stock (the “Options”), pursuant to the 2007 Employee, Director and Consultant Stock Plan, in consideration for their services to the Company and the Company’s Board. The Options have a ten-year term and are exercisable at a price of $2.40 per share. One-third of the Options were immediately exercisable upon grant, an additional one-third vest on the first anniversary of the date of grant and the remainder vest on the second anniversary of the date of grant. The Options were granted pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.  The Company’s operating subsidiary, Twistbox, has sustained substantial operating losses since commencement of operations.  In addition, the Company has incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets and goodwill.

As of September 30, 2008, the Company had approximately $7.1 million of cash, and management believes it has sufficient cash to satisfy the Company’s monetary needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2008:

	Payments due by period
		Less than
	Total	1 Year	1-3 Years	Thereafter
	(In thousands)

Long-term debt obligations	$18,975	$1,650	$17,325	$-
Operating lease obligations	666	376	290	-
Guaranteed royalties	3,967	1,597	2,370	-
Capitalized leases and other obligations	5,869	2,949	2,920	-

Debt obligations include interest payments under the ValueAct Note, payable at the six-monthly intervals. As described above, subsequent to September 30, 2008, the ValueAct Note was amended such that the Company may elect to add interest to the principal, with the full amount payable at the end of the term. Operating lease obligations represent noncancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2010. Twistbox has entered into license agreements with various owners of brands and other intellectual property so that we could develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales. Capitalized leases and other obligations include payments to various distribution providers, technical providers and employees for agreements with initial terms greater than one year at September 30, 2008.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At September 30, 2008, our largest customer represented 27% of our gross accounts receivable.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Chief Executive Officer, Bruce Stein, and Chief Financial Officer, Jay A. Wolf, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e), as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Stein and Wolf concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008. Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 or 15(d)-15 that occurred during the second quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, the Company granted certain officers and directors options to purchase an aggregate of 350,000 shares of the Company’s Options, pursuant to the 2007 Employee, Director and Consultant Stock Plan, in consideration for their services to the Company and the Company’s Board. The Options have a ten-year term and are exercisable at a price of $2.40 per share. One-third of the Options were immediately exercisable upon grant, an additional one-third vest on the first anniversary of the date of grant and the remainder vest on the second anniversary of the date of grant. The Options were granted pursuant to the exemption from registration provided under Section 4(2) the Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Bruce Stein, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jay A. Wolf, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Bruce Stein, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.1	Certification of Jay A. Wolf, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Media, Inc.

Date: November 14, 2008	By:	/s/ Bruce Stein
Bruce Stein
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: November 14, 2008
	By:	/s/ Jay A. Wolf
Jay A. Wolf
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)