Form 10-Q
period 2008-12-31
Mandalay Media, Inc.
filed 2009-02-20
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒     No   ☐

On February 19, 2009, there were 38,965,643 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page(s)

Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008	4

Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended December 31, 2008 and December 31, 2007	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the period ended December 31, 2008	6

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2008 and December 31, 2007	7

Notes to Unaudited Consolidated Financial Statements	8-32

Mandalay Media, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,411	$10,936
Accounts receivable, net of allowances	11,835	6,162
Prepaid expenses and other current assets	798	531
Total current assets	19,044	17,629

Property and equipment, net	1,266	1,037
Other long-term assets	278	301
Intangible assets, net	20,366	19,780
Goodwill	84,124	61,377
TOTAL ASSETS	$125,078	$100,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,930	$2,399
Accrued license fees	2,749	3,833
Accrued compensation	674	688
Current portion of long term debt	3	248
Other current liabilities	6,317	2,087
Total currrent liabilities	19,673	9,255
Accrued license fees, long term portion	530	1,337
Long term debt, net of current portion	23,089	16,483
Other long-term liabilities	57	-
Total liabilities	$43,349	27,075

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock
Series A Convertible Preferred Stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000 at December 31, 2008	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
38,965,643 issued and outstanding at December 31, 2008;
32,149,089 issued and outstanding at March 31, 2008;	4	3
Additional paid-in capital	93,486	76,154
Accumulated other comprehensive income/(loss)	340	61
Accumulated deficit	(12,201)	(3,269)
Total stockholders' equity	81,729	73,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,078	$100,124

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Revenues	$11,005	$-	$21,354	$-

Cost of revenues
License fees	1,670	-	5,604	-
Other direct cost of revenues	2,264	-	2,468	-
Total cost of revenues	3,934	-	8,072	-
Gross profit	7,071	-	13,282	-

Operating expenses
Product development	1,563	-	5,130	-
Sales and marketing	4,243	-	6,526	-
General and administrative	2,173	1,278	7,545	2,189
Amortization of intangible assets	177	-	451	-
Total operating expenses	8,156	1,278	19,652	2,189
Loss from operations	(1,085)	(1,278)	(6,370)	(2,189)

Interest and other income/(expense)
Interest income	21	91	141	256
Interest (expense)	(465)	-	(1,417)	-
Foreign exchange transaction gain (loss)	(418)	-	(345)	-
Other (expense)	(276)	-	(463)	-
Interest and other income/(expense)	(1,138)	91	(2,084)	256
Loss before income taxes	(2,223)	(1,187)	(8,454)	(1,933)
Income tax provision	(350)	1	(497)	2
Minority interest in consolidated subsidiaries	19	-	19	-

Net loss	$(2,554)	$(1,186)	$(8,932)	$(1,931)

Basic and Diluted net loss per common share	$(0.07)	$(0.05)	$(0.26)	$(0.09)

Comprehensive loss	$(2,159)	$(1,186)	$(8,653)	$(1,931)

Weighted average common shares outstanding, basic and diluted	37,366	21,730	34,028	21,902

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Stock-based compensation					1,222			1,222

Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

Net Loss							(3,041)	(3,041)	(3,041)
Issuance of common stock on cashless exercise of warrants	33,672	0						0
Foreign currency translation gain/(loss)						(106)		(106)	(106)
Stock-based compensation					744			744

Comprehensive loss									$(3,147)

Balance at September 30, 2008	32,449,449	$3	100,000	$100	$78,220	$(55)	$(9,647)	$68,621

Net Loss							(2,554)	(2,554)	(2,554)
Issuance of common stock related to acquisition	4,500,000	1			9,899			9,900
Adjustment in valuation of warrants in connection with the acquisition					313			313
Issuance of common stock in satisfaction of amount payable	45,000	0			79			79
Issuance of common stock on cashless exercise of warrants	285,800	0						0
Issuance of common stock net of issuance costs	1,685,394	0			4,354			4,354
Foreign currency translation gain/(loss)						395		395	395
Stock-based compensation					621			621

Comprehensive loss									$(2,159)

Balance at December 31, 2008	38,965,643	$4	100,000	$100	$93,486	$340	$(12,201)	$81,729

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	9 Months Ended	9 Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(8,932)	$(1,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	-
Allowance for doubtful accounts	50	-
Stock-based compensation	2,587	1,036
(Increase) / decrease in assets:
Accounts receivable	3,424	-
Prepaid expenses and other	(24)	-
Increase / (decrease) in liabilities:
Accounts payable	(2,721)	399
Accrued license fees	(1,064)	-
Accrued compensation	(14)	-
Other liabilities	43	-

Net cash used in operating activities	(5,591)	(496)

Cash flows from investing activities

Purchase of property and equipment	(101)	-
Transaction costs	(812)	(141)
Cash used in acquisition of subsidiary	(5,470)	-
Cash acquired with purchase of subsidiary	3,020	-

Net cash used in investing activities	(3,363)	(141)

Cash flows from financing activities

Proceeds from the sale of common stock
(net of issuance costs)	4,354	2,473
Instalment payments related to prior acquisition	(54)	-

Net cash provided by financing activities	4,300	2,473

Effect of exchange rate changes on cash and cash equivalents	129	-

Net increase/(decrease) in cash and cash equivalents	(4,525)	1,836

Cash and cash equivalents, beginning of period	10,936	5,418

Cash and cash equivalents, end of period	$6,411	$7,254

Supplemental disclosure of cash flow information:

Taxes paid	(270)	-

Noncash investing and financing activities:

Acquisition of subsidiary	16,790	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the Company), formerly Mediavest, Inc. (“Mediavest”), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6).  On September 14, 2007, the Company was re-incorporated in the state of Delaware as Mandalay Media Inc.

On November 7, 2007, the Company merged into its wholly-owned, newly formed subsidiary, Mandalay, with Mandalay as the surviving corporation. Mandalay issued: (1) one new share of common stock in exchange for each share of Mediavest’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mediavest’s outstanding preferred stock as of November 7, 2007. Mandalay’s preferred and common stock had the same status and par value as the respective stock of Mediavest and Mandalay acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mediavest.

On February 12, 2008, the Company completed a merger (the “Merger”) with Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company. In connection with the Merger, the Company assumed all the outstanding options under Twistbox’s Stock Incentive Plan by the issuance of options to purchase 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

After the Merger, Twistbox became a wholly-owned subsidiary of the Company, and the company’s only active subsidiary at that time.  Twistbox Entertainment Inc. (formerly known as The WAAT Corporation) is incorporated in the State of Delaware.

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

On October 23, 2008 the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd (“Fierce”).

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

In consideration for the shares, and subject to adjustment as set forth in the Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Agreement. The Purchase Price is subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the Note, as set forth in the Agreement.

AMV is a leading mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services through a unique Customer Relationship Management (CRM) platform that drives revenue through mobile internet, print and TV advertising. AMV is headquartered in Marlow, outside of London in the United Kingdom.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/T, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of December 31, 2008 and its results of operations for the three months and the nine months ended December 31, 2008 and 2007, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2008 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
The Company’s revenues are derived primarily by licensing material and software in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV) and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

A perpetual license gives an end user the right to use the product, image or game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the product, image or game on the registered handset for a limited period of time, ranging from a few days to as long as one month.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (carriers), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. Twistbox applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

Revenues are recognized from the Company’s products, images and games when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, the Company defines delivery as the download of the product, image or game by the end user.

The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of new handsets, growth of 3G subscribers by carrier, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s products, images or games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;
•	carriers generally have significant control over the types of content that they offer to their subscribers;
•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;
•	carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;
•
carriers generally must approve the price of the Company’s content in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	The Company’s limited risks, including no inventory risk and limited credit risk.

For direct to consumer business, revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases the Company records as revenue the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the three months ended December 31, 2008 and December 31, 2007 consisted of 1,630 and 2,690 shares, respectively, and for the nine months ended December 31, 2008 and 2007 consisted of 1,986 and 1,947 shares, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Content Provider Licenses

Content Provider License Fees and Minimum Guarantees
The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of longer term content acquisitions, paid in advance and capitalized on the balance sheet as prepaid royalties. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the prepaid royalties. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Product Development Costs
The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $2,487 and $0 in the three months ended December 31, 2008 and 2007, respectively, and $3,060 and $0 in the nine months ended December 31, 2008 and 2007, respectively.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) of $395 in the three months ended December 31, 2008 and $279 in the nine months ended December 31, 2008 has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings. Other comprehensive income / (loss) amounted to $395 in the three months ended December 31, 2008 and $279 in the nine months ended December 31, 2008.

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We have placed cash and cash equivalents and short-term investments with a single high credit-quality institution. As of December 31, 2008, we did not have any long-term marketable securities. The Company’s sales are made either directly to consumers, with the billings performed by and the receivable due from industry aggregators; or directly to the large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2008, approximately 20% of our gross accounts receivable outstanding was with one major customer. This customer accounted for 13% of our gross sales in the three months ended December 31, 2008 and 7% in the nine months ended December 31, 2008.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Property and Equipment
Property and equipment is stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are eight to ten years for leasehold improvements and 5 years for other assets.

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

Mandalay Media, Inc. and Subsidiaries
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

Preferred Stock

The Company applies the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. The Company does not have any preferred shares subject to mandatory redemption. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant estimates relate to revenues for periods not yet reported by Carriers, liabilities recorded for future minimum guarantee payments under content licenses, accounts receivable allowances, stock-based compensation expense, the application of purchase accounting, the carrying value and recoverability of long-lived assets, including goodwill, amortizable intangibles, the realizability of deferred tax assets, and the fair value of equity instruments.

Mandalay Media, Inc. and Subsidiaries
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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

3.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  One of the Company’s operating subsidiaries, Twistbox, has sustained substantial operating losses since commencement of operations.  In addition, the Company has incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets and goodwill.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company reaching a positive cash flow position or obtaining additional financing, while maintaining adequate liquidity.

Management believes that actions undertaken to achieve this position provide the opportunity for the Company to continue as a going concern. These actions include the acquisition consummated in the current quarter along with a restructuring as part of the integration, and debt restructuring and equity placements which occurred in the current quarter. In addition, the Company has taken action subsequent to the period end to reduce its ongoing operating cost base. Other actions include continued increases in revenues by introducing new products and revenue streams, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions.

4.	Balance Sheet Components

Accounts Receivable

	December 31,	March 31,
	2008	2008
	(Unaudited)

Accounts receivable	$12,053	$6,330
Less: allowance for doubtful accounts	(218)	(168)
	$11,835	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. Unbilled receivables were $6,861 at December 31, 2008 and $983 at March 31, 2008.  During the three months ended December 31, 2008 $95 was provided and $0 was written off against the allowance. During the nine months ended December 31, 2008, $106 was provided and $56 was written off against the allowance.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Property and Equipment

	December 31,	March 31,
	2008	2008
	(Unaudited)

Equipment	$1,067	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	312	228
Leasehold improvements	140	140
	1,600	1,093
Accumulated depreciation	(334)	(56)
	$1,266	$1,037

Depreciation expense for the three months ended December 31, 2008 and 2007 was $113 and $0, respectively; and for the nine months ended December 31, 2008 and 2007 was $278 and $0, respectively.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $10 and $0 at December 31, 2008 and December 31, 2007, respectively. The Company has a commitment to pay $0 under these leases during the year ending December 31, 2009. These payments have a net present value of $0.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	$2.64
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,861	$2.67
Canceled	(138)	$0.48
Exercised	(45)	$0.48
Outstanding at December 31, 2008	8,479	$2.74
Exercisable at December 31, 2008	4,599	$2.06

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Nine Months Ended		Options tranferred
	December 31, 2008	Options Granted	from Twistbox
Expected life (years)	4	4 to 6	3 to 7
Risk-free interest rate	3.89	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	75.20%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at December 31, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2008	Price	Value
$0 - $1.00	7.58	2,277	$0.64	$2,530,788
$2.00 - $3.00	9.16	3,450	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.14	2,752	$4.57	$-
	8.73	8,479	$2.74	$2,530,788

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

The exercise price for options exercisable at December 31, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2008	Price	Value
$0 - $1.00	7.56	2,157	$0.63	$2,412,438
$2.00 - $3.00	9.02	1,620	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.14	822	$4.61	$-
	8.36	4,599	$2.06	$2,412,438

Stock option expense of $621 and $711 for the three months ended December 31, 2008 and 2007 respectively; and $2,587 and $1,032 for the nine months ended December 31, 2008 and 2007 respectively, is included primarily in general and administrative expense.

6.	Acquisitions/Purchase Price Accounting

Twistbox Entertainment, Inc. and related entities

On February 12, 2008, the Company completed an acquisition of Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchase 2,463 shares of common stock of the Company, including 2,145 vested and 318 unvested options. After the Merger, Twistbox became a wholly-owned subsidiary of the Company.

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

In connection with the Merger, the Company guaranteed up to $8,250 of principal under an existing note of Twistbox in accordance with the terms, conditions and limitations contained in the note. In connection with the guaranty, the Company issued the lender two warrants, one to purchase 1,093 and the other to purchase 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. The warrants have been included as part of the purchase consideration and have been valued using the Black-Scholes method, using the stock price at the merger date of $4.75 per share discounted for certain restrictions, a volatility of 70%, and the exercise price and the expected time to vest for each group. These warrants were subsequently amended as described in Note 8.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

The purchase consideration was determined by an independent valuation to be $67,479, consisting of $66,025 attributed to the common stock and options exchanged and warrants issued, and $1,454 in transaction costs.  During the last quarter, a further $59 of transaction costs were recognized, with the result that the purchase consideration was increased to $67,538, with an equivalent increase in Goodwill. The options and warrants were valued using the Black-Scholes method, using the stock price at the merger date of $4.75 per share, a volatility of 70%, and in the case of options the exercise price and the expected time to vest for each group. Under the purchase method of accounting, the Company allocated the total purchase price of $67,538 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

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

AMV Holding Limited group

On October 23, 2008, the Company completed an acquisition of 100% of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of Fierce Media Limited. The acquisition was effective on October 1, 2008.

Subject to adjustment as set forth in the Stock Purchase Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid and non-assessable shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Stock Purchase Agreement. The Purchase Price is subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the Note, as set forth in the Stock Purchase Agreement. The initial adjustment has been determined preliminarily as $443, to be added to the secured promissory note.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Prior to closing, each outstanding option to purchase shares of capital stock of AMV (an “AMV Option”) was either exercised in full or terminated. The Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event the Company completes an equity financing that results in gross proceeds of over $6,000, the Company will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000. In addition, if within nine months of the issuance date of the Note, the Company completes a financing that results in gross proceeds of over $15,000, then the Company shall prepay the entire principal amount then outstanding under the Note, plus accrued interest. If within nine months of the issuance date of the Note, the aggregate principal sum then outstanding under the Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the Note at a rate of 7% per annum. Additionally, in connection with the Note, AMV granted to the Sellers a security interest in its assets. Such security interest is subordinate to the security interest granted to ValueAct Small Cap Master Fund, L.P. (“ValueAct) under the Senior Secured Note, issued by Twistbox Entertainment, Inc., a wholly-owned subsidiary of the Company (“Twistbox”),  due January 30, 2010, as amended on February 12, 2008 (the “ValueAct Note”), and as subsequently amended on October 23, 2008. AMV also agreed to guarantee Mandalay’s repayment of the Note to the Sellers.

The Purchase Price has been preliminarily estimated by the Company to be $22,255 consisting of $9,900 attributed to the Stock Consideration issued, $5,375 in cash, $95 is stamp duty, $5,818 under the Note referenced above, $313 adjustment in valuation of warrants which were re-priced in connection with the acquisition and $658 in transaction costs.  Any further  adjustments required under the “working capital adjustment” provision and any adjustment under the “earn-out” provision of the Agreement have not yet been determined and therefore have not been included in the preliminary calculation of the purchase price. The shares of the Stock Consideration were valued using the closing stock price at the acquisition date of $2.20 per share. Under the purchase method of accounting, the Company allocated the total Purchase Price of $22,255 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Cash and cash equivalents	$3,020
Accounts receivable, net of allowances	9,087
Prepaid expenses and other current assets	16
Property and equipment, net	406
Accounts payable	(10,391)
Bank overdrafts	(1,902)
Other current liabilities	(1,262)
Other long term liabilities	(223)
Minority interests	95
Identified intangibles	1,368
Acquisition related restructuring reserves	(647)
Goodwill	22,688
$22,255

Goodwill recognized in the above transaction is preliminarily estimated at $22,688. The  business acquired is not capital intensive and does not require significant identifiable intangible assets – as a result the greater proportion of consideration has been allocated to goodwill.  Goodwill in relation to the acquisition of AMV is not expected to be deductible for income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. Acquisition related restructuring reserves include reserves for employee severance and for office relocation.

The acquisitions described above both included the issuance of Company stock as all or part of the consideration.  Based on the trading price of the Company’s common stock as of the acquisition dates, the total consideration was $67,538 for the Twistbox acquisition and $22,255 for the AMV acquisition.  Subsequent to the acquisition, the Company’s average trading price has decreased significantly.  If the decrease in trading price is deemed to “not be temporary in nature”, management expects that an impairment of goodwill and other long lived intangible assets could occur by year end.  Other factors affecting management’s estimate of impairment include the current profitability and expected future cash flows from the acquired business.

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Twistbox and AMV by the Company accounted for by the purchase method of accounting as if it had occurred as at the beginning of each of the periods presented.  The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

	3 months ended	9 months ended
	December 31,	December 31,	December 31,
	2007	2008	2007
	(unaudited)	(unaudited)

Revenues	$8,866	$41,832	$35,766
Cost of revenues	3,467	15,576	13,841
Gross profit/(loss)	5,399	26,256	21,925
Operating expenses net of interest
income and other expense	7,563	32,309	27,647
Income tax expense and minority interests	90	701	1,289
Net loss	(2,254)	(6,754)	(7,011)

Basic and Diluted net loss per common share	$(0.09)	$(0.18)	$(0.27)

7.	Other Intangible Assets

	December 31,	March 31,
	2008	2008
	(Unaudited)

Software	$1,922	$1,611
Trade Name / Trademark	13,764	13,030
Customer list	4,378	4,378
License agreements	886	886
Non-compete agreements	323	-
	21,273	19,905
Accumulated amortization	(907)	(125)
	$20,366	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended December 31, 2008 and 2007, the Company recorded amortization expense in the amount of $128 and $0, respectively, in cost of revenues; and amortization expense in the amount of $177 and $0 respectively in operating expenses. During the nine months ended December 31, 2008 and 2007, the Company recorded amortization expense in the amount of $331 and $0, respectively, in cost of revenues; and amortization expense in the amount of $451 and $0, respectively, in operating expenses.

As of September 30, 2008, the total expected future amortization related to intangible assets was as follows:

	12 Months ended December 31,
	2009	2010	2011	2012	2013	Thereafter
Software	$334	$334	$308	$230	$230	$257
Customer List	547	547	547	547	547	1,162
License Agreements	177	177	177	177	21	-
Non-compete agreements	162	121	-	-	-	-
	$1,220	$1,179	$1,032	$954	$798	$1,419

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

8.	Debt

	December 31,	March 31,
	2008	2008
	(Unaudited)

Short Term Debt

Capitalized lease liabilities, current portion	$3	$20
Senior secured note, accrued interest	-	228
	$3	$248

	December 31,	March 31,
	2008	2008
	(Unaudited)

Long Term Debt

Senior Secured Note, long term portion, net of discount	$17,102	$16,483
Secured Note, long term portion	5,818	-
Deferred purchase consideration, long term portion	169	-
	$23,089	$16,483

In July 2007, Twistbox entered into a debt financing agreement in the form of a senior secured note amounting to $16,500, payable at 30 months with ValueAct Small Cap Master Fund L.P. (the “ValueAct Note”). The holder of the ValueAct Note was granted first lien over all of the Company’s assets. The ValueAct Note carried interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The agreement included certain restrictive covenants. In conjunction with the merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both the Company and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the ValueAct Note.

On October 23, 2008, the Company, Twistbox and ValueAct entered into a Second Amendment (the “Second Amendment”) to the ValueAct Note. Among other things, the Second Amendment provides for a payment in kind election, whereby, in lieu of making any cash payments to ValueAct on the following two interest payment dates, Twistbox may elect that the amount of any interest due on such date be added to the principal amount due under the ValueAct Note. That election was made in connection with the first interest payment following the amendment. In addition, ValueAct agreed to amend the ValueAct Note to modify the covenant requiring that the Company and Twistbox maintain certain minimum combined cash balances, during specified periods of time. Lastly, the Second Amendment provides that an event of default may be triggered in the event the Company fails to observe certain covenants as agreed to in the Second Amendment, including a covenant that, until all principal and interest and any other amounts due under the ValueAct Note are paid in full in cash, the Company: (i) will not create, incur, assume or permit to exist certain indebtedness, except for indebtedness in connection with a receivables facility as described in the Second Amendment, which indebtedness would rank pari passu in right of payment on the ValueAct Note, provided, that any receivables used to procure and maintain such receivables facility shall not be subject to any lien of ValueAct during the term of such receivables facility; and (ii) will not, and will not permit any subsidiary to, without the prior consent of ValueAct, prepay any indebtedness incurred in connection with the AMV Note, other than prepayments with proceeds raised in an equity financing as permitted by the AMV Note. Additionally, on October 23, 2008, in connection with the ValueAct Note, as amended, AMV agreed to grant to ValueAct a security interest in its assets, which ranks senior to the security interest granted to the Sellers. AMV also agreed to guarantee Twistbox’s repayment of the ValueAct Note.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

As described above, the Company had previously issued to ValueAct two warrants to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). One warrant entitled ValueAct to purchase up to a total of 1,093 shares of Common Stock at an exercise price of $7.55 per share (“$7.55 Warrant”). The other warrant entitled ValueAct to purchase up to a total of 1,093 shares of Common Stock at an initial exercise price of $5.00 per share (“$5.00 Warrant,” and together with the $7.55 Warrant, the “ValueAct Warrants”). On October 23, 2008, the Company and ValueAct entered into an allonge to each of the ValueAct Warrants. Among other things, the exercise price of each of the ValueAct Warrants was amended to be $4.00 per share.

Minimum future obligations, including interest, under the Senior Secured Note are $19,101 during the year ended December 31, 2010 including repayment of the principal. Capitalized lease assets are set out in Note 4. Future obligations under capitalized leases are included as part of Other Obligations in Note 15.

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (the “Management Agreement”) with Trinad Management for five years. Pursuant to the terms of the Management Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended December 31, 2008 and 2007, the Company paid management fees under the agreement of $90 and $90, respectively. For the nine months ended December 31, 2008 and 2007, the Company paid management fees under the agreement of $270 and $270, respectively.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the three months ended December 31, 2008 and 2007; and $81 and $81 respectively for the nine months ended December 31, 2008 and 2007.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Twistbox Entertainment, Inc.

Lease of Premises
Twistbox leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $95 and $95 for the three months ended December 31, 2008 and 2007, respectively, and $284 and $284 for the nine months ended December 31, 2008 and 2007, respectively.

Twistbox is party to an oral agreement with a person affiliated with Twistbox with respect to a lease of an apartment in London.  Amount paid in connection with this lease was $12 and $18 for the three months ended December 31, 2008 and 2007, respectively, and $48 and $54 for the nine months ended December 31, 2008 and 2007, respectively.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

10.	Capital Stock Transactions

Preferred Stock

On October 3, 2006, the Company designated a Series A Preferred Stock, par value $.0001 per share (Series A). The Series A holders shall be entitled to: (1) vote on an equal per share basis as holders of common stock; (2) dividends on an if-converted basis; and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series A holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the company, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

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

Mandalay Media, Inc. and Subsidiaries
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

On October 23, 2008, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to sell in a private offering an aggregate of 1,685 shares of Common Stock and warrants to purchase 843 shares of Common Stock (the “Warrants”), for gross proceeds to the Company of $4,500. The Warrants have a five year term and an exercise price of $2.67 per share.

In October 2008, warrants to purchase 2,300 shares of common stock were exercised in a cashless exchange for 286 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

11.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

12.	Income Taxes

As of December 31, 2008, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $41,400, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL carry-forwards.

In connection with the acquisitions described in Note 6 above, the Company has recorded Goodwill, amounting to $83,758, which will not be amortized for book purposes and is not deductible for tax purposes. The Company also recorded intangibles which will have differing amortization for book and tax purposes. Trademarks, amounting to $13,761, will not be amortized for book purposes, but will be subject to amortization for tax purposes, giving rise to a permanent difference. Other intangible assets, amounting to $7,506, will be amortized over a shorter period for book purposes than tax purposes, giving rise to timing differences. These differences will impact the Company’s NOL carry-forwards in the future.

As of December 31, 2008, realization of the Company's net deferred tax asset of approximately $18,120 was not considered more likely than not and, accordingly, a valuation allowance of $18,120 has been provided. During the three months ended December 31, 2008, the valuation allowance decreased by $80.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2008.

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at December 31, 2008 and December 31, 2007. The Company recognized no interest and penalties on income taxes in it’s statement of operations for the three months or the nine months ended December 31, 2008 and 2007 . Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended December 31, 2008:

	North America	Europe	South America	Other Regions	Consolidated
Three Months ended December 31, 2008 Net sales to unaffiliated customers	$1,160	$7,356	$172	$2,317	$11,005

Nine Months ended December 31, 2008 Net sales to unaffiliated customers	$2,831	$15,168	$524	$2,831	$21,354

Property and equipment, net at December 31, 2008	$754	$501	$-	$11	$1,266

Our three largest customers accounted for 14%,13% and 12% of our revenue in the three months ended December 31, 2008; and 26%, 7% and 7% of our revenue in the nine months ended December 31, 2008.

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at December 31, 2008:

Year Ending December 31
2009	$412
2010	$193
2011	$-
Total minimum lease payments	$605

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $254 for the three months ended December 31, 2008; and $621 for the nine months ended December 31, 2008.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of December 31, 2008 were as follows:

Minimum
Guaranteed
Year Ending December 31	Royalties

2009	224
2010	120
2011	60
2012	-
Total minimum payments	$404

Other Obligations
As of December 31, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year at December 31, 2008.  Annual payments relating to these commitments at December 31, 2008 are as follows:

Year Ending December 31	Commitments

2009	2,907
2010	2,449
2011	379
2012	-
Total minimum payments	$5,735

Litigation
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

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Media, Inc. (“Mandalay”) through its operating and wholly-owned subsidiaries, Twistbox Entertainment, Inc. (“Twistbox”) and AMV Holding Limited, a United Kingdom private limited company (“AMV”).

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

Twistbox Entertainment, Inc.

On February 12, 2008, Mandalay completed its acquisition of Twistbox Entertainment, Inc. pursuant to an Agreement and Plan of Merger entered into on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008, with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Mandalay (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, as part of which Merger Sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). Following the Merger, Twistbox became the sole operating subsidiary of Mandalay until the acquisition of AMV on October 23, 2008 as described below.

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

Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, Twistbox serves as Vodafone’s exclusive supplier of late night content, a portion of which is age-verified. Additionally, Twistbox is one of the select few content aggregators for Vodafone. Twistbox aggregates content from leading entertainment companies and manages distribution of this content to Vodafone. Additionally, Twistbox maintains distribution agreements with other leading mobile network operators throughout the North American, European, and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, Hutchinson 3G, , O2 and Orange.

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

AMV Holding Limited

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2008, Mandalay consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”) on October 23, 2008 (the “AMV Acquisition”). The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”); (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

The Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event Mandalay completes an equity financing that results in gross proceeds of over $6,000,000, Mandalay will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000,000. In addition, if within nine months of the issuance date of the Note, Mandalay completes a financing that results in gross proceeds of over $15,000,000, then Mandalay shall prepay the entire principal amount then outstanding under the Note, plus accrued interest. If within nine months of the issuance date of the Note, the aggregate principal sum then outstanding under the Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the Note at a rate of 7% per annum.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay, Twistbox and ValueAct SmallCap Master Fund L.P. (“ValueAct”) entered into a Second Amendment to the a certain senior secured promissory note purchased by ValueAct from Twistbox in the amount of $16,500,000 (the “ValueAct Note”), which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay and ValueAct entered into an allonge to each of the those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

AMV is a mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services including Bling, Phonebar and GameZone through a unique Customer Relationship Management (CRM) platform that drives revenue through mobile internet, print and TV advertising.

On October 23, 2008, Mandalay entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which Mandalay agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of Common Stock and warrants to purchase 842,697 shares of Common Stock for gross proceeds to Mandalay of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to Mandalay on or about November 8, 2008.

The Merger and the AMV Acquisition both included the issuance of Common Stock as all or part of the consideration. Based on the trading price of the Common Stock as of the acquisition dates, the total consideration was approximately $67.5 million for the Merger and approximately $22.2 million for the AMV Acquisition. Subsequent to the Merger and the AMV Acquisition, the average trading price of the Common Stock has decreased significantly. If the decrease in trading price is deemed to “not be temporary in nature”, management expects that an impairment of goodwill and other long lived intangible assets could occur by year end. Other factors affecting management’s estimate of impairment include the current profitability and expected future cash flows from the acquired business.

Comparison of the Three Months Ended December 31, 2008 and 2007

Revenues

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,245	$-
Other content	9,760	-

Total	$11,005	-

The Company had no operations in 2007 and consequently no revenues. Revenues in the three months ended December 31, 2008 relate to the revenues of Twistbox and AMV. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of products delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$1,670	$-
Other direct cost of revenues	2,264	-

Total Cost of Revenues	$3,934	$-

Revenues	11,005	$-

Gross Margin	64.3%	N/A

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in the three months ended December 31, 2008 relate to the cost of revenues of Twistbox and AMV. License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Product Development Expenses	$1,563	$-

Sales and Marketing Expenses	4,243	-

General and Administrative Expenses	2,173	1,278

Amortization of Intangible Assets	177	-

Prior to the Merger, the Company was a public shell company with no operations; and as a result the only activity in the three months ended December 31, 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consists primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2008 over 2007 is primarily the result of stock based compensation to directors, employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox and AMV. Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Expenses

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(1,138)	$91

Interest and other income/(expense) includes interest income on invested funds, interest expense related the ValueAct Note, foreign exchange transaction gains and losses, and depreciation expense.

Comparison of the Nine Months Ended December 31, 2008 and 2007

Revenues

	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Revenues by type:

Games	$3,738	$-
Other content	17,616	-

Total	$21,354	-

The Company had no operations in 2007 and consequently no revenues. Revenues in the nine months ended December 31, 2008 relate to the revenues of Twistbox, and AMV for the current quarter. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of products delivered in the form of WAP, Video, Wallpaper and Mobile TV.

Cost of Revenues

	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$5,604	$-
Other direct cost of revenues	2,468	-

Total Cost of Revenues	$8,072	$-

Revenues	21,354	$-

Gross Margin	62.2%	N/A

The Company had no operations in 2007 and consequently no cost of revenues. Cost of revenues in the nine months ended December 31, 2008 relate to the cost of revenues of Twistbox, and AMV for the current quarter. License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues.

Operating Expenses

	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Product Development Expenses	$5,130	$-

Sales and Marketing Expenses	6,527	-

General and Administrative Expenses	7,545	2,189

Amortization of Intangible Assets	451	-

Prior to the Merger, the Company was a public shell company with no operations; and as a result the only activity in the nine months ended December 31, 2007 represents expenses incurred in developing the Company. In both years, General and Administrative expenses consists primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. The increase in 2008 over 2007 is primarily the result of stock based compensation to directors, employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox and AMV. Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Expenses

	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(2,084)	$256

Interest and other income/(expense) includes interest income on invested funds, interest expense related the ValueAct Note, foreign exchange transaction gains and losses, and depreciation expense.

Financial Condition

Assets

Our current assets totaled $19,044 and $17,629 at December 31, 2008 and March 31, 2008, respectively. Total assets were $125,078 and $100,124 at December 31, 2008 and March 31, 2008, respectively. The increase in current assets is primarily due to the addition of AMV accounts receivables following the AMV Acquisition. The increase in total assets is primarily due to the additional intangibles flowing from the AMV Acquisition.

Liabilities and Working Capital

At December 31, 2008, our total liabilities were $43,349.  Our current liabilities totaled $19,673 and $9,255 at December 31, 2008 and March 31, 2008, respectively. This resulted in negative working capital of ($629) at December 31, 2008 as accounts payable and other current liabilities increased, largely as a result of the AMV Acquisition, with additional AMV payables, amounts payable related to the AMV Acquisition and restructuring reserves in connection with the AMV Acquisition.

Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended December 31,	Ended December 31,
	2008	2007
	(In thousands)	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(101)	-
Cash flows used in operating activities	(5,591)	(496)
Cash flows (used in)/ provided by investing activities	(3,363)	(141)
Cash flows from financing activities	4,300	2,473

Prior to the Merger, the Company was a public shell company with no operations. Twistbox has incurred losses and negative annual cash flows since inception. The primary sources of liquidity have historically been issuance of common and preferred stock, in the case of Twistbox, borrowings under the ValueAct Note with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities and potentially equity raises and/or additional borrowing.

Operating Activities

In the nine months ended December 31, 2008, operating expense consisted solely of employee compensation and other general and administrative expenses. In the nine months ended December 31, 2008, we used $5.6 million of net cash in operating expenses. This primarily related to the net loss of $8.9 million, decreases in accounts payable, accrued license fees and other liabilities of $3.8 million, partially offset by a decrease in accounts receivable of $3.4 million and non cash stock based compensation and depreciation and amortization included in the net loss of $2.6 million and $1.1 million respectively.

Investing Activities

In the nine months ended December 31, 2008, $3.4 million was used in investing activities, primarily the cash consideration in the acquisition of AMV, amounting to $6.3 million, and the purchase of plant and equipment of $0.1 million; offset by cash acquired on acquisition of the subsidiary of $3.0 million.

Financing Activities

In the nine months ended December 31, 2008, $4.4 million was provided from the sale of Common Stock, while $0.1 million was used in payments related to a prior acquisition.

As of December 31, 2008, the Company had approximately $6.4 million of cash, and management believes it has sufficient cash to satisfy the Company’s monetary needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. In addition, there are specific minimum cash covenants under the ValueAct Note, and there is no certainty that these covenants will be achieved.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At December 31, 2008, our largest customer represented 20% of our gross accounts receivable.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Principal Executive Officer, James Lefkowitz, and Principal Financial Officer, Jay A. Wolf, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e), as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Lefkowitz and Wolf concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 or 15(d)-15 that occurred during the third quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial condition.

Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2008, the Board granted 25,000 and 20,000 shares of Common Stock to each of Merriman, Curhan and Ford & Co. and CEOcast Inc., respectively, in connection with consulting services provided to the Company. The issuances of the shares were made in reliance on the exemption from registration provided under Rule 506 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

31.1	Certification of James Lefkowitz, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jay A. Wolf, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of James Lefkowitz, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.1	Certification of Jay A. Wolf, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Media, Inc.

Date: February 20, 2009	By:	/s/ James Lefkowitz
James Lefkowitz
President
(Authorized Officer and Principal Executive Officer)

Date: February 20, 2009
	By:	/s/ Jay A. Wolf
Jay A. Wolf
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)