Form 10-K
period 2009-03-31
Mandalay Media, Inc.
filed 2009-07-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
or

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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on September 30, 2008 was $77,878,678.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒          No  ☐

As of July 14, 2009, the Issuer had 39,653,125 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Mandalay Media, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the risk factors described in greater detail in the section entitled “Risk Factors.” Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

Historical Operations of Mandalay Media, Inc.

Mandalay Media, Inc, (“Mandalay” or the “Company” ) was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, Mandalay merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, Mandalay changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

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

Our Current Operations

Twistbox Entertainment, Inc.

On February 12, 2008, Mandalay completed its acquisition of Twistbox Entertainment, Inc. pursuant to an Agreement and Plan of Merger entered into on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008, with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Mandalay (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, as part of which Merger Sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). Following the Merger, Twistbox became the sole operating subsidiary of Mandalay until the acquisition of AMV Holding Limited, a United Kingdom private limited company (“AMV”) on October 23, 2008 as described below.

Twistbox is a global publisher and distributor of entertainment content primarily focused on video and games for Third Generation (3G) mobile networks. Twistbox publishes its content in over 40 countries with distribution representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its 18 to 40 year old target demographic (18 to 40) that includes worldwide or territory exclusive mobile rights to content from leading film, television and lifestyle media companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified programming and services. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, Hutchinson 3G, O2 Verizon, Sprint and Orange.

Twistbox maintains distribution agreements with leading mobile network operators throughout the North American, European, Latin America and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, America Movil, Hutchinson 3G, O2 and Orange.  Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, in certain markets Twistbox serves as Vodafone’s exclusive supplier and aggregator of late night content, a portion of which is age-verified.  Twistbox has similar exclusive agreements with other operators in selected territories for both Late Night and Play for Prizes mobile games categories.

Twistbox’s intellectual property encompasses over 75 worldwide exclusive, territory exclusive or non-exclusive content licensing agreements that cover its lifestyle, late night and casual games programming and services.  Twistbox’s content portfolio is distributed via mobile applications and services that include more than 350 WAP sites, 250 games and 66 mobile TV channels.

In addition to its content publishing business through mobile operators, Twistbox operates a suite of Direct to Consumer services including text and video chat and web2mobile marketing services of video, images and games that are promoted through on-line, print, and TV advertising.  Payments for the Company’s Direct to Consumer services are through integration with Premium Short Message Service (Premium SMS) billing aggregators and credit card processing companies.

Twistbox target customers are the highly-mobile, digitally-aware 18 to 40 year old demographic. This group is a leading consumer of new mobile handsets and represents more than 50% of mobile content consumption revenue globally.  In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

Revenue Model

Twistbox’s revenue model includes pay per-download and a growing base of recurring subscription services.  Video services include daily, weekly and monthly subscriptions to access a specific WAP site or suite of mobile TV channels.  Twistbox’s Play for Prizes tournament games revenue model is based on a monthly recurring subscription per game although, a subscriber can elect for a higher priced one-time payment.

Collectively, Twistbox’s mobile content sites generate in excess of 500 million advertising impressions monthly.  In turn, Twistbox has begun to leverage its distribution and traffic to generate revenues from WAP advertising on mobile content portals that Twistbox manages on an exclusive basis.

Twistbox bills and receives payment directly through mobile operators and billing aggregators that form the majority of its revenue. Twistbox receives between 40% to 60% of the billings from the mobile operator or billing aggregator, which it recognizes as its Gross Revenue.  Twistbox’s Cost of Goods Sold represents license fees paid to content providers, which currently averages approximately 30%.

Content and Game Development

Twistbox’s production activities currently address over 1,500 handsets, including models manufactured by Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction and publishing tools that significantly reduces the time required to “port” and publish games and mobile services  across a significant number of these handsets.

Twistbox develops games and applications that work with a number of languages, platforms, and formats, including J2ME, BREW, DoJa, and Symbian, and localizes its releases in the EFIGS languages (English, French, Italian, German and Spanish). It is actively involved in a number of technical initiatives aimed at enhancing its titles with value-added features, such as multi-player functionality, 3D graphics, and location-based features. In addition to mobile video clips, games, WAP sites, and other entertainment applications, Twistbox is currently focusing its development and licensing activities on complementary applications such as in game advertising, TV-SMS campaigns, play-for-prizes and multi-player games.

Twistbox intends to acquire additional third-party licenses and to develop new applications through relationships with third-party developers as well as its in-house development staff to assure that it has a steady supply of new content to offer its customers.  The Company believes that the market for mobile entertainment should continue to increase as mobile operators continue to roll out their next generation service offerings and advanced handets offering improvements in data handling capability, graphics resolution and other features.

Publishing

Renux™ is Twistbox’s carrier class content management and publishing platform developed internally for the deployment and marketing of mobile content and applications. The system has been in operation for over five years and today supports over 350 WAP sites, more than 66 mobile TV channels and 250 games in 18 languages. The Renux™ content management system stores image and video content formatted for 1.5G to up to 3G devices, and incorporates a comprehensive metadata format that categorizes the content for handset recognition, programming, marketing and reporting. Twistbox maintains content hosting facilities in Los Angeles, Washington, D.C. and Frankfurt that support the distribution of content to mobile network operators globally.

RapidPort™

RapidPort™ is Twistbox’s software suite that enables the development and porting of mobile games and applications to over 1,500 different handsets from leading manufacturers including Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets. The RapidPort™ development platform supports a broad number of wireless device formats including J2ME, BREW, DoJa and Symbian, and provides localization in over 18 languages. Twistbox Games has recently enhanced RapidPort™ to include new technology designed to enhance titles with value-added features, such as in-game advertising, multi-player and play for prizes functionality, 3D graphics and location-based services (LBS).

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

Play for Prizes - Competition Goes Mobile ®

The Twistbox Games For-Prizes Network, currently deployed by major mobile operators across the U.S. such as AT&T Wireless and Verizon, offers several genres of games in which players compete in daily and weekly skill-based multiplayer tournaments to win prizes. Subscribers can compete in both daily head-to-head and weekly progressive tournaments. The Twistbox Games For-Prizes platform enables unique in-game promotions through carrier-specific campaigns in cooperation with sponsors and advertisers.  On July 25, 2008, Twistbox filed with the United States Patent and Trademark Office a patent application for the Improvements In Skill-Based Electronic Gaming Tournament Play having Serial Number 12/180,405.

WAAT Media Wireless Content Standards Rating Matrix ©

First developed in 2003, and refined over the last several years, Twistbox has developed a proprietary content standards matrix widely known as the “WAAT Media Wireless Content Standards Ratings Matrix©” (the “Ratings Matrix”). The Ratings Matrix has been filed with the Library of Congress’s Copyright Office. It is the globally-accepted content ratings system for age-verified mobile programming that encompasses language, violence and explicitness. The system is licensed on a royalty-free basis by the world’s leading mobile carriers and leading content providers and is the basis for the United Kingdom’s Code of Practice. The Ratings Matrix currently supports 33 ratings levels and incorporates a suite of content validation tools and industry best practices that takes into account country-by-country carrier programming requirements and local broadcast standards.

Distribution

Twistbox distributes its programming and services through on-deck relationships with mobile carriers and off-deck relationships with third-party aggregation, connectivity and billing providers.

On-Deck

Twistbox’s on-deck services include the programming and provisioning of games and games aggregation, images, videos and mobileTV content and portal management. Twistbox currently has on-deck agreements with more than 100 mobile operators including Vodafone, T-Mobile, Verizon, AT&T, Orange, O2, Virgin Mobile, Telefonica and MTS in over 40 countries. Through these on-deck agreements, Twistbox relies on the carriers for both marketing and billing. Twistbox currently reaches over one billion mobile subscribers worldwide through these relationships. Its currently deployed programming includes over 350 WAP sites, 250 games and 66 mobile TV channels.

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

Sales and Marketing

In order to sell to its target base of carrier and infrastructure customers, Twistbox has built an affiliate sales and marketing team that is localized on a country-by-country basis.  As of March 31, 2009, Twistbox had a workforce of approximately 154 employees

Competition

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

In the area of mature themed mobile entertainment, Twistbox is a leading provider of content and services. The industry trend has been for leading operators to focus on fewer partners and often assign a company to manage the category. We believe that Twistbox’s responsible reputation and the Ratings Matrix combined with its publishing platform and leading brands that maximize revenue positions it to manage the age-verified category for operators globally.

Twistbox competes with a number of other companies in the mobile games publishing industry, including Arvato, Minick, Jamba, Buongiorno, Mobile Streams, Glu Mobile, ZED Group and Gameloft. Brands such as Playboy have sought to create their own direct distribution arrangements with network operators. To the extent that such firms continue to seek such relationships, they will compete directly with Twistbox in their respective content segments. While Twistbox competes with many of the leading publishers, its core business is providing services and platforms for operators and publishers to enhance revenues. In turn, through the management of an operator’s download platform, providing a cross carrier Play4Prizes infrastructure or facilitating in game advertising or billing, Twistbox has become a strategic value added partner to both the mobile operator and publishing communities.

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

Trademarks, Tradenames, Patent and Copyrights

Twistbox has used, registered and applied to register certain trademarks and service marks to distinguish its products, technologies and services from those of its competitors in the United States and in foreign countries. Twistbox also has a copyright known as the “WAAT Media Wireless Content Standards Ratings Matrix©”, which has been filed with the Library of Congress’s Copyright Office. On July 25, 2008, Twistbox filed with the United States Patent and Trademark Office a patent application for the Improvements In Skill-Based Electronic Gaming Tournament Play having Serial Number 12/180,405. We believe that these trademarks, tradenames, patent and copyrights are important to its business. The loss of some of Twistbox’s intellectual property might have a negative impact on its financial results and operations.

AMV Holding Limited

On October 23, 2008, Mandalay consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

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

Revenue Model

AMV operates a direct-to-consumer marketing model for distribution of its mobile content portfolio, ranging from Java Games to Videos. AMV’s revenue model relies on its efficient and effective management of marketing distribution channels such as print advertising, mobile internet advertising (i.e., WAP affiliates, Google Mobile, Yahoo, etc.), web advertising and traditional television advertising.  It also utilizes its proprietary CRM platform for sending promotions to its existing customer database. AMV relies on the margin it generates from this marketing activity for the majority of its revenues. Revenues are also derived from on-going billing relationships with consumers, primarily via content subscription services.  In its interactive division, revenues are derived from consumers’ usage of mobile chat, flirt and dating services, through mobile-based billing aggregators.

Revenues are generated from billing of consumers through mobile network charging, which is typically via the use of Premium SMS, or WAP-based billing (e.g., Pay-For-It).

Development Process

AMV’s customized proprietary mobile platform enables AMV to serve all current content types including wallpapers, ringtones, videos and games. The platform is regularly enhanced to process new and larger formats of content, and to enable AMV to connect to new geographic markets. Other key areas of development include new business models, system adaptations to regulatory and commercial changes in-market and greater CRM capabilities and efficiencies.

AMV is developing its mobile and interactive platforms to support the next generation of mobile services which will incorporate wider xHTML browsing support, more complex application handle, for example, widgets and a complete end-to-end CRM solution to ensure the best possible user experience. With these developments, AMV expects to further optimize its revenue generating potential. Additionally, AMV is developing new forms of social networking products and services to allow users to interact using SMS text, WAP or WEB-based technologies within a unique branded proposition.

AMV Technology and Tools

AMV’s proprietary portfolio of technology encompasses platforms and tools that enhance the delivery, management and quality of AMV’s products and services.

CRM Platform.  AMV’s internally developed Customer Relationship Management (CRM) platform captures valuable subscriber data including subscriber opt-in preferences, carrier specifications and handset models. The CRM platform helps manage key site localization factors such as:

•	Regional Regulations for CRM
•	User Opt in Mechanic (Tick box / soft opt in)
•	Age Verification Status of Carrier
•	Content restrictions in market

MobGains™
MobileGains is an in-house mobile Internet advertising network enabling AMV to target new customers via direct advertising relationships with major publishers.  This platform allows end-to-end advertisement creation and syndication to better target consumers’ tastes and thereby enhance results.

Content Development

 AMV has developed its own consumer facing mobile brands. These brands include BLiNG, PhoneBar and Game Zone.  Having its own brands, AMV is able to market its content and services through its own destinations without relying heavily on third party brand licenses.  AMV markets a wide range of products and services through its destinations including polyphonic tones, real tones, animations, videos, wallpapers and games, as well as various chat and text services.

Distribution

AMV distributes its products and services through off-deck relationships with third-party aggregation, connectivity and billing providers primarily servicing end-users located in the United Kingdom, South Africa, Australia and Sweden.

AMV utilizes several marketing methods to drive traffic to these destinations and AMV has focused aggressively on monetizing mobile search via major mobile search engines such as Google and Yahoo, and mobile operators like Vodafone and Orange.

Access to, or discovery of, AMV’s products and services is generally via:

•	Search links via WAP advertising (e.g. Google)
•	Advertisements in print with a call-to-action to send MO keyword to a shortcode
•	Advertisements in promotional broadcasts

Its integrated CRM platform enables the use of mobile, print, television and on-line advertising to maximize its return on investment.

Sales, Marketing and Distribution

As of March 31, 2009, AMV had a workforce of approximately 42 employees whose responsibilities include all sales, marketing and content distribution functions.

Competition

The direct-to-consumer market is crowded with many competitors operating their own mobile content offerings, including companies such as Red Circle (recently acquired by Zamano plc), Playphone, Inc, Mobile Messenger Pty, Ltd., Jamba (a subsidiary of News Corp), Zero9 S.p.A.and Flycell Inc. There has been a trend in certain key markets such as the United Kingdom and South Africa for the large incumbent providers to be side-lined by smaller, more innovative and niche-focused specialists, a trend from which AMV has largely benefited. Nevertheless, the market remains very competitive and we see several opportunities for consolidation particularly among the larger “incumbent” providers.

Providers whose marketing expertise extends only to more traditional media such as print and television are beginning to see their revenues adversely impacted as on-line and mobile distribution advertising becomes the standard. As one of the earliest entrants in mobile internet advertising, AMV has excelled in adapting its direct-to-consumer business model to address new channels and audiences. Despite the competitive nature of the business, AMV seed significant potential to expand its operations over the next 3-5 years as distribution of mobile internet advertising inventory becomes the dominant advertising mode for direct-to-consumer mobile products and services.  Based on industry predictions, it is widely accepted that the mobile based search business will exceed traditional web based search (i.e., Google, Yahoo, etc.) within the next ten years.

Further regulation by market regulators, government agencies and mobile network operators that seek to restrict current marketing or billing practices (i.e., rules governing subscription-based services) will result in an ongoing challenge faced by all companies in the direct-to-consumer mobile sector.

We believe that the principal competitive advantages we have in the direct-to-consumer market is our strength in the management of mobile internet and web-based advertising distribution across multiple regions, building mobile operator billing connectivity across all active markets, maintaining close regulatory and carrier relationships, nurturing the mobile consumer and providing a wide array of niche and targeted content with effective CRM to optimize ongoing revenues. We are committed to remain at the forefront of new technologies and services available for wireless device users, and making an investment in future business models to ensure AMV continues to adapt and grow.

Trademarks, Tradenames and Copyrights

AMV has established common law trademarks in Bling, MobiGains and MobileGains.

ITEM 1A. RISK FACTORS

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Media, Inc. (“Mandalay”) through its operating and wholly-owned subsidiaries, Twistbox Entertainment, Inc. (“Twistbox”) and AMV Holding Limited, a United Kingdom private limited company (“AMV”).

Risks Related to Our Business

The Company has a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	changes in prominence of deck placement for our leading products and those of our competitors;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	general economic, political and market conditions and trends;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

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

Our primary competitors for the on-deck distribution channels include Arvato, Minick, Jamba, Buongiorno, Mobile Streams, Glu Mobile, Player X and Gameloft, and for end-users via our direct-to-consumer off-deck distribution channels they include Red Circle (recently acquired by Zamano plc), Playphone, Inc, Mobile Messenger Pty Ltd, Jamba (a subsidiary of News Corp), Zero9 S.p.A. and Flycell Inc.  In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks.

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

We have both exclusive and non-exclusive licenses and both licenses that are global and licenses that are limited to specific geographies. Our licenses generally have terms that range from two to five years. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our current products or services, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license which would harm our business, operating results and financial condition.

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

We currently rely on wireless carriers to market and distributes some of our products and services and thus to generate some of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

The future success of our “on-deck” business is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial portion of our revenues through distribution relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

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

Our business depends on developing and publishing new products and services that wireless carriers distribute and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, are not marketed effectively through our direct-to-consumer operations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively and initially adopted, a subsequent shift in our carriers, the entertainment preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings could materially reduce our revenues and harm our business, operating results and financial condition.

Inferior on-deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

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

We currently rely on the current state of the law in certain territories where we operate our “off-deck” direct-to-consumer business and any adverse change in such laws may significantly adversely impact our revenues and thus our operating results and financial condition.

Decisions that regulators or governing bodies make with regard to the provision and marketing of mobile content and/or billing can have significant impact on the revenues generate in that market. Although most of AMV's markets are mature with regulation clearly defined and implemented, there remains the potential for regulatory changes that would have adverse consequences on the business and subsequently AMV’s revenue.  For example, in Australia, the introduction of a strict double-opt-in process for consumers purchasing mobile content is expected to flatten the domestic mobile content market by 70%. Notwithstanding similar regulation in both of AMV's largest markets, the UK and South Africa, to date there has been relatively little adverse impact on the business.

If we are unsuccessful in expanding the distribution of our “off-deck” direct-to-consumer products and services, our potential revenues could be limited and our operating results and financial condition could be harmed.

As mature markets tend to flatten, they can deliver more challenging levels of margin growth. This is especially the case where regulation is introduced (despite the fact that the sector is still young). To compensate for such trends, AMV will continue to make its products and services available in new geographic markets and target launches in markets that it believes are best suited for its direct-to-consumer business.

We currently rely on third-party billing aggregators to provide end-users with access to some of our products and services through premium short message system (Premium SMS) technologies. The loss of, or a change in, any of these significant third-party relationships or the use of Premium SMS technologies could reduce the number of transactions initiated by these end-users and thus materially reduce our revenues.

AMV’s business is dependent upon billing aggregators that use premium short message system (Premium SMS) technologies to deliver and bill for AMV’s products and services. If AMV were to lose one or more of these relationships, or if there is a material change or limitation in the use of Premium SMS technologies, AMV would experience a significant reduction in the number of transactions initiated by end-users and thus material reduction in our revenues.

We rely on our current understanding of regional regulatory requirements pertaining to the marketing, advertising and promotion of our “off-deck” direct- to-consumer products and services and any adverse change in such regulations, or a finding that we did not properly understand such regulations, may significantly impact our ability to market, advertise and promote our products and services thereby adversely impact our revenues and thus our operating results and financial condition.

AMV’s business relies extensively on marketing, advertising and promoting its products and services requiring it to have an understanding of the local laws and regulations governing its business.  In the event that AMV has relied on inaccurate information or advice, and engages in marketing, advertising or promotional activities that are not permitted, AMV may be subject to penalties, restricted from engaging in further activities or altogether prohibited from offering its products and services in a particular territory, all or any of which will adversely impact our revenues and thus our operating results and financial condition.

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

Some or all of these issues may result from our acquisition of the Germany based mobile games development and publishing company Charismatix Ltd & Co KG (now known as Twistbox Games Ltd & Co KG) in May 2006 and the U.S. based mobile games studio from Infospace, Inc. in January 2007. If the anticipated benefits of these or future acquisitions do not materialize, we experience difficulties integrating Twistbox Games, the games studio or businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

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

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not obtained patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and software. Monitoring unauthorized use of our technology and software is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and software, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

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

As a result of a majority of our revenues from on-deck distribution channels currently being derived from a limited number of wireless carriers, if any one of these carriers were unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

If any of our primary carriers is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues attributable to on-deck distribution could decline significantly and our financial condition will be harmed.

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

Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content and services available in certain jurisdictions.

Our business is regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. The governments of some countries have sought to regulate the methods and manner in which certain of our products and services may be marketed to potential end-users.  Regulation aimed at prohibiting, limiting or restricting various forms of advertising and promotion we use to market our products and services could also increase our cost of operations or preclude the ability to offer our products and services altogether. As a result, government regulation of our marketing efforts could have a material adverse effect on our business, financial condition or results of operations.

Negative publicity, lawsuits or boycotts by opponents of content with mature themes could adversely affect our operating performance and discourage investors from investing in our publicly traded securities.

We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of adult-oriented entertainment. These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult-oriented entertainment. To the extent our content with mature themes is viewed as adult-oriented entertainment, the costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. To date, we have not been a target of any of these advocacy groups. As a provider of content with mature themes, we cannot assure you that we may not become a target in the future.

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

Mobile publishers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the downloading of such offerings. In certain circumstances, mobile publishers may also rely on their own servers to deliver products on demand to end users through their carriers’ networks. In addition, certain products require access over the mobile internet to our servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

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

A growing number of handset models currently available allow wireless subscribers to browse the internet and, in some cases, download applications from sources other than through a carrier’s on-deck portal. In addition, the development of other application delivery mechanisms such as premium-SMS may enable subscribers to download applications without having to access a carrier’s on-deck portal. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass the carriers’ on-deck portal and could reduce the market power of carriers. This could force us to rely further on alternative sales channels and could require us to increase our sales and marketing expenses significantly. Relying on placement of our products and services in the menus of off-deck distributors may result in lower revenues than might otherwise be anticipated. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels. This could harm our business, operating results and financial condition

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

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

Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol MNDL.OB. There is currently no broadly followed, established trading market for our common stock. While we are hopeful that we will command the interest of a greater number of investors, an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 71.5% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending March 31, 2010. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may place undue strain on our personnel, systems and resources.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

The Sarbanes-Oxley Act makes it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future  to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, and officers will be significantly curtailed.

ITEM 2. PROPERTIES

The principal offices of Mandalay are the offices of Trinad Capital, L.P., located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. In March 2007, we entered into a month-to-month lease for such office space with Trinad Management, LLC (“Trinad Management”) for rent in the amount of $8,500 per month.

The principal offices of our subsidiary Twistbox are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, The WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. The term of the lease expires on July 15, 2010. Twistbox also leases property in Dortmund, Germany and Poland, where it has branch operations.

The principal offices of our subsidiary AMV are headquartered at 65 High Street, Marlow Bucks, SL7 1AB, United Kingdom. On December 26, 2008, AMV entered into a lease for these premises with Palmers House at a base annual rent of £18,000. The term of the lease expires on July 31, 2012; however, AMV may terminate the lease on December 25, 2009 upon payment of £2,700.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

Twistbox’s wholly owned subsidiary WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint in California Superior Court, LA Superior Court seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT's response is due by August 31, 2009. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 10, 2009, the closing price of our common stock was $0.55.

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

	High	Low

Year Ended March 31, 2009
First quarter	$6.00	$2.00
Second quarter	$2.90	$1.50
Third quarter	$2.39	$0.60
Fourth quarter	$1.75	$0.51

Three Months Ended March 31, 2008*
First quarter	$6.50	$2.40

Year Ended December 31, 2007
First quarter	$2.50	$1.75
Second quarter	$3.00	$1.90
Third quarter	$4.00	$2.25
Fourth quarter	$4.50	$2.30

*     We changed our fiscal year end to March 31, effective March 31, 2008.

    There has never been a public trading market for any of our securities other than our common stock.

Holders

As of July 14, 2009, there were 528 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,960,000	$2.52	40,000

Equity compensation plans not approved by security holders	0	0	0

Total	6,960,000	$2.52	40,000

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009- January 31, 2009	-	-	-	-
February 1, 2009- February 28, 2009	-	-	-	-
March 1, 2009- March 31, 2009	62,011(1)	$0.88	-	-

(1) These shares were repurchased by the Company in satisfaction of tax liability pursuant to Rule 16b-3 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” beginning on page 8 and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

As part of the Merger, Mandalay agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both warrants expire on July 30, 2011. The terms of the warrants were subsequently modified on October 23, 2008, as set forth below. We also entered into a Guaranty with ValueAct whereby Mandalay agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay is required to maintain a cash balance of not less than $4,000,000 at all times. These covenants were subsequently amended as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, Mandalay consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

The AMV Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event Mandalay completes an equity financing which results in gross proceeds of over $6,000,000, Mandalay will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000,000. In addition, if within nine months of the issuance date of the AMV  Note, Mandalay completes a financing that results in gross proceeds of over $15,000,000, then Mandalay shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the AMV Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

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

Overview

From February 12, 2008 to October 23, 2008, our operations were those of our wholly-owned subsidiary, Twistbox. Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

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

Beginning October 23, 2008, our operations included those of our wholly-owned subsidiary, AMV Holding Limited (“AMV”).  AMV is a mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services including Bling, Phonebar and GameZone through a unique Customer Relationship Management (CRM) platform that drives revenue through mobile internet, print and television advertising.

AMV’s direct-to-consumer “off-deck” distribution channels allow us to market AMV’s products and services directly to end-users using a suite a premium short message service (Premium SMS) codes.  The use of Premium SMS codes allows end-users to pay for AMV products and services directly from their mobile phone bills via a third party billing aggregator versus through the wireless carrier’s billing infrastructure with which the end-user has his/her mobile service.  Through this channel, AMV is not reliant upon the wireless carrier’s “on-deck” portal for discovery and billing thereby giving AMV greater flexibility to reach the end-user.  AMV’s strategy is to expand its international distribution footprint using a defined set of criteria: identifying territories that provide ease of access to market; established mobile billing capabilities; a receptive market and audience to mobile content; and the potential to establish long-term, profitable market share.  AMV currently markets it products and services in the following territories: the United Kingdom, Ireland, Australia, South Africa, The Netherlands, Finland, Sweden, Austria, Switzerland and the Czech Republic.  Launched in 2004, it is headquartered in the United Kingdom.  In 2007, it was recognized as the United Kingdom’s fourth fastest growing technology company by the Micosoft Tech Track 100.  AMV is comprised of three primary lines of business: (i) mobile content services, such as wallpapers, animations, video, games and ringtones; (ii) mobile interactive and community services such as text dating and adult oriented text chatting; and (iii) voice interactive services such as virtual chat, live infotainment services (e.g., horoscopes and psychic readings) and adult oriented voice services.

AMV develops its own consumer brands by extensively marketing its products and services through a variety of media including traditional print, television, internet and mobile internet advertising.   It is also expanding its internet advertising activities through web affiliates, search and targeted landing pages.  AMV also has established partnerships will several web application protocol (WAP) advertising affiliates.  As carriers begin to open their portals for advertising distribution, WAP advertising is becoming a significant distribution channel for AMV advertising.  AMV is well positioned to take advantage of the internet advertising inventory through the use of mobile search and its WAP affiliate relationships.  AMV has established such relationships with Google, Yahoo, Admob, Admoda, 4th Screen, AdInfuse, and many others.  Google has recently confirmed that AMV is one of its 10 largest mobile internet advertisers – globally.

All AMV advertising is produced in-house using a team of highly skilled creative graphic designers.  AMV is one of the largest print advertisers in the United Kingdom and South Africa, and is considered a significant advertiser in several other markets.  AMV has historically spent a significant amount of its working capital on advertising and intends to continue do so in the foreseeable future.

AMV offers a complete suite of mobile entertainment products and services.  In addition to its three primary lines of business, AMV has significant experience in WAP site management — from content sourcing through design, marketing and distribution.  AMV maintains a mobile internet portal of over 200 different sites which are refreshed regularly and AMV is one of the largest direct-to-consumer marketers of Java-based games through its Game Zone and Games Demon brands.  AMV has secured a catalog of more than 2000 Java-based games.   AMV’s end-users are the highly-mobile, digitally-aware 18 to 35 year old demographic. This group is a major consumer of digital entertainment services and commands significant amounts of disposable income.

RESULTS OF OPERATIONS

	Year ended	3 months ended	12 months ended	Year ended
	March 31,	March 31,	March 31,	December 31,
	2009	2008	2008	2007
			(unaudited)

Revenues	$31,256	$3,208	$3,208	$-
Cost of revenues	11,150	(153)	(153)	-

Gross profit	20,106	3,361	3,361	-
SG&A	26,555	3,304	5,561	2,521
Amortization of intangible assets	628	72	72	-
Restructuring charges	-	-	-	-
Impairment of goodwill	31,784	-	-	-

Operating income (loss)	(38,861)	(15)	(2,272)	(2,521)
Interest expense, net	(2,161)	(213)	104	317
Other expenses	(542)	(54)	(54)	-

(Loss) before income taxes	(41,564)	(282)	(2,222)	(2,204)
Income taxes (benefit)	111	(16)	(16)	-

(Loss) from continuing operations	(41,453)	(298)	(2,238)	(2,204)
(Loss) from discontinued operations, net of taxes	(147)	-	-	-

Net (loss)	$(41,600)	$(298)	$(2,238)	$(2,204)

Basic and Diluted net loss per common share:
Continuing operations	$(1.14)	$(0.01)	$(0.10)	$(0.12)
Discontinued opeations	$(0.00)	$-	$-	$-
Net loss	$(1.15)	$(0.01)	$(0.10)	$(0.12)
Basic and Diluted weighted average shares outstanding	36,264	21,628	21,628	18,997

Comparison of the Year Ended March 31, 2009 and the Year Ended March 31, 2008

Revenues

	Year Ended March 31,
	2009	2008
		(unaudited)
	(In thousands)

Revenues by type:

Games	$5,736	$598
Other content	25,520	2,610

Total	31,256	3,208

Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of  products delivered in the form of WAP, Video, Wallpaper and Mobile TV.  Revenues in fiscal 2008 includes the revenues of Twistbox subsequent to the Merger, while revenues in fiscal 2009 include the full year of Twistbox and  the six month period for AMV subsequent to the AMV Acquisition.

Cost of Revenues

	Year Ended March 31,
	2009	2008
		(unaudited)
	(In thousands)

Cost of Revenues:

License Fees	$7,387	$1,539
Impairment of guarantees	-	(1,745)
Other direct cost of revenues	3,763	53

Total Cost of Revenues	$11,150	$(153)

Revenues	$31,256	$3,208

Gross Margin	64.3%	N/A

License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. Cost of Revenues in fiscal 2008 includes the revenues of Twistbox subsequent to the Merger, while cost of revenues in fiscal 2009 includes the full year of Twistbox and the six month period for AMV subsequent to the AMV Acquisition. The impairment of guarantees in fiscal 2008 represents an adjustment to the impairment charge in the previous year, as the result of re-negotiation of a significant content provider contract.

Operating Expenses

	Year Ended March 31,
	2009	2008
		(unaudited)
	(In thousands)

Product Development Expenses	$6,981	$946

Sales and Marketing Expenses	9,236	891

General and Administrative Expenses	10,338	3,724

Amortization of Intangible Assets	628	72

Impairment of goodwill and intangible assets	31,784	-

Operating expenses in fiscal 2008 includes the full year of general and administrative expenses for Mandalay, and expenses for Twistbox subsequent to the February 2008 Merger; while operating expenses in fiscal 2009 includes the full year of Mandalay and Twistbox and the six month period for AMV subsequent to the AMV Acquisition.

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns – advertising has increased significantly with the AMV Acquisition in October 2008 due to the “direct to consumer” nature of that business, with a significant element of direct marketing required to stimulate revenues.   The fiscal 2008 general and administrative expenses represent primarily personnel, professional and consulting costs incurred by Mandalay including stock based compensation, while the fiscal 2009 include the full year of such expenses for Twistbox and the six month period for AMV subsequent to the AMV Acquisition, including management and support personnel costs in both companies and related expenses.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisitions of Twistbox and AMV. The consideration in the Twistbox acquisitions was entirely stock-based, while the AMV Acquisition was substantially stock-based, and both acquisitions generated significant goodwill since they were not capital intensive companies.  Subsequent to the acquisitions, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company performed its annual impairment review for goodwill and intangible assets in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $27,844 to write down goodwill and $3,940 to write down intangibles assets. The intangible asset impaired was the valuation associated with the Twistbox trademark/tradename.

Other Expenses

	Year Ended March 31,
	2009	2008
		(unaudited)
	(In thousands)

Interest and other income/(expense)	$(2,703)	$50

Loss from discontinued operations, net of taxes	$(147)	$-

Interest and other expense in fiscal 2009 consists primarily of net interest expense of $2 million related to the ValueAct Note, and $471,000 of foreign exchange loss mainly due to adverse fluctuations during the year in the value of the Euro and the British pound against the US dollar. In fiscal 2008, interest and other income represents interest income on cash invested by Mandalay.

Comparison of the Year Ended March 31, 2008 and the Year Ended December 31, 2007

Revenues

	Year Ended	Year Ended
	March 31,	December 31,
	2008	2007
	(unaudited)
	(In thousands)

Revenues by type:

Games	$598	$-
Other content	2,610	-

Total	$3,208	-

The Company had no operating activities that generated revenue prior to the Merger, and therefore in the year ended December 31, 2007 revenue was zero. Revenues in the year ended March 31, 2008 relate to the revenues of Twistbox subsequent to the Merger. Games revenue includes both licensed and internally developed games for use on mobile phones. Other content includes a broad range of product delivered in the form of WAP, Video, Wallpaper and Mobile TV.

	Year Ended March 31,	Year Ended December 31,
	2008	2007
	(unaudited)
	(In thousands)

Cost of Revenues:

License Fees	$1,539	$-
Impairment of guarantees	(1,745)	-
Other direct cost of revenues	53	-

Total Cost of Revenues	$(153)	$-

Revenues	3,208	$-

Gross Margin	N/A	N/A

The Company had no operating activities that generated revenue , and therefore cost of revenues, prior to the Merger, and therefore in the year ended December 31, 2007 cost of revenue was zero. Cost of revenues in the year ended March 31, 2008 relate to the revenues of Twistbox subsequent to the Merger. License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The impairment of guarantees in fiscal 2008 represents an adjustment to the impairment charge in the previous year, as the result of re-negotiation of a significant content provider contract.

Operating Expenses

	Year Ended March 31,	Year Ended December 31,
	2008	2007
	(unaudited)
	(In thousands)

Product Development Expenses	$946	$-

Sales and Marketing Expenses	891	-

General and Administrative Expenses	3,724	2,521

Amortization of Intangible Assets	72	-

Operating expenses in the year ended December 31, 2007 consist solely of the general and administrative expenses incurred by Mandalay prior to the acquisition of operating subsidiaries. Fiscal 2008 includes the full year of general and administrative expenses for Mandalay, and expenses for Twistbox subsequent to the Merger.

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Sales and Marketing Expenses represent the costs of sales and marketing personnel – in the case of Twistbox this is primarily directed towards “selling in” product to the large mobile phone carriers.  In the year ended December 31, 2007general and administrative expenses represent primarily personnel, professional and consulting costs incurred by Mandalay including stock based compensation, while the fiscal 2008 expense includes Twistbox for the period subsequent to the Merger, including management and support personnel costs and related expenses.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Merger and attributed to operating expenses.

Other Expenses

	Year Ended March 31,	Year Ended December 31,
	2008	2007
	(unaudited)
	(In thousands)

Interest and other income/(expense)	$50	$317

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note, and foreign exchange transaction gains and losses.

Liquidity and Capital Resources

	Year Ended	3 Months	Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2007
		(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(219)	(103)	-
Cash flows used in operating activities	(5,360)	(2,482)	(819)
Cash flows (used in)/ provided by investing activities	(3,773)	6,152	(141)
Cash flows (used in)/ provided by financing activities	4,300	-	2,473

Cash flows in the periods presented were impacted by ongoing operating losses and the acquisition of the two subsidiaries.
Twistbox has incurred losses and negative cash flows since inception. The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

Operating Activities

In the year ended December 31, 2007, operating expenses consisted solely of employee compensation and other general and administrative expenses. In the three months ended March 31, 2008, we used $2.5 million of net cash in operating expenses. This primarily related to the net loss of $0.3 million, decreases in accrued license fees and other liabilities of  $2.0 million and $0.1 million respectively, increases in accounts receivable of $1.4 million, partially offset by an increase in accounts payable of $0.4 million and non cash stock based compensation and depreciation and amortization included in the net loss of  $0.3 million and $0.3 million respectively, and increases in other liabilities.

In the year ended March 31, 2009,  we used $5.4 million of net cash in operating activities. This primarily related to the net loss of $41.4 million, and decreases in accounts payable and other liabilities amounting to $4.6 million, an increase in prepaid expenses of $0.3 million, offset by the non cash impairment of goodwill of $31.8 million, non cash stock based compensation and depreciation and amortization included in the net loss of $3.1 million and $1.5 million respectively, as well as a decrease in accounts receivable of $4.5 million.

Investing Activities

In the year ended December 31, 2007, $141,000 was used in transaction costs leading up to the Merger. The Merger occurred in the three months ended March 31, 2008 and a net $6.2 million was provided through cash in the acquired subsidiary. In the year ended March 31, 2009 a net $3.8 million was used in investing activities - $6.9 million in cash consideration and transaction costs related to the AMV Acquisition, $0.2 in equipment purchases, offset by $3.4 million of cash in the acquired subsidiary.

Financing Activities

Proceeds from issuing common stock represented $2.5 million in the year ended December 31, 2007 and $4.3 million in the year ended March 31, 2009.

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

As of March 31, 2009, the Company had approximately $5.9 million of cash, and the Company is seeking to restructure its debt, in particular debt which becomes payable within 12 months.  The Company’s cash requirements will be dependent on that restructuring, as well as actions taken to improve cashflow. As a result, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the ValueAct Note, payable at the end of the term, in January 2010. As described above, the ValueAct Note was amended during fiscal 2009 such that the Company may elect to add interest to the principal, with the full amount payable at the end of the term. The Company’s operating lease obligations include noncancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2010. Twistbox has entered into license agreements with various owners of brands and other intellectual property so that we could develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales.

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

On September 14, 2006, we sold 2,800,000 units; on October 12, 2006, we sold 3,400,000 units; and on December 26, 2006, we sold 530,000 units. Each unit sold, at a price per unit of $1.00, consisted of one share of our common stock and one warrant to purchase one share of our common stock. We realized net proceeds of $6,057,000 after the costs of the offering. The warrants have an exercise price of $2.00 per share and expire as follows: 2,800,000 warrants expire in September 2008, 3,400,000 warrants expire in October 2008, and 530,000 warrants expired in December 2008.

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

In September, October and December 2007, warrants to purchase 625,000 shares of common stock were exercised in a cashless exchange for 239,000 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On November 7, 2007, we entered into non-qualified stock option agreements with certain of our directors and officers pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended (the “Plan”), whereby we issued options to purchase an aggregate of 1,500,000 shares of our common stock. The directors and officers included James Lefkowitz, President of the Company, Robert Zangrillo, a former director of the Company, and Bruce Stein, a former director of the Company and our former Chief Executive Officer as of March 7, 2008, each of whom was granted an option to purchase 500,000 shares in connection with services provided to the Company. The options have a ten-year term and are exercisable at a price of $2.65 per share. On November 14, 2007, we entered into a non-qualified stock option agreement with Richard Spitz, a director of the Company, whereby we issued an option to purchase 100,000 shares of its common stock.  The options granted to Mr. Spitz have a ten-year term and are exercisable at a price of $2.50 per share. The options for Messrs. Zangrillo, Stein and Spitz become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary thereafter and the remaining one-third on the second anniversary thereafter. The options for Mr. Lefkowitz also become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on June 28, 2008 and the remainder vesting on June 28, 2009. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

In addition, also in connection with the Merger, on February 12, 2008, we entered into non-qualified stock option agreements with certain of our directors and officers under the Plan whereby we issued options to purchase an aggregate of 1,700,000 shares of our common stock to Ian Aaron, Chief Executive Officer of Twistbox and a director of the Company, Russell Burke, Chief Financial Officer of Twistbox and the Company, David Mandell, Executive Vice-President, General Counsel and Corporate Secretary of Twistbox and Patrick Dodd, Senior Vice of Worldwide Sales and Marketing of Twistbox, each of whom received an option to purchase 600,000 shares, 350,000 shares, 450,000 shares and 300,000 shares, respectively, of our common stock. The options have a ten-year term and are exercisable at a price of $4.75 per share. The options become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary of the date of grant, and the remaining one-third on the second anniversary of the date of grant. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

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

On April 9, 2008 a former director of the Company exercised warrants to purchase 50,000 shares of common stock in a cashless exchange for 25,000 shares of the Company’s common stock.

In April and June 2008, warrants to purchase 350,000 shares of common stock were exercised in a cashless exchange for 217,000 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On June 18, 2008, the Company granted non-qualified stock options to purchase 1,500,000 shares of common stock of the Company to four directors under the Plan. The options have a ten year term and are exercisable at a price of $2.75 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third vesting on the second anniversary of the date of grant.

On September 29, 2008, the Company granted non-qualified stock options to purchase 350,000 shares of common stock of the Company to two directors under the Plan. The options have a ten year term and are exercisable at a price of $2.40 per share, with one-third of the options granted vesting immediately upon grant, one-third vesting on the first anniversary of the date of grant and the remaining one-third vesting on the second anniversary of the date of grant.

As described above, pursuant to the AMV Acquisition, on October 23, 2008, we entered into a Securities Purchase Agreement with certain investors identified therein, pursuant to which Mandalay agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to the Company of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to Mandalay on or about November 8, 2008.

Also as described above, in connection with the AMV Acquisition, on October 23, 2008, Mandalay and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

In October 2008, warrants to purchase 2,300,000 shares of common stock were exercised in a cashless exchange for 286,000 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On March 16, 2009, certain executive officers of Mandalay, including, among others, Mr. Lefkowitz, Mr. Burke and Mr. Aaronand other senior employees (the "Executives") agreed to reduce their salaries for a period of one year, with the exception of Mr. Aaron who agreed to reduce his salary from August 8, 2008 through February 12, 2010, in exchange for the issuance of shares (the “Shares”) of the Company's common stock. The Board of Directors approved the issuance of the Shares pursuant to the Plan at a purchase price of $0.0001 per share in connection with such salary reductions. The Board of Directors authorized the issuance of an aggregate of 938,697 Shares as of the date each such Executive agrees to the salary reduction (the “Grant Date”). In connection therewith, on March 16, 2009, the Board of Directors granted Mr. Lefkowitz 37,500 Shares, Mr. Burke 48,000 Shares and Mr. Aaron 504,218 Shares. The Shares granted to Mr. Lefkowitz and Mr. Burke and 350,360 of the Shares granted to Mr. Aaron are subject to forfeiture to the Company if such Executive terminates his position with the Company prior to one year from the Grant Date, and such Shares become fully vested one year from the Grant Date or upon the occurrence of a change-in-control of the Company. The remainder of Mr. Aaron's shares were fully vested on the Grant Date. All such Shares granted to the Executives may not be sold or transferred for a period of one year from the Grant Date.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox and AMV. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s games to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each game. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s games through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

AMV operates a direct-to-consumer marketing model for distribution of its mobile content portfolio, ranging from Java Games to Videos. AMV’s revenue model relies on its efficient and effective management of marketing distribution channels such as print advertising, mobile internet advertising (i.e., WAP affiliates, Google Mobile, Yahoo, etc.), web advertising and traditional television advertising.  It also utilizes its proprietary CRM platform for sending promotions to its existing customer database. AMV relies on the margin it generates from this marketing activity for the majority of its revenues. Revenues are also derived from on-going billing relationships with consumers, primarily via content subscription services.  In its interactive division, revenues are derived from consumers’ usage of mobile chat, flirt and dating services, through mobile-based billing aggregators.  Revenues are generated from billing of consumers through mobile network charging, which is typically via the use of Premium SMS, or WAP-based billing (e.g., Pay-For-It).

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

AMV’s cost of revenues consist of  license fees paid to content owners for use of their intellectual property, and the costs of distributing content via the mobile networks, which may be significant.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. In the case of Play for Prizes games, this is further impacted by its suitability to “tournament” play and the prizes available. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and QA, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

General and Administrative.  Our general and administrative expenses historically, and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our international operations and, in the near term, additional accounting costs related to our operation as a public company.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. We are currently assessing the impact that SFAS No. 159 will have on our financial statements.

            In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The impact of the adoption of FSP FAS 142-3 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

Other recently issued accounting pronouncements are not expected to have a significant impact on the company’s results of operations or financial position.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of March 31, 2009, our two largest customers represented approximately 19% and 13% of our gross accounts receivable outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made apart hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 excluded AMV, which was acquired by the Company in October 2008. AMV is a wholly-owned subsidiary of the Company whose total assets represented less than 30% of the consolidated total and net revenues represented less than 40% of consolidated net revenues, respectively, of the Company as of and for the year ended March 31, 2009. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the SEC.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2009 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of March 31, 2009.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers as of July 13, 2009:

Name	Age	Position(s)
James Lefkowitz	50	President
Russell Burke	49	Chief Financial Officer, and Senior Vice President and Chief Financial Officer of Twistbox
Ian Aaron	49	President and Chief Executive Officer of Twistbox, Director
David Mandell	48	Executive Vice President, General Counsel and Corporate Secretary of Twistbox
Adi McAbian	35	Director
Peter Guber	67	Co-Chairman
Robert S. Ellin	44	Co-Chairman
Barry I. Regenstein	52	Director
Paul Schaeffer	61	Director
Jay Wolf	36	Director
Richard Spitz	48	Director

Biographical information for our directors and executive officers are as follows:

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

Russell Burke.   Mr. Burke has served as our Chief Financial Officer since May 21, 2009 and Senior Vice President and Chief Financial Officer of Twistbox since December 2006 and is responsible for all aspects of Twistbox’s financial infrastructure including reporting and financial systems and information systems. He also has responsibility for strategic planning and for managing investor relationships. Mr. Burke was previously the Managing Director for Australia and New Zealand for Weight Watchers International, Inc, a publicly traded company. He had full responsibility for the company’s operations across those territories, and was a member of the company’s global executive committee. Prior to this, Mr. Burke served as the Senior Vice-President and Chief Financial Officer of Pressplay, a joint venture of Sony Music and Universal Music. He joined Pressplay at the start up stage and was part of a small management team which forged a viable business in the digital music arena. He was responsible for developing all financial systems and oversaw the creation of management and external reporting; as well as international business development. Additionally, he was involved in the acquisition of Pressplay by Roxio, Inc. and the subsequent re-branding and re-launching of the service as Napster. Before joining Pressplay, Mr. Burke held a number of senior financial positions at Sony Music International in Sydney (Australia), New York and London. Mr. Burke began his career with Price Waterhouse (now PricewaterhouseCoopers) in Australia, where over a period of 13 years he worked with a broad range of clients in the Los Angeles, Sydney and Newcastle (Australia) offices of Price Waterhouse, advising on business and compliance matters. Mr. Burke received a B. Comm. from the University of Newcastle (Australia).

Ian Aaron.  Mr. Aaron has been a member of our Board of Directors since February 2008 and has been the President and Chief Executive Officer of Twistbox since January 2006.   He is responsible for Twistbox’s general entertainment, games and late night business units. Mr. Aaron has over 20 years of experience in the fields of international CATV, telecom and mobile distribution and has served on the board of directors of a number of international media and technology-based companies. Prior to joining Twistbox, Mr. Aaron served as President of the TV Guide Television Group of Gemstar - TV Guide International, Inc., a NASDAQ publicly traded company that engages in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From August 2000 to May 2003, Mr. Aaron served as President, Chief Executive Officer and Director of TVN Entertainment, Inc., which is the largest privately held digital content aggregation, management, distribution and services company in the United States. From October 1994 to August 2000, Mr. Aaron worked in a number of capacities, including as President and Director, with SoftNet Systems, Inc., a broadband internet service provider that was traded publicly on NASDAQ. Mr. Aaron received a B.S. in electrical engineering and a B.S. in communications from the University of Illinois.

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

Adi McAbian.  Mr. McAbian has served on our Board of Directors since February 2008 and is a co-founder and has been Managing Director of Twistbox since May 2003 . As the Managing Director of Twistbox, Mr. McAbian is responsible for global sales and carrier relationships that span the globe. Mr. McAbian’s background includes experience as an entrepreneur and executive business leader with over 12 years experience as a business development and sales manager in the broadcast television industry. Mr. McAbian is experienced in entertainment and media rights management, licensing negotiation and production, and has previously secured deals with AOL/Time Warner, Discovery Channel, BMG, RAI, Disney, BBC and Universal among others. He has been responsible for facilitating strategic collaborations with over 60 mobile operators worldwide on content standards and minor protection legislation and he has been a frequent speaker, lecturing on adult mobile content business and management issues throughout Europe and the U.S., including conferences organized by iWireless World, Mobile Entertainment Forum, and Informa.

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

Robert S. Ellin.   Mr. Ellin has been a member of our Board of Directors and our Co-Chairman since February 2005. Mr. Ellin has twenty years of investment and turnaround experience. Mr. Ellin is a partner and co-founder of Trinad, an activist hedge fund focused on micro-cap public companies. Prior to founding Trinad, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin frequently played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc., Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin is Chief Executive Officer of Zoo Entertainment, Inc. and President of Noble Medical Technologies, Inc.  Mr. Ellin currently sits on the boards of Command Security Corporation, Lateral Media, Inc., Zoo Entertainment, Inc., Noble Medical Technologies, Inc. and New Motion, Inc. d/b/a Artrinsic, Inc. Mr. Ellin also serves on the Board of Governors at Cedars-Sinai Hospital. Mr. Ellin received his B.A. from Pace University.

Barry I. Regenstein.  Mr. Regenstein has served on our Board of Directors since February 2005. Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of ProLink Holdings Corporation, Lateral Media, Inc., Zoo Entertainment, Inc. and Command Security Corporation. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

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

Jay Wolf.  Mr. Wolf has served on our Board of Directors since February 2005.  Mr. Wolf is a partner and co-founder of Trinad. Mr. Wolf has a broad range of investment and operations experience that includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions and public equity investments. Prior to his work at Trinad, Mr. Wolf served as EVP of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf is the Secretary of Zoo Entertainment, Inc. and Lateral Media, Inc. and Chairman and Chief Executive Officer of Noble Medical Technologies, Inc.  Mr. Wolf currently sits on the boards of Noble Medical Technologies, Inc., Lateral Media, Inc., Zoo Entertainment, Inc. ProLink Holdings Corporation, Xcorporeal, Inc. and Northstar Systems, Inc. Mr. Wolf is also a member of the Board of Governors at Cedars-Sinai Hospital. Mr. Wolf received his B.A from Dalhousie University.

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

Audit Committee

As of July 14, 2009, the Board of Directors had not established an audit committee. We are exempt from the listing standards for audit committees under Rule 10A-3, Listing Standards Relating to Audit Committees, as promulgated under the Exchange Act. However, for certain purposes of the rules and regulations of the SEC, our Board of Directors is deemed to be our audit committee. Our Board of Directors has determined that Paul Schaeffer is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. We plan on establishing an audit committee that complies with the standards of Rule 10A-3 in the next 12 months.

Nominating Committee

The entire Board of Directors currently operates as our Nominating Committee.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2009, our transition period ended March 31, 2008 and our fiscal year ended December 31, 2007 for our principal executive officer and two most highly compensated executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Bruce Stein, Former Chief Executive Officer(through January 12, 2009)	Year ended March 31, 2009	277,083			690,388	22,187	989,658

	The Transition Period Ended March 31, 2008	68,974			158,821	7,418	235,213

	Year ended December 31, 2007	25,641			385,931	-	411,572

James Lefkowitz, President	Year ended March 31, 2009	245,313		3,842	257,287	21,626	528,069

	The Transition Period Ended March 31, 2008	62,500	-	-	64,322	3,391-	130,213-

	Year ended December 31, 2007	126,923	100,000		295,352	4,730	527,005

Ian Aaron, Chief Executive Officer of Twistbox	Year ended March 31, 2009	132,034		182,130	482,076	23,457	819,697

	The Transition Period Ended March 31, 2008	40,385	-	-	467,950	1,944	510,278

(1) This amount was calculated using the provisions of FAS 123R. For a description of FAS 123R and the assumptions used in determining the value of the options, see “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies - Stock Based Compensation”.

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

On March 16, 2009, Mr. Lefkowitz agreed to reduce his salary for a period of one year in exchange for 37,500 shares of common stock. The shares are subject to forfeiture in the event that Mr. Lefkowitz leaves the Company within one year from the date of grant and become fully vested one year from the date of grant or in the event of change of control of the Company.

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

On February 12, 2008, in connection with the closing of the Merger, Twistbox entered into the Second Amendment to Employment Agreement (the “Second Amendment”), an amendment to its existing letter employment agreement with Ian Aaron for his service as Chief Executive Officer of Twistbox, dated as of May 16, 2006, as amended by that certain Amendment to Employment Agreement dated December 30, 2007 and then in effect. Pursuant to such employment agreement, as amended by the Second Amendment (the “Employment Agreement”), Mr. Aaron shall serve in his role as CEO until February 12, 2011, such term to thereafter renew upon mutual agreement of Twistbox and Mr. Aaron (to be determined on or about August 12, 2010), unless earlier terminated pursuant to the Employment Agreement. Mr. Aaron’s Employment Agreement provides that his base salary shall be at the annual rate of $350,000 from February 12, 2008 through February 11, 2009, $367,500 from February 12, 2009 through February 11, 2010, and $385,875 from February 12, 2010 through February 12, 2011. He is eligible for an annual cash bonus of up to 50% of base salary based upon the achievement of performance goals set by Twistbox’s board of directors, a minimum of four weeks paid vacation, reimbursement of certain expenses, an automobile allowance of $1,000 per month, and life insurance equal to two times base salary. During the term of his employment and for 12 months thereafter, Mr. Aaron is prohibited from competing with the company directly or indirectly by participating in any business relating to Mobile Adult WAP, Adult MobileTV, Adult Off-Deck Services, Mobile AVS Systems or Mobile Adult Advertising Services, soliciting customers, or soliciting employees.

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

On March 16, 2009, Mr. Aaron agreed to reduce his salary from August 8, 2008 through February 12, 2010 in exchange for 504,218  shares of the Company’s common stock. 350,360 of the shares are subject to forfeiture in the event that Mr. Lefkowitz leaves the Company within one year from the date of grant and become fully vested one year from the date of grant or in the event of change of control of the Company.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT THE PERIOD ENDED MARCH 31, 2009

The following table presents information regarding outstanding options held by certain of our executive officers as of March 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Bruce Stein, Former Chief Executive Officer (1)	333,333	—	—	2.65	6/28/17
	33,333	—	—	4.65	1/2/08

James Lefkowitz, President (2)	333,333	166,667	—	2.65	11/7/17

Ian Aaron, Chief Executive Officer of Twistbox (3)	54,725	—	—	.35	1/17/16
	400,000	200,000	—	4.75	2/12/18
(1)
The Board of Directors granted Mr. Stein the options pursuant to the Plan on June 28, 2007 and January 2, 2008 in connection with his employment as President of the Company. The options have a 10 year term and are exercisable at a price of $2.65  and $4.65 per share, respectively. One-third of the options were immediately exercisable upon grant, an additional one-third became exercisable on the first anniversary of the grant date and the remaining one-third of the options become exercisable on the second anniversary of the grant date. At the time of his resignation on January 12, 2009 the remaining unvested options were cancelled.

(2)   The Board of Directors granted Mr. Lefkowitz the options pursuant to the Plan on November 7, 2007 in connection with his employment as President of the Company. The options have a 10 year term and are exercisable at a price of $2.65 per share. One-third of the options were immediately exercisable upon grant, an additional one-third became exercisable on June 28, 2008 and the remaining one-third of the options become exercisable on June 28, 2009.

(3)   Twistbox’s board of directors granted Mr. Aaron the options pursuant to the terms of the Twistbox 2006 Stock Incentive Plan on January 17, 2006 in connection with his employment as Chief Executive Officer of Twistbox. The options have a 10-year term and are exercisable at a price of $0.35 per share. Upon consummation of the Merger, all of the options held by Mr. Aaron, became immediately exercisable for 54,725 shares of Mandalay common stock. In connection with the Merger, the Board of Directors granted Mr. Aaron the options pursuant to the Plan on February 12, 2008 as partial compensation in connection with Mr. Aaron entering into an amendment to his employment agreement with Twistbox. One-third of the options were immediately exercisable upon grant, an additional one-third become exercisable on February 12, 2009 and the remaining options become exercisable on February 12, 2010.

DIRECTOR COMPENSATION

The following table presents information regarding outstanding compensation paid to our directors during the Transition Period.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Paul Schaeffer	$3,750	288,246	-	$291,996
Richard Spitz	$3,750	240,709	-	$244,459
Peter Guber	$-	480,411	-	$480,411
Robert Ellin	$-	480,411	-	$480,411
Barry Regenstein	$-	70,096	-	$70,096
Jay Wolf	$-	175,240	-	$175,240

(1)This amount was calculated using the provisions of FAS 123R. For a description of FAS 123R and the assumptions used in determining the value of the options, see “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies - Stock Based Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Annual  Report on Form 10-K, which is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 14, 2009, by (i) each of our current named executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. As of July 14, 2009, there were a total of 36,653,125 † shares of common stock outstanding.

	Number of Shares
Name and Address (1)	Beneficially Owned (2)	Percentage Owned(%)

Trinad Capital Master Fund, Ltd. (2)	10,267,223	21.3%

Robert S. Ellin (4)	10,433,890	21.7%

Jay A. Wolf (5)	10,350,556	21.5%

Lyrical Partners, L.P. (6)	1,500,000	3.1%

David E. Smith (7)	2,232,000	4.6%

Barry I. Regenstein (8)	83,333	*

Peter Guber (9)	6,080,791	12.6%

Paul Schaeffer (10)	600,000	1.2%

Jim Lefkowitz (11)	337,176	*

Richard Spitz (12)	133,333	*

Ian Aaron (13)	1,548,943	3.2%

Adi McAbian (14)	966,813	2.0%

Spark Capital, L.P. (15)	2,857,144	5.9%

ValueAct SmallCap Master Fund L.P. (16)	3,027,940	6.3%

All directors and executive officers as a group (12 individuals)	34,413,310	71.5%

* Less than one percent.

† The Company and its transfer agent have a 100,723 share discrepancy that it is in the process of investigating. In the event that the transfer agent's records are correct, we will adjust our numbers accordingly in future filings.

(1) Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Media, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of July 14, 2009, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of 9,986,329 shares of common stock and 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. ,and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management, assuming a conversion on a one-for-one basis of the Series A Convertible Preferred Stock,. The number of shares of common stock into which the Series A Convertible Preferred Stock is convertible is subject to adjustment for stock splits, stock dividends, reorganizations, the issuance of dividends, and other events specified in our certificate of incorporation. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. The address of Trinad Capital Master Fund, Ltd. is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(4) Consists of 9,986,329 shares of common stock and 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. and100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management; and 166,667 vested options held personally. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. Robert Ellin and Jay Wolf are the managing members of Trinad Management. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Ellin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5) Consists of 9,986,329 shares of common stock and 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management; and 83,333 vested options held personally. Trinad Management is an affiliate of, and provides investment management services to, Trinad Capital Master Fund. Robert Ellin and Jay Wolf are the managing members of Trinad Management. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,400,000 shares of common stock. Mr. Wolf disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6) Lyrical Multi-Manager Fund, LP beneficially owns 1,000,000 units  and Lyrical Multi-Manager Offshore Fund Ltd. beneficially owns 500,000 units of the company. Lyrical Partners, L.P., as the investment manager of Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd., has the sole power to vote and dispose of the 1,500,000 shares of common stock held collectively by Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd.  This information is based solely on a Schedule 13D filed by Jeffrey Keswin with the Commission on February 13, 2007, which reported ownership as of September 12, 2006. The address for Lyrical Multi-Manager Fund is 405 Park Avenue, 6th Floor, New York, New York 10022.

(7) David E. Smith beneficially owns  2,232,000 shares of common stock of the company. This information is based solely on a Schedule 13D filed by David E. Smith with the Commission on November 27, 2006, which reported ownership as of September 25, 2006. The address for Mr. Smith is 888 Linda Flora Drive, Los Angeles, California 90049.

(8) Consists of a warrant to purchase 50,000 shares of our common stock and 33,333 shares of common stock underlying options.

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

(11) Consists of 3,842 shares of common stock and 333,333 shares of common stock underlying options.

(12) Includes 133,333 shares of common stock underlying options.

(13) Includes 454,725 shares of common stock underlying options. The address for Mr. Aaron is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

(14) Includes 54,725 shares of common stock underlying options. The address for Mr. McAbian is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

(15) Consists of: (i) 2,779,986 shares of common stock held by Spark Capital, (ii) 49,357 shares of common stock held by Spark Founders Fund, and (iii) 27,801 shares of common stock held by Spark Member Fund. Messrs. Dagres, Politi, Miller, Sabet and Conway are the sole managing members of Spark Management, the sole general partner of each of Spark Capital, Spark Member Fund and Spark Founders Fund. Each of Spark Member Fund and Spark Founders Fund invests alongside Spark Capital in investments made by Spark Capital. This information is based solely on a Schedule 13G filed with the Commission on February 21, 2008 by Spark Capital, L.P. (“Spark Capital”), Spark Management Partners, LLC (“Spark Management”), Spark Member Fund, L.P. (“Spark Member Fund”), Spark Capital Founders’ Fund, L.P. (“Spark Founders Fund”), Todd Dagres, Santo Politi, Dennis A. Miller, Bijan R. Sabet and Paul J. Conaway. The address for Spark Capital is 137 Newbury Street, Boston, Massachusetts 02116.

(16) Represents 561,798 shares of common stock and 2,466,142 shares of common stock underlying currently exercisable warrants. The address for ValueAct SmallCap Master Fund, L.P. is c/o ValueAct Capital, 435 Pacific Avenue, 4th Floor, San Francisco, CA 94133.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay

On September 14, 2006, we entered into a management agreement (the “Management Agreement”) with Trinad Management, an affiliate of Trinad Capital Master Fund, which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad Management will provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. For the year ended March 31, 2009 the Company paid management fees under the agreement of $360,000;  for the three months ended March 31, 2008, the Company paid management fees under the agreement of $90,000; and for the year ended December 31, 2007 the Company paid management fees under the agreement of $360,000.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9,000  per month. Rent expense in connection with this lease was $104,000; $26,000 and $104,000 respectively for the year ended March 31, 2009; for the three months ended March 31, 2008; and for the year ended December 31, 2007.

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

Twistbox was party to an oral agreement with a person affiliated with Twistbox with respect to a lease of an apartment in London.  Amounts paid in connection with this lease was $48,000 ; $12,000 and $0 for the year ended March 31, 2009; for the three months ended March 31, 2008; and for the year ended December 31, 2007, respectively.

Loans

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

On October 23, 2008, in connection with the AMV Acquisition, Mandalay, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note in the amount of $16,500,000, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

Director Independence

Of the 8 members on our Board of Directors, the following directors are independent directors: Paul Schaeffer, Barry Regenstein and Richard Spitz. We determined these directors are independent based on the listing standards of the NYSE Alternext.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective May 28, 2008, the Board approved the engagement of Grobstein Horwath & Company LLP (“Grobstein”) as the Company’s new independent registered public accounting firm to provide audit services for the Company.  We have engaged Grobstein to audit our financial statements for the Transition Period Ended March 31, 2008. Raiche Ende Malter & Co. LLP conducted the reviews of our annual financial statements and other audit related services for the fiscal years ended December 31, 2007 and 2006. Effective May 28, 2008, the Board approved the engagement of Grobstein as the Company’s new independent registered public accounting firm to provide audit services for the Company.

Effective February 15, 2009, the Company's Board of Directors approved the engagement of Crowe Horwath LLP ("Crowe") as the Company's new independent certified registered public accounting firm due to the acquisition of certain assets of Grobstein, the Company's former independent certified public accounting firm. Grobstein resigned as the Company's independent certified public accounting firm simultaneous with the engagement of Crowe.

On June 2, 2009, the Company dismissed Crowe as the Company's independent registered public accounting firm. The decision to change accountants was approved by the Company's Board of Directors.  No reports issued by Crowe during the time that it served as the Company's principal accountant, from February 15, 2009 to June 2, 2009, contained an adverse opinion or disclaimer of opinion, nor were any reports issued by Crowe qualified or modified as to uncertainty, audit scope, or accounting principles. During the time that Crowe served as the Company's principal accountant, there were no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements during such periods. None of the events described in Item 304(a)(1)(iv) or (v) of Regulation S-K occurred during the period that Crowe served as the Company's principal accountant.

Effective June 2, 2009, the Company engaged Singer Lewak, LLP ("Singer") as the Company's new independent registered public accounting firm to provide audit services for the Company. During the period that Crowe served as the Company's principal accountant, the Company did not consult with Singer regarding the application of accounting principles to a specific transaction, or type of audit opinion that might be rendered on the Company's financial statements and no written or oral advice was provided by Singer that was a factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, and the Company did not consult with Singer on or regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Fees

Aggregate fees for professional services rendered to us by Singer, MacIntrye Hudson LLP,  Grobstein and Raiche Ende Malter & Co. LLP for the Year Ended March 31, 2009, the Transition Period ended March 31, 2008 and for the  Year ended December 31, 2007, respectively were:

	Year Ended March 31, 2009	Transition Period Ended March 31, 2008	Year Ended December 31, 2007

Audit fees	400,436	$23,749	$70,085

Audit related fees	3,695	4,078	-

Tax fees	8,840	-	-

All other fees	17,679	-	-

Total	$430,650	$27,827	$70,085

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

Our Board of Directors has pre-approved the retention of Singer for all audit and audit-related services during fiscal 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K.

(1)Financial Statements: The list of financial statements required by this item is set forth in Item 8.

(2)Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

(3)Exhibits: The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

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

4.10
Second Amendment, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated October 23, 2008, to the Senior Secured Note, issued by Twistbox to ValueAct, due January 30, 2010, and as amended on February 12, 2008.[9]

4.11	Allonge, dated October 23, 2008, to the Warrant dated February 12, 2008 issued to ValueAct. [9]

4.12	Allonge, dated October 23, 2008, to the Warrant dated February 12, 2008 issued to ValueAct. [9]

4.13	Form of Warrant issued to Investors, dated October 23, 2008. [9]

10.1	2007 Employee, Director and Consultant Stock Plan. [2]

10.1.1	Form of Non-Qualified Stock Option Agreement. [2]

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. [4]

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. [10]

10.4	Form of Restricted Stock Agreement.[11]

10.5	Twistbox 2006 Stock Incentive Plan. [4]

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. [4]

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. [14]

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009.[11]

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. [4]

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. [4]

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. [4]

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. [4]

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009.[11]

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. [4]

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. [4]

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. [4]

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. [4]

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. [4]

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. [4]

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. [4]

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A.[4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008.[15]
10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008.[9]

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. [9]

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. [9]

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008.[9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.[9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC.[5]

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. [16]

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission. [17]

16.2	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP.[18]

16.3	Letter from Grobstein Horwath & Company LLP, dated February 20, 2009.[19]

16.4	Letter regarding change in certifying accountant, dated June 4, 2009 from Crowe Horwath, LLP. [20]

31.1	Certification of James Lefkowitz, Principal Executive Officer. *

31.2	Certification of Russell Burke, Principal Financial Officer. *

32.1	Certification of James Lefkowitz, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Russell Burke, Principal Financial Officer pursuant to U.S.C. Section 1350. *

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

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 28, 2008.
(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.
(12) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.
(13) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007.
(14) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(15) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on October 15, 2008.
(16) Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.
(17) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 16, 2007.
(18) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 2, 2008.
(19) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on February 23, 2009.
(20) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Media, Inc.
Dated: July 14, 2009
	By:	/s/ James Lefkowitz
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	July 14, 2009
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	July 14, 2009
Peter Guber

/s/ James Lefkowitz	President	July 14, 2009
James Lefkowtiz	(Principal Executive Officer)

/s/ Russell Burke	Chief Financial Officer	July 14, 2009
Russell Burke	(Principal Financial Officer)

/s/ Jay A. Wolf	Director	July 14, 2009
Jay A. Wolf

	Director	July 14, 2009
Barry Regenstein

/s/ Paul Schaeffer	Director	July 14, 2009
Paul Schaeffer

/s/ Richard Spitz	Director	July 14, 2009
Richard Spitz

/s/ Ian Aaron	President and Chief Executive Officer of Twistbox, Director	July 14, 2009
Ian Aaron

	Director	July 14, 2009
Adi McAbian

Page(s)

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of March 31, 2009 and March 31, 2008	F-5

Consolidated Statements of Operations for the year ended March 31, 2009; the three months
ended March 31, 2008 and the year ended December 31, 2007	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for
the year ended March 31, 2009; the three months ended March 31, 2008; and
the year ended December 31, 2007	F-7

Consolidated Statements of Cash Flows for the year ended March 31, 2009;
the three months ended March 31, 2008; and the year ended December 31, 2007	F-8

Notes to Consolidated Financial Statements	F-9-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mandalay Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mandalay Media, Inc. and Subsidiaries collectively, (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009, and the results of its operations and its cash flows for the year ended March 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, certain factors give rise to substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, included in the Form 10-K annual report and, accordingly, we do not express an opinion thereon.

SingerLewak LLP

Los Angeles, California
July 14, 2009

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP

New York, New York
April 11, 2008

Mandalay Media Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$5,927	$10,936
Accounts receivable, net of allowances of $174 and $168 respectively	10,745	6,162
Prepaid expenses and other current assets	1,334	531
Total current assets	18,006	17,629

Property and equipment, net	1,230	1,037
Other long-term assets	-	301
Intangible assets, net	16,121	19,780
Goodwill	55,833	61,377
TOTAL ASSETS	$91,190	$100,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$9,557	$2,399
Accrued license fees	2,795	3,833
Accrued compensation	592	688
Current portion of long term debt	23,296	248
Other current liabilities	5,899	2,087
Total currrent liabilities	42,139	9,255

Accrued license fees, long term portion	-	1,337
Long term debt, net of current portion	-	16,483
Other long-term liabilities	27	-
Total liabilities	$42,166	27,075

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock
Series A Convertible Preferred Stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
39,653,125 issued and outstanding at March 31, 2009;
32,149,089 issued and outstanding at March 31, 2008;	4	3
Additional paid-in capital	93,918	76,154
Accumulated other comprehensive income/(loss)	(129)	61
Accumulated deficit	(44,869)	(3,269)
Total stockholders' equity	49,024	73,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,190	$100,124

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended	3 Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2007

Net Revenues	$31,256	$3,208	$-

Cost of revenues
License fees	7,387	1,539	-
Adjustment to impairment of guarantees	-	(1,745)	-
Other direct cost of revenues	3,763	53	-
Total cost of revenues	11,150	(153)	-
Gross profit	20,106	3,361	-

Operating expenses
Product development	6,981	946	-
Sales and marketing	9,236	891	-
General and administrative	10,338	1,467	2,521
Amortization of intangible assets	628	72	-
Impairment of goodwill and intangible assets	31,784	-	-
Total operating expenses	58,967	3,376	2,521

Loss from continuing operations	(38,861)	(15)	(2,521)

Interest and other income/(expense)
Interest income	141	97	317
Interest (expense)	(2,302)	(310)	-
Foreign exchange transaction gain (loss)	(471)	2	-
Other (expense)	(71)	(56)	-
Interest and other income/(expense)	(2,703)	(267)	317
Loss from continuing operations before income taxes	(41,564)	(282)	(2,204)
Income tax benefit / (provision)	111	(16)	-
Net loss from continuing operations net of taxes	(41,453)	(298)	(2,204)

Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	(147)	-	-

Net loss	$(41,600)	$(298)	$(2,204)

Comprehensive loss	$(41,790)	$(298)	$(2,204)

Basic and Diluted net loss per common share
Continuing operations	$(1.14)	$(0.01)	$(0.12)
Discontinued opeations	$(0.00)	$-	$(0.12)
Net loss	$(1.15)	$(0.01)	$(0.12)

Weighted average common shares outstanding, basic and diluted	36,264	21,628	18,997

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

Year Ended March 31, 2009; Three Months Ended March 31, 2008 and Year Ended December, 2007

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at December 31, 2006	16,730,000	$2	100,000	$100	$6,309	$-	$(767)	$5,644

Net Loss							(2,204)	(2,204)	(2,204)
Issuance of common stock
(net of offering costs of $27)	5,000,000	1			2,472			2,473
Cashless exercise of warrants	238,797	0			(0)			-	-
Deferred stock-based compensation					1,036			1,036

Comprehensive loss									$(2,204)

Balance at December 31, 2007	21,968,797	$3	100,000	$100	$9,817	$-	$(2,971)	$6,949

Net Loss							(298)	(298)	(298)
Issuance of common stock
in connection with the merger	10,180,292	0			48,356			48,356
Assumption of employee stock options
in connection with the merger					11,019			11,019
Issuance of new employee stock options
in connection with the merger					3,938			3,938
Issuance of warrants to lender
in connection with the merger					2,711			2,711
Foreign currency translation gain/(loss)						61		61	61
Deferred stock-based compensation					313			313

Comprehensive loss									$(237)

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(41,600)	(41,600)	(41,600)
Issuance of common stock
in satisfaction of payable	25,000	0			100			100
Issuance of common stock
on cashless exercise of warrants	241,688	0						0
Issuance of common stock
on cashless exercise of warrants	38,000	0						0
Issuance of common stock
related to acquisition	4,499,997	1			9,899			9,900
Adjustment in valuation of warrants
in connection with the acquisition					377			377
Issuance of common stock
in satisfaction of payable	45,000	0			79			79
Issuance of common stock
on cashless exercise of warrants	285,500	0						0
Issuance of common stock
net of issuance costs	1,685,394	0			4,354			4,354
Issuance of common stock
as part of compensation	683,457	0			155			155
Foreign currency translation gain/(loss)						(190)		(190)	(190)
Deferred stock-based compensation					2,800			2,800

Comprehensive loss									$(41,790)

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	3 Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(41,600)	$(298)	$(2,204)
Less: Loss from discontinued operations, net of taxes	(147)
Net loss from continuing operations, net of taxes	(41,453)	(298)	(2,204)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,518	253	-
Allowance for doubtful accounts	6	168	-
Stock-based compensation	2,955	313	1,036
Impairment of goodwill and intangibles	31,784
(Increase) / decrease in assets:
Accounts receivable	4,489	(1,364)	-
Prepaid expenses and other	(312)	(222)	-
Increase / (decrease) in liabilities:
Accounts payable	(3,280)	352	349
Accrued license fees	(1,039)	(2,043)	-
Accrued compensation	(96)	(128)	-
Other liabilities	68	487	-

Net cash used in operating activities	(5,360)	(2,482)	(819)

Cash flows from investing activities

Purchase of property and equipment	(219)	(103)	-
Transaction costs	(802)	(424)	(141)
Cash used in acquisition of subsidiary	(6,132)	-	-
Cash acquired with acquisitionof subsidiary	3,380	6,679	-

Net cash used in investing activities	(3,773)	6,152	(141)

Cash flows from financing activities

Proceeds from the sale of common stock
(net of issuance costs of $146)	4,354	-	2,473
Instalment payments related to prior acquisition	(54)	-	-

Net cash provided by financing activities	4,300	-	2,473

Effect of exchange rate changes on cash and cash equivalents	(176)	11	-

Net increase/(decrease) in cash and cash equivalents	(5,009)	3,681	1,513

Cash and cash equivalents, beginning of period	10,936	7,255	5,742

Cash and cash equivalents, end of period	$5,927	$10,936	$7,255

Supplemental disclosure of cash flow information:

Taxes paid	561	16	-

Noncash investing and financing activities:

Acquisition of subsidiary	16,047	66,025	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the Company), formerly Mediavest, Inc., was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6).  On September 14, 2007, the Company was re-incorporated in the state of Delaware as Mandalay Media Inc.

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

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In consideration for the shares, and subject to adjustment as set forth in the agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Agreement. The Purchase Price was subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the Note, as set forth in the Agreement. An initial adjustment of $443 was made subsequent to closing, and has been added to the Note. The initial period earn-out has been recognized in the current period and has been added to the amount of consideration for the acquisition, as described in Note 6.

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

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (carriers), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

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

•	The Company has limited risks, including no inventory risk and limited credit risk

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

Net Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A Preferred Stock for the year ended March 31, 2009, the three months ended March 31, 2008 and the year ended December 31, 2007 consisted of 2,478; 4,415 and 1,592 shares, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Direct response advertising is expensed immediately since there is a very limited ongoing return. Advertising expense was $4,874; $226 and $0 in the year ended March 31, 2009, the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. Advertising costs are expensed as incurred.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) of ($190) in the year ended March 31, 2009; $61 in the three months ended March 31, 2008 and $0 in the year ended December 31, 2007 has been reported as a component of comprehensive loss in the consolidated statement of stockholders’ equity and comprehensive loss. Translation gains or losses are shown as a separate component of accumulated deficit. Other comprehensive income / (loss) amounted to ($190) in the year ended March 31, 2009; $61 in the three months ended March 31, 2008 and $0 in the year ended December 31, 2007.

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. As of March 31, 2008, we did not have any long-term marketable securities. The Company’s sales are made either directly to consumers, with the billings performed by and the receivable due from industry aggregators; or directly to the large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2009, our two largest customers represented approximately 19% and 13% of our gross accounts receivable outstanding.  These customers accounted for 5% and 19%, respectively, of our gross sales in the year ended March 31, 2009.  At March 31, 2008 our largest customer represented approximately 36% of our gross accounts receivable outstanding; and this customer accounted for 48% of our gross sales in the three months ended March 31, 2008.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Property and Equipment
Property and equipment is stated at cost.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 8 to 10 years for leasehold improvements and 5 years for other assets.

Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and tradenames, is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

The Company has determined that there was an impairment of goodwill, amounting to $31,784, as a result of completing its annual impairment analysis as of March 31, 2009. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 6 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The method of amortizing the intangible asset values are based upon the Company’s historical experience.  The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. The Company determined that there were no impairments during the year ended March 31, 2009.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under SFAS No. 109, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse.  To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2008. FIN 48 did not impact the Company’s financial position or results of operations at the date of adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

Stock-based Compensation.
We have applied SFAS No. 123(R) “Share-Based Payment” (“FAS 123R”) and accordingly, we record stock-based compensation expense for all of our stock-based awards.

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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a significant impact on the Company’s Consolidated Financial Statements.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010; however, it is expected to change the Company’s accounting treatment for any business combinations completed after this statement becomes effective.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The impact of the adoption of FSP FAS 142-3 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

3.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  One of the Company’s operating subsidiaries, Twistbox, has sustained substantial operating losses since commencement of operations.  The Company has also incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets and goodwill, which have been subject to impairment in the current year.

In addition, Twistbox has a significant amount of debt, in the form of a Secured Note, as detailed in Note 8, which becomes due within twelve months. The Company has guaranteed 50% of this debt, and the group is subject to covenants including a covenant to maintain a minimum cash balances of $4 million. The company was not in breach of any covenants at March 31, 2009. There is a significant risk that the minimum cash balance covenant will be breached as the result of paying out the earn-out payment associated with the acquisition of AMV as more fully described in Note 6. We have initiated discussions with the holder of the Secured Note regarding a waiver for the covenant.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on the Company restructuring its financing arrangements, obtaining additional financing, and/or reaching accommodations with the holder of the Secured Note, and reaching a positive cash flow position while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to achieve positive cashflow in the future.  These actions include the acquisition consummated in the current year along with the economic cost associated with the integration, and debt restructuring and equity placements which occurred at the same time as the acquisition. The Company has taken further action to reduce its ongoing operating cost base, and has been in discussions with the holder of the Secured Note and with unsecured creditors regarding restructuring of commitments. Other actions include continued increases in revenues by introducing new products and revenue streams, reductions in the cost of revenues, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions. Management believes that actions undertaken as a whole provide the opportunity for the Company to continue as a going concern, although this will be highly dependent on the ability to restructure our financing arrangements.

4.	Balance Sheet Components

Accounts Receivable

	March 31,	March 31,
	2009	2008

Accounts receivable	$10,919	$6,330
Less: allowance for doubtful accounts	(174)	(168)
	$10,745	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. Unbilled receivables were $5,269 at March 31, 2009 and $983 at March 31, 2008.  During the year ended March 31, 2009, $6 was provided for and $0 was written off against the allowance. During the three months ended March 31, 2008, $0 was provided for and $0 was written off against the allowance. During the year ended December 31, 2007 $0 was provided for and $0 was written off against the allowance.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Property and Equipment

	March 31,	March 31,
	2009	2008

Equipment	$1,192	$654
Equipment subject to capitalized lease	-	71
Furniture & fixtures	386	228
Leasehold improvements	140	140
	1,718	1,093
Accumulated depreciation	(488)	(56)
	$1,230	$1,037

Depreciation expense for the year ended March 31, 2009 was $431; for the three months ended March 31, 2008 was $56; and for the year ended December 31, 2007 was $0. Depreciation expense is included in other expenses in the Consolidated Statements of Operations.

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

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.52
Exercisable at March 31, 2009	5,426	$2.29

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Year ended		Options tranferred
	March 31, 2009	Options Granted	from Twistbox
Expected life (years)	6	4 to 6	3 to 7
Risk-free interest rate	3.90% to 3.92%	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	49.73% to 54.33%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at March 31, 2009 was as follows:

Options outstanding
	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2009	Price	Value

$0 - $1.00	7.33	2,277	$0.64	$618,093
$2.00 - $3.00	8.99	2,950	$2.67	$-
$4.00 - $5.00	8.88	1,733	$4.75	$-
	8.42	6,960	$2.52	$618,093

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options exercisable at March 31, 2009 was as follows:

Options Exercisable
	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2009	Price	Value

$0 - $1.00	7.31	2,174	$0.63	$603,476
$2.00 - $3.00	8.94	2,098	$2.66	$-
$4.00 - $5.00	8.88	1,154	$4.75	$-
	8.27	5,426	$2.29	603,476

During the year, the Company approved the issuance of an aggregate of 938,697 shares of common stock pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan at a purchase price of $0.0001 per share to certain executives of the Company and subsidiary in connection with agreed salary reductions.

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the year ended March 31, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested shares	Shares (000s)	Fair Value
Nonvested at March 31, 2008	-	$-
Granted	745,468	$0.85
Vested	246,702	$0.85
Nonvested at March 31, 2009	498,767	$0.85
Forfeited	(62,011)	$0.88

As of March 31, 2009, there was $424 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 11.5 months. The total fair value of shares vested during the year ended March 31, 2009, was $210.

Stock-based compensation expense of  $3,169 for the year ended March 31, 2009; $313 for the three months ended March 31, 2008;  and $1,036 for the year ended December 31, 2007, is included primarily in general and administrative expense.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

6.	Acquisitions/Purchase Price Accounting

Twistbox Entertainment, Inc. and related entities

On February 12, 2008, the Company completed an acquisition of Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company (the “Merger”) and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchase 2,463 shares of common stock of the Company, including 2,145 vested and 318 unvested options. After the Merger, Twistbox became a wholly-owned subsidiary of the Company.

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

The purchase consideration was determined to be $67,479, consisting of $66,025 attributed to the common stock and options exchanged and warrants issued, and $1,454 in transaction costs.  During the year, a further $59 of transaction costs were recognized, with the result that the purchase consideration was increased to $67,538, with an equivalent increase in Goodwill. The options and warrants were valued using the Black Scholes method, using the stock price at the merger date of $4.75 per share, a volatility of 70%, and in the case of options the exercise price and the expected time to vest for each group. Under the purchase method of accounting, the Company allocated the total purchase price of $67,538 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

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
$67,538

The Merger related restructuring reserves were subsequently reduced by $215, increasing net assets acquired and consequentially reducing goodwill by that amount. As a result, Goodwill recognized in the above transaction amounted to $61,221. Goodwill in relation to the acquisition of Twistbox is not expected to be deductible for income tax purposes. Merger related restructuring reserves include reserves for employee severance and for office relocation.

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

The Purchase Price was preliminarily estimated by the Company to be $23,030 consisting of $9,900 attributed to the Stock Consideration issued, $5,375 in cash, $95 in stamp duty, $5,818 under the Note referenced above (inclusive of the working-capital adjustment), $1,098 as an estimate of the initial period earn-out adjustment and $744 in transaction costs.  Any further  adjustments required under the “working capital adjustment” provision and any further adjustment under the “earn-out” provision of the Agreement have not yet been determined and therefore have not been included in the preliminary calculation of the purchase price. The shares of the Stock Consideration were valued using the closing stock price at the acquisition date of $2.20 per share. Under the purchase method of accounting, the Company allocated the total Purchase Price of $23,030 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

Cash and cash equivalents	$3,380
Accounts receivable, net of allowances	9,087
Prepaid expenses and other current assets	16
Property and equipment, net	406
Accounts payable	(10,391)
Bank overdrafts	(1,902)
Other current liabilities	(1,262)
Other long term liabilities	(223)
Minority interests	95
Identified intangibles	1,368
Goodwill	22,456
$23,030

Net assets associated with Fierce Media were insignificant. Goodwill recognized in the above transaction is preliminarily estimated at $22,456. The business acquired is not capital intensive and does not require significant identifiable intangible assets – as a result the greater proportion of consideration has been allocated to goodwill.  Goodwill in relation to the acquisition of AMV is not expected to be deductible for US income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available.

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

	Year ended	3 months ended	Year ended
	March 31,	March 31,	December 31,
	2009	2008	2007

Revenues	$51,734	$13,939	$44,289
Cost of revenues	18,654	2,739	23,887
Gross profit/(loss)	33,080	11,200	20,402

Operating expenses net of interest income and other expense	72,244	11,643	36,063
Income tax expense and minority interests	(112)	(153)	(1,358)
Net loss from continuing operations, net of taxes	(39,276)	(596)	(17,019)

Income (loss) from discontinued operations, net of taxes	(147)	-	-
Net loss	$(39,423)	$(596)	$(17,019)

Basic and Diluted net loss per common share
Continuing operations	$(1.08)	$(0.02)	$(0.65)
Discontinued opeations	$(0.00)	$-	$-
Net loss	$(1.09)	$(0.02)	$(0.65)

7.	Goodwill and Other Intangible Assets

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for fiscal 2009 was as follows:

Balance at March 31, 2008	$61,377
Goodwill acquired during the period	22,456
adjustments made to goodwill	(156)
Goodwill impairment	(27,844)
Balance at March 31, 2009	$55,833

In October 2008, goodwill was increased by $22,456 due to the acquisition of AMV (Note 6). Both acquisitions described in Note 6 included the issuance of Company stock as all or part of the consideration.  Based on the trading price of the Company’s common stock as of the acquisition dates, the total consideration was $67,538 for the Twistbox acquisition and $23,342 for the AMV acquisition.  Subsequent to the acquisitions, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. In addition, the Company performed its annual review of goodwill in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $27,844 in fiscal 2009 to write down goodwill. This impairment charge was recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Operations.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for fiscal 2009 was as follows:

Balance at March 31, 2008	$19,780
Intangibles acquired during the period	1,368
Amortization	(1,087)
Impairment charge	(3,940)
Balance at March 31, 2009	$16,121

In October 2008, intangible assets were increased by $1,368 due to the acquisition of AMV (Note 6).  The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $3,940 in fiscal 2009 to write down intangible assets. This impairment charge was recorded as “Impairment of Goodwill and intangible assets” in the Consolidated Statements of Operations.

The components of intangible assets as at March 31, 2009 and 2008 were as follows:

	March 31,	March 31,
	2009	2008

Software	$1,922	$1,611
Trade Name / Trademark	9,824	13,030
Customer list	4,378	4,378
License agreements	886	886
Non-compete agreements	323	-
	17,333	19,905
Accumulated amortization	(1,212)	(125)
	$16,121	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the year ended March 31, 2009; the three months ended March 31, 2008 and the year ended December 31, 2007, the Company recorded amortization expense in the amount of $459; $53 and $0, respectively, in cost of revenues; and amortization expense in the amount of $628; $72 and $0 respectively in operating expenses.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2009, the total expected future amortization related to intangible assets was as follows:

	12 Months ended March 31,
	2010	2011	2012	2013	2014	Thereafter
Software	$334	$334	$282	$230	$230	$200
Customer List	547	547	547	547	547	1,023
License Agreements	177	177	177	154	-	-
Non-compete agreements	162	81	-	-	-	-
	$1,220	$1,139	$1,006	$931	$777	$1,223

8.	Debt

	March 31,	March 31,
	2009	2008
Short Term Debt
Capitalized lease liabilities, current portion	$-	$20
Senior secured note, inclusive of accrued interest, net of discount of $247 and $0, respectively	17,598	228
Deferred purchase consideration inclusive of accrued interest	5,945	-
	$23,543	$248

	March 31,	March 31,
	2009	2008

Long Term Debt

Senior Secured Note, long term portion, net of discount of $2	$-	$16,483

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

Minimum future obligations, including interest, under the Senior Secured Note are $19,101 during the year ended March 31, 2010 including repayment of the principal. Capitalized lease assets are set out in Note 4. Future obligations under capitalized leases are included as part of Other Obligations in Note 15.

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (the “Management Agreement”) with Trinad Management for five years. Pursuant to the terms of the Management Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the year ended March 31, 2009 the Company paid management fees under the agreement of $360;  for the three months ended March 31, 2008, the Company paid management fees under the agreement of $90; and for the year ended December 31, 2007 the Company paid management fees under the agreement of $360.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $104; $26 and $104 respectively for the year ended March 31, 2009; for the three months ended March 31, 2008; and for the year ended December 31, 2007.

Twistbox Entertainment, Inc.

Lease of Premises
Twistbox leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $380; $95 and $380 for the year ended March 31, 2009; for the three months ended March 31, 2008; and for the year ended December 31, 2007, respectively.

Twistbox was party to an oral agreement with a person affiliated with Twistbox with respect to a lease of an apartment in London.  Amounts paid in connection with this lease was $48 ; $12 and $0 for the year ended March 31, 2009; for the three months ended March 31, 2008; and for the year ended December 31, 2007, respectively.

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

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On October 23, 2008, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to sell in a private offering an aggregate of 1,685 shares of Common Stock and warrants to purchase 843 shares of Common Stock (the “Warrants”), for gross proceeds to the Company of $4,500. Offering costs were $146.  The Warrants have a five year term and an exercise price of $2.67 per share.

In October 2008, warrants to purchase 2,300 shares of common stock were exercised in a cashless exchange for 286 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

On March 16, 2009, the Company approved the issuance of an aggregate of 938,697 shares of common stock pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan at a purchase price of $0.0001 per share to certain executives of the Company and subsidiary in connection with agreed salary reductions. An aggregate of 683,457 shares were granted prior to March 31, 2009. Certain of the shares granted are subject to forfeiture to the Company if such executive terminates his position with the Company prior to one year from the grant date, and such shares become fully vested one year from the grant date or upon the occurrence of a change-in-control of the Company. 184,691 of these shares were vested as of March 31, 2009.  All such shares granted to the executives may not be sold or transferred for a period of one year from the Grant Date.

11.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

12.	Income Taxes

The components of income tax benefit/(provision) were as follows:

	Year Ended	3 Months ended	Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2007
Statutory federal income tax rate	$(14,191)	$(100)	$(800)
State income taxes (benefit), net of federal taxes	(2,087)	(15)	(100)
Write down of goodwill and other permanent differences	12,057	(219)	-
Difference in depreciation and amortization	171	25	-
Stock-based compensation	1,154	125	400
Net operating loss carryforward	2,785	200	500
Income tax provision (benefit)	$(111)	$16	$-

For the year ended March 31, 2009, the three months ended March 31, 2008, and the year ended December 31, 2007, the components of deferred tax expense consisted of the following:

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Year Ended	3 Months ended	Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2007
Net operating loss	2,785	200	500
Amortization of intangible assets	171	25
Stock-based compensation	1,154	125	400
	4,110	350	900
Less valuation allowance	(4,110)	(350)	(900)
	-	-	-

Deferred tax assets and liabilities consist of the following:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carry-forwards	16,985	14,200
Amortization of intangible assets	196	25
Stock-based compensation	1,679	525
Deferred tax assets, net	18,860	14,750
Valuation allowance	(18,860)	(14,750)
Net deferred tax assets	$-	$-

In accordance with SFAS 109 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2009, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $42,900, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL carry-forwards.

In connection with the acquisitions described in Note 6 above, the Company has recorded Goodwill, amounting to $55,833 after impairment, which will not be amortized for book purposes and is not deductible for US tax purposes. The Company also recorded intangibles which will have differing amortization for book and tax purposes. Trademarks, amounting to $9,821 after impairment, will not be amortized for book purposes, but will be subject to amortization for tax purposes, giving rise to a permanent difference. Other intangible assets, amounting to $7,506, will be amortized over a shorter period for book purposes than tax purposes, giving rise to timing differences. These differences will impact the Company’s NOL carry-forwards in the future.

As of March 31, 2009, realization of the Company's net deferred tax asset of approximately $18,860 was not considered more likely than not and, accordingly, a valuation allowance of $18,860 has been provided. During the year ended March 31, 2009, the valuation allowance increased by $4,110.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2009.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2009 and March 31, 2008. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2009; the three months ended March 31, 2008 or the year ended December 31, 2007.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on net property and equipment as at March 31, 2009; and for revenues in the year ended March 31, 2009; the three months ended March 31, 2009 and the year ended:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Year ended March 31, 2009
Net sales to unaffiliated customers	$4,818	$22,030	$671	$3,737	$31,256

Three Months ended March 31, 2008
Net sales to unaffiliated customers	$398	$2,553	$147	$110	$3,208

Property and equipment, net at March 31, 2009	$730	$490	$-	$10	$1,230

Our three largest customers accounted for 21%, 19% and 11% of our revenue in the year ended March 31, 2009; and 48%, 0% and 0% of our revenue in the three months ended March 31, 2008.

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at March 31, 2009:

Year Ending March 31
2009	$369
2010	$111
Total minimum lease payments	$480

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $867 for the year ended March 31, 2009; $121 for the three months ended March 31, 2008; and $102 for the year ended December 31, 2007.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of March 31, 2009 were as follows:

Minimum
Guaranteed
Year Ending March 31	Royalties
2009	$90
2010	120
2011	60
Total minimum payments	$270

Other Obligations
As of March 31, 2009, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year.  Annual payments relating to these commitments at March 31, 2009 are as follows:

Year Ending March 31	Commitments
2009	$2,798
2010	2,028
2011	226
Total minimum payments	$5,052

Litigation

Twistbox’s wholly owned subsidiary WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT's response is due by August 31, 2009. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The company has accrued for its estimated liability in this matter.

Mandalay Media Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position.

15.	Discontinued Operations

Discontinued operations consist of Fierce Media, a 80% subsidiary of AMV Holdings, Limited.   In conjunction with the acquisition of the Company's acquisition of AMV, the Company had the intention of discontinuing the Fierce Media subsidiary. The assets of Fierce Media on October 23, 2008 (date of AMV acquisition)  were less than ($150) and as such, were not segregated on the balance sheets as assets held for sale.  On January 31, 2009, the Company finalized the sale of Fierce Media to the 20% minority owner for a nominal amount.   In March 2009, the Company evaluated the continued costs of operating Fierce Media from October 23, 2008 to January 31, 2009  in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and determined that the continued costs of operating this subsidiary met the criteria required to account for the operations as discontinued.

The Company recorded a pre tax charge of $147 related to the costs of operating Fierce Media from the acquisition date to sale date.  These costs are included in discontinued operations in the accompanying consolidated statement of operations for the year ended March 31, 2009.