Form 10-Q
period 2009-06-30
Mandalay Media, Inc.
filed 2009-08-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒     No   ☐

On August 14, 2009, there were 39,863,891 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Mandalay Media, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$4,246	$5,927
Accounts receivable, net of allowances of $174 and $174, respectively	10,734	10,745
Prepaid expenses and other current assets	1,154	1,334

Total current assets	16,134	18,006

Property and equipment, net	1,239	1,230
Intangible assets, net	15,816	16,121
Goodwill	55,833	55,833

TOTAL ASSETS	$89,022	$91,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,527	$9,557
Accrued license fees	2,921	2,795
Accrued compensation	732	592
Current portion of long term debt	-	23,296
Other current liabilities	4,236	5,899

Total currrent liabilities	16,416	42,139

Long term debt, net of current portion	23,857	-
Other long-term liabilities	-	27

Total liabilities	$40,273	42,166

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock
Series A convertible preferred stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
39,863,191 issued and outstanding at June 30, 2009;
39,653,125 issued and outstanding at March 31, 2009	4	4
Additional paid-in capital	94,401	93,918
Accumulated other comprehensive income/(loss)	74	(129)
Accumulated deficit	(45,830)	(44,869)

Total stockholders' equity	48,749	49,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,022	$91,190

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended
	June 30	June 30
	2009	2008

Net revenues	$10,083	$5,347

Cost of revenues
License fees	1,018	2,150
Other direct cost of revenues	1,837	102

Total cost of revenues	2,855	2,252

Gross profit	7,228	3,095

Operating expenses
Product development	1,422	1,766
Sales and marketing	3,381	1,280
General and administrative	2,388	2,813
Amortization of intangible assets	177	137

Total operating expenses	7,368	5,996

Loss from operations	(140)	(2,901)

Interest and other income/(expense)
Interest income	3	76
Interest expense	(669)	(484)
Foreign exchange transaction gain loss	155	131
Other income / (expense)	(5)	(86)

Interest and other income/(expense)	(516)	(363)

Loss from operations before income taxes	(656)	(3,264)

Income tax provision	(305)	(73)

Net loss	$(961)	$(3,337)

Comprehensive loss	$(758)	$(3,337)

Basic and diluted net loss per common share	$(0.02)	$(0.10)

Weighted average common shares outstanding,	39,808	32,330
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

(In thousands)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(961)	(3,337)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	425	317
Allowance for doubtful accounts	-	(56)
Stock-based compensation	483	1,222
(Increase) / decrease in assets:
Accounts receivable	4	(268)
Prepaid expenses and other current assets	164	(153)
Increase / (decrease) in liabilities:
Accounts payable	(1,058)	389
Accrued license fees	106	23
Accrued compensation	124	(99)
Other liabilities	(1,144)	118

Net cash used in operating activities	(1,857)	(1,844)

Cash flows from investing activities

Purchase of property and equipment	(129)	(70)
Issuance of note receivable	-	(2,025)

Net cash used in investing activities	(129)	(2,095)

Effect of exchange rate changes on cash and cash equivalents	305	(10)

Net decrease in cash and cash equivalents	(1,681)	(3,949)

Cash and cash equivalents, beginning of period	5,927	10,936

Cash and cash equivalents, end of period	$4,246	6,987

Supplemental disclosure of cash flow information:

Taxes paid	39	(73)

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the “Company”), formerly Mediavest, Inc. (“Mediavest”) was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 through its merger with Twistbox Entertainment, Inc., February 12, 2009 (Note 6).  On September 14, 2008, Mandalay Media, Inc. was incorporated by Mediavest in the state of Delaware.

On November 7, 2008, Mediavest merged into its wholly-owned, newly formed subsidiary, Mandalay Media, with Mandalay Media as the surviving corporation. Mandalay Media issued: (1) one new share of common stock in exchange for each share of Mediavest’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mediavest’s outstanding preferred stock as of November 7, 2008. Mandalay Media’s preferred and common stock assumed the same status and par value as Mediavest’s and acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mediavest.

On February 12, 2009, Mandalay Media completed a merger with Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On October 23, 2008 the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd. (“Fierce”).

In consideration for the shares, and subject to adjustment as set forth in the Stock Purchase Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Agreement. The Purchase Price was subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the AMV Note, as set forth in the Stock Purchase Agreement. An initial adjustment of $443 was made subsequent to closing, and has been added to the AMV Note. The initial period earn-out was recognized in the year ended March 31, 2009 and was added to the amount of consideration for the acquisition, as described in Note 6.

AMV is a leading mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services through a unique Customer Relationship Management (“CRM”) platform that drives revenue through mobile internet, print and TV advertising. AMV is headquartered in Marlow, outside of London in the United Kingdom.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2009 and its results of operations for the three months ended June 30, 2009 and 2008, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of March 31, 2009 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2009 has been derived from the unaudited consolidated financial statements as of that date.

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

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (“carriers”), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

Revenues are recognized from the Company’s products, images and games when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a  license agreement to be evidence of an arrangement with a carrier or aggregator and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, the Company defines delivery as the download of the product, image or game by the end user.

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

•	The Company has limited risks, including no inventory risk and limited credit risk.

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

Net Loss per Common Share
Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock for the periods ended June 30, 2009 and June 30, 2008 consisted of 100 and 5,060 shares, respectively, and were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss currently includes only foreign currency translation adjustments.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Direct response advertising is expensed immediately since there is a very limited ongoing return. Advertising expense was $2,339 and $424 in the three months ended June 30, 2009 and 2008, respectively. Advertising costs are expensed as incurred.

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

Fair Value of Financial Instruments
As of June 30, 2009 and March 31, 2009, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain/(loss) of $424 and ($10) in the periods ended June 30, 2009 and 2008, respectively, has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Concentrations of Credit Risk.
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. As of June 30, 2009, we did not have any long-term marketable securities. The Company’s sales are made either directly to consumers, with the billings performed by and the receivable due from industry aggregators; or directly to the large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and a small number of aggregators, and therefore have a high concentration of credit risk with those entities. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2009, our two largest customers represented approximately 17% and 15% of our gross accounts receivable outstanding.  These customers accounted for 12% and 19%, respectively, of our gross sales in the three months ended June 30, 2009.  At June 30, 2008 our largest customer represented approximately 25% of our gross accounts receivable outstanding; and this customer accounted for 40% of our gross sales in the three months ended March 31, 2008.

Property and Equipment
Property and equipment is stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 8 to 10 years for leasehold improvements and 5 years for other assets.

Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and tradenames, is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

In the year ended March 31, 2009, the Company determined that there was an impairment of goodwill, amounting to $27,844.  In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 6 below.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with Statement of Financial Accounting Standards  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the year ended March 31, 2009, the Company determined that there was an impairment of intangible assets, amounting to $3,940.  In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 6 below.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2009. FIN 48 did not impact the Company’s financial position or results of operations at the date of adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Stock-based compensation.
We have applied Statement of Financial Accounting Standards  No. 123(R) Share-Based Payment (“SFAS 123R”) and accordingly, we record stock-based compensation expense for all of our stock-based awards.

Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded.

The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Preferred Stock
The Company applies the guidance enumerated in Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and EITF Topic D-98, Classification and Measurement of Redeemable Securities, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”); (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and; (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in generally accepted accounting principles (“GAAP”) for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with SFAS No. 157. The impact of the adoption of these three Staff Positions was not significant to our consolidated financial statements.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2010. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The impact of the adoption of SFAS 165 was not significant to our consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  We are currently evaluating the potential effect on the financial statements.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In addition, Twistbox has a significant amount of debt, in the form of a secured note, as detailed in Note 8. The Company has guaranteed 50% of this debt, and the Company is subject to certain covenants. The debt and the operation of covenants has been restructured subsequent to June 30, 2009, as described in Note 15.

The realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on reaching a positive cash flow position while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to achieve positive cashflow in the future and to improve liquidity.  These actions include the debt restructuring described in Note 15, and the Company has taken further action to reduce its ongoing operating cost base, and has been in discussions with unsecured creditors regarding restructuring of commitments. Other actions include continued increases in revenues by introducing new products and revenue streams, reductions in the cost of revenues, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions. Management believes that actions undertaken as a whole provide the opportunity for the Company to continue as a going concern, although this will be highly dependent on the ability to restructure commitments, and to obtain additional debt and/or equity placements.

4.	Balance Sheet Components

Accounts Receivable

	June 30,	March 31,
	2009	2009
	(unaudited)

Accounts receivable	$10,908	$10,919
Less: allowance for doubtful accounts	$(174)	(174)

	$10,734	$10,745

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the period ended June 30, 2009.

Property and Equipment

	June 30,	March 31,
	2009	2009
	(unaudited)

Equipment	$1,295	$1,192
Furniture & fixtures	412	386
Leasehold improvements	140	140

	1,847	1,718
Accumulated depreciation	(608)	(488)

	$1,239	$1,230

Depreciation expense for the periods ended June 30, 2009 and 2008 was $120 and $86 respectively.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

5.	Description of Stock Plans

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (“Plan”). Under the Plan, the Company may grant up to 3,000 shares or equivalents of common stock of the Company as incentive stock options (ISO), non-qualified options (NQO), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

On February 12, 2009, the Company amended the Plan to increase the number of shares of our common stock that may be issued under the Plan to 7,000 shares and on March 7, 2009, amended the Plan to increase the maximum number of shares of the Company's common stock with respect to which stock rights may be granted in any fiscal year to 1,100 shares. All other terms of the plan remain in full force and effect.

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.52
Granted	-	$-
Canceled	(5)	$0.81
Exercised	-	$-
Outstanding at June 30, 2009 (unaudited)	6,955
Exercisable at June 30, 2009 (unaudited)	5,546	$2.30

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options outstanding at June 30, 2009 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2009	Price	Value
$0 - $1.00	7.08	2,272	$0.64	$617,560
$2.00 - $3.00	8.74	2,950	$2.67	$-
$4.00 - $5.00	8.63	1,733	$4.75	$-
	8.17	6,955	$2.52	$617,560

The exercise price for options exercisable at June 30, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2009	Price	Value
$0-$1.00	7.06	2,191	$0.63	$606,406
$2.00-$3.00	8.68	2,197	$2.66	$-
$4.00 - $5.00	8.63	1,158	$4.75	$-
	8.03	5,546	$2.30	606,406

A summary of the status of the Company’s nonvested shares as of June 30, 2009 pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan, and changes during the three months ended June 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at March 31, 2009	498,767	$0.85
Granted	229,388	$0.89
Vested	219,550	$0.86
Nonvested at March 31, 2009	508,605	$0.86
Forfeited	(81,333)	$0.88

As of June 30, 2009, there was $438 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of a further 11 months. The total fair value of shares vested during the three months ended June 30, 2009, was $190.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Stock-based compensation expense of  $500 and 1,222 for the three months ended June 30, 2009 and 2008 respectively, is included primarily in general and administrative expense.

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

Subject to adjustment as set forth in the Stock Purchase Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid and non-assessable shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”); and (d) additional earn-out amounts, if any, if the Acquired Companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Stock Purchase Agreement. The Purchase Price is subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the AMV Note, as set forth in the Stock Purchase Agreement. The initial adjustment has been determined preliminarily as $443, to be added to the AMV Note.

Prior to closing, each outstanding option to purchase shares of capital stock of AMV (an “AMV Option”) was either exercised in full or terminated. The AMV Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event the Company completes an equity financing that results in gross proceeds of over $6,000, the Company will prepay a portion of the AMV Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000. In addition, if within nine months of the issuance date of the AMV Note, the Company completes a financing that results in gross proceeds of over $15,000, then the Company shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum. Additionally, in connection with the AMV Note, AMV granted to the Sellers a security interest in its assets. Such security interest is subordinate to the security interest granted to ValueAct Small Cap Master Fund, L.P. (“ValueAct) under the Senior Secured Note, issued by Twistbox Entertainment, Inc., a wholly-owned subsidiary of the Company (“Twistbox”),  due January 30, 2010, as amended on February 12, 2008 (the “ValueAct Note”), and as subsequently amended on October 23, 2008. AMV also agreed to guarantee Mandalay Media’s repayment of the AMV Note to the Sellers.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Purchase Price was preliminarily estimated by the Company to be $23,030 consisting of $9,900 attributed to the Stock Consideration issued, $5,375 in cash, $95 in stamp duty, $5,818 under the AMV Note referenced above (inclusive of the working-capital adjustment), $1,098 as an estimate of the initial period earn-out adjustment and $744 in transaction costs.  Any further  adjustments required under the “working capital adjustment” provision and any further adjustment under the “earn-out” provision of the Stock Purchase Agreement have not yet been determined and therefore have not been included in the preliminary calculation of the purchase price. The shares of the Stock Consideration were valued using the closing stock price at the acquisition date of $2.20 per share. Under the purchase method of accounting, the Company allocated the total Purchase Price of $23,030 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date as follows:

Cash and cash equivalents	$3,380
Accounts receivable, net of allowances	9,087
Prepaid expenses and other current assets	16
Property and equipment, net	406
Accounts payable	(10,391)
Bank overdrafts	(1,902)
Other current liabilities	(1,262)
Other long term liabilities	(223)
Minority interests	95
Identified intangibles	1,368
Goodwill	22,456
$23,030

Net assets associated with Fierce Media Limited were insignificant. Goodwill recognized in the above transaction is preliminarily estimated at $22,456. The business acquired is not capital intensive and does not require significant identifiable intangible assets – as a result the greater proportion of consideration has been allocated to goodwill.  Goodwill in relation to the acquisition of AMV is not expected to be deductible for US income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available.

Unaudited Pro Forma Summary

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following pro forma consolidated amounts give effect to the acquisition of AMV by the Company accounted for by the purchase method of accounting as if it had occurred as at the beginning of each of the period.  The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

3 months ended
June 30,
2008

Revenues	$16,531
Cost of revenues	7,564
Gross profit/(loss)	8,967

Operating expenses net of interest
income and other expense	10,373
Income tax expense and minority interests	(172)
Net loss	$(1,578)

Basic and Diluted net loss per common share	$(0.06)

7.	Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the three months ended June 30, 2009 was as follows:

Balance at March 31, 2009	$16,121
Amortization	(305)
Balance at June 30, 2009	$15,816

The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $3,940 to write down intangible assets.

The components of intangible assets as at June 30, 2009 and 2008 were as follows:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	June 30,	March 31,
	2009	2009
	(unaudited)
Software	$1,922	$1,922
Trade name / Trademark	9,824	9,824
Customer list	4,378	4,378
License agreements	886	886
Non-compete agreements	323	323
	17,333	17,333
Accumulated amortization	(1,517)	(1,212)
	$15,816	$16,121

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2009 and 2008 the Company recorded amortization expense in the amount of $128 and $102, respectively, in cost of revenues; and amortization expense in the amount of $177 and $137 respectively in operating expenses.

As of June 30, 2009, the total expected future amortization related to intangible assets was as follows:

	12 Months Ended June 30,
	2010	2011	2012	2013	2014	Thereafter
Software	$334	$334	$256	$230	$230	$142
Customer List	547	547	547	547	547	888
License Agreements	177	177	177	110	-	-
Non-compete agreements	162	40	-	-	-	-
	$1,220	$1,098	$980	$887	$777	$1,030

8.	Debt

	June 30,	March 31,
	2009	2009
	(unaudited)
Short Term Debt
Senior secured note, inclusive of accrued interest	$-	17,351
net of discount of $0 and $247, respectively
Deferred purchase consideration inclusive of accrued interest	-	5,945
	$-	$23,296

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	June 30,	March 31,
	2009	2009
	(unaudited)
Long Term Debt
Senior secured note, inclusive of accrued interest,	$17,838	$-
net of discount of $173 and $0, respectively
Deferred purchase consideration inclusive of accrued interest	6,019	-
	$23,857	$-

In July 2007, Twistbox entered into a debt financing agreement pursuant to the ValueAct Note amounting to $16,500, payable at 30 months. The holder of the ValueAct Note was granted first lien over all of the Company’s assets. The ValueAct Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The agreement included certain restrictive covenants. In conjunction with the merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay Media and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the ValueAct Note.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Subsequent to June 30, 2009 the Company and ValueAct entered into a further amendment to the ValueAct Note and a further allonge to the $5.00 Warrant. In addition the Company entered into an agreement which extended the maturity date of the deferred purchase consideration. Both agreements aremore fully described in Note 15. As a result, the debt has been re-classified from short-term to long-term.

Minimum future obligations, including interest, under the ValueAct Note are $20,536 during the year ended June 30, 2011 including repayment of the principle.

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the periods ended June 30, 2009 and 2008, the Company paid management fees under the agreement of $90 and $90 respectively.

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the periods ended June 30, 2009 and 2008.

Twistbox Entertainment, Inc

Lease of Premises
The Company leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $95 and $95 for the periods ended June 30, 2009 and 2008 respectively.

10.	Capital Stock Transactions

Preferred Stock

On October 3, 2006, the Company designated a Series A Convertible Preferred Stock, par value $.0001 per share (“Series A”). The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an if-converted basis and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis. Each Series A holder may treat as a dissolution or winding up of the Company any of the following transactions: a consolidation, merger, sale of substantially all the assets of the company, issuance/sale of common stock of the Company constituting a majority of all shares outstanding and a merger/business combination, each as defined.

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

On August 3, 2006, the Company sold 100 shares of the Series A to Trinad Management, LLC (“Trinad Management”), an affiliate of Trinad Capital LP (“Trinad Capital”), one of the Company’s principal shareholders, for an aggregate sale price of $100, $1.00 per share. The Company recognized a one time, non-cash deemed preferred dividend of $43 because the fair value of our common stock at the time of the sale of $1.425 per share, was greater than the conversion price of $1.00 per share.

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

On August 3, 2006, the Company granted warrants to purchase 150 and 50 shares of common stock of the Company to its president and a director, respectively. Each warrant is exercisable at $2.50 per share, through August 1, 2009. The warrants were valued at $111 using a Black-Scholes model assuming a risk free interest rate of 4.89%, expected life of two years, and expected volatility of 105.67%.

On September 14, 2006, October 12, 2006 and December 26, 2006, the Company sold 2,800, 3,400 and 530 units, respectively, at $1.00 per unit, for an aggregate proceeds of $ 6,057, net of offering costs of $673. Each unit consisted of one share of common stock of the Company and one warrant. Each warrant is exercisable to purchase one share of common stock of the Company at $2.00 per share, through September, October and December 2009.

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

The income tax provision for the quarter represents foreign withholding taxes paid in jurisdictions outside of the US and income taxes currently payable in foreign jurisdictions, primarily the United Kingdom based on revenue derived in that territory. AMV Limited had taxable income in the quarter which is subject to taxation in the United Kingdom. The effective tax rate used for calculation of the UK tax provision in the quarter was 28% and the difference between the US statutory rate of 35% and the effective rate of  (46%) primarily relates to the taxes related to the Company’s UK operations and the increase in the reserve for deferred tax assets for the US operations.

In the United States, as of June 30, 2009, the Company had net operating loss (“NOL”) carry-forwards to reduce future Federal income taxes of approximately $43,100, expiring in various years ranging through 2027. The Company may have had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL' carry-forwards.

In connection with the acquisitions described in Note 6 above, the Company has recorded goodwill and intangibles which will have differing amortization for book and tax purposes. Goodwill and trademarks, amounting to $65,657 will not be amortized for book purposes, but will be subject to amortization for tax purposes, giving rise to a permanent difference. Other intangible assets, amounting to $7,509 will be amortized over a shorter period for book purposes than tax purposes, giving rise to timing differences. These differences will impact the Company’s NOL carry-forwards in the future.

As of June 30, 2009, realization of the Company's net deferred tax asset of approximately $19,270 was not considered more likely than not and, accordingly, a valuation allowance of $19,270 has been provided. During the three months ended June 30, 2009, the valuation allowance increased by $336.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of June 30, 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed as at March 31, 2009.

The Company adopted the provisions of FIN 48 on January 1, 2009 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at June 30, 2009, and March 31, 2009. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes.

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended June 30, 2009:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended June 30, 2009
Net sales to unaffiliated customers	$1,912	$6,810	$95	$1,266	$10,083

Three Months ended June 30, 2008
Net sales to unaffiliated customers	$592	$4,453	$167	$135	$5,347

Property and equipment, net at June 30, 2009	$663	$566	$-	$10	$1,239

Our largest single customer accounted for 19% of our revenue in the period ended June 30, 2009.

14.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at June 30, 2009:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Year Ending June 30
2010	$297
2011	$96
Total minimum lease payments	$393

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $223 for the period ended June 30, 2009.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of June 30, 2009 were as follows:

Minimum
Guaranteed
Year Ending June 30	Royalties
2010	$120
2011	120
Total minimum payments	$240

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $240 as of June 30, 2009, because the Company has determined that recoupment is unlikely.

Other Obligations
As of June 30, 2009, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at June 30, 2009.  Annual payments relating to these commitments at June 30, 2009 are as follows:

Year Ending June 30	Commitments
2010	$2,953
2011	1,209
2012	136
Total minimum payments	$4,298

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company is subject to various claims and legal proceedings arising in the normal course of business.  Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any in the aggregate of other claims will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

15.	Subsequent Events

Management has evaluated subsequent events through August 14, 2009, the business date that this Quarterly Report on the Form 10-Q was filed with the SEC.

On August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment (the “Third Amendment”) to the ValueAct Note. Among other things, the Third Amendment provides for the due date to be extended to July 31, 2010, an interest rate of 12.5% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due in January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions.

As described in Note 8 above, the Company had previously issued to ValueAct warrants to purchase shares of the Company’s common stock. On August 14, 2009, the Company and ValueAct entered into an allonge to the warrant to purchase 1,093 shares of Common Stock. The exercise price of the Warrant was amended from $4.00 to $1.25 per share. The restructuring of the debt as it relates to the re pricing of the warrants will result in a debt discount, which will be amortized to maturity to interest expense.  The other provisions of the debt restructuring will be analyzed in the second quarter for its financial impact on the financial statements.

In addition, the Company and the sellers of AMV Limited entered into an agreement which extended the maturity date of the AMV Note which represents deferred purchase consideration in relation to the AMV Acquisition, until July 31, 2010. The ValueAct Note and the AMV Note have been re-classified as long-term debt.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the period ended March 31, 2009. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Media, Inc. (“Mandalay Media”) through its operating and wholly-owned subsidiaries, Twistbox Entertainment, Inc. (“Twistbox”) and AMV Holding Limited, a United Kingdom private limited company (“AMV”).

Historical Operations of Mandalay Media, Inc.

Mandalay Media was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, Mandalay Media merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, Mandalay Media changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

On October 27, 2004, and as amended on December 17, 2004, Mandalay Media filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) Mandalay Media’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by Mandalay Media to fund the expenses of remaining public; (4) 3.5% of the new common stock of Mandalay Media (140,000 shares) was issued to the holders of record of Mandalay Media’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of Mandalay Media (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of Mandalay Media (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, Mandalay Media and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, the Company was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE MERGER

Mandalay Media entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc. (a Delaware corporation and a wholly-owned subsidiary of Mandalay Media (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Captial, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Mandalay Media common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan was assumed by Mandalay Media, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, except that (a) the number of shares of Mandalay Media common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay Media common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, Mandalay Media also assumed all unvested Twistbox options. The merger consideration consisted of an aggregate of up to 12,325,000 shares of Mandalay Media common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of Mandalay Media common stock required for assumption of the vested Twistbox options. Mandalay Media reserved an additional 318,772 shares of Mandalay Media common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, Mandalay Media or any subsidiary of Twistbox or Mandalay Media immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, Mandalay Media agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both warrants expire on July 30, 2011. The terms of the warrants were subsequently modified on October 23, 2008, as set forth below. We also entered into a Guaranty with ValueAct whereby Mandalay Media agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and Mandalay Media is required to maintain a cash balance of not less than $4,000,000 at all times. These covenants were subsequently amended as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, Mandalay Media consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

The AMV Note matures on January 30, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event Mandalay Media completes an equity financing which results in gross proceeds of over $6,000,000, Mandalay Media will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000,000. In addition, if within nine months of the issuance date of the AMV  Note, Mandalay Media completes a financing that results in gross proceeds of over $15,000,000, then Mandalay Media shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the AMV Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay Media, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay Media and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay Media and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay Media and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

On October 23, 2008, Mandalay Media entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which Mandalay Media agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of Common Stock and warrants to purchase 842,697 shares of common stock for gross proceeds to Mandalay Media of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to Mandalay Media on or about November 8, 2008.

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

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenues

	Three Months Ended June 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Revenues by type:

Games	$1,302	$1,276
Other content	8,781	4,071
Total	$10,083	$5,347

Games revenue was significantly enhanced by the expansion of the Play 4 Prizes platform in the US during the quarter.  This was partially offset by a challenging sales environment in overseas markets, especially Germany. Games revenue includes both licensed and internally developed games for use on mobile phones.

The increase in other content revenues over the first quarter of fiscal 2009 is primarily due to the inclusion of revenues from AMV Holding which was acquired in the third quarter of fiscal 2009.  Other content includes a broad range of licensed and internally-developed product delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues

	Three Months Ended June 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Cost of revenues:

License fees	$1,018	$2,150
Other direct cost of revenues	1,837	102

Total cost of revenues	$2,855	$2,252

Revenues	$10,083	$5,347

Gross margin	71.7%	57.9%

License fees represent costs payable to content providers for use of their intellectual property in products sold. License fees have decreased as  a result of reductions in the revenue share attributable to several licensed product arrangements and a significant change in mix towards product for which the rights have been acquired in perpetuity. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The improvement in margin is due the mix changes noted above and the impact of AMV, which has higher margin sales, and adjustments related to settlement agreementswhich certain content providers.

Operating Expenses

	Three Months Ended June 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Product development expenses	$1,422	$1,766

Sales and marketing expenses	3,381	1,280

General and administrative expenses	2,388	2,813

Amortization of intangible assets	177	137

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the first quarter of the prior year are primarily the result of restructuring during the year which resulting in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns – advertising has increased significantly with the AMV Acquisition in October 2008 due to the “direct to consumer” nature of that business, with a significant element of direct marketing required to stimulate revenues. In addition a significant portion of AMV’s employee base are classified as sales and marketing employees.

General and administrative expenses represent management and support personnel costs in each  of the companies within the Company and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  The decrease in expenses over the first quarter in the prior year is largely the result of employee reductions and cost savings initiatives implemented during the course of the year.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Expenses

	Three Months Ended June 30,
	2009	2008
	unaudited	unaudited
	(In thousands)
Interest and other income/(expense)	$(516)	$(363)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct and AMV Notes, foreign exchange transaction gains, and other income/expense.  The increase in net expense compared to the first quarter of the prior year  relates to increased interest expense related to the increase in the balance due under the ValueAct Note, and the addition of the AMV Note, which represents deferred purchase consideration related to the AMV acquisition.

Financial Condition

Assets

Our current assets totaled $16.1 million and $18.0 million at June 30, 2009 and March 31, 2009, respectively. Total assets were $89.0 million and $91.2 million at June 30, 2009 and March 31, 2009, respectively. The decrease in current assets is primarily due to the lower cash balances. The decrease in total assets is primarily due to the amortization of  intangibles assets.

Liabilities and Working Capital

At June 30, 2009, our total liabilities were $40.3 million.  Our current liabilities totaled 16.4 million and $42.1 million at June 30, 2009 and March 31, 2009, respectively. The change in current liabilities was primarily related to the restructuring of the maturity date of the ValueAct Note - i.e. the debt has been re-classified from current to non-current.  The Company had negative working capital of $0.3 million at June 30, 2009 and negative working capital of $24.1 million at March 31, 2009 as a result of the timing of maturity of the ValueAct Note.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$129	$70
Cash flows used in operating activities	1,857	1,844
Cash flows used in investing activities	-	2,025

Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed significantly in the current quarter.  AMV has generally experienced profits and strongly positive cash flows. The primary sources of liquidity have historically been issuance of common and preferred stock, in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

 Operating Activities

In the three months ended June 30, 2009, we used $1.9 million of net cash, flowing from the loss of $1.0 million as well as decreases in accounts payable of $1.1 million and in other liabilities of $1.1 million, offset by non cash stock based compensation and depreciation and amortization.  In the three months ended June 30, 2008, we used $1.8 million of net cash in operating expenses. This primarily related to the net loss of $3.4 million, an increase in a receivables of $0.3 million, partially offset by non cash stock based compensation and depreciation and amortization  included in the net loss of $1.2 million and $0.3 million respectively, and increases in accounts payable and other liabilities.

Investing Activities

In the three months ended June 30, 2008, $2.1 million was used in investing activities, related to the bridge loan provided to Green Screen Interactive Software Inc. as part of a potential acquisition. The acquisition did not proceed and the loan was fully repaid with interest on July 7, 2008.

As of June 30, 2009, the Company had approximately $4.2 million of cash. The Company has restructured its debt, as described in Note 15 to the financial statements.  Among other things, this provides for the due date to be extended to July 31, 2009, an interest rate of 12.5% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due In January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions. In addition the Company and the sellers of AMV Limited entered into an agreement which extended the maturity date of the AMV Note, which represents deferred purchase consideration in relation to the AMV acquisition, until July 31, 2010.

The Company’s cash requirements will be dependent on actions taken to improve cashflow, including the debt restructuring and operational restructuring within the subsidiaries. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the ValueAct Note, payable at the end of the term, in July 2010, and interest payaments under the AMV Note, payable at the end of the term, in July 2010. The ValueAct Note was amended during fiscal 2009 such that the Company may elect to add interest to the principal, with the full amount payable at the end of the term. The Company’s operating lease obligations include noncancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2010. Twistbox has entered into license agreements with various owners of brands and other intellectual property so that we could develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them.  As of June 30, 2009, our largest customer represented approximately 25% of our gross accounts receivable outstanding.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Principal Executive Officer, James Lefkowitz, and Principal Financial Officer, Russell Burke, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e), as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Lefkowitz and Burke concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to use was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the first quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on July 14, 2009. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on July 14, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2009, the Company granted certain senior executives 229,388 shares of the Company’s common stock in exchange for them agreeing to reduce their salaries from April 1, 2009 through April 30, 2010. 187,348 of the shares granted to such senior executive are subject to forfeiture in the event that the senior executive leaves the Company within one year from the date of grant, and become fully vested one year from the date of grant or in the event of change of control of the Company.  The securities were issued pursuant to the exemption from registration permitted under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	19,332	(1)	$0.89	-	-
May 1, 2009 - May 31, 2009	-		-	-	-
June 1, 2009 - June 30, 2009	-			-	-

(1) These shares were repurchased by the Company in satisfaction of tax liability pursuant to Rule 16b-3 of the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 14, 2009, Mandalay Media, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the Note increased from 10% to 12.5%.  Additionally, the Third Amendment provides that Twistbox may prepay the Note in whole or in part at any time without penalty.  In the event of any such prepayment prior to January 31, 2010, in an aggregate amount of not less than 50% of the then outstanding and unpaid principal plus accrued interest under the Note, the balance of the Note shall be payable on the earlier of July 31, 2015, or the date when such amount becomes due and payable as a result of an event of default under the Note (the earlier of such date, the “New Maturity Date”).  If Twistbox receives any net proceeds from a debt financing (other than any proceeds from a Company Receivables Facility as defined in the Note) not to exceed $9,000,000, at least 50% of such proceeds shall be paid by Twistbox to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note; any indebtedness incurred by Twistbox in connection with such a prepayment shall be excluded from Twistbox’s covenants, as set forth in the Note, not to incur additional indebtedness.  If the Company receives any net proceeds from an equity financing, at least 50% of such proceeds shall be paid to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note, and the balance of the Note shall be payable on the New Maturity Date.    In the event Twistbox or the Company have made any prepayments in connection with a debt or equity financing, as applicable, which payments are greater than or equal to $9,000,000 in the aggregate, then the balance of the Note shall be payable on the New Maturity Date.  Lastly, if certain of the earn-out payments set forth in that certain Stock Purchase Agreement, by and among the Company, Jonathan Creswell, Nathaniel MacLeitch and the shareholders of AMV Holdings Limited, dated as of October 23, 2008, as amended, have been paid, the Company and Twistbox agreed to maintain certain minimum combined cash balances. The foregoing description is qualified in its entirety by reference to the Third Amendment, a copy of which is attached hereto as Exhibit 4.1 and is incorporated by reference herein.

Also on August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 Shares of Common Stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”), the terms of which were previously disclosed in those Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 and October 23, 2008, which are incorporated herein by reference.  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. The foregoing description is qualified in its entirety by reference to the Second Allonge, a copy of which is attached hereto as Exhibit 4.2 and incorporated by reference herein.

Also on August 11, 2009, the Company and the sellers of AMV entered into an Amendment to the AMV Note, which amended the maturity date of the AMV Note to July 31, 2010. The foregoing description is qualified in its entirety by reference to the First Amendment to the Promissory Note, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

Item 6.   Exhibits.

4.1	Third Amendment to Senior Secured Note, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of August 14, 2009. *
4.2	Second Allonge to Warrant to Purchase 1,092,621 Shares of Common Stock, by and between Mandalay Media, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of August 14, 2009. *
10.1	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. *
31.1	Certification of James Lefkowitz, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Russell Burke, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of James Lefkowitz, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.1	Certification of Russell Burke, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Media, Inc.

Date: August 14, 2009	By:	/s/ James Lefkowitz
James Lefkowitz
President
(Authorized Officer and Principal Executive Officer)

Date: August 14, 2009
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)