Form 10-Q
period 2009-09-30
Mandalay Media, Inc.
filed 2009-11-16
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒     No   ☐

On November 13, 2009, there were 39,863,191 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page(s)

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	1

Consolidated Statements of Operations (Unaudited) for the three months and the six months ended September 30, 2009 and September 30, 2008	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the period ended September 30, 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2009 and September 30, 2008	4

Notes to Unaudited Consolidated Financial Statements	5-31

Mandalay Media, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,807	$5,927
Accounts receivable, net of allowances of $177 and $174, respectively	10,886	10,745
Prepaid expenses and other current assets	961	1,334
Total current assets	14,654	18,006

Property and equipment, net	1,159	1,230
Intangible assets, net	15,511	16,121
Goodwill	55,833	55,833
TOTAL ASSETS	$87,157	$91,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,365	$9,557
Accrued license fees	2,387	2,795
Accrued compensation	603	592
Current portion of long term debt	24,506	23,296
Other current liabilities	4,463	5,899
Total currrent liabilities	39,324	42,139

Other long-term liabilities	-	27
Total liabilities	$39,324	42,166

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 39,863,191 issued and outstanding at September 30, 2009; 39,653,125 issued and outstanding at March 31, 2009	4	4
Additional paid-in capital	95,048	93,918
Accumulated other comprehensive income/(loss)	(288)	(129)
Accumulated deficit	(47,031)	(44,869)
Total stockholders' equity	47,833	49,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,157	$91,190

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008

Net revenues	$10,141	$5,003	$20,224	$10,349

Cost of revenues
License fees	857	1,785	1,876	3,934
Other direct cost of revenues	2,149	102	3,986	204

Total cost of revenues	3,006	1,887	5,862	4,138

Gross profit	7,135	3,116	14,362	6,211

Operating expenses
Product development	1,358	1,800	2,780	3,567
Sales and marketing	3,024	1,004	6,405	2,283
General and administrative	2,956	2,559	5,344	5,372
Amortization of intangible assets	177	137	354	274
Total operating expenses	7,515	5,500	14,883	11,496

Loss from operations	(380)	(2,384)	(521)	(5,285)

Interest and other income/(expense)
Interest income	3	44	7	121
Interest expense	(737)	(468)	(1,406)	(952)
Foreign exchange transaction gain/(loss)	139	(57)	294	73
Other income / (expense)	154	(102)	149	(187)
Interest and other income/(expense)	(441)	(583)	(956)	(945)

Loss from operations before income taxes	(821)	(2,967)	(1,477)	(6,230)

Income tax provision	(380)	(74)	(685)	(148)

Net loss	$(1,201)	$(3,041)	$(2,162)	$(6,378)

Comprehensive loss	$(1,563)	$(3,147)	$(2,321)	$(6,494)

Basic and diluted net loss per common share	$(0.03)	$(0.09)	$(0.05)	$(0.20)

Weighted average common shares outstanding, basic and diluted	39,863	32,423	39,836	32,377

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

Net Loss							(961)	(961)	(961)

Foreign currency translation gain/(loss)						203		203	203

Issuance of common stock as part of compensation	210,066				172			172

Deferred stock-based compensation					311			311

Comprehensive loss									$(758)

Balance at June 30, 2009	39,863,191	$4	100,000	$100	$94,401	$74	$(45,830)	$48,749

Net Loss							(1,201)	(1,201)	(1,201)

Foreign currency translation gain/(loss)						(362)		(362)	(362)

Issuance of warrants to vendor for services rendered					134			134

Deferred stock-based compensation					513			513

Comprehensive loss									$(1,563)

Balance at September 30, 2008	39,863,191	$4	100,000	$100	$95,048	$(288)	(47,031)	$47,833

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	6 Months Ended	6 Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,162)	(6,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	642
Allowance for doubtful accounts	3	(45)
Stock-based compensation	996	1,966
Warrants issued as compensation for services	134	-
(Increase) / decrease in assets:
Accounts receivable	(290)	4
Prepaid expenses and other current assets	327	(22)
Increase / (decrease) in liabilities:
Accounts payable	(2,230)	2,022
Accrued license fees	(429)	(1,020)
Accrued compensation	(9)	58
Other liabilities	(331)	(750)

Net cash used in operating activities	(3,138)	(3,523)

Cash flows from investing activities

Purchase of property and equipment	(172)	(120)
Transaction costs related to merger with Twistbox	-	(59)

Net cash used in investing activities	(172)	(179)

Effect of exchange rate changes on cash and cash equivalents	190	(112)

Net decrease in cash and cash equivalents	(3,122)	(3,814)

Cash and cash equivalents, beginning of period	5,927	10,936

Cash and cash equivalents, end of period	$2,807	7,122

Supplemental disclosure of cash flow information:

Taxes paid	109	148

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the “Company” or “Mandalay Media”), formerly Mediavest, Inc. (“Mediavest”) , was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6).  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media Inc.

On November 7, 2007, Mediavest merged into its wholly-owned, newly formed subsidiary, Mandalay Media, with Mandalay Media as the surviving corporation. Mandalay Media issued: (1) one new share of common stock in exchange for each share of Mediavest’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mediavest’s outstanding preferred stock as of November 7, 2007. Mandalay Media’s preferred and common stock had the same status and par value as the respective stock of Mediavest and Mandalay Media acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mediavest.

On February 12, 2008, Mandalay Media completed a merger (the “Merger”) with Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company. In connection with the Merger, the Company assumed of all the outstanding options under Twistbox’s Stock Incentive Plan by the issuance of options to purchases 2,463 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

After the Merger, Twistbox became a wholly-owned subsidiary of the Company, and the Company’s only active subsidiary.

Twistbox Entertainment, Inc. (formerly known as The WAAT Corporation) is incorporated in the State of Delaware.

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

In consideration for the shares, and subject to adjustment as set forth in the Stock Purchase Agreement (“Stock Purchase Agreement”), the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid shares of Common Stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”); and (d) additional earn-out amounts, if any, if the acquired companies achieve certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Stock Purchase Agreement. The Purchase Price was subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price will be made first by means of an adjustment to the principal sum due under the AMV Note, as set forth in the Stock Purchase Agreement. An initial adjustment of $443 was made subsequent to closing, and has been added to the AMV Note. The initial period earn-out was recognized in the year ended March 31, 2009 and was added to the amount of consideration for the acquisition, as described in Note 6.

AMV is a leading mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services through a unique Customer Relationship Management platform that drives revenue through mobile internet, print and TV advertising. AMV is headquartered in Marlow, outside of London in the United Kingdom.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2009 and its results of operations for the three months and the six months ended September 30, 2009 and 2008, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of September 30, 2009 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2009 has been derived from the audited consolidated financial statements as of that date.

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

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (“carriers”), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, to all transactions.

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

The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of new handsets, growth of 3G subscribers by carrier, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In accordance with FASB ASC 605-45, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s products, images or games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

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

For direct to consumer business, revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases, the Company records as revenue the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable.

Net (Loss) per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock were as follows:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008

Potentially dilutive shares	100	2,300	100	3,695

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

These shares were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

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

Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $2,176 and $139 in the three months ended September 30, 2009 and 2008, respectively and $4,515 and $563 in the six months ended September 30, 2009 and 2008, respectively.

Restructuring
The Company accounts for costs associated with employee terminations and other exit activities in accordance with FASB ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits.

Fair Value of Financial Instruments
As of September 30, 2009 and March 31, 2009, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $362 in the three months ended September 30, 2009 and $159 in the six months ended September 30, 2009 has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of shareholder's equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2009, two major customers represented approximately 12% and 11%, respectively, of our gross accounts receivable outstanding. These two customers accounted for 22% and 14%, respectively, of our gross revenues in the three months ended September 30, 2009; and 21% and 15% in the six months ended September 30, 2009. As of March 31, 2009, our two largest customers represented approximately 19% and 13% of our gross accounts receivable outstanding. These customers accounted for 5% and 19% respectively, of our gross sales in the year ended March 31, 2009.

Property and Equipment
Property and equipment is stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 8 to 10 years for leasehold improvements and 5 years for other assets.

Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20 Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and tradenames, is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In the year ended March 31, 2009, the Company determined that there was an impairment of goodwill, amounting to $27,844.  In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 6 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the year ended March 31, 2009, the Company determined that there was an impairment of intangible assets, amounting to $3,940.  In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

Intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The method of amortizing the intangible asset values are based upon the Company’s historical experience.  The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. We have determined that there is no impairment in the current period.

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740-10,  Accounting for Income Taxes (“ASC 740-10”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740-10, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse.  To the extent a deferred tax asset cannot be recognized, a valuation allowance is established if necessary.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

ASC 740-10 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

Stock-based compensation.
We have applied FASB ASC 718 Share-Based Payment (“ASC 718”) and accordingly, we record stock-based compensation expense for all of our stock-based awards.

Under ASC 718, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded.

The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Preferred Stock
The Company applies the guidance enumerated in FASB ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with ASC 480-10. All other issuances of preferred stock are subject to the classification and measurement principles of ASC 480-10. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855-10”). The standard modifies the names of the two types of subsequent events either as “recognized subsequent events” (previously referred to in practice as Type I subsequent events) or “non-recognized subsequent events” (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Effective April 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of ASC 805-10 prospectively to any future acquisitions. Although the Company did not enter into any business combinations during the first six months of 2009, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force ” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value  (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In addition, Twistbox has a significant amount of debt, in the form of a secured note, as detailed in Note 8. The Company has guaranteed 50% of this debt, and the group is subject to certain covenants. The debt and the operation of covenants were restructured on August 11, 2009.

 The realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which is in turn dependent on reaching a positive cash flow position while maintaining adequate liquidity.

The Company has undertaken a number of specific steps to achieve positive cashflow in the future and to improve liquidity.  These actions include the debt restructuring described in Note 8, and the Company has taken further action to reduce its ongoing operating cost base, and has been in discussions with unsecured creditors regarding restructuring of commitments. Other actions include continued increases in revenues by introducing new products and revenue streams, reductions in the cost of revenues, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions. Management believes that actions undertaken as a whole provide the opportunity for the Company to continue as a going concern, although this will be highly dependent on the ability to restructure commitments, and to obtain additional debt and/or equity placements.

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

On April 1, 2009, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value (“ASC 820-10”). ASC 820-10, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ASC 820-10 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820-10 at September 30, 2009:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Fair Value Measurement as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents	2,807	2,807	-	-

5.	Balance Sheet Components

Accounts Receivable

	September 30,	March 31,
	2009	2009
	(unaudited)

Accounts receivable	$11,063	$10,919
Less: allowance for doubtful accounts	$(177)	(174)
	$10,886	$10,745

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the period ended September 30, 2009.

Property and Equipment

	September 30,	March 31,
	2009	2009
	(unaudited)

Equipment	$1,318	$1,192
Furniture & fixtures	432	386
Leasehold improvements	140	140
	1,890	1,718
Accumulated depreciation	(731)	(488)
	$1,159	$1,230

Depreciation expense for the three months ended September 30, 2009 and 2008 was $133 and $86, respectively; and for the six months ended September 30, 2009 and 2008 was $243 and $164 respectively.

6.	Description of Stock Plans

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.51
Granted	-	$-
Canceled	(380)	$0.81
Exercised	-	$-
Outstanding at September 30, 2009 (unaudited)	6,580	$2.51
Exercisable at September 30, 2009 (unaudited)	5,308	$2.27

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Three Months Ended		Options tranferred
	September 30, 2008	Options Granted	from Twistbox
Expected life (years)	4	4 to 6	3 to 7
Risk-free interest rate	3.89	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	75.20%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at September 30, 2009 was as follows:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Options outstanding
	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2009	Price	Value

$0 - $1.00	6.83	2,264	$0.64	$23,608
$2.00 - $3.00	8.58	2,616	$2.67	$-
$4.00 - $5.00	8.38	1,700	$4.75	$-
	7.92	6,580	$2.51	$23,608

The exercise price for options exercisable at September 30, 2009 was as follows:

Options Exercisable
	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2009	Price	Value

$0 - $1.00	6.81	2,206	$0.63	$23,541
$2.00 - $3.00	8.53	1,969	$2.66	$-
$4.00 - $5.00	8.38	1,133	$4.75	$-
	7.78	5,308	$2.27	23,541

A summary of the status of the Company’s nonvested shares as of September 30, 2009 pursuant to the Plan, and changes during the three months ended September 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at March 31, 2009	498,767	$0.85
Granted	229,388	$0.89
Vested	219,550	$0.86
Nonvested at June 30, 2009	508,605	$0.86

Vested	233,955	$0.86

Nonvested at September 30, 2009	274,650	$0.86

Forfeited	(81,333)	$0.88

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of September 30, 2009, there was $236 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of a further 8 months. The total fair value of shares vested during the three months ended September 30, 2009 was $202; the total fair value of shares vested during the six months ended September 30, 2009 was $392.

Stock compensation expense is included in the following income statement components:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008

Product development	$3	$9	$6	$19
Sales and marketing	7	7	14	14
General and administrative	503	728	995	1,933
	$513	$744	$1,014	$1,966

7.	Acquisitions/Purchase Price Accounting

Twistbox Entertainment Inc. and related entities

On February 12, 2008, the Company completed an acquisition of Twistbox through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company and the Company’s assumption of all the outstanding options of Twistbox’s 2006 Stock Incentive Plan by the issuance of options to purchase 2,463 shares of common stock of the Company, including 2,145 vested and 318 unvested options. After the Merger, Twistbox became a wholly-owned subsidiary of the Company.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Prior to closing, each outstanding option to purchase shares of capital stock of AMV was either exercised in full or terminated. The AMV Note matures on July 31, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event the Company completes an equity financing that results in gross proceeds of over $6,000, the Company will prepay a portion of the AMV Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000. In addition, if within nine months of the issuance date of the AMV Note, the Company completes a financing that results in gross proceeds of over $15,000, then the Company shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum. Additionally, in connection with the AMV Note, AMV granted to the Sellers a security interest in its assets. Such security interest is subordinate to the security interest granted to ValueAct Small Cap Master Fund, L.P. (“ValueAct) under the Senior Secured Note, issued by Twistbox,  due January 30, 2010, as amended on February 12, 2008 (the “ValueAct Note”), and as subsequently amended on October 23, 2008. AMV also agreed to guarantee Mandalay Media’s repayment of the AMV Note to the Sellers.

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

	3 months ended	6 months ended
	September 30,	September 30,
	2008	2008

Revenues	$14,296	$30,827
Cost of revenues	4,079	11,642
Gross profit/(loss)	10,217	19,185

Operating expenses net of interest income and other expense	12,642	23,015
Income tax expense and minority interests	(197)	(370)
Net loss	$(2,622)	$(4,200)

Basic and Diluted net loss per common share	$(0.07)	$(0.11)

8.	Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the six months ended September 30, 2009 was as follows:

Balance at March 31, 2009	$16,121
Amortization	(305)
Balance at June 30, 2009	15,816
Amortization	(305)
Balance at September 30, 2009	$15,511

The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $3,940 to write down intangible assets.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The components of intangible assets as at September 30, 2009 and 2008 were as follows:

	September 30,	March 31,
	2009	2009
	(unaudited)

Software	$1,922	$1,922
Trade name / Trademark	9,824	9,824
Customer list	4,378	4,378
License agreements	886	886
Non-compete agreements	323	323
	17,333	17,333
Accumulated amortization	(1,822)	(1,212)
	$15,511	$16,121

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2009 and 2008, the Company recorded amortization expense in the amount of $128 and $102, respectively, in cost of revenues; and amortization expense in the amount of $177 and $137 respectively in operating expenses. During the six months ended September 30, 2009 and 2008 the Company recorded amortization expense in the amount of $256 and $204, respectively, in cost of revenues; and amortization expense in the amount of $354 and $274, respectively, in operating expenses.

As of September 30, 2009, the total expected future amortization related to intangible assets was as follows:

	12 Months Ended September 30,
	2010	2011	2012	2013	2014	Thereafter
Software	$334	$334	$230	$230	$230	$85
Customer List	547	547	547	547	547	751
License Agreements	177	177	177	65	-	-
Non-compete agreements	162	-	-	-	-	-
	$1,220	$1,058	$954	$842	$777	$836

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

9.	Debt

	September 30,	March 31,
	2009	2009
	(unaudited)

Short Term Debt

Senior secured note, inclusive of accrued interest net of discount of $98 and $247, respectively	$18,389	17,351
Deferred purchase consideration inclusive of accrued interest	6,117	5,945
	$24,506	$23,296

In July 2007 Twistbox entered into a debt financing agreement pursuant to the ValueAct Note amounting to $16,500, payable at 30 months. The holder of the ValueAct Note was granted first lien over all of the Company’s assets. The ValueAct Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The debt-financing agreement included certain restrictive covenants. In conjunction with the Merger described in Note 6, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay Media and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the ValueAct Note.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As described above, the Company had previously issued to ValueAct two warrants to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). One warrant entitled ValueAct to purchase up to a total of 1,093 shares of Common Stock at an exercise price of $7.55 per share (“$7.55 Warrant”). The other warrant entitled ValueAct to purchase up to a total of 1,093 shares of Common Stock at an initial exercise price of $5.00 per share (“$5.00 Warrant,” and together with the $7.55 Warrant, the “ValueAct Warrants”). On October 23, 2008, the Company and ValueAct entered into an allonge to each of the ValueAct Warrants. Among other things, the exercise price of each of the ValueAct Warrants was amended to be $4.00 per share. The price change resulted is an adjustment to the valuation of the warrants and therefore to the debt discount which is amortized over the life of the term of the debt.

On August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment (the “Third Amendment”) to the ValueAct Note. Among other things, the Third Amendment provides for the due date to be extended to July 31, 2010, an interest rate of 12.5% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due in January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions. There were no other significant changes.

As described above, the Company had previously issued to ValueAct warrants to purchase shares of the Company’s common stock. On August 14, 2009, the Company and ValueAct entered into an allonge to the warrant to purchase 1,093 shares of Common Stock. The exercise price of the Warrant was amended from $4.00 to $1.25 per share, and the termination date of the warrants was amended to July 14, 2010. The impact of the price change of the warrants is immaterial to the consolidated financial statements.

In addition the Company and the sellers of AMV Limited entered into an agreement which extended the maturity date of the Promissory Note (the “AMV Note”) which represents deferred purchase consideration in relation to the AMV acquisition, until July 31, 2010.

Minimum future obligations, including interest, under the ValueAct Note are $20,118 during the year ended September 30, 2010 including repayment of the principal.

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended September 30, 2009 and 2008, the Company paid management fees under the agreement of $90 and $90 respectively. For the six months ended September 30, 2009 and 2008, the Company paid management fees under the Agreement of $180 and $180 respectively.

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the three months ended September 30, 2009 and 2008. Rent expense was $52 and $52 respectively for the six months ended September 30, 2009 and 2008.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

11.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock authorized, issued and outstanding. The stock has a par value of $0.0001 per share. The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an if-converted basis and (3) a liquidation preference equal to the greater of $10, per share of Series A (subject to adjustment) or such amount that would have been paid on an if-converted basis.

Common Stock

In October 2009, the Company granted warrants to purchase 1,200 shares of common stock of the Company a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014.

12.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

13.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes paid in jurisdictions outside of the US and income taxes currently payable in foreign jurisdictions, primarily the United Kingdom based on revenue derived in that territory. AMV Limited had taxable income in the quarter which is subject to taxation in the United Kingdom. The effective tax rate used for calculation of the UK tax provision in the quarter was 28% and the difference between the US statutory rate of 34% and the effective rate of (43%) primarily relates to the taxes related to the Company’s UK operations and the increase in the reserve for deferred tax assets for the US operations.

As of September 30, 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed as at March 31, 2009.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. There were no unrecognized tax benefits not subject to valuation allowance as at September 30, 2009, and March 31, 2009. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended September 30, 2009:

	North		South	South	Other
	America	Europe	Africa	America	Regions	Consolidated

Three Months ended September 30, 2009 Net sales to unaffiliated customers	1,131	6,943	1,642	214	211	$10,141

Six Months ended September 30, 2009 Net sales to unaffiliated customers	3,043	13,754	3,029	309	89	$20,224

Property and equipment, net at September 30, 2009	632	530	-	2	8	$1,172

Our two largest customers accounted for 22% and 14%, respectively, of gross revenues in the three months ended September 30, 2009; and 21% and 15% in the six months ended September 30, 2009.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2014.

Following is a summary of future minimum payments under initial terms of leases at September 30, 2009:

Year Ending September 30
2010	$304
2011	175
2012	107
2013 and thereafter	280
Total minimum lease payments	$866

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $235 for the three months ended September 30, 2009; and $458 for the six months ended September 30, 2009.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of September 30, 2009 were as follows:

Minimum
Guaranteed
Year Ending September 30	Royalties
2010	$90
2011	120
Total minimum payments	$210

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $210 at September 30, 2009, because the Company has determined that recoupment is unlikely.

Other Obligations
As of September 30, 2009, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year at September 30, 2009.  Annual payments relating to these commitments at September 30, 2009 are as follows:

Year Ending September 30	Commitments
2010	$2,382
2011	724
2012	48
Total minimum payments	$3,154

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

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

16.	Subsequent Events

Management has evaluated subsequent events through November 16, 2009, the business date that this Quarterly Report on the Form 10-Q was filed with the SEC.

No subsequent were noted which would have a significant impact on the financial statements.

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

SUMMARY OF THE MERGER

Mandalay Media entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Mandalay Media (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

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

As part of the Merger, Mandalay Media agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitles ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitles ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, will be permanently increased to an exercise price of $7.55 per share.  Both warrants expire on July 30, 2011. The terms of the warrants were subsequently modified on October 23, 2008, as set forth below. We also entered into a Guaranty with ValueAct whereby Mandalay Media agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox is required to maintain a cash balance of not less than $2,500,000 at all times and Mandalay Media is required to maintain a cash balance of not less than $4,000,000 at all times. These covenants were subsequently amended as set forth below.

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

The AMV Note matures on July 31, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event Mandalay Media completes an equity financing which results in gross proceeds of over $6,000,000, Mandalay Media will prepay a portion of the Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000,000. In addition, if within nine months of the issuance date of the AMV Note, Mandalay Media completes a financing that results in gross proceeds of over $15,000,000, then Mandalay Media shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the AMV Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay Media, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay Media and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay Media and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay Media and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share. On August 14, 2009, Mandalay Media, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the Note increased from 10% to 12.5%.  Additionally, the Third Amendment provides that Twistbox may prepay the ValueAct Note in whole or in part at any time without penalty.  In the event of any such prepayment prior to January 31, 2010, in an aggregate amount of not less than 50% of the then outstanding and unpaid principal plus accrued interest under the ValueAct Note, the balance of the ValueAct Note shall be payable on the earlier of July 31, 2015, or the date when such amount becomes due and payable as a result of an event of default under the ValueAct Note (the earlier of such date, the “New Maturity Date”).  If Twistbox receives any net proceeds from a debt financing (other than any proceeds from a Company Receivables Facility as defined in the ValueAct Note) not to exceed $9,000,000, at least 50% of such proceeds shall be paid by Twistbox to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note; any indebtedness incurred by Twistbox in connection with such a prepayment shall be excluded from Twistbox’s covenants, as set forth in the Note, not to incur additional indebtedness.  If the Company receives any net proceeds from an equity financing, at least 50% of such proceeds shall be paid to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note, and the balance of the Note shall be payable on the New Maturity Date.  In the event Twistbox or the Company have made any prepayments in connection with a debt or equity financing, as applicable, which payments are greater than or equal to $9,000,000 in the aggregate, then the balance of the Note shall be payable on the New Maturity Date.  Lastly, if certain of the earn-out payments set forth in that certain Stock Purchase Agreement, by and among the Company, Jonathan Creswell, Nathaniel MacLeitch and the shareholders of AMV, dated as of October 23, 2008, as amended, have been paid, the Company and Twistbox agreed to maintain certain minimum combined cash balances.

Also, on August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 Shares of Common Stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”).  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties.

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

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenues
	Three Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Revenues by type:

Games	$1,223	$1,217
Other content	8,918	3,786
Total	$10,141	$5,003

Games revenue – expanded development revenue in the US in the period offset declines experienced in European platform management revenues. Games revenue includes both licensed and internally developed games for use on mobile phones.

The increase in other content revenues over the second quarter of fiscal 2009 is primarily due to the inclusion of revenues from AMV which was acquired in the third quarter of fiscal 2009.  This was partially offset by decreased carrier sales as a result of a very challenging European sales environment. Other content includes a broad range of licensed and internally-developed product delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues
	Three Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Cost of revenues:

License fees	$967	$1,785
Other direct cost of revenues	2,149	102

Total cost of revenues	$3,116	$1,887

Revenues	$10,141	$5,003

Gross margin	69.3%	62.3%

License fees represent costs payable to content providers for use of their intellectual property in products sold. License fees have decreased as  a result of reductions in the revenue share attributable to several licensed product arrangements and a significant change in mix towards product for which the rights have been acquired in perpetuity. In addition license fees in the quarter benefited from the reversal of previously accrued license fees in the quarter, following resolution with providers. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The improvement in margin is due the mix changes noted above and the impact of AMV, which has higher margin sales, and adjustments related to settlement agreements with certain content providers.

Operating Expenses
	Three Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Product development expenses	$1,358	$1,800

Sales and marketing expenses	3,024	1,004

General and administrative expenses	2,956	2,559

Amortization of intangible assets	177	137

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the second quarter of the prior year are primarily the result of restructuring during the year resulting in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns – advertising has increased significantly with the AMV Acquisition in October 2008 due to the “direct to consumer” nature of that business, with a significant element of direct marketing required to stimulate revenues. In addition, a significant portion of AMV’s employee base is classified as sales and marketing employees.

General and administrative expenses represent management and support personnel costs in each  of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expenses over the second quarter in the prior year is largely the result of higher professional costs in the quarter, including costs related to the company’s restructuring initiatives.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Expenses
	Three Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Interest and other income/(expense)	$(441)	$(583)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct and AMV Notes, foreign exchange transaction gains, and other income/expense.  The decrease in net expense compared to the second quarter of the prior year  relates to foreign exchange gains (versus losses in the prior year period) and miscellaneous income related to a asset disposals, partially offset by increased interest expense related to the increase in the balance due under the ValueAct Note, and the addition of the AMV Note, which represents deferred purchase consideration related to the AMV Acquisition;

Comparison of the Six Months Ended September 30, 2009 and 2008

Revenues
	Six Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Revenues by type:

Games	$2,525	$2,493
Other content	17,699	7,856

Total	$20,224	$10,349

Games revenue – expansion of the Play 4 Prizes platform and higher development revenue in the US offset declines in European games sales and platform management revenues. Games revenue includes both licensed and internally developed games for use on mobile phones.

The increase in other content revenues over the first half of fiscal 2009 over the prior year is primarily due to the inclusion of revenues from AMV Holding which was acquired in the third quarter of fiscal 2009.  This was partially offset by decreased carrier sales as a result of a very challenging European sales environment. Other content includes a broad range of licensed and internally-developed product delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues
	Six Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Cost of revenues:

License fees	$1,986	$3,934
Other direct cost of revenues	3,986	204

Total cost of revenues	$5,972	$4,138

Revenues	$20,224	$10,349

Gross margin	70.5%	60.0%

License fees represent costs payable to content providers for use of their intellectual property in products sold. License fees have decreased as  a result of reductions in the revenue share attributable to several licensed product arrangements and a significant change in mix towards product for which the rights have been acquired in perpetuity. In addition license fees in the half  benefited from the reversal of previously accrued license fees, following resolution with providers. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The improvement in margin is due the mix changes noted above and the impact of AMV, which has higher margin sales, and adjustments related to settlement agreements with certain content providers.

Operating Expenses

	Six Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Product development expenses	$2,780	$3,567

Sales and marketing expenses	6,405	2,283

General and administrative expenses	5,344	5,372

Amortization of intangible assets	354	274

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the same period of the prior year are primarily the result of restructuring during the year resulting in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns – advertising has increased significantly with the AMV Acquisition in October 2008 due to the “direct to consumer” nature of that business, with a significant element of direct marketing required to stimulate revenues. In addition, a significant portion of AMV’s employee base is classified as sales and marketing employees.

General and administrative expenses represent management and support personnel costs in each  of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  The net decrease in expenses over the same period in the prior year are the result of employee reductions and cost savings initiatives implemented during the period, offset by higher professional costs in the period, including costs related to the company’s restructuring initiatives.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Expenses
	Six Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Interest and other income/(expense)	$(956)	$(945)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct and AMV Notes, foreign exchange transaction gains, and other income/expense.  In the first half of fiscal 2009, the net expense included foreign exchange gains (versus losses in the prior year period)  and miscellaneous income related to a asset disposals,  which were offset by increased interest expense related to the increase in the balance due under the ValueAct Note, and the addition of the AMV Note, representing deferred purchase consideration related to the AMV Acquisition.

Financial Condition

Assets

 Our current assets totaled $14.7 million and $18.0 million at September 30, 2009 and March 31, 2009, respectively. Total assets were $87.2 million and $91.2 million at September 30, 2009 and March 31, 2009, respectively. The decrease in current assets is primarily due to the lower cash balances. The decrease in total assets is primarily due to the amortization of intangibles assets, as well as the movement in cash balances.

Liabilities and Working Capital

At September 30, 2009, our total liabilities were $39.3 million.  Our current liabilities totaled $39.3 million and $42.1 million at September 30, 2009 and March 31, 2009, respectively. The change in current liabilities was primarily related to the reduction in accounts payable and other current liabilities.  The Company had negative working capital of $24.7 million at September 30, 2009 and $24.1 million at March 31, 2009 as a result of the timing of maturity of the ValueAct Note.

Liquidity and Capital Resources
	Six Months Ended September 30,
	2009	2008
	unaudited	unaudited
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$172	$120
Cash flows used in operating activities	3,138	3,523
Cash flows used in investing activities	-	59

Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed significantly in the current period.  AMV has generally experienced profits and strongly positive cash flows. The primary sources of liquidity have historically been issuance of common and preferred stock, in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

Operating Activities

In the six months ended September 30, 2009, we used $3.1 million of net cash, flowing from the loss of $2.3 million as well as decreases in accounts payable of $2.2 million and in accrued license fees/other liabilities of $0.8 million, offset by non cash stock based compensation and depreciation and amortization.  In the six months ended September 30, 2008, we used $3.1 million of net cash in operating expenses. This primarily related to the net loss of $6.4 million, and reductions in accrued license fees/other liabilities of $1.7 million, partially offset by non cash stock based compensation and depreciation and amortization included in the net loss and increases in accounts payable.

As of September 30, 2009, the Company had approximately $2.8 million of cash. The Company has restructured its debt, as described in Note 8 to the financial statements.  Among other things, this provides for the due date to be extended to July 31, 2010, an interest rate of 12.5% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due in January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions. In addition the Company and the sellers of AMV Limited entered into an agreement which extended the maturity date of the AMV Note, which represents deferred purchase consideration in relation to the AMV Acquisition, until July 31, 2010.

The Company’s cash requirements will be dependent on actions taken to improve cash flow, including the debt restructuring and operational restructuring within the subsidiaries. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the ValueAct Note, payable at the end of the term, in July 2010, and interest payments under the AMV Note, payable at the end of the term, in July 2010. The ValueAct Note was amended during fiscal 2009 such that the Company may elect to add interest to the principal, with the full amount payable at the end of the term. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2014. Twistbox has entered into license agreements with various owners of brands and other intellectual property in order to develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them.  As of September 30, 2009, our largest customer represented approximately 12% of our gross accounts receivable outstanding.

Foreign Currency Risk

The functional currencies of our United States, United Kingdom and German operations are the United States Dollar, or USD, Pound Sterling and the Euro, respectively. A significant portion of our business is conducted in currencies other than the USD, the Pound or the Euro. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in the USD, Pound or the Euro. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Euro and pound sterling versus the USD and in the Euro versus the pound sterling. In the future, we may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Principal Executive Officer, Ray Schaaf, and Principal Financial Officer, Russell Burke, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e), as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Schaaf and Burke concluded that our disclosure controls and procedures are adequate and effective to ensure that material information was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the second quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on July 14, 2009. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on July 14, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2009, the Company granted a warrant to purchase 1,200,000 shares of Common Stock at an exercise price of $1.25 per share to Vivid Entertainment, LLC in connection with a Content License and Output Agreement. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

4.1	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC
10.1	Registration Rights Agreement, dated September 23, 2008, by and between Mandalay Media, Inc. and Vivid Entertainment, Inc.
31.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Russell Burke, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.1	Certification of Russell Burke, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Media, Inc.

Date: November 16, 2009	By:	/s/ Ray Schaaf
Ray Schaaf
President
(Authorized Officer and Principal Executive Officer)

Date: November 16, 2009
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)