Form 10-Q/A
period 2008-06-30
Mandalay Media, Inc.
filed 2009-12-04
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is filed by Mandalay Media, Inc. (the “Registrant”) to amend the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008 (the “Form 10-Q”).  The purpose of this Amendment is to add the unaudited interim financial statements for the quarter ended June 30, 2007 of Twistbox Entertainment, Inc., the Registrant’s wholly-owned subsidiary and to add Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to these unaudited interim financial statements per request of the Commission in a letter to the Registrant dated July 15, 2009. No other material changes were made to the Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements

Page(s)

Consolidated Balance Sheets for the Successor as of June 30, 2008 (Unaudited) and
March 31, 2008 (Audited)	1

Consolidated Statements of Operations (Unaudited) for the Successor’s three months ended
June 30, 2008 and June 30, 2007; and Predecessor’s three months ended June 30, 2007	2

Consolidated Statements of the Successor’s Stockholders’ Equity and Comprehensive Loss (Unaudited)
for the three months ended June 30, 2008	3

Consolidated Statements of Cash Flows (Unaudited) for the Successor’s three months ended
June 30, 2008 and June 30, 2007; and Predecessor’s three months ended June 30, 2007	4

Notes to Unaudited Consolidated Financial Statements	5-25

(In thousands, except share amounts)

	Successor
	June 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,987	$10,936
Accounts receivable, net of allowances	6,486	6,162
Note Receivable	2,025	-
Prepaid expenses and other current assets	775	531
Total current assets	16,273	17,629
Property and equipment, net	1,029	1,037
Other long-term assets	210	301
Intangible assets, net	19,541	19,780
Goodwill	61,377	61,377
TOTAL ASSETS	$98,430	$100,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,688	$2,399
Accrued license fees	3,856	3,833
Accrued compensation	589	688
Current portion of long term debt	631	248
Other current liabilities	2,126	2,087
Total currrent liabilities	9,890	9,255
Accrued license fees, long term portion	1,033	1,337
Long term debt, net of current portion	16,483	16,483
Total liabilities	$27,406	27,075

Commitments and contingencies (Note 15)

Stockholders equity
Preferred stock, 1,000 shares authorized
Series A Convertible Preferred Stock, 100,000 shares; authorized
at $0.0001 par value; 100,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
32,415,777 issued and outstanding at June 30, 2008;
32,149,089 issued and outstanding at March 31, 2008;	3	3
Additional paid-in capital	77,476	76,154
Accumulated other comprehensive income/(loss)	51	61
Accumulated deficit	(6,606)	(3,269)
Total stockholders' equity	71,024	73,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,430	$100,124

Mandalay Media, Inc. and Subsidiaries	2
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Successor		Predecessor
	3 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30
	2008	2007	2007

Revenues	$5,347	$-	$3,708

Cost of revenues
License fees	2,150	-	1,669
Other direct cost of revenues	102	-	169
Total cost of revenues	2,252	-	1,838
Gross profit	3,095	-	1,870

Operating expenses
Product development	1,766	-	2,491
Sales and marketing	1,280	-	1,352
General and administrative	2,813	264	1,176
Amortization of intangible assets	137	-	30
Total operating expenses	5,996	264	5,049
Loss from operations	(2,901)	(264)	(3,179)

Interest and other income/(expense)
Interest income	76	-	10
Interest (expense)	(484)	-	(55)
Foreign exchange transaction gain (loss)	131	-	68
Other (expense)	(86)	-	(202)
Interest and other income/(expense)	(363)	-	(179)

Loss before income taxes	(3,264)	(264)	(3,358)
Income tax provision	(73)	-	2

Net loss	$(3,337)	$(264)	$(3,356)

Preferred Stock Dividends	-	-	-

Net Loss attributable to Common Shareholders	$(3,337)	$(264)	$(3,356)

Basic and Diluted net loss per common share	$(0.10)	$(0.02)	$(0.43)

Weighted average common shares outstanding, basic and diluted	32,330	16,730	7,786

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

Three Months Ended June 30, 2008

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock
in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock
on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Deferred stock-based compensation					1,222			1,222

Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	4
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor		Predecessor
	3 Months Ended	3 Months Ended	3 Months Ended
	June 30,	June 30,	June 30,
	2008	2007	2007
Cash flows from operating activities
Net loss	$(3,337)	$(264)	$(3,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	317	-	105
Provision for doubtful accounts	(56)	-	22
Stock-based compensation	1,222	-	19
(Increase) / decrease in assets:
Accounts receivable	(268)	-	132
Prepaid expenses and other	(153)	-	2
Increase / (decrease) in liabilities:
Accounts payable	389	(60)	712
Accrued license fees	23	-	(747)
Accrued compensation	(99)	-	401
Other liabilities	118	-	(351)

Net cash used in operating activities	(1,844)	(324)	(3,061)

Cash flows from investing activities

Purchase of property and equipment	(70)	-	(145)
Issuance of Note Receivable	(2,025)	-	-
Repayment of notes receivable			13

Net cash used in investing activities	(2,095)	-	(132)

Cash flows from financing activities

Proceeds from the sale of preferred stock	-		3,000
Repayment of short-term debt			335
	-		-

Net cash provided by financing activities	-	-	3,335

Effect of exchange rate changes on cash and cash equivalents	(10)	-	53

Net increase/(decrease) in cash and cash equivalents	(3,949)	(324)	195

Cash and cash equivalents, beginning of period	10,936	5,742	631

Cash and cash equivalents, end of period	$6,987	$5,418	$826

Supplemental disclosure of cash flow information:

Interest paid	-	-	55
Taxes paid	(73)	-	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	5
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

1.	Organization

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

Twistbox Entertainment Inc. (formerly known as The WAAT Corporation) is incorporated in the State of Delaware.

Twistbox is considered the Predecessor entity and therefore, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the February 12, 2008 transaction and the period succeeding that date, respectively. The Company refers to the operations of Mandalay Media, Inc. and subsidiaries for both the Predecessor and Successor periods.

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

Mandalay Media, Inc. and Subsidiaries	6
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Twistbox is headquartered in the Los Angeles area and has offices in Europe and South America that provide local sales and marketing support for both mobile operators and third party distribution in their respective regions.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/T, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2008 and its results of operations for the Successor’s three months ended June 30, 2008 and 2007, and the Predecessor’s three months ended June 30, 2007.  These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of June 30, 2008 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

Mandalay Media, Inc. and Subsidiaries	7
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

In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, Twistbox recognizes as revenues the amount the carrier reports as payable upon the sale of Twistbox’s products, images or games. Twistbox has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;
•	carriers generally have significant control over the types of content that they offer to their subscribers;
•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;
•	carriers generally pay Twistbox a fixed percentage of their revenues or a fixed fee for each game;

Mandalay Media, Inc. and Subsidiaries	8
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;
•	carriers generally pay Twistbox a fixed percentage of their revenues or a fixed fee for each game;

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

Comprehensive Income/(Loss)
Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments. Total comprehensive loss for the successor for the three months ended June 30, 2008 was $3,347. Total comprehensive loss for the predecessor for the three months ended June 30, 2007 was $3,464.

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

Mandalay Media, Inc. and Subsidiaries	9
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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for the Successor was $424 and $40 for the periods ended June 30, 2008 and 2007, respectively.  Advertising expense for the Predecessor was $7 for the three months ended June 30, 2007.

Mandalay Media, Inc. and Subsidiaries	10
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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) for the Successor was  ($10) during the three month ended June 30, 2008.  The foreign currency translation adjustment (loss) for the Predecessor was $108 during the three month ended June 30, 2007.  The foreign currency translation adjustment (loss) has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

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

Mandalay Media, Inc. and Subsidiaries	11
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

Mandalay Media, Inc. and Subsidiaries	12
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

Mandalay Media, Inc. and Subsidiaries	13
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

Mandalay Media, Inc. and Subsidiaries	14
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

4.	Balance Sheet Components

Accounts Receivable

	June 30,	March 31,
	2008	2008
Accounts receivable	$6,598	$6,330
Less: allowance for doubtful accounts	(112)	(168)
	$6,486	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Successor had no significant write-offs or recoveries during the period ended June 30, 2008.  The Predecessor reserved $22 for the three months ended June 30, 2007 and $0 was written off against the allowance.

Note Receivable

	June 30,	March 31,
	2008	2008
Loan secured by Note inclusive of interest (refer Note 15)	$2,025	$-

Property and Equipment

	June 30,	March 31,
	2008	2007

Equipment	$708	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	234	228
Leasehold improvements	140	140
	1,163	1,093
Accumulated depreciation	(134)	(56)

	$1,029	$1,037

Depreciation expense for the Successor for the three months ended June 30, 2008 and 2007 was $86 and $75 respectively.  Depreciation expense for the Predecessor for the three months ended June 30, 2007 was $75.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $7 and $72 at June 30, 2008 and March 31, 2008, respectively. The Company has a commitment to pay $12 under these leases during the year ending June 30, 2009. These payments have a net present value of $11.

Mandalay Media, Inc. and Subsidiaries	15
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

5.	Description of Stock Plans

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Three Months Ended		Options tranferred
	June 30, 2008	Options Granted	from Twistbox
Expected life (years)	4	4 to 6	3 to 7
Risk-free interest rate	3.89	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	75.20%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%

Mandalay Media, Inc. and Subsidiaries	16
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

The exercise price for options outstanding at June 30, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2008	Price	Value

$0 - $1.00	8.07	2,448,047	$0.64	$5,536,245
$2.00 - $3.00	9.60	3,100,000	$2.69	$640,000
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.65	2,751,864	$4.57	$-
	9.17	8,299,911	2.71	$6,176,245

The exercise price for options exercisable at June 30, 2007 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	exercisable	Exercise	Intrinsic
Exercise Price	(Years)	at June 30, 2008	Price	Value

$0 - $1.00	8.02	2,206,502	$0.63	$5,018,365
$2.00 - $3.00	9.56	1,111,762	$2.69	$232,291
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.63	1,007,447	$4.70	$-
	8.79	4,325,711	2.10	5,250,656

Stock option expense for the Successor was $1,222 and $0 for the three months ended June 30, 2008 and 2007, respectively.  Stock option expense for the Predecessor was $19 for three months ended June 30, 2007.  Stock option expense is included primarily in general and administrative expense.

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

Mandalay Media, Inc. and Subsidiaries	17
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

Mandalay Media, Inc. and Subsidiaries	18
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

3 months ended
June 30, 2007

Revenues	$3,708
Cost of revenues	1,838
Gross profit/(loss)	1,870

Operating expenses net of interest
income and other expense	4,870
Income tax expense	(2)
Net loss	(3,356)

Basic and Diluted net loss per common share	$(0.43)

7.	Other Intangible Assets

	June 30,	March 31,
	2008	2008

Software	$1,611	$1,611
Trade Name / Trademark	13,030	13,030
Customer list	4,378	4,378
License agreements	886	886
	19,905	19,905
Accumulated amortization	(364)	(125)
	$19,541	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2008 and 2007 the Successor recorded amortization expense in the amount of $53 and $0, respectively in cost of revenues; and amortization expense in the amount of $72 and $0, respectively in operating expenses.  The Predecessor recorded $7 in cost of revenues and $23 in operating expenses for the three months ended June 30, 2007.

Mandalay Media, Inc. and Subsidiaries	19
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

As of June 30, 2008, the total expected future amortization related to intangible assets was as follows:

	12 Months ended June 30,
	2009	2010	2011	2012	2013	Thereafter
Software	$230	$230	$230	$230	$230	$373
Customer List	547	547	547	547	547	1,435
License Agreements	177	177	177	177	110	-
	$954	$954	$954	$954	$887	$1,808

8.	Debt

	June 30,	March 31,
	2008	2008
Short Term Debt
Capitalized lease liabilities, current portion	$12	$20
Senior Secured Note, accrued interest	619	228
	$631	$248

	June 30,	March 31,
	2008	2008
Long Term Debt
Senior Secured Note, long term portion, net of discount	$16,483	$16,483

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

Mandalay Media, Inc. and Subsidiaries	20
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

9.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (Agreement) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended June 30, 2008 and 2007, the Company paid management fees under the agreement of $90 and $90 respectively.

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the three months ended June 30, 2008 and 2007.

Twistbox Entertainment, Inc.

Lease of Premises
The Company leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $95 and $95 for the three months ended June 30, 2008 and 2007 respectively.

The Company is party to an oral agreement with a person affiliated with the Company with respect to a lease of an apartment in London.  Amount paid in connection with this lease was $18 and $18 for the three months ended June 30, 2008 and 2007 respectively.

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

Mandalay Media, Inc. and Subsidiaries	21
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

Mandalay Media, Inc. and Subsidiaries	22
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Series A Preferred Stock	100
Options under the Plan	7,000
Warrants not under the Plan	100
Warrants issued with units	6,205

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

Mandalay Media, Inc. and Subsidiaries	23
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

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the three months ended June 30, 2008 and net property and equipment at June 30, 2008 for the Successor:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended June 30, 2008
Net sales to unaffiliated customers	592	4,453	167	134	5,347
Property and equipment, net	858	170	-	-	1,029

Our largest single customer accounted for 40% of our revenue for the three months ended June 30, 2008.

The following information sets forth geographic information on our sales for the three months ended June 30, 2007; and property and equipment at June 30, 2007 for the Predecessor:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended June 30, 2007
Net sales to unaffiliated customers	3,228	255	77	148	3,708
Property and equipment, net	936	24	-	137	1,097

Our largest customer accounted for 59% of our gross sales for three months ended June 30, 2007.

Mandalay Media, Inc. and Subsidiaries	24
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at June 30, 2008:

Year Ending June 30,
2009	$269
2010	252
2011	11
Total minimum payments	$532

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for the Successor amounted to $210 and $0 for the three months ended June 30, 2008 and 2007, respectively.  Rental expense for the Predecessor amounted to $246 for the three months ended June 30, 2007.

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

Other Obligations
As of June 30, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at June 30, 2008.  Annual payments relating to these commitments at June 30, 2008 are as follows:

Mandalay Media, Inc. and Subsidiaries	25
Notes to Unaudited Consolidated Financial Statements
      (all numbers in thousands except per share amounts)

Year Ending June 30	Commitments
2009	3,132
2010	2,374
2011	1,127
2012	75
Total minimum payments	$6,708

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-QA, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Transitional Report on Form 10-KT for the Transition Period ended March 31, 2008. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Media, Inc. (“Mandalay”) through its sole operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

This discussion is included to compare the financial results of our successor to the financial results of our predecessor.

Comparison of the Three Months Ended June 30, 2008 (Successor) and Three Months Ended June 30, 2007(Predecessor)

Revenues

	Successor Predecessor Three Months Ended June 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,276	$988
Other content	4,071	2,720

Total	$5,347	$3,708

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects additional revenue associated with management of a carrier platform for games in Germany. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in other content revenue year over year relates to the launch of a new revenue stream related to management of carrier advertising platforms, and the expansion of direct to consumer activities in the US, as well as increased licensing revenue.

Cost of Revenues

	Successor Predecessor Three Months Ended June 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$2,150	$1,669
Other direct cost of revenues	102	169

Total Cost of Revenues	$2,252	$1,838

Revenues	5,347	$3,708

Gross Margin	57.9%	50.4%

License fees represents costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues includes amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in margin is the result of the addition of higher margin revenue streams, particularly platform management and licensing.

Operating Expenses

	Successor Predecessor Three Months Ended June 30,
	2008	2007
	(In thousands)

Product Development Expenses	$1,766	$2,491

Sales and Marketing Expenses	1,280	1,352

General and Administrative Expenses	2,813	1,176

Amortization of Intangible Assets	137	30

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the first quarter of the prior year, are primarily the result of restructuring during the year which resulted in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. A reduction in personnel costs was largely offset by increased advertising expenses.

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense over the first quarter in the prior year is largely the result of stock option expense of $1.2million, and additional management expenses at the holding company level.

Amortization of intangibles in the current quarter represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistox acquisition and attributed to operating expenses. Amortisation expenses in the first quarter of the prior year represents the amortization predecessor intangible assets related to prior acquisitions by Twistbox.

Other Expenses

	Successor Predecessor Three Months Ended June 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(363)	$(179)

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses. The increase year over year is a result of higher interest expense, since the secured note was initiated in July 2007.

	Successor Three Months	Predecessor Three Months
	Ended June 30,	Ended June 30,
	2008	2007
	(In thousands)	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(70)	(145)

Cash flows used in operating activities	(1,844)	(3,080)
Cash flows (used in)/ provided by investing activities	(2,095)	32
Cash flows (used in)/provided by financing activities	-	3,335

The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of the predecessor entity,Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

 Operating Activities

In the three months ended June 30, 2007 we used $3.1 million of net cash in operating expenses, primarily driven by the net loss for the period of $3.4 million offset by non-cash deprecation and bad debt expense and changes in working capital amounts. In the three months ended June 30, 2008, we used $1.8 million of net cash in operating expenses. This primarily related to the net loss of $3.4 million, an increase in a receivables of $0.3 million, partially offset by non cash stock based compensation and depreciation and amortization included in the net loss of $1.2million and $0.3 million respectively, and increases in accounts payable and other liabilities.

Investing Activities

In the three months ended June 30, 2007, $32,000 was provided by investing activities, the result of the proceeds of sale of repayment of advances to third parties. In the three months ended June 30, 2008, $2.1 million was used in investing activities, related to the bridge loan provided to Green Screen Interactive Software Inc. as part of a potential acquisition. The acquisition did not proceed and the loan was fully repaid with interest on July 7, 2008.

Financing Activities

In the three months ended June 30, 2007, $3.3 million was provided by financing activities, the result of the proceeds on sale of Series B-1 preferred stock by the predessor entity, Twistbox, as well as the repayment of short term debt to that entity.

Item 6.   Exhibits.

31.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Russell Burke, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.1	Certification of Russell Burke, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mandalay Media, Inc.

Date:	December 3, 2009	By:	/s/ Ray Schaaf
Ray Schaaf
President
(Authorized Officer and Principal Executive Officer)

Date:	December 3, 2009
		By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)