Form 10-Q/A
period 2008-09-30
Mandalay Media, Inc.
filed 2009-12-04
CIK 317788

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is filed by Mandalay Media, Inc. (the “Registrant”) to amend the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as originally filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2008 (the “Form 10-Q”).  The purpose of this Amendment is to add the unaudited interim financial statements for the quarter ended September 30, 2007 of Twistbox Entertainment, Inc., the Registrant’s wholly-owned subsidiary and to add Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to these unaudited interim financial statements per request of the Commission in a letter to the Registrant dated July 15, 2009. No other material changes were made to the Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements

Page(s)

Consolidated Balance Sheets for the Successor as of September 30, 2008 (Unaudited) and March 31, 2008 (Audited)	1

Consolidated Statements of Operations (Unaudited) for the Successor’s three and six months ended September 30, 2008 and September 30, 2007; and Predecessor’s three and six months ended September 30, 2007	2

Consolidated Statements of the Successor’s Stockholders’ Equity and Comprehensive Loss (Unaudited) for the six months ended September 30, 2008	3

Consolidated Statements of Cash Flows (Unaudited) for the Successor’s six months ended September 30, 2008 and September 30, 2007; and Predecessor’s six months ended September 30, 2007	4

Notes to Unaudited Consolidated Financial Statements	5-28

(In thousands, except share amounts)

	Successor
	September 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$7,122	$10,936
Accounts receivable, net of allowances	6,203	6,162
Prepaid expenses and other current assets	648	531

Total current assets	13,973	17,629

Property and equipment, net	993	1,037
Other long-term assets	206	301
Intangible assets, net	19,303	19,780
Goodwill	61,436	61,377
TOTAL ASSETS	$95,911	$100,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,325	$2,399
Accrued license fees	2,813	3,833
Accrued compensation	746	688
Current portion of long term debt	254	248
Other current liabilities	2,001	2,087
Total currrent liabilities	10,139	9,255

Accrued license fees, long term portion	668	1,337
Long term debt, net of current portion	16,483	16,483
Total liabilities	$27,290	27,075

Commitments and contingencies (Note 15)

Stockholders equity
Preferred stock, 1,000 shares authorized Series A Convertible Preferred Stock, 100,000 shares; authorized at $0.0001 par value; 100,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 32,449,449 issued and outstanding at September 30, 2008; 32,149,089 issued and outstanding at March 31, 2008;	3	3
Additional paid-in capital	78,220	76,154
Accumulated other comprehensive income/(loss)	(55)	61
Accumulated deficit	(9,647)	(3,269)
Total stockholders' equity	68,621	73,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,911	$100,124

Mandalay Media, Inc. and Subsidiaries	2
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Successor				Predecessor
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	3 Months Ended	6 Months Ended
	September 30	September 30	September 30	September 30	September 30	September 30
	2008	2007	2008	2007	2007	2007

Revenues	$5,003	$-	$10,349	$-	$3,356	$7,064

Cost of revenues
License fees	1,785	-	3,934	-	1,549	3,218
Other direct cost of revenues	102	-	204	-	100	269
Total cost of revenues	1,887	-	4,138	-	1,649	3,487
Gross profit	3,116	-	6,211	-	1,707	3,577

Operating expenses
Product development	1,800	-	3,567	-	2,301	4,792
Sales and marketing	1,004	-	2,283	-	1,202	2,554
General and administrative	2,559	544	5,372	911	1,144	2,320
Amortization of intangible assets	137	-	274	-	60	90
Total operating expenses	5,500	544	11,496	911	4,707	9,756
Loss from operations	(2,384)	(544)	(5,285)	(911)	(3,000)	(6,179)

Interest and other income/(expense)
Interest income	44	89	121	165	90	100
Interest (expense)	(468)	-	(952)	-	(271)	(326)
Foreign exchange transaction gain (loss)	(57)	-	73	-	36	104
Other (expense)	(102)	-	(187)	-	(50)	(252)
Interest and other income/(expense)	(583)	89	(945)	165	(195)	(374)
Loss before income taxes	(2,967)	(455)	(6,230)	(746)	(3,195)	(6,553)
Income tax provision	(74)	1	(148)	1	(2)	-

Net Loss attributable to Common Shareholders	$(3,041)	$(454)	$(6,378)	$(745)	$(3,197)	$(6,553)
Basic and Diluted net loss per common share	$(0.09)	$(0.02)	$(0.20)	$(0.04)	$(0.41)	$(0.84)

Weighted average common shares outstanding, basic and diluted	32,423	20,480	32,377	18,588	7,786	7,786

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Deferred stock-based compensation					1,222			1,222

Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

Net Loss							(3,041)	(3,041)	(3,041)
Issuance of common stock on cashless exercise of warrants	33,672	0						0
Foreign currency translation gain/(loss)						(106)		(106)	(106)
Deferred stock-based compensation					744			744

Comprehensive loss									$(3,147)

Balance at September 30, 2008	32,449,449	$3	100,000	$100	$78,220	$(55)	$(9,647)	$68,621

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	4
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor		Predecessor
	6 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,
	2008	2007	2007
Cash flows from operating activities
Net loss	$(6,378)	$(745)	$(6,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642	-	212
Allowance for doubtful accounts	(45)	-	22
Stock-based compensation	1,966	-	58
(Increase) / decrease in assets:
Accounts receivable	4	-	1,018
Prepaid expenses and other	(22)	(9)	(987)
Increase / (decrease) in liabilities:
Accounts payable	2,022	223	(163)
Accrued license fees	(1,020)	-	(2,169)
Accrued compensation	58	-	283
Other liabilities	(750)	-	-
Accrued expenses			813

Net cash used in operating activities	(3,523)	(531)	(7,466)

Cash flows from investing activities

Purchase of property and equipment	(120)	-	(261)
Transaction costs related to merger with Twistbox	(59)	-
Repayment of advance to related party			36

Net cash used in investing activities	(179)	-	(225)

Cash flows from financing activities

Proceeds from the sale of common stock	-	2,493
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the issuance of debt, net of costs			16,480
Repayment of debt	-	-	(1,759)

Net cash provided by financing activities	-	2,493	17,721

Effect of exchange rate changes on cash and cash equivalents	(112)	-	65

Net increase/(decrease) in cash and cash equivalents	(3,814)	1,962	10,095

Cash and cash equivalents, beginning of period	10,936	5,418	631

Cash and cash equivalents, end of period	$7,122	$7,380	$10,726

Supplemental disclosure of cash flow information:

Interest paid	-	-	315
Taxes paid	(148)	-	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	5
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

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

Twistbox Entertainment Inc. (formerly known as The WAAT Corporation) is incorporated in the State of Delaware.

Twistbox is considered the Predecessor entity and therefore, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the February 12, 2008 transaction and the period succeeding that date, respectively. The Company refers to the operations of Mandalay Media, Inc.  and subsidiaries for both the Predecessor and Successor periods.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/T, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2008 and its results of operations for Successor’s three months and the six months ended September 30, 2008 and 2007, and the Predecessor’s three and six months ended September 30, 2007.  These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of September 30, 2008 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

Comprehensive Income/(Loss)
Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments. Total comprehensive loss for the successor for the six and three months ended September 30, 2008 was $6,494 and $3,147, respectively. Total comprehensive loss for the predecessor for the six and three months ended September 30, 2007 was $6,455 & $3,207, respectively.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for the Successor was $139 and $64 for the three months ended September 30, 2008 and 2007, respectively and $563 and $64 for the six months ended September 30, 2008 and 2007, respectively.  Advertising expense for the Predecessor was $69 for the three months ended September 30, 2007 and $76 for the six months ended September 30, 2007.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) for the Successor was ($106) for the three months ended September 30, 2008 and ($116) for the six months ended September 30, 2008.  The foreign currency translation adjustment (loss) for the Predecessor was $(10) for the three months ended September 30, 2007 and $98 for the six months ended September 30, 2007.  The foreign currency translation adjustment (loss) has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss. Translation gains or losses are shown as a separate component of retained earnings.

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

Mandalay Media, Inc. and Subsidiaries	14
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

4.	Balance Sheet Components

Accounts Receivable

	September 30,	March 31,
	2008	2008

Accounts receivable	$6,326	$6,330
Less: allowance for doubtful accounts	(123)	(168)
	$6,203	$6,162

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.  During the three months ended September 30, 2008 $11 was provided and $0 was written off against the allowance for the Successor. During the six months ended September 30, 2008, $11 was provided and $56 was written off against the allowance for the Successor.  For the three months ended September 30, 2007 the Predecessor reserved $0 and $0 was written off against the allowance.  For the six months ended September 30, 2007 the Predecessor reserved $22 and $0 was written off the against allowance.

Property and Equipment

	September 30,	March 31,
	2008	2008

Equipment	$758	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	234	228
Leasehold improvements	140	140
	1,213	1,093
Accumulated depreciation	(220)	(56)
	$993	$1,037

Depreciation expense for the Successor for the three months ended September 30, 2008 and 2007 was $86 and $0, respectively; and for the six months ended September 30, 2008 and 2007 was $164 and $0, respectively.

Depreciation expense for the Predecessor for the three months ended September 30, 2007 was $26 and for the six months ended September 30, 2007 was $101.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $10 and $72 at September 30, 2008 and March 31, 2008, respectively. The Company has a commitment to pay $5 under these leases during the year ending September 30, 2009. These payments have a net present value of $5.

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
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options outstanding at September 30, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2008	Price	Value

$0 - $1.00	7.84	2,359,053	$0.64	$4,149,322
$2.00 - $3.00	9.41	3,450,000	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.40	2,751,864	$4.57	$-
	8.97	8,560,917	$2.72	$4,149,322

The exercise price for options exercisable at September 30, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2008	Price	Value

$0 - $1.00	7.80	2,183,736	$0.63	$3,863,862
$2.00 - $3.00	9.32	1,418,708	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.39	815,700	$4.61	$-
	8.58	4,418,144	$2.02	3,863,862

Stock option expense for the Successor was $744 and $64 for the three months ended September 30, 2008 and 2007 respectively; and $1,966 and $64 for the six months ended September 30, 2008 and 2007 respectively.  Stock option expense for the Predecessor was $39 and $58 for the three and six months ended September 30, 2007.  Stock option expense is included primarily in general and administrative expense.

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

	3 months ended	6 months ended
	September 30, 2007	September 30, 2007

Revenues	$3,356	$7,064
Cost of revenues	1,649	3,487
Gross profit/(loss)	1,707	3,577

Operating expenses net of interest income and other expense	5,595	11,353
Income tax expense	-	-
Net loss	(3,888)	(7,776)

Basic and Diluted net loss per common share	$(0.19)	$(0.42)

7.	Other Intangible Assets

	September 30,	March 31,
	2008	2008

Software	$1,611	$1,611
Trade Name / Trademark	13,030	13,030
Customer list	4,378	4,378
License agreements	886	886
	19,905	19,905
Accumulated amortization	(602)	(125)
	$19,303	$19,780

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2008 and 2007, the Successor recorded amortization expense in the amount of $102 and $0, respectively, in cost of revenues; and amortization expense in the amount of $137 and $0 respectively in operating expenses. During the six months ended September 30, 2008 and 2007 the Successor recorded amortization expense in the amount of $204 and $0 respectively, in cost of revenues; and amortization expense in the amount of $274 and $0, respectively, in operating expenses.

Mandalay Media, Inc. and Subsidiaries	19
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

During the three months ended September 30, 2007, the Predecessor recorded amortization expense in the amount of $6 in cost of revenues; and amortization expense in the amount of $24 in operating expenses.  During the six months ended September 30, 2007 the Predecessor recorded amortization expense in the amount of $13 in cost of revenues; and amortization expense in the amount of $47 in operating expenses.

As of September 30, 2008, the total expected future amortization related to intangible assets was as follows:

	12 Months ended September 30,
	2009	2010	2011	2012	2013	Thereafter
Software	$230	$230	$230	$230	$230	$315
Customer List	547	547	547	547	547	1,298
License Agreements	177	177	177	177	65	-
	$954	$954	$954	$954	$842	$1,613

8.	Debt

	September 30,	March 31,
	2008	2008
Short Term Debt
Capitalized lease liabilities, current portion	$6	$20
Senior secured note, accrued interest	248	228
	$254	$248

	September 30,	March 31,
	2008	2008
Long Term Debt
Senior Secured Note, long term portion, net of discount	$16,483	$16,483

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

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the three and six months ended September 30, 2008 and net property and equipment at September 30, 2008 for the Successor:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended September 30, 2008
Net sales to unaffiliated customers	460	4,208	167	168	5,003

Six Months ended September 30, 2008
Net sales to unaffiliated customers	1,671	7,813	352	514	10,349

Property and equipment, net at September 30, 2008	833	160	-	-	993

Our largest single customer accounted for 45% of our revenue in the three months ended September 30, 2008; and 40% of our revenue in the six months ended September 30, 2008.

The following information sets forth geographic information on our sales for the three and six months ended September 30, 2007; and property and equipment at September 30, 2007 for the Predecessor:

	North		South	Other
	America	Europe	America	Regions	Consolidated
Three Months ended September 30, 2007
Net sales to unaffiliated customers	(2,745)	5,874	94	133	3,356

Six Months ended September 30, 2007
Net sales to unaffiliated customers	483	6,129	171	281	7,064

Property and equipment, net at September 30, 2007	917	23	-	196	1,136

Our largest customer accounted for 57% of our gross sales for six months ended September 30, 2007.

Mandalay Media, Inc. and Subsidiaries	25
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at September 30, 2008:

Year Ending September 30
2009	$376
2010	$272
2011	$18
Total minimum lease payments	$666

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for the Successor amounted to $183 and $0 for the three months ended September 30, 2008 and 2007, respectively; and $393 $0 for the six months ended September 30, 2008 and 2007, respectively.  Rental expense for the Predecessor amount to $234 and $480 for the three and six months ended September 30, 2007.

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

Minimum
Guaranteed
Year Ending September 30	Royalties
2009	1,597
2010	1,560
2011	810
2012	-
Total minimum payments	$3,967

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

Other Obligations
As of September 30, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year at September 30, 2008.  Annual payments relating to these commitments at September 30, 2008 are as follows:

Mandalay Media, Inc. and Subsidiaries	26
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Year Ending September 30	Commitments
2009	2,949
2010	2,115
2011	805
2012	-
Total minimum payments	$5,869

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

Acquisition of AMV Holding Limited Group

The Company entered into a Stock Purchase Agreement on October 8, 2008, as amended on October 23 (the “Agreement”), with Jonathan Cresswell (“Cresswell”), Nathaniel MacLeitch (“MacLeitch,” and together with Cresswell, the “Founding Sellers”) and certain shareholders of AMV Holding Limited, a United Kingdom private limited company (“AMV”) signatories thereto (the “Non-Founding Sellers”), pursuant to which the Company would acquire 100% of the issued and outstanding share capital of AMV and 80% of the issued and outstanding share capital of Fierce Media Limited, a United Kingdom private limited company (“Fierce,” and together with AMV, the “Acquired Companies”) (the “Acquisition”, and all of the Shares collectively “the “Shares”).

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

Mandalay Media, Inc. and Subsidiaries	27
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

Mandalay Media, Inc. and Subsidiaries	28
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

This discussion is included to compare the financial results of our successor to the financial results of predecessor.

Comparison of the Three Months Ended September 30, 2008 (Successor) and the Three Months Ended September 30, 2007 (Predecessor)

Revenues

	Successor	Predecessor
	Three Months Ended September 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,217	$930
Other content	3,786	2,426

Total	$5,003	3,356

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects additional revenue associated with management of a carrier platform for games in Germany, and additional development projects out of our games studio in the quarter. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in other content revenue year over year relates to new revenue streams related to management of carrier advertising platforms and addition aggregation, and the expansion of direct to consumer activities in the US, as well as increased licensing revenue.

Cost of Revenues

	Successor	Predecessor
	Three Months Ended September 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$1,785	$1,549
Other direct cost of revenues	102	100

Total Cost of Revenues	$1,887	$1,649

Revenues	5,003	$3,356

Gross Margin	62.3%	50.9%

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

Operating Expenses

	Successor	Predecessor
	Three Months Ended September 30,
	2008	2007
	(In thousands)

Product Development Expenses	$1,800	$2,301

Sales and Marketing Expenses	1,004	1,202

General and Administrative Expenses	2,559	1,144

Amortization of Intangible Assets	137	60

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the second quarter of the prior year, are primarily the result of restructuring during the year which resulted in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. A reduction in personnel costs was largely offset by increased advertising expenses.

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense over the first quarter in the prior year is largely the result of stock option expense of $1.2 million, and additional management expenses at the holding company level.

Amortization of intangibles in the current quarter represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. Amortization expenses in the first quarter of the prior year represents the amortization predecessor intangible assets related to prior acquisitions by Twistbox.

Other Expenses

	Successor	Predecessor
	Three Months Ended September 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(583)	$(195)

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense. The increase year over year is a result of an additional month of interest expense, since the secured note was initiated in July 2007, and foreign exchange losses versus gains in the prior period.

Comparison of the Six Months Ended September 30, 2008 and 2007

Revenues

	Successor	Predecessor
	Six Months Ended September 30,
	2008	2007
	(In thousands)

Revenues by type:

Games	$2,493	$1,918
Other content	7.856	5,146

Total	$10,349	7,064

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects additional revenue associated with management of a carrier platform for games in Germany, and additional development projects out of our games studio in the quarter. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in other content revenue year over year relates to new revenue streams related to management of carrier advertising platforms and addition aggregation, and the expansion of direct to consumer activities in the US, as well as increased licensing revenue.

Cost of Revenues

	Successor	Predecessor
	Six Months Ended September 30,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$3,934	$3,218
Other direct cost of revenues	204	269

Total Cost of Revenues	$4,138	$3,487

Revenues	10,349	$7,064

Gross Margin	60.0%	49.4%

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

Operating Expenses

	Successor	Predecessor
	Six Months Ended September 30,
	2008	2007
	(In thousands)

Product Development Expenses	$3,567	$4,792

Sales and Marketing Expenses	2,283	2,554

General and Administrative Expenses	5,372	2,320

Amortization of Intangible Assets	274	90

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the first six months of the prior year, are primarily the result of restructuring during the year which resulted in a reduction in employees, particularly in the product development areas.

Sales and Marketing Expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. A reduction in personnel costs was partly offset by increased advertising expenses.

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense over the first quarter in the prior year is largely the result of stock option expense of $2.0 million, and additional management expenses at the holding company level.

Amortization of intangibles in the current quarter represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. Amortization expenses in the first half of the prior year represents the amortization of predecessor intangible assets related to prior acquisitions by Twistbox.

Other Expenses

	Successor	Predecessor
	Six Months Ended September 30,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(945)	$(374)

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense. The increase year over year is a result of an additional four months of interest expense, since the secured note was initiated in July 2007.

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