Form 10-Q/A
period 2008-12-31
Mandalay Media, Inc.
filed 2009-12-04
CIK 317788

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is filed by Mandalay Media, Inc. (the “Registrant”) to amend the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the “Commission”) on February 20, 2009 (the “Form 10-Q”).  The purpose of this Amendment is to add the unaudited interim financial statements for the quarter ended December 31, 2007 of Twistbox Entertainment, Inc., the Registrant’s wholly-owned subsidiary and to add Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to these unaudited interim financial statements per request of the Commission in a letter to the Registrant dated July 15, 2009. No other material changes were made to the Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements

Page(s)

Consolidated Balance Sheets for the Successor as of December 31, 2008 (Unaudited)
and March 31, 2008 (Audited)	1

Consolidated Statements of Operations (Unaudited) for the Successor’s three and nine months ended December 31, 2008 and December 31, 2007; and Predecessor’s three and nine months
ended December 31, 2007	2

Consolidated Statements of the Successor’s Stockholders’ Equity and Comprehensive Loss (Unaudited)
for the nine months ended December 31, 2008	3

Consolidated Statements of Cash Flows (Unaudited) for the Successor’s nine months ended
December 31, 2008 and December 31, 2007; and Predecessor’s nine months ended December 31, 2007	4

Notes to Unaudited Consolidated Financial Statements	5-29

(In thousands, except share amounts)

	Successor
	December 31,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,411	$10,936
Accounts receivable, net of allowances	11,835	6,162
Prepaid expenses and other current assets	798	531
Total current assets	19,044	17,629
Property and equipment, net	1,266	1,037
Other long-term assets	278	301
Intangible assets, net	20,366	19,780
Goodwill	84,124	61,377
TOTAL ASSETS	$125,078	$100,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,930	$2,399
Accrued license fees	2,749	3,833
Accrued compensation	674	688
Current portion of long term debt	3	248
Other current liabilities	6,317	2,087
Total currrent liabilities	19,673	9,255
Accrued license fees, long term portion	530	1,337
Long term debt, net of current portion	23,089	16,483
Other long-term liabilities	57	-
Total liabilities	$43,349	27,075

Commitments and contingencies (Note 14)

Stockholders equity
Preferred stock
Series A Convertible Preferred Stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000 at December 31, 2008	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
38,965,643 issued and outstanding at December 31, 2008;
32,149,089 issued and outstanding at March 31, 2008;	4	3
Additional paid-in capital	93,486	76,154
Accumulated other comprehensive income/(loss)	340	61
Accumulated deficit	(12,201)	(3,269)
Total stockholders' equity	81,729	73,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,078	$100,124

Mandalay Media, Inc. and Subsidiaries	2
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Successor				Predecessor
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	3 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2007	2007

Revenues	$11,005	$-	$21,354	$-	$4,019	$11,083

Cost of revenues
License fees	1,670	-	5,604	-	1,330	4,548
Other direct cost of revenues	2,264	-	2,468	-	-	269
Total cost of revenues	3,934	-	8,072	-	1,330	4,817
Gross profit	7,071	-	13,282	-	2,689	6,266

Operating expenses
Product development	1,563	-	5,130	-	1,761	6,553
Sales and marketing	4,243	-	6,526	-	987	3,541
General and administrative	2,173	1,278	7,545	2,189	1,036	3,356
Amortization of intangible assets	177	-	451	-	30	120
Total operating expenses	8,156	1,278	19,652	2,189	3,814	13,570

Loss from operations	(1,085)	(1,278)	(6,370)	(2,189)	(1,125)	(7,304)

Interest and other income/(expense)
Interest income	21	91	141	256	92	192
Interest (expense)	(465)	-	(1,417)	-	(553)	(879)
Foreign exchange transaction gain (loss)	(418)	-	(345)	-	52	156
Other (expense)	(276)	-	(463)	-	252	-
Interest and other income/(expense)	(1,138)	91	(2,084)	256	(157)	(531)

Loss before income taxes	(2,223)	(1,187)	(8,454)	(1,933)	(1,282)	(7,835)

Income tax provision	(350)	1	(497)	2	(42)	(42)
Minority interest in consolidated subsidiaries	19	-	19	-	-	-

Net loss	$(2,554)	$(1,186)	$(8,932)	$(1,931)	$(1,324)	$(7,877)

Basic and Diluted net loss per common share	$(0.07)	$(0.05)	$(0.26)	$(0.09)	$(0.17)	$(1.01)

Comprehensive loss	$(2,159)	$(1,186)	$(8,653)	$(1,931)	$(1,315)	$(7,770)

Weighted average common shares outstanding, basic and diluted	37,366	21,730	34,028	21,902	7,786	7,786

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(3,337)	(3,337)	(3,337)
Issuance of common stock
in satisfaction of amount payable	25,000	0			100			100
Issuance of common stock
on cashless exercise of warrants	241,688	0						0
Foreign currency translation gain/(loss)						(10)		(10)	(10)
Stock-based compensation					1,222			1,222
Comprehensive loss									$(3,347)

Balance at June 30, 2008	32,415,777	$3	100,000	$100	$77,476	$51	$(6,606)	$71,024

Net Loss							(3,041)	(3,041)	(3,041)
Issuance of common stock
on cashless exercise of warrants	33,672	0						0
Foreign currency translation gain/(loss)						(106)		(106)	(106)
Stock-based compensation					744			744
Comprehensive loss									$(3,147)

Balance at September 30, 2008	32,449,449	$3	100,000	$100	$78,220	$(55)	$(9,647)	$68,621

Net Loss							(2,554)	(2,554)	(2,554)
Issuance of common stock
related to acquisition	4,500,000	1			9,899			9,900
Adjustment in valuation of warrants in connection with the acquisition					313			313
Issuance of common stock
in satisfaction of amount payable	45,000	0			79			79
Issuance of common stock
on cashless exercise of warrants	285,800	0						0
Issuance of common stock
net of issuance costs	1,685,394	0			4,354			4,354
Foreign currency translation gain/(loss)						395		395	395
Stock-based compensation					621			621
Comprehensive loss									$(2,159)

Balance at December 31, 2008	38,965,643	$4	100,000	$100	$93,486	$340	$(12,201)	$81,729

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	4
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor		Predecessor
	9 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,
	2008	2007	2007
Cash flows from operating activities
Net loss	$(8,932)	$(1,931)	$(7,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	-	334
Allowance for doubtful accounts	50	-	22
Stock-based compensation	2,587	1,036	131
(Increase) / decrease in assets:
Accounts receivable	3,424	-	136
Prepaid expenses and other	(24)	-	(1,422)
Increase / (decrease) in liabilities:
Accounts payable	(2,721)	399	1,484
Accrued license fees	(1,064)	-	(3,511)
Accrued compensation	(14)	-	121
Other liabilities	43	-	1,048
Accrued expenses			(119)

Net cash used in operating activities	(5,591)	(496)	(9,653)

Cash flows from investing activities

Purchase of property and equipment	(101)	-	(301)
Transaction costs	(812)	(141)	-
Cash used in acquisition of subsidiary	(5,470)	-	-
Cash acquired with purchase of subsidiary	3,020	-	-
Repayment of notes receivable	-	-	25
Repayment of advance to related party	-	-	20

Net cash used in investing activities	(3,363)	(141)	(256)

Cash flows from financing activities

Proceeds from the sale of common stock (net of issuance costs)	4,354	2,473	-
Installment payments related to prior acquisition	(54)	-	-
Proceeds from the issuance of debt, net of costs	-	-	16,480
Proceeds from the sale of Series B-1 preferred stock	-	-	3,000
Repayment of short-term debt	-	-	(2,010)

Net cash provided by financing activities	4,300	2,473	17,470

Effect of exchange rate changes on cash and cash equivalents	129	-	74

Net increase/(decrease) in cash and cash equivalents	(4,525)	1,836	7,635

Cash and cash equivalents, beginning of period	10,936	5,418	631

Cash and cash equivalents, end of period	$6,411	$7,254	$8,266

Supplemental disclosure of cash flow information:

Interest paid	(183)	-	252
Taxes paid	(270)	-	42

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	5
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the “Company”), formerly Mediavest, Inc., was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6).  On September 14, 2007, the Company was re-incorporated in the state of Delaware as Mandalay Media Inc.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/T, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Successor’s financial position as of December 31, 2008 and its results of operations for the three months and the nine months ended December 31, 2008 and 2007, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2008 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

Comprehensive Income/(Loss)
Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments. Total comprehensive loss for the successor for nine and three months ended December 31, 2008 was $8,653 and $2,159, respectively. Total comprehensive loss for the predecessor for the nine and the three months ended December 31, 2007 was $7,770 and $1,315, respectively.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for the Successor was $2,487 and $0 in the three months ended December 31, 2008 and 2007, respectively, and $3,060 and $0 in the nine months ended December 31, 2008 and 2007, respectively.  Advertising expense for the Predecessor was $202 for the three months ended December 31, 2007 and $278 for the nine months ended December 31, 2007.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) for the Successor was $395 for the three months ended December 31, 2008 and $279 for the nine months ended December 31, 2008.  The foreign currency translation adjustment (loss) for the Predecessor was $9 for the three months ended December 31, 2007 and $108 for the nine months ended December 31, 2007.  The foreign currency translation adjustment (loss) has been reported as a component of comprehensive loss in the consolidated statement of stockholders equity and comprehensive loss.  Translation gains or losses are shown as a separate component of retained earnings.

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

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. Unbilled receivables were $6,861 at December 31, 2008 and $983 at March 31, 2008.  During the three months ended December 31, 2008 $95 was provided and $0 was written off against the allowance for the Successor. During the nine months ended December 31, 2008, $106 was provided and $56 was written off against the allowance Successor.  For the three months ended December 30, 2007 the Predecessor reserved $0 and $0 was written off against the allowance.  For the nine months ended December 31, 2007 the Predecessor reserved $22 and $0 was written off the against allowance.

Mandalay Media, Inc. and Subsidiaries	15
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Property and Equipment

	December 31,	March 31,
	2008	2008

Equipment	$1,067	$654
Equipment subject to capitalized lease	81	71
Furniture & fixtures	312	228
Leasehold improvements	140	140
	1,600	1,093
Accumulated depreciation	(334)	(56)
	$1,266	$1,037

Depreciation expense for the Successor for the three months ended December 31, 2008 and 2007 was $113 and $0, respectively; and for the nine months ended December 31, 2008 and 2007 was $278 and $0, respectively.

Depreciation expense for the Predecessor was $143 and $244 for the three and nine months ended December 31, 2007.

Capital Lease
Accumulated depreciation associated with the equipment under capital lease noted above was $10 and $72 at December 31, 2008 and March 31, 2008, respectively.  The Company has a commitment to pay $0 under these leases during the year ending December 31, 2009. These payments have a net present value of $0.

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
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options exercisable at December 31, 2008 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2008	Price	Value

$0 - $1.00	7.56	2,157	$0.63	$2,412,438
$2.00 - $3.00	9.02	1,620	$2.66	$-
$3.00 - $4.00	-	-	$-	$-
$4.00 - $5.00	9.14	822	$4.61	$-
	8.36	4,599	$2.06	2,412,438

Stock option expense for the Successor was $621 and $711 for the three months ended December 31, 2008 and 2007 respectively; and $2,587 and $1,032 for the nine months ended December 31, 2008 and 2007 respectively.  Stock option expense for the Predecessor was $73 and $131 for the three and nine months ended December 31, 2007.  Stock option expense is included primarily in general and administrative expense.

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

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended December 31, 2008 and 2007, the Successor recorded amortization expense in the amount of $128 and $0, respectively, in cost of revenues; and amortization expense in the amount of $177 and $0 respectively in operating expenses. During the nine months ended December 31, 2008 and 2007, the Successor recorded amortization expense in the amount of $331 and $0, respectively, in cost of revenues; and amortization expense in the amount of $451 and $0, respectively, in operating expenses.

During the three months ended December 31, 2007, the Predecessor recorded amortization expense in the amount of $7 in cost of revenues; and amortization expense in the amount of $23 in operating expenses.  During the nine months ended December 31, 2007 the Predecessor recorded amortization expense in the amount of $20 in cost of revenues; and amortization expense in the amount of $70 in operating expenses.

Mandalay Media, Inc. and Subsidiaries	22
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of December 31, 2008, the total expected future amortization related to intangible assets was as follows:

	12 Months ended December 31,
	2009	2010	2011	2012	2013	Thereafter
Software	$334	$334	$308	$230	$230	$257
Customer List	547	547	547	547	547	1,162
License Agreements	177	177	177	177	21	-
Non-compete agreements	162	121	-	-	-	-
	$1,220	$1,179	$1,032	$954	$798	$1,419

8.	Debt

	December 31,	March 31,
	2008	2008

Short Term Debt

Capitalized lease liabilities, current portion	$3	$20
Senior secured note, accrued interest	-	228
	$3	$248

	December 31,	March 31,
	2008	2008

Long Term Debt

Senior Secured Note, long term portion, net of discount	$17,102	$16,483
Secured Note, long term portion	5,818	-
Deferred purchase consideration, long term portion	169	-
	$23,089	$16,483

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
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at December 31, 2008 and December 31, 2007. The Company recognized no interest and penalties on income taxes in its statement of operations for the three months or the nine months ended December 31, 2008 and 2007 . Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

13.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the three and nine months ended December 31, 2008 and net property and equipment at December 31, 2008 for the Successor:

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

	North America	Europe	South America	Other Regions	Consolidated
Three Months ended December 31, 2007
Net sales to unaffiliated customers	420	3,359	123	117	4,019

Nine Months ended December 31, 2007
Net sales to unaffiliated customers	903	9,488	294	398	11,083

Property and equipment, net at December 31, 2007	866	20	-	198	1,084

The  Predecessor’s largest customer accounted for 54.6% of our gross sales for nine months ended September 30, 2007.

Mandalay Media, Inc. and Subsidiaries	28
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at December 31, 2008:

Year Ending December 31
2009	$412
2010	$193
2011	$-
Total minimum lease payments	$605

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for the Successor amounted to $254 and $0 for the three months ended December 31, 2008 and 2007, respectively; and $621 and $0 for the nine months ended December 31, 2008 and 2007, respectively.  Rental expense for the Predecessor amount to $152 and $632 for the three and nine months ended December 31, 2007.

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

Other Obligations
As of December 31, 2008, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 9 with initial terms greater than one year at December 31, 2008.  Annual payments relating to these commitments at December 31, 2008 are as follows:

Mandalay Media, Inc. and Subsidiaries	29
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Year Ending December 31	Commitments
2009	2,907
2010	2,449
2011	379
2012	-
Total minimum payments	$5,735

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

This discussion is included to compare the financial results of our successor to the financial results of our predecessor.

Comparison of the Three Months Ended December 31, 2008 and 2007

Revenues

	Successor	Predecessor
	Three Months Ended December 31,
	2008	2007
	(In thousands)

Revenues by type:

Games	$1,245	$1,011
Other content	9,760	3,008

Total	$11,005	4,019

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects additional revenue associated with the rollout of the Company’s Play for Prizes platform, and higher sell through of other games product in the quarter. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in revenues in the three months ended December 31, 2008 over the prior year relates to the additional revenues resulting from the acquisition of AMV.

Cost of Revenues

	Successor	Predecessor
	Three Months Ended December 31,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$1,670	$1,330
Other direct cost of revenues	2,264	-

Total Cost of Revenues	$3,934	$1,330

Revenues	11,005	$4,019

Gross Margin	64.3%	66.9%

License fees represents costs payable to content providers for use of their intellectual property in products sold. The increase in expenses is proportionate to the increase in the related revenue. Other direct cost of revenues in the current quarter includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The increase in margin is the result of the addition of higher margin revenue streams, particularly platform management and licensing.

Operating Expenses

	Successor	Predecessor
	Three Months Ended December 31,
	2008	2007
	(In thousands)

Product Development Expenses	$1,563	$1,761

Sales and Marketing Expenses	4,243	987

General and Administrative Expenses	2,173	1,036

Amortization of Intangible Assets	177	30

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the third quarter of the prior year, are primarily the result of restructuring during the year which resulted in a reduction in employees, particularly in the product development areas.

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

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense over the first quarter in the prior year is largely the result of stock option expense of $0.6 million, and additional legal and management expenses at the holding company level.

Amortization of intangibles in the current quarter represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. Amortization expenses in the first quarter of the prior year represents the amortization predecessor intangible assets related to prior acquisitions by Twistbox.

Other Expenses

	Successor	Predecessor
	Three Months Ended December 31,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(1,138)	$(157)

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense. The higher expense compared to the third quarter of the prior year relates to foreign exchange losses incurred in the current period, versus gains in the prior period.

Comparison of the Nine Months Ended December 31, 2008 and 2007

Revenues

	Successor	Predecessor
	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Revenues by type:

Games	$3,738	$2,929
Other content	17,616	8,124

Total	$21,354	11,083

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects incremental revenue related to the rollout of the Play for Prizes platform, and additional games development projects. . Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in other content revenues over the the same period of the prior year is primarily due to the inclusion of revenues from AMV Holding which was acquired in the third quarter of fiscal 2009.

Cost of Revenues

	Successor	Predecessor
	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Cost of Revenues:

License Fees	$5,604	$4,548
Other direct cost of revenues	2,468	269

Total Cost of Revenues	$8,072	$4,817

Revenues	21,354	$11,083

Gross Margin	62.2%	56.5%

License fees represents costs payable to content providers for use of their intellectual property in products sold. The increase in expenses is proportionate to the increase in the related revenue. Other direct cost of revenues in the current period includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The increase in margin is the result of the addition of higher margin revenue streams, particularly platform management and licensing.

Operating Expenses

	Successor	Predecessor
	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Product Development Expenses	$5,130	$6,553

Sales and Marketing Expenses	6,527	3,541

General and Administrative Expenses	7,545	3,356

Amortization of Intangible Assets	451	120

Product Development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the first nine months of the prior year, are primarily the result of restructuring during the year which resulted in a reduction in employees, particularly in the product development areas.

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

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense over the first quarter in the prior year is largely the result of stock option expense of $2.6 million, and additional legal and management expenses at the holding company level.

Amortization of intangibles in the current quarter represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. Amortization expenses in the first nine months of the prior year represents the amortization predecessor intangible assets related to prior acquisitions by Twistbox.

Other Expenses

	Successor	Predecessor
	Nine Months Ended December 31,
	2008	2007
	(In thousands)

Interest and other income/(expense)	$(2,084)	$(531)

Interest and other income/(expense) includes interest income on invested funds, interest expense related the Twistbox’s senior secured note, foreign exchange transaction gains and losses, and depreciation expense. The higher expense compared to the nine months ended December 31, 2007 relates to foreign exchange losses incurred in the current period, versus gains in the prior period, and the result of an additional four months of interest expense, since the secured note was initiated in July 2007.

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