Form 10-K/A
period 2009-03-31
Mandalay Media, Inc.
filed 2009-12-04
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☐]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed by Mandalay Media, Inc. (the “Registrant”) to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as originally filed with the Securities and Exchange Commission (the “Commission”) on July 14, 2009 (the “Form 10-K”).  The purpose of this Amendment is to add the audited financial statements for the period from April 1, 2007 through February 12, 2008 of Twistbox Entertainment, Inc., the Registrant’s wholly-owned subsidiary and to amend and restate Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations to include discussion related to the audited financial statements for the period from April 1, 2007 through February 12, 2008 per request of the Commission in a letter to the Registrant dated July 15, 2009. The Registrant is also amending and restating Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities to correct information that was inadvertently set forth in the Table captioned Equity Compensation Plan Information that should have been included in a footnote. No other material changes were made to the Form 10-K.

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

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,000,000	$3.86	0

Equity compensation plans not approved by security holders	1,683,333	2.68	1,377,970

Total	4,683,333	$3.44	1,377,970

(1) The table above does not include to purchase an aggregated of 2,227,017 shares of the Company’s common stock pursuant to the Twistbox 2006 Stock Incentive Plan, at a weight average exercise price of $0.64, which were assumed by the Company in connection with the merger.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K/A, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” beginning on page 8 and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Overview

From February 12, 2008 to October 23, 2008, our operations were those of our wholly-owned subsidiary, Twistbox. Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchison 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, Twistbox serves as Vodafone’s exclusive supplier of late night content, a portion of which is age-verified. Additionally, Twistbox is one of the select few content aggregators for Vodafone. Twistbox aggregates content from leading entertainment companies and manages distribution of this content to Vodafone. Additionally, Twistbox maintains distribution agreements with other leading mobile network operators throughout the North American, European, and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, Hutchison 3G, Three, O2 and Orange.

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

Beginning October 23, 2008, our operations included those of our wholly-owned subsidiary, AMV Holding Limited (“AMV”).  AMV is a mobile media and marketing company delivering games and lifestyle content directly to consumers in the United Kingdom, Australia, South Africa and various other European countries. AMV markets its well established branded services including Bling , Phonebar and GameZone through a unique Customer Relationship Management (CRM) platform that drives revenue through mobile internet, print and television advertising.

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

AMV develops its own consumer brands by extensively marketing its products and services through a variety of media including traditional print, television, internet and mobile internet advertising.   It is also expanding its internet advertising activities through web affiliates, search and targeted landing pages.  AMV also has established partnerships with several web application protocol (WAP) advertising affiliates.  As carriers begin to open their portals for advertising distribution, WAP advertising is becoming a significant distribution channel for AMV advertising.  AMV is well positioned to take advantage of the internet advertising inventory through the use of mobile search and its WAP affiliate relationships.  AMV has established such relationships with Google, Yahoo, Admob, Admoda, 4 th Screen, AdInfuse, and many others.  Google has recently confirmed that AMV is one of its 10 largest mobile internet advertisers – globally.

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

RESULTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor				Predecessor
	Year ended	Year ended	3 months ended	3 months ended	Period April 1, 2007-
	March 31,	December 31,	March 31,	March 31,	February 12,
	2009	2007	2008	2007	2008
				(unaudited)

Revenues	$31,256	$-	$3,208	$-	$12,282
Cost of revenues	11,150	-	(153)	-	5,517

Gross profit	20,106	-	3,361	-	6,765
SG&A	26,555	2,521	3,304	(264)	14,591
Amortization of intangible assets	628	-	72	-	119
Restructuring charges	-	-	-	-	-
Impairment of goodwill and intangible assets	31,784	-	-	-	-

Operating income (loss)	(38,861)	(2,521)	(15)	264	(7,945)
Interest expense, net	(2,161)	317	(213)	-	(859)
Other expenses	(542)	-	(54)	-	(23)

(Loss) / income before income taxes	(41,564)	(2,204)	(282)	264	(8,827)
Income (taxes) / benefit	111	-	(16)	-	(56)

(Loss) / income from continuing operations	(41,453)	(2,204)	(298)	264	(8,883)
(Loss) from discontinued operations, net of taxes	(147)	-	-	-	-

Net (loss) / income	$(41,600)	$(2,204)	$(298)	$264	$(8,883)

Basic and Diluted net loss per common share:
Continuing operations	$(1.14)	$(0.12)	$(0.01)	$0.02	$(1.14)
Discontinued operations	$(0.00)	$-	$-	$-	$-
Net loss	$(1.15)	$(0.12)	$(0.01)	$0.02	$(1.14)
Basic and Diluted weighted average shares outstanding	36,264	18,997	21,628	16,730	7,786

Comparison of the Year Ended March 31, 2009 (Successor) and the Period April 1, 2007 – February 12, 2008 (Predecessor)

The following compares the successor period, Year Ended March 31, 2009 to the predecessor period April 1, 2007 – February 12, 2008.

Revenues

	Successor	Predecessor
	Year Ended	Period April 1, 2007-
	March 31,	February 12,
	2009	2008

	(In thousands)
Revenues by type:

Games	$5,736	$3,246
Other content	25,520	9,036
Total	$31,256	$12,282

Games revenue includes both licensed and internally developed games for use on mobile phones. The growth in games revenue largely reflects incremental revenue related to the rollout of the Play for Prizes platform, additional games development projects in both the US and Germany, and revenue related to the management of carrier platforms in Europe. Other content includes a broad range of primarily licensed product delivered in the form of WAP, Video, Wallpaper and Mobile TV. The increase in other content revenues is primarily due to the inclusion of revenues from AMV Holding which was acquired in the third quarter of fiscal 2009, the expansion of direct to consumer business in the US, and incremental revenue related to the management of advertising platforms for carriers.

Cost of Revenues

	Successor	Predecessor
	Year Ended	Period April 1, 2007-
	March 31,	February 12,
	2009	2008

	(In thousands)
Cost of Revenues:

License Fees	$7,387	$5,491
Other direct cost of revenues	3,763	26
Total Cost of Revenues	$11,150	$5,517

Revenues	$31,256	$12,282

Gross Margin	64.3%	55.1%

License fees represents costs payable to content providers for use of their intellectual property in products sold. The increase in expenses is proportionate to the increase in the related revenue. Other direct cost of revenues in the current period includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to AMV cost of revenues. The increase in margin is the result of the addition of higher margin revenue streams, particularly platform management and licensing, and also a change in mix towards non-branded and lower royalty-cost revenue with higher margins.

Operating Expenses

	Successor	Predecessor
	Year Ended	Period April 1, 2007-
	March 31,	February 12,
	2009	2008

	(In thousands)

Product Development Expenses	$6,981	$6,897

Sales and Marketing Expenses	9,236	3,905

General and Administrative Expenses	10,338	3,789

Amortization of Intangible Assets	628	119

Impairment of goodwill and intangible assets	31,784	-

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

General and administrative expenses represent management and support personnel costs in both Mandalay Media and Twistbox, and related expenses, as well as professional and consulting costs incurred, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expense is the result of stock option expense of $2.8 million, and additional legal and management expenses at the holding company level.

Amortization of intangibles for the successor in the year ended March 31, 2009 represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox and AMV acquisitions and attributed to operating expenses. Amortization expenses for the predecessor in the priod April 1, 2007 to February 12,  2008 represents the amortization of predecessor intangible assets related to prior acquisitions by Twistbox.

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

Other Expenses

	Successor	Predecessor
	Year Ended	Period April 1, 2007-
	March 31,	February 12,
	2009	2008

	(In thousands)

Interest and other income/(expense)	$(2,703)	$(882)

Loss from discontinued operations, net of taxes	$(147)	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note, foreign exchange transaction gains and losses, and depreciation expense. The higher expense relates to higher interest expense under the ValueAct Note which was initiated in July 2007, and foreign exchange losses incurred in the successor period due to adverse fluctuations during the year in the value of the Euro and the British pound against the US dollar, versus gains in the predecessor period.

Liquidity and Capital Resources

	Successor	Predecessor
	Year Ended	Period April 1, 2007-
	March 31,	February 12,
	2009	2008
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	(219)	(307)
Cash flows used in operating activities	(5,360)	(11,296)
Cash flows (used in)/ provided by investing activities	(3,773)	100
Cash flows (used in)/ provided by financing activities	4,300	17,463

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

In the period April 1, 2007 – February 12, 2008, the predecessor used $11.3 million of net cash in operating activities. This primarily related to the net loss of $8.9 million, and decreases on accrued license fees and other liabilities of $2.6 million and increases in accounts receivable and prepaid assets, offset by non-cash items included in the net loss related to stock compensation and depreciation and amortization.

Investing Activities

In the year ended March 31, 2009, a net $3.8 million was used in investing activities - $6.9 million in cash consideration and transaction costs related to the AMV Acquisition, $0.2 in equipment purchases, offset by $3.4 million of cash in the acquired subsidiary. The predecessor used $0.3 million in investing activities, primarily related to capital investments.

Financing Activities

Proceeds from issuing common stock represented $4.3 million in the year ended March 31, 2009. For the predecessor, $17.5 was provided by financing activities, consisting of $3 million from the sale of B-1 preferred stock, $16.5 million proceeds from the ValueAct Note, offset by $2 million repayment of debt in the period.

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

Comparison of the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Revenues:	$3,208	$-

Cost of revenues	(153)	-

SG&A	3,304	(264)

Amortization of intangible assets	72	-

Interest and other expense	267	-

Prior to the acquisition of Twistbox, Mandalay Media was a public shell company with no operations, and as a result the only activity in the three months ended March 31, 2007 represents expenses incurred in developing the company.

Revenues in 2008 related to the post-acquisition revenues of Twistbox, which was acquired during the period. Cost of revenues in 2008 related to the post-acquisition revenues of Twistbox, which was acquired during the period. This includes license fees, representing costs payable to content providers for use of their intellectual property in products sold. Cost of revenues was a negative amount in this period due to an adjustment to impairment of guarantees, related to the reassessment of the impairment reserve for guarantees payable under content provider contracts. The partial reversal was largely the result of a major content provider contract which was renegotiated during the period.

SG&A includes General and Administrative expenses, Product Development and Sales and Marketing Expenses. General and Administrative expenses consisted primarily of consulting and professional fees, accounting and legal expenses and employee related expenses including stock based compensation. G&A Expenses increased in 2007 over 2006, primarily the result of employing executive management for the company, a significant increase in legal and other professional fees, and the addition of Twistbox expenses subsequent to the merger. Product Development and Sales and Marketing Expenses represent the operating expenses of Twistbox post-acquisition.

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

On September 14, 2006, we sold 2,800,000 units; on October 12, 2006, we sold 3,400,000 units; and on December 26, 2006, we sold 530,000 units. Each unit sold, at a price per unit of $1.00, consisted of one share of our common stock and one warrant to purchase one share of our common stock. We realized net proceeds of $6,057,000 after the costs of the offering. The warrants have an exercise price of $2.00 per share and expire as follows: 2,800,000 warrants expired in September 2008, 3,400,000 warrants expired in October 2008, and 530,000 warrants expired in December 2008.

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

On March 16, 2009, certain executive officers of Mandalay, including, among others, Mr. Lefkowitz, Mr. Burke and Mr. Aaron and other senior employees (the "Executives") agreed to reduce their salaries for a period of one year, with the exception of Mr. Aaron who agreed to reduce his salary from August 8, 2008 through February 12, 2010, in exchange for the issuance of shares (the “Shares”) of the Company's common stock. The Board of Directors approved the issuance of the Shares pursuant to the Plan at a purchase price of $0.0001 per share in connection with such salary reductions. The Board of Directors authorized the issuance of an aggregate of 938,697 Shares as of the date each such Executive agrees to the salary reduction (the “Grant Date”). In connection therewith, on March 16, 2009, the Board of Directors granted Mr. Lefkowitz 37,500 Shares, Mr. Burke 48,000 Shares and Mr. Aaron 504,218 Shares. The Shares granted to Mr. Lefkowitz and Mr. Burke and 350,360 of the Shares granted to Mr. Aaron are subject to forfeiture to the Company if such Executive terminates his position with the Company prior to one year from the Grant Date, and such Shares become fully vested one year from the Grant Date or upon the occurrence of a change-in-control of the Company. The remainder of Mr. Aaron's shares were fully vested on the Grant Date. All such Shares granted to the Executives may not be sold or transferred for a period of one year from the Grant Date.

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

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by new or changed carrier deals, and by changes in the manner that our major carrier partners market our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

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

Sales and Marketing .   Sales and marketing expenses historically, and our sales and marketing expenses going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our carrier network.

General and Administrative .  Our general and administrative expenses historically, and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our international operations and, in the near term, additional accounting costs related to our operation as a public company.

Amortization of Intangible Assets . We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists and platform, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of three to five years.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
  (1)  The following documents are filed as part of this Annual Report on Form 10-K.

  (3)  Exhibits: The following documents are filed as exhibits to this Annual Report  on Form 10-K/A:

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

Mandalay Media, Inc.
Dated: December 3, 2009
	By:	/s/ Ray Schaaf
Ray Schaaf President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	December 3, 2009
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	December 3, 2009
Peter Guber

/s/ Ray Schaaf	President, Director	December 3, 2009
Ray Schaaf	(Principal Executive Officer)

/s/ Russell Burke	Chief Financial Officer	December 3, 2009
Russell Burke	(Principal Financial Officer)

/s/ Paul Schaeffer	Director	December 3, 2009
Paul Schaeffer

/s/ Richard Spitz	Director	December 3, 2009
Richard Spitz

	Director	December 3, 2009
Adi McAbian

/s/ Keith McCurdy	Director	December 3, 2009
Keith McCurdy

Page(s)

Reports of Independent Registered Public Accounting Firms	1-2

Consolidated Balance Sheets for the Successor as of March 31, 2009 and March 31, 2008	3

Consolidated Statements of Operations for the Successor for the year ended March 31, 2009, year ended December 31, 2007, three months ended March 31, 2008 and 2007; and Predecessor’s period from April 1, 2007 through February 12, 2008	4

Consolidated Statements of the Successor’s Stockholders’ Equity and Comprehensive Loss for the year ended March 31, 2009	5

Consolidated Statements of Cash Flows for the Successor’s year ended March 31, 2009, the year ended December 31, 2008, the three months ended March 31, 2008 and 2007, and the Predecessor’s period from April 1, 2007 through February 12, 2008	6

Notes to Consolidated Financial Statements	7-35

Report of Independent Registered Public Accounting Firm

Twistbox Entertainment, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the period April 1, 2007 through February 12, 2008 of Twistbox Entertainment, Inc. and Subsidiaries.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the period April 1, 2007 through February 12, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP.
Crowe Horwath LLP.

Sherman Oaks, California
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mandalay Media, Inc. (Formerly Mediavest, Inc.)

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Mandalay Media, Inc. (formerly Mediavest, Inc.) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of Mandalay Media, Inc.’s operations and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Mandalay Media, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheet of  Mandalay Media, Inc. and Subsidiaries  (the “Company”) as of March 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
July 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mandalay Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mandalay Media, Inc. and Subsidiaries (collectively,  the “Company”) as of March 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended . These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

SingerLewak LLP

Los Angeles, California
July 14, 2009

Mandalay Media, Inc. and Subsidiaries	3
Consolidated Balance Sheets

(In thousands, except share amounts)

	Successor
	March 31,	March 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$5,927	$10,936
Accounts receivable, net of allowances of $174 and $168 respectively	10,745	6,162
Prepaid expenses and other current assets	1,334	531
Total current assets	18,006	17,629
Property and equipment, net	1,230	1,037
Other long-term assets	-	301
Intangible assets, net	16,121	19,780
Goodwill	55,833	61,377
TOTAL ASSETS	$91,190	$100,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$9,557	$2,399
Accrued license fees	2,795	3,833
Accrued compensation	592	688
Current portion of long term debt	23,296	248
Other current liabilities	5,899	2,087
Total current liabilities	42,139	9,255
Accrued license fees, long term portion	-	1,337
Long term debt, net of current portion	-	16,483
Other long-term liabilities	27	-
Total liabilities	$42,166	27,075

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock
Series A Convertible Preferred Stock at $0.0001 par value; 100,000 shares authorized, issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
39,653,125 issued and outstanding at March 31, 2009;
32,149,089 issued and outstanding at March 31, 2008;	4	3
Additional paid-in capital	93,918	76,154
Accumulated other comprehensive income/(loss)	(129)	61
Accumulated deficit	(44,869)	(3,269)
Total stockholders' equity	49,024	73,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,190	$100,124

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	4
Consolidated Statement of Operations

(In thousands, except per share amounts)

	Successor				Predecessor
	Year Ended March 31, 2009	Year Ended December 31, 2007	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Period From April 1, 2007 Through February 12, 2008
				(unaudited)

Net Revenues	$31,256	$-	$3,208	$-	$12,282

Cost of revenues
License fees	7,387	-	1,539	-	5,491
Adjustment to impairment of guarantees	-	-	(1,745)	-	-
Other direct cost of revenues	3,763	-	53	-	26
Total cost of revenues	11,150	-	(153)	-	5,517
Gross profit	20,106	-	3,361	-	6,765

Operating expenses
Product development	6,981	-	946	-	6,897
Sales and marketing	9,236	-	891	-	3,905
General and administrative	10,338	2,521	1,467	(264)	3,789
Amortization of intangible assets	628	-	72	-	119
Impairment of goodwill and intangible assets	31,784	-	-	-	-
Total operating expenses	58,967	2,521	3,376	(264)	14,710
(loss) / income from continuing operations	(38,861)	(2,521)	(15)	264	(7,945)

Interest and other income/(expense)
Interest income	141	317	97	-	214
Interest (expense)	(2,302)	-	(310)	-	(1,073)
Foreign exchange transaction gain (loss)	(471)	-	2	-	170
Other (expense)	(71)	-	(56)	-	(193)
Interest and other income/(expense)	(2,703)	317	(267)	-	(882)
Net (loss) / income from continuing operations before income taxes	(41,564)	(2,204)	(282)	264	(8,827)
Income tax benefit / (provision)	111	-	(16)	-	(56)
Net (loss) / income from continuing operations net of taxes	(41,453)	(2,204)	(298)	264	(8,883)

Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	(147)	-	-	-	-

Net (loss) / income	$(41,600)	$(2,204)	$(298)	$264	$(8,883)

Comprehensive (loss) / income	$(41,790)	$(2,204)	$(237)	$264	$(8,762)

Basic and Diluted net loss per common share
Continuing operations	$(1.14)	$(0.12)	$(0.01)	$0.02	$(1.14)
Discontinued operations	$(0.00)	$-	$-	$-	$-
Net (loss) / income	$(1.15)	$(0.12)	$(0.01)	$0.02	$(1.14)

Weighted average common shares outstanding, basic and diluted	36,264	18,997	21,628	16,730	7,786

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	5
Consolidated Statements of Stockholders’ Equity

(In thousands)

Year Ended March 31, 2009; Three Months Ended March 31, 2008 and Year Ended December 31, 2007

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity	Loss

Balance at December 31, 2006	16,730,000	$2	100,000	$100	$6,309	$-	$(767)	$5,644

Net Loss							(2,204)	(2,204)	(2,204)
Issuance of common stock (net of offering costs of $27)	5,000,000	1			2,472			2,473
Cashless exercise of warrants	238,797	0			(0)			-
Deferred stock-based compensation					1,036			1,036

Comprehensive loss									$(2,204)

Balance at December 31, 2007	21,968,797	$3	100,000	$100	$9,817	$-	$(2,971)	$6,949

Net Loss							(298)	(298)	(298)
Issuance of common stock in connection with the merger	10,180,292	0			48,356			48,356
Assumption of employee stock options in connection with the merger					11,019			11,019
Issuance of new employee stock options in connection with the merger					3,938			3,938
Issuance of warrants to lender in connection with the merger					2,711			2,711
Foreign currency translation gain/(loss)						61		61	61
Deferred stock-based compensation					313			313

Comprehensive loss									$(237)

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(41,600)	(41,600)	(41,600)
Issuance of common stock in satisfaction of payable	70,000	0			179			179
Issuance of common stock on cashless exercise of warrants	565,188	0			-			0
Issuance of common stock related to acquisition	4,499,997	1			9,899			9,900
Adjustment in valuation of warrants in connection with the acquisition					377			377
Issuance of common stock net of issuance costs	1,685,394	0			4,354			4,354
Issuance of common stock as part of compensation	683,457	0			155			155
Foreign currency translation gain/(loss)						(190)		(190)	(190)
Deferred stock-based compensation					2,800			2,800
Comprehensive loss									$(41,790)

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Comprehensive
Predecessor	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity (Deficit)	Loss

Balance, March 31, 2007	7,785,716	8	3,092,649	32	13,267	17	(18,893)	(5,569)
Issuance of preferred stock series B-1	-	-	436,680	4	2,996	-	-	3,000
Deferred stock-based compensation	-	-	-	-	422	-	-	422
Conversion of warrants in connection with debt financing	-	-	-	-	20	-	-	20
Foreign currency translation gain (loss)	-	-	-	-	-	121	-	121	121
Net loss	-	-	-	-	-	-	(8,883)	(8,883)	(8,883)
Comprehensive loss									$(8,762)

Balance, February 12, 2008	7,785,716	$8	3,529,329	$36	$16,705	$138	$(27,776)	$(10,889)

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	6
Consolidated Statements of Cash Flows

(In thousands)

	Successor				Predecessor
	Year Ended March 31, 2009	Year Ended December 31, 2007	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Period From April 1, 2007 Through February 12, 2008
				(unaudited)
Cash flows from operating activities
Net loss	$(41,600)	$(2,204)	$(298)	$(264)	$(8,883)
Less: Loss from discontinued operations, net of taxes	(147)
Net loss from continuing operations, net of taxes	(41,453)	(2,204)	(298)	(264)	(8,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,518	-	253	-	390
Allowance for doubtful accounts	6	-	168	-	22
Stock-based compensation	2,955	1,036	313	-	422
Impairment of goodwill and intangibles	31,784	-		-	-
(Increase) / decrease in assets:
Accounts receivable	4,489	-	(1,364)	-	(112)
Prepaid expenses and other	(312)	-	(222)	-	(663)
Increase / (decrease) in liabilities:
Accounts payable	(3,280)	349	352	(61)	451
Accrued license fees	(1,039)	-	(2,043)	-	(2,469)
Accrued compensation	(96)	-	(128)	-	122
Other liabilities	68	-	487	-	(215)
Other asset					(361)

Net cash used in operating activities	(5,360)	(819)	(2,482)	(325)	(11,296)

Cash flows from investing activities

Purchase of property and equipment	(219)	-	(103)	-	(307)
Transaction costs	(802)	(141)	(424)	-	-
Cash used in acquisition of subsidiary	(6,132)	-	-	-	-
Cash acquired with acquisition of subsidiary	3,380	-	6,679	-	-
Proceeds from notes receivable		-	-	-	106
Proceeds from related party advance		-	-	-	20
Purchase of intangible asset		-	-	-	(26)

Net cash (used in) provided by investing activities	(3,773)	(141)	6,152	-	(207)

Cash flows from financing activities

Proceeds from the sale of common stock (net of issuance costs of $146)	4,354	2,473	-	-	-
Instalment payments related to prior acquisition	(54)	-	-	-	-
Proceeds from the issuance of debt, net of costs		-	-	-	16,480
Repayment of debt		-	-	-	(2,017)
Proceeds from the sale of Series B-1 preferred stock		-	-	-	3,000

Net cash provided by financing activities	4,300	2,473	-	-	17,463

Effect of exchange rate changes on cash and cash equivalents	(176)	-	11	-	88

Net increase/(decrease) in cash and cash equivalents	(5,009)	1,513	3,681	(325)	6,048

Cash and cash equivalents, beginning of period	10,936	5,742	7,255	5,742	631

Cash and cash equivalents, end of period	$5,927	$7,255	$10,936	$5,417	$6,679

Supplemental disclosure of cash flow information:

Interest paid	-	-	-	-	1,073
Taxes paid	561	-	16	-	61

Noncash investing and financing activities:

Acquisition of subsidiary	16,047	-	66,025	-	-

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries	7
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Media, Inc. (the “Company”), formerly Mediavest, Inc., was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 6).  On September 14, 2007, the Company was re-incorporated in the state of Delaware as Mandalay Media, Inc.

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

Twistbox is considered the Predecessor entity and therefore, the accompanying consolidated statements of operations, stockholders’ equity and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the February 12, 2008 transaction and the period succeeding that date, respectively. The Company refers to the operations of Mandalay Media, Inc. and subsidiaries for both the Predecessor and Successor periods.

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

Mandalay Media, Inc. and Subsidiaries	8
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

Mandalay Media, Inc. and Subsidiaries	9
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

Mandalay Media, Inc. and Subsidiaries	10
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

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Mandalay Media, Inc. and Subsidiaries	11
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

Mandalay Media, Inc. and Subsidiaries	12
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)
Product Development Costs
The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Direct response advertising is expensed immediately since there is a very limited ongoing return. Advertising expense for the Successor was $4,874; $226, $0, and $0 for the year ended March 31, 2009, the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007, respectively. Advertising expense for the Predecessor was $347 for the period from April 1, 2007 through February 12, 2008.  Advertising costs are expensed as incurred.

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

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment (loss) for the Successor was ($190) for the year ended March 31, 2009; $61 and $0 for the three months ended March 31, 2008 and 2007, and $0 in the year ended December 31, 2007.  The foreign currency translation adjustment (loss) for the Predecessor was $121 for the period from April 1, 2007 through February 12, 2008.  The foreign currency translation adjustment (loss) has been reported as a component of comprehensive loss in the consolidated statement of stockholders’ equity and comprehensive loss. Translation gains or losses are shown as a separate component of accumulated deficit. Other comprehensive income / (loss) amounted to ($190) in the year ended March 31, 2009; $61 in the three months ended March 31, 2008 and $0 in the year ended December 31, 2007.

Mandalay Media, Inc. and Subsidiaries	13
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

The Company has determined that there was an impairment of goodwill and indefinite lived intangibles, in combination, amounting to $31,784, as a result of completing its annual impairment analysis as of March 31, 2009. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 7 below.

Mandalay Media, Inc. and Subsidiaries	14
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

Mandalay Media, Inc. and Subsidiaries	15
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

Mandalay Media, Inc. and Subsidiaries	16
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

Mandalay Media, Inc. and Subsidiaries	17
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

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. Unbilled receivables were $5,269 at March 31, 2009 and $983 at March 31, 2008.  During the year ended March 31, 2009, $6 was provided for and $0 was written off against the allowance for the Successor. During the three months ended March 31, 2008 and 2007, $0 was provided for and $0 was written off against the allowance for the Successor.  During the period from April 1, 2007 through February 12, 2008, $22 was provided for and $0 was written off against the allowance for the Predecessor.

Mandalay Media, Inc. and Subsidiaries	18
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Property and Equipment

	March 31,	March 31,
	2009	2008

Equipment	$1,192	$654
Equipment subject to capitalized lease	-	71
Furniture & fixtures	386	228
Leasehold improvements	140	140
	1,718	1,093
Accumulated depreciation	(488)	(56)
	$1,230	$1,037

Depreciation expense for the Successor’s year ended March 31, 2009 was $431; for the three months ended March 31, 2008 and 2007 was $56 and $0, respectively; and for the year ended December 31, 2007 was $0. Depreciation expense for the Predecessor’s period from April 1, 2007 through February 12, 2008 was $271.  Depreciation expense is included in other expenses in the Consolidated Statements of Operations.

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

The following table summarizes options granted for the periods or as of the dates indicated:

Mandalay Media, Inc. and Subsidiaries	19
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.52
Exercisable at March 31, 2009	5,426	$2.29

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Year ended		Options tranferred
	March 31, 2009	Options Granted	from Twistbox
Expected life (years)	6	4 to 6	3 to 7
Risk-free interest rate	3.90% to 3.92%	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	49.73% to 54.33%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at March 31, 2009 was as follows:

Options outstanding
	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2009	Price	Value

$0 - $1.00	7.33	2,277	$0.64	$618,093
$2.00 - $3.00	8.99	2,950	$2.67	$-
$4.00 - $5.00	8.88	1,733	$4.75	$-
	8.42	6,960	$2.52	$618,093

Mandalay Media, Inc. and Subsidiaries	20
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

Stock-based compensation expense for the Successor was $3,169 for the year ended March 31, 2009; $313 and $0 for the three months ended March 31, 2008 and 2007; and $1,036 for the year ended December 31, 2007.  Stock option expense for the Predecessor was $422 for the period April 1, 2007 through February 12, 2008.  Stock option expense is included primarily in general and administrative expense.

Mandalay Media, Inc. and Subsidiaries	21
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

Mandalay Media, Inc. and Subsidiaries	22
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Cash	$6,679
Accounts receivable	4,966
Prepaid expenses and other current assets	1,138
Property and equipment	1,062
Other long-term assets	361
Accounts Payable, accrued license fees and accruals	(6,882)
Other current liabilities	(814)
Accrued license fees, long term portion	(2,796)
Long term debt	(16,483)
Identified Intangibles	19,905
Merger related restructuring reserves	(1,034)
Goodwill	61,436
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

Mandalay Media, Inc. and Subsidiaries	23
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

Mandalay Media, Inc. and Subsidiaries	24
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

	Year ended	3 months ended	Year ended
	March 31,	March 31,	December 31,
	2009	2008	2007

Revenues	$51,734	$13,939	$44,289
Cost of revenues	18,654	2,739	23,887
Gross profit	33,080	11,200	20,402

Operating expenses net of interest income and other expense	72,244	11,643	36,063
Income tax expense and minority interests	(112)	(153)	(1,358)
Net loss from continuing operations, net of taxes	(39,276)	(596)	(17,019)

Income (loss) from discontinued operations, net of taxes	(147)	-	-
Net loss	$(39,423)	$(596)	$(17,019)

Basic and Diluted net loss per common share
Continuing operations	$(1.08)	$(0.02)	$(0.65)
Discontinued operations	$(0.00)	$-	$-
Net loss	$(1.09)	$(0.02)	$(0.65)

7.            Goodwill and Other Intangible Assets

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for fiscal 2009 was as follows:

Balance at March 31, 2008	$61,377

Goodwill acquired during the period	22,456

adjustments made to goodwill	(156)

Goodwill impairment	(27,844)
Balance at March 31, 2009	$55,833

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

Mandalay Media, Inc. and Subsidiaries	25
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

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the year ended March 31, 2009; the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007, the Successor recorded amortization expense in the amount of $459; $53, $0, and $0, respectively, in cost of revenues; and amortization expense in the amount of $628; $72, $0, and $0, respectively in operating expenses.  During the period from April 1, 2007 through February 12, 2008, the Predecessor recorded amortization expense in the amount of $26 in cost of revenues; and amortization expense in the amount of $93 in operating expenses.

Mandalay Media, Inc. and Subsidiaries	26
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2009, the total expected future amortization related to intangible assets was as follows:

	12 Months ended March 31,
	2010	2011	2012	2013	2014	Thereafter
Software	$334	$334	$282	$230	$230	$200
Customer List	547	547	547	547	547	1,023
License Agreements	177	177	177	154	-	-
Non-compete agreements	162	81	-	-	-	-
	$1,220	$1,139	$1,006	$931	$777	$1,223

8.            Debt

	March 31,	March 31,
	2009	2008

Short Term Debt

Capitalized lease liabilities, current portion	$-	$20
Senior secured note, inclusive of accrued interest,
net of discount of $247 and $0, respectively	17,351	228
Deferred purchase consideration inclusive of accrued interest	5,945	-
	$23,296	$248

	March 31,	March 31,
	2009	2008

Long Term Debt

Senior Secured Note, long term portion, net of discount of $2	$-	$16,483

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

Mandalay Media, Inc. and Subsidiaries	27
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

Mandalay Media, Inc

On September 14, 2006, the Company entered into a management agreement (the “Management Agreement”) with Trinad Management for five years. Pursuant to the terms of the Management Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Management Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the year ended March 31, 2009 the Company paid management fees under the agreement of $360; for the three months ended March 31, 2008 and 2007, the Company paid management fees under the agreement of $90 and $90, respectively; and for the year ended December 31, 2007 the Company paid management fees under the agreement of $360.

Mandalay Media, Inc. and Subsidiaries	28
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In March 2007, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $104, $26, $26, and $104, respectively for the year ended March 31, 2009; for the three months ended March 31, 2008 and 2007; and for the year ended December 31, 2007.

Twistbox Entertainment, Inc.

Lease of Premises
Twistbox leases its primary offices in Los Angeles from Berkshire Holdings, LLC, a company with common ownership by officers of Twistbox. Amount paid in connection with this lease was $330 for the period from April 1, 2007 through February 12, 2008.

Twistbox was party to an oral agreement with a person affiliated with Twistbox with respect to a lease of an apartment in London.  Amounts paid in connection with this lease was $152 for the period from April 1, 2007 through February 12, 2008.

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

Mandalay Media, Inc. and Subsidiaries	29
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

Mandalay Media, Inc. and Subsidiaries	30
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

On March 16, 2009, the Company approved the issuance of an aggregate of 938,697 shares of common stock pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan at a purchase price of $0.0001 per share to certain executives of the Company and subsidiary in connection with agreed salary reductions. An aggregate of 683,457 shares were granted prior to March 31, 2009. Certain of the shares granted are subject to forfeiture to the Company if such executive terminates his position with the Company prior to one year from the grant date, and such shares become fully vested one year from the grant date or upon the occurrence of a change-in-control of the Company. 184,691 of these shares were vested as of March 31, 2009.All such shares granted to the executives may not be sold or transferred for a period of one year from the Grant Date.

11.          Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

12.          Income Taxes

The components of income tax benefit/(provision) were as follows:

	Successor				Predecessor
					Period From
	Year Ended	Year Ended	3 Months Ended	3 Months Ended	April 1, 2007 Through
	March 31, 2009	December 31, 2007	March 31, 2008	March 31, 2007	February 12, 2008
				(unaudited)
Statutory federal income tax	$14,191	$800	$100	$95	$3,089
State income taxes (benefit), net of federal taxes	2,087	100	15	12	441
Write down of goodwill and other permanent differences	(12,057)	-	219	-	-
Difference in depreciation and amortization	(171)	-	(25)	-	(48)
Stock-based compensation	(1,154)	(400)	(125)	-	(169)
Net operating loss carryforward	(2,785)	(500)	(200)	(107)	(3,257)
Income tax (provision) benefit	$111	$-	$(16)	$-	$(56)

Mandalay Media, Inc. and Subsidiaries	31
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The components of deferred tax expense consisted of the following:

	Successor				Predecessor
					Period From
	Year Ended	Year Ended	3 Months Ended	3 Months Ended	April 1, 2007 Through
	March 31, 2009	December 31, 2007	March 31, 2008	March 31, 2007	February 12, 2008
				(unaudited)
Net operating loss	$2,785	$500	$200	$125	$3,553
Amortization of intangible assets	171	-	25	-	48
Stock-based compensation	1,154	400	125	-	169
	4,110	900	350	125	3,770
Less valuation allowance	(4,110)	(900)	(350)	(125)	(3,770)
Income tax provision (benefit)	-	-	-	-	-

Deferred tax assets and liabilities consist of the following:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carry-forwards	16,985	14,200
Amortization of intangible assets	196	25
Stock-based compensation	1,679	525
Deferred tax assets, net	18,860	14,750
Valuation allowance	(18,860)	(14,750)
Net deferred tax assets	$-	$-

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

Mandalay Media, Inc. and Subsidiaries	32
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2009.

The Company adopted the provisions of FIN 48 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2009 and March 31, 2008. The Successor did not recognize interest and penalties on income taxes in its statement of operations for the year ended March 31, 2009; the three months ended March 31, 2008 and 2007, or the year ended December 31, 2007.  The Predecessor did not recognize interest and penalties on income taxes in its statement of operations for the period from April 1, 2007 through February 12, 2008.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

13.          Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information for the Successor on net property and equipment as at March 31, 2009 and December 31, 2007; and for revenues in the years ended March 31, 2009 and December 31, 2007 and the; three months ended March 31, 2008.

	North		South
	America	Europe	America	Other Regions	Consolidated
Year ended March 31, 2009
Net sales to unaffiliated customers	$4,818	$22,030	$671	$3,737	$31,256

Year ended December 31, 2007
Net sales to unaffiliated customers	$-	$-	$-	$-	$-

Three months ended March 31, 2008
Net sales to unaffiliated customers	$398	$2,553	$147	$110	$3,208

Property and equipment, net at March 31, 2009	$730	$490	$-	$10	$1,230

Property and equipment, net at December 31, 2007	$-	$-	$-	$-	$-

The Successor’s three largest customers accounted for 21%, 19% and 11% of our revenue in the year ended March 31, 2009; and 48%, 0% and 0% of our revenue in the three months ended March 31, 2008.

Mandalay Media, Inc. and Subsidiaries	33
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following information sets forth geographic information for the Predecessor on net property and equipment as of February 12, 2008 and for revenues for the period April 1, 2007 through February 12, 2008.

	North		South
	America	Europe	America	Other Regions	Consolidated
Period from April 1, 2007 through February 12, 2008
Net sales to unaffiliated customers	$1,035	$10,680	$354	$213	$12,282

Property and equipment, net at February 12, 2008	$858	$20	$-	$197	$1,075

The Predecessor’s largest customer accounted for 54.1% of our gross sales for period from April 1, 2007 through February 12, 2008.

14.          Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.

Following is a summary of future minimum payments under initial terms of leases at March 31, 2009:

Year Ending March 31
2009	$369
2010	$111
Total minimum lease payments	$480

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for the Successor amounted to $867 for the year ended March 31, 2009; $121 and $26 for the three months ended March 31, 2008 and 2007; and $102 for the year ended December 31, 2007.  Rental expense for the Predecessor amounted to $482 for the period from April 1, 2007 through February 12, 2008.

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

Mandalay Media, Inc. and Subsidiaries	34
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

Mandalay Media, Inc. and Subsidiaries	35
Notes to Consolidated Financial Statements
(all numbers in thousands except per share amounts)

15.          Discontinued Operations

Discontinued operations consist of Fierce Media, an 80% subsidiary of AMV Holdings, Limited.   In conjunction with the acquisition of the Company's acquisition of AMV, the Company had the intention of discontinuing the Fierce Media subsidiary. The assets of Fierce Media on October 23, 2008 (date of AMV acquisition)  were less than ($150) and as such, were not segregated on the balance sheets as assets held for sale.  On January 31, 2009, the Company finalized the sale of Fierce Media to the 20% minority owner for a nominal amount.   In March 2009, the Company evaluated the continued costs of operating Fierce Media from October 23, 2008 to January 31, 2009  in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and determined that the continued costs of operating this subsidiary met the criteria required to account for the operations as discontinued.

The Company recorded a pre tax charge of $147 related to the costs of operating Fierce Media from the acquisition date to sale date.  These costs are included in discontinued operations in the accompanying consolidated statement of operations for the year ended March 31, 2009.