Form 10-Q
period 2009-12-31
Mandalay Media, Inc.
filed 2010-02-16
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒     No   ☐

On February 12, 2010, there were 39,845,881 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY MEDIA, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page(s)

Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	1

Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended December 31, 2009 and December 31, 2008	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the period ended December 31, 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2009 and December 31, 2008	4

Notes to Unaudited Consolidated Financial Statements	5-30

Mandalay Media, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,313	$5,927
Accounts receivable, net of allowances of $266 and $174, respectively	9,925	10,745
Prepaid expenses and other current assets	1,599	1,334
Total current assets	13,837	18,006

Property and equipment, net	1,400	1,230
Intangible assets, net	15,209	16,121
Goodwill	55,833	55,833
TOTAL ASSETS	$86,279	$91,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,304	$9,557
Accrued license fees	2,801	2,795
Accrued compensation	466	592
Current portion of long term debt	25,229	23,296
Other current liabilities	3,606	5,899
Total currrent liabilities	37,406	42,139

Other long-term liabilities	-	27
Total liabilities	$37,406	42,166

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 39,845,881 issued and outstanding at December 31, 2009; 39,653,125 issued and outstanding at March 31, 2009	4	4
Additional paid-in capital	95,505	93,918
Accumulated other comprehensive income/(loss)	(290)	(129)
Accumulated deficit	(46,446)	(44,869)
Total stockholders' equity	48,873	49,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,279	$91,190

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

(In thousands, except share amounts)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net revenues	$9,651	$11,005	$29,875	$21,354

Cost of revenues
License fees	974	1,670	2,849	5,604
Other direct cost of revenues	1,948	2,264	5,934	2,468
Total cost of revenues	2,922	3,934	8,783	8,072
Gross profit	6,729	7,071	21,092	13,282
Operating expenses
Product development	1,184	1,563	3,964	5,130
Sales and marketing	2,276	4,243	8,681	6,526
General and administrative	2,986	2,173	8,330	7,545
Amortization of intangible assets	177	177	531	451
Total operating expenses	6,623	8,156	21,506	19,652
Income / (Loss) from operations	106	(1,085)	(414)	(6,370)

Interest and other income / (expense)
Interest income	1	21	8	141
Interest expense	(811)	(465)	(2,217)	(1,417)
Foreign exchange transaction gain / (loss)	114	(418)	408	(345)
Other income / (expense)	1,449	(276)	1,598	(463)
Interest and other income / (expense)	753	(1,138)	(203)	(2,084)
Income / (Loss) from operations before income taxes	859	(2,223)	(617)	(8,454)
Income tax provision	(274)	(350)	(960)	(497)
Minority interest in consolidated subsidiaries	-	19	-	19
Net income / (loss)	$585	$(2,554)	$(1,577)	$(8,932)
Comprehensive income (loss)	$583	$(2,159)	$(1,739)	$(8,653)

Basic and diluted net income / (loss) per common share	$0.01	$(0.07)	$(0.04)	$(0.26)
Weighted average common shares outstanding, basic and diluted	39,850	37,366	39,839	34,028

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

Net Loss							(961)	(961)	(961)

Foreign currency translation gain/(loss)						203		203	203

Issuance of common stock as part of compensation	210,066				172			172

Deferred stock-based compensation					311			311

Comprehensive loss									$(758)

Balance at June 30, 2009	39,863,191	$4	100,000	$100	$94,401	$74	$(45,830)	$48,749

Net Loss							(1,201)	(1,201)	(1,201)

Foreign currency translation gain/(loss)						(362)		(362)	(362)

Issuance of warrants to vendor for services rendered					134			134

Deferred stock-based compensation					513			513

Comprehensive loss									$(1,563)

Balance at September 30, 2009	39,863,191	$4	100,000	$100	$95,048	$(288)	(47,031)	$47,833

Net Profit / (Loss)							585	585	585

Foreign currency translation gain/(loss)						(2)		(2)	(2)

Deferred stock-based compensation					456			456

Issuance of common stock as part of compensation	79,938				40			40

Common stock forfeited and cancelled	(97,248)				(39)			(39)

Comprehensive income									$583

Balance at December 31, 2009	39,845,881	$4	100,000	$100	$95,505	$(290)	(46,446)	$48,873

The accompanying notes are an integral part of these consolidated financial statements

Mandalay Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	9 Months Ended	9 Months Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,577)	$(8,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,273	1,060
Allowance for doubtful accounts	92	50
Stock-based compensation	1,453	2,587
Warrants issued as compensation for services	134	-
(Increase) / decrease in assets:
Accounts receivable	563	3,424
Prepaid expenses and other current assets	(310)	(24)
Increase / (decrease) in liabilities:
Accounts payable	(4,291)	(2,721)
Accrued license fees	(14)	(1,064)
Accrued compensation	(146)	(14)
Other liabilities	(466)	43

Net cash used in operating activities	(3,289)	(5,591)

Cash flows from investing activities

Purchase of property and equipment	(530)	(101)
Transaction costs	-	(812)
Cash used in acquisition of subsidiary	-	(5,470)
Cash acquired with acquisition of subsidiary	-	3,020

Net cash used in investing activities	(530)	(3,363)

Cash flows from financing activities

Proceeds from the sale of common stock (net of issuance costs of $146)	-	4,354
Installment payments related to prior acquisition	-	(54)

Net cash provided by financing activities	-	4,300

Effect of exchange rate changes on cash and cash equivalents	205	129

Net decrease in cash and cash equivalents	(3,614)	(4,525)

Cash and cash equivalents, beginning of period	5,927	10,936

Cash and cash equivalents, end of period	$2,313	$6,411

Supplemental disclosure of cash flow information:

Taxes paid	230	(270)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of December 31, 2009 and its results of operations for the three months and the nine months ended December 31, 2009 and 2008, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2009 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2009 has been derived from the audited consolidated financial statements as of that date.

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

Net Income (Loss) per Common Share

Basic income/loss per common share is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/loss per share is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock were as follows:
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31	December 31	December 31	December 31
	2009	2008	2009	2008

Potentially dilutive shares	100	1,630	100	1,986

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

These shares were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

Comprehensive Income/Loss
Comprehensive income/loss consists of two components, net income/loss and other comprehensive income/loss. Other comprehensive income/loss refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/loss. The Company’s other comprehensive income/loss currently includes only foreign currency translation adjustments.

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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $1,341 and $2,487 in the three months ended December 31, 2009 and 2008, respectively and $5,856 and $3,060 in the nine months ended December 31, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments
As of December 31, 2009 and March 31, 2009, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $2 in the three months ended December 31, 2009 and $161 in the nine months ended December 31, 2009 has been reported as a component of comprehensive income/loss in the consolidated statements of stockholder’s equity and comprehensive income/loss. Translation gains or losses are shown as a separate component of stockholder’s equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2009, two major customers represented approximately 12% and 12%, respectively, of our gross accounts receivable outstanding. These two customers accounted for 22% and 16%, respectively, of our gross revenues in the three months ended December 31, 2009; and 21% and 15% in the nine months ended December 31, 2009. As of March 31, 2009, our two largest customers represented approximately 19% and 13% of our gross accounts receivable outstanding.  These customers accounted for 5% and 19%, respectively, of our gross sales in the year ended March 31, 2009.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended December 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC 105-10 , Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Effective April 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of ASC 805-10 prospectively to any future acquisitions. Although the Company did not enter into any business combinations during the first nine months of 2009, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

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

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (ASC 820) — Measuring Liabilities at Fair Value  (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

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

In addition, Twistbox has a significant amount of debt, in the form of a secured note, as detailed in Note 9. The Company has guaranteed 50% of this debt, and the group is subject to certain covenants. The debt and the operation of covenants were restructured on August 11, 2009, and certain of the covenants were extended on January 25, 2010 as more fully described in Note 16.

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

The Company has undertaken a number of specific steps to achieve positive cashflow in the future and to improve liquidity.  These actions include the debt restructuring described in Note 9, and the Company has taken further action to reduce its ongoing operating cost base, and has been in discussions with unsecured creditors regarding restructuring of commitments. Other actions include continued increases in revenues by introducing new products and revenue streams, reductions in the cost of revenues, continued expansion into new territories, reviewing additional financing options, and accretive acquisitions. Management believes that actions undertaken as a whole provide the opportunity for the Company to continue as a going concern, although this will be highly dependent on the ability to restructure commitments, and to obtain additional debt and/or equity placements.  The Board of Directors of the Company has appointed a Special Committee of the Board of Directors to explore various alternatives with respect to the Company, its outstanding debt and its future operations.

4.	Fair Value Measurements

As of December 31, 2009 the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820-10 at December 31, 2009:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Fair Value Measurement as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents	2,313	2,313	-	-

5.	Balance Sheet Components

Accounts Receivable

	December 31,	March 31,
	2009	2009
	(unaudited)

Accounts receivable	$10,191	$10,919
Less: allowance for doubtful accounts	(266)	(174)
	$9,925	$10,745

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the period ended December 31, 2009.

Property and Equipment

	December 31,	March 31,
	2009	2009
	(unaudited)

Equipment	$1,431	$1,192
Furniture & fixtures	677	386
Leasehold improvements	140	140
	2,248	1,718
Accumulated depreciation	(848)	(488)
	$1,400	$1,230

Depreciation expense for the three months ended December 31, 2009 and 2008 was $121 and $113, respectively; and for the nine months ended December 31, 2009 and 2008 was $352 and $278 respectively.

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

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	-	-
Granted	1,600	$2.64
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2007	1,600	$2.64
Granted	2,752	$4.57
Transferred in from Twistbox	2,462	$0.64
Canceled	(12)	$0.81
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.49
Granted	-	$-
Canceled	(773)	$2.76
Exercised	-	$-
Outstanding at December 31, 2009 (unaudited)	6,187	$2.49
Exercisable at December 31, 2009 (unaudited)	5,205	$2.32

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

The exercise price for options outstanding at December 31, 2009 was as follows:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Options outstanding
	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2009	Price	Value

$0 - $1.00	6.58	2,071	$0.63	$22,511
$2.00 - $3.00	8.33	2,616	$2.67	$-
$4.00 - $5.00	8.12	1,500	$4.75	$-
	7.69	6,187	$2.49	$22,511

The exercise price for options exercisable at December 31, 2009 was as follows:

Options Exercisable
	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2009	Price	Value

$0 - $1.00	6.57	2,027	$0.63	$22,501
$2.00 - $3.00	8.26	2,045	$2.66	$-
$4.00 - $5.00	8.12	1,133	$4.75	$-
	7.57	5,205	$2.32	22,501

A summary of the status of the Company’s nonvested shares as of December 31, 2009 pursuant to the Plan, and changes during the nine months ended December 31, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at March 31, 2009	498,767	$0.85
Granted	229,388	$0.89
Vested	219,550	$0.86
Nonvested at June 30, 2009	508,605	$0.86

Vested	233,955	$0.86

Nonvested at September 30, 2009	274,650	$0.86

Granted	79,938	$0.50

Vested	300,193	$0.77

Nonvested at December 31, 2009	54,395	$0.83

Cumulative Forfeited	(159,539)	$0.69

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of December 31, 2009, there was $45 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of a further 2 months. The total fair value of shares vested during the three months ended December 31, 2009 was $231; the total fair value of shares vested during the nine months ended December 31, 2009 was $623.

Stock compensation expense is included in the following income statement components:

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31	December 31	December 31	December 31
	2009	2008	2009	2008

Product development	$3	$8	$9	$27
Sales and marketing	$15	$7	$70	$21
General and administrative	$478	$605	$1,430	$2,538
	$496	$620	$1,509	$2,586

7.	Acquisitions/Purchase Price Accounting

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

9 months ended
December 31,
2008

Revenues	$41,832
Cost of revenues	15,576
Gross profit/(loss)	26,256

Operating expenses net of interest income and other expense	32,309
Income tax expense and minority interests	(701)
Net loss	$(6,754)

Basic and Diluted net loss per common share	$(0.18)

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

8.	Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the nine months ended December 31, 2009 was as follows:

Balance at March 31, 2009	$16,121
Amortization	(305)
Balance at June 30, 2009	15,816
Amortization	(305)
Balance at September 30, 2009	15,511
Amortization	(302)
Balance at December 31, 2009	$15,209

The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $3,940 to write down intangible assets.

The components of intangible assets as at December 31, 2009 and 2008 were as follows:

	December 31,	March 31,
	2009	2009
	(unaudited)

Software	$1,922	$1,922
Trade name / Trademark	9,824	9,824
Customer list	4,378	4,378
License agreements	886	886
Non-compete agreements	323	323
	17,333	17,333
Accumulated amortization	(2,124)	(1,212)
	$15,209	$16,121

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended December 31, 2009 and 2008, the Company recorded amortization expense in the amount of $177 and $128, respectively, in cost of revenues; and amortization expense in the amount of $177 and $177 respectively in operating expenses. During the nine months ended December 31, 2009 and 2008 the Company recorded amortization expense in the amount of $433 and $331, respectively, in cost of revenues; and amortization expense in the amount of $531 and $451, respectively, in operating expenses.

As of December 31, 2009, the total expected future amortization related to intangible assets was as follows:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	12 Months Ended December 31,
	2010	2011	2012	2013	2014	Thereafter
Software	$334	$308	$230	$230	$230	$27
Customer List	547	547	547	547	547	614
License Agreements	177	177	177	21	-	-
Non-compete agreements	121	-	-	-	-	-
	$1,179	$1,032	$954	$798	$777	$641

9.	Debt

	December 31,	March 31,
	2009	2009
	(unaudited)

Short Term Debt

Senior secured note, inclusive of accrued interest net of discount of $60 and $247, respectively	$19,004	17,351
Deferred purchase consideration inclusive of accrued interest	6,225	5,945
	$25,229	$23,296

In July 2007, Twistbox entered into a debt financing agreement pursuant to the ValueAct Note amounting to $16,500, payable at 30 months. The holder of the ValueAct Note was granted first lien over all of the Company’s assets. The ValueAct Note carries interest of 9% annually for the first year and 10% subsequently, with semi-annual interest only payments. The debt-financing agreement included certain restrictive covenants. In conjunction with the Merger described in Note 7, the Company guaranteed up to $8,250 of the principal; and the restrictive covenants were modified, including a requirement for both Mandalay Media and Twistbox to maintain certain minimum cash balances. In connection with the guaranty, the Company issued the lender warrants to purchase 1,093 and 1,093 shares of common stock of the Company, exercisable at $7.55 per share, and at $5.00 per share, (increasing to $7.55 per share, if not exercised in full by February 12, 2009), respectively, through July 30, 2011. These warrants replaced warrants originally issued by Twistbox in conjunction with the ValueAct Note.

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

Minimum future obligations, including interest, under the ValueAct Note are $20,118 during the year ended December 31, 2010 including repayment of the principal.

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Mandalay Media, Inc.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended December 31, 2009 and 2008, the Company paid management fees under the agreement of $90 and $90 respectively. For the nine months ended December 31, 2009 and 2008, the Company paid management fees under the Agreement of $270 and $270 respectively.

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month. Rent expense in connection with this lease was $26 and $26 respectively for the three months ended December 31, 2009 and 2008. Rent expense was $77 and $77 respectively for the nine months ended December 31, 2009 and 2008.

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

Common Stock

In September 2009, the Company granted warrants to purchase 1,200 shares of common stock of the Company a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134 at the time of issue.

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

As of December 31, 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed as at March 31, 2009.

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. There were no unrecognized tax benefits not subject to valuation allowance as at December 31, 2009, and March 31, 2009. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes.

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended December 31, 2009:

	North		South	South	Other
	America	Europe	Africa	America	Regions	Consolidated

Three Months ended December 31, 2009
Net sales to unaffiliated customers	923	6,172	2,137	120	299	$9,651

Nine Months ended December 31, 2009
Net sales to unaffiliated customers	3,966	19,926	5,166	429	388	$29,875

Property and equipment, net at December 31, 2009	586	805	-	2	7	$1,400

Our two largest customers accounted for 22% and 16%, respectively, of gross revenues in the three months ended December 31, 2009; and 21% and 15% in the nine months ended December 31, 2009.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2014.

Following is a summary of future minimum payments under initial terms of leases at December 31, 2009:

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Year Ending December 31,
2010	$342
2011	150
2012	179
2013 and thereafter	402
Total minimum lease payments	$1,073

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $201 for the three months ended December 31, 2009; and $659 for the nine months ended December 31, 2009.

Minimum Guaranteed Royalties
The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of December 31, 2009 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties

2010	$120
2011	60
Total minimum payments	$180

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $180 at December 31, 2009, because the Company has determined that recoupment is unlikely.

Other Obligations
As of December 31, 2009, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at December 31, 2009.  Annual payments relating to these commitments at December 31, 2009 are as follows:

Year Ending December 31,	Commitments

2010	$2,426
2011	480
2012	49
Total minimum payments	$2,955

Mandalay Media, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

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

Management has evaluated subsequent events through February 16, 2010, the business date that this Quarterly Report on the Form 10-Q was filed with the SEC.

In January, the Company settled estimated liabilities, which resulted in positive gains to the respective expenses in which they were originally recorded. In accordance with ASC 855-10, as these impact the realization of assets and are indicative of conditions existing at December 31, 2009, the Company has adjusted these amounts as of December 31, 2009.

On January 25, 2010, the Company, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note.

Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in Section 2 of the Waiver (the “Conditions”), certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with the Conditions, the timing obligation of the Company and Twistbox to comply with the cash covenant set forth in the ValueAct Note has been extended to March 1, 2010 and the minimum cash balance by which Twistbox and the Company must maintain was increased to $1,600.

In addition to working with ValueAct in connection with the Waiver, the Board of Directors of the Company has appointed a Special Committee of the Board of Directors to explore various alternatives with respect to the Company, its outstanding debt and its future operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the period ended March 31, 2009. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the business and operations of Mandalay Media, Inc. (“Mandalay Media” or the “Company”) through its operating and wholly-owned subsidiaries, Twistbox Entertainment, Inc. (“Twistbox”) and AMV Holding Limited, a United Kingdom private limited company (“AMV”).

Historical Operations ofthe Company

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

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) the Company’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) was issued to the holders of record of the Company’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of the Company (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

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

The AMV Note matures on July 31, 2010, and bears interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event Mandalay Media completes an equity financing which results in gross proceeds of over $6,000,000, Mandalay Media will prepay a portion of the AMV Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000,000. In addition, if within nine months of the issuance date of the AMV Note, Mandalay Media completes a financing that results in gross proceeds of over $15,000,000, then Mandalay Media shall prepay the entire principal amount then outstanding under the AMV Note, plus accrued interest. If within nine months of the issuance date of the AMV Note, the aggregate principal sum then outstanding under the AMV Note plus accrued interest thereon has not been prepaid, then on and after such date, interest shall accrue on the unpaid principal balance of the AMV Note at a rate of 7% per annum.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay Media, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provides for a payment in kind election at the option of Twistbox, modifies the financial covenants set forth in the ValueAct Note to require that Mandalay Media and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of Mandalay Media and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay Media and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share. On August 14, 2009, Mandalay Media, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the Note increased from 10% to 12.5%.  Additionally, the Third Amendment provides that Twistbox may prepay the ValueAct Note in whole or in part at any time without penalty.  In the event of any such prepayment prior to January 31, 2010, in an aggregate amount of not less than 50% of the then outstanding and unpaid principal plus accrued interest under the ValueAct Note, the balance of the ValueAct Note shall be payable on the earlier of July 31, 2015, or the date when such amount becomes due and payable as a result of an event of default under the ValueAct Note (the earlier of such date, the “New Maturity Date”).  If Twistbox receives any net proceeds from a debt financing (other than any proceeds from a Company Receivables Facility as defined in the ValueAct Note) not to exceed $9,000,000, at least 50% of such proceeds shall be paid by Twistbox to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note; any indebtedness incurred by Twistbox in connection with such a prepayment shall be excluded from Twistbox’s covenants, as set forth in the Note, not to incur additional indebtedness.  If the Company receives any net proceeds from an equity financing, at least 50% of such proceeds shall be paid to ValueAct to satisfy a portion of the then-outstanding and unpaid principal plus accrued interest under the Note, and the balance of the Note shall be payable on the New Maturity Date.  In the event Twistbox or the Company have made any prepayments in connection with a debt or equity financing, as applicable, which payments are greater than or equal to $9,000,000 in the aggregate, then the balance of the Note shall be payable on the New Maturity Date.  Lastly, if certain of the earn-out payments set forth in that certain Stock Purchase Agreement, by and among the Company, Jonathan Creswell, Nathaniel MacLeitch and the shareholders of AMV, dated as of October 23, 2008, as amended, have been paid, the Company and Twistbox agreed to maintain certain minimum combined cash balances. On January 25, 2010, Mandalay Media, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of Mandalay Media and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and Mandalay Media must maintain was increased to $1,600,000.

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

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenues

	Three Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Revenues by type:

Games	$1,024	$1,245
Other content	8,627	9,760

Total	$9,651	$11,005

Games revenue – lower games revenue in the quarter compared to the same quarter last year relates to the timing of development work in the U.S. for third parties and lower revenue from U.S. carriers due to rotation of games on-deck. Games revenue includes both licensed and internally developed games for use on mobile phones.

The decrease in other content revenues as compared to the third quarter of fiscal 2009 is due to a fall in off-deck revenues in the U.K. as the market contracted and was subject to tighter regulatory restrictions, partly offset by a recovery in the South African market.  In addition, the on-deck business saw decreased carrier sales as a result of a continuation of a very challenging European sales environment. Other content includes a broad range of licensed and internally-developed product delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues

	Three Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Cost of revenues:

License fees	$974	$1,670
Other direct cost of revenues	1,948	2,264

Total cost of revenues	$2,922	$3,934

Revenues	$9,651	$11,005

Gross margin	69.7%	64.3%

License fees represent costs payable to content providers for use of their intellectual property in products sold. License fees have decreased as  a result of reductions in the revenue share attributable to several licensed product arrangements and a significant change in mix towards product for which the rights have been acquired in perpetuity. In addition license fees in the quarter benefited from the reversal of previously accrued license fees, following resolution with providers. One-time adjustments amounted to $624, which improved margins by approximately 6%. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The decrease in other direct costs is largely attributable to a decrease in off-deck revenues. The improvement in margin is due the mix changes noted above and the impact of off-deck revenues, which has higher margins, and adjustments related to settlement agreements with certain content providers.

Operating Expenses

	Three Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Product development expenses	$1,184	$1,563

Sales and marketing expenses	2,276	4,243

General and administrative expenses	2,986	2,173

Amortization of intangible assets	177	177

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the third quarter of the prior year are primarily the result of restructuring during the year resulting in a reduction in employees, particularly in the product development areas.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease in sales and marketing expenses from the third quarter of the prior year is the result of a sharp decrease in marketing within the off-deck business as marketing campaigns were fine-tuned towards more profitable segments, particularly in the primary UK market.

General and administrative expenses represent management and support personnel costs in each  of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  The increase in expenses over the third quarter in the prior year is the result of costs of restructuring the on-deck business, higher professional costs in the quarter, including costs related to the company’s bid for World Poker Tour Enterprises, legal costs related to content provider disputes, and legal and accounting costs incurred in complying with a Securities and Exchange Commission (“SEC”) request to re-file certain historical financial statements presenting the acquired Twistbox subsidiary as the “predecessor” entity.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Income / (Expenses)

	Three Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Interest and other income/(expense)	$753	$(1,138)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense.  The change in net expense compared to the third quarter of the prior year  relates to foreign exchange gains (versus losses in the prior year period), and significant miscellaneous income related to the settlement of two long outstanding matters – one related to fees payable to an investment bank in conjunction with the Twistbox acquisition and the other related to amounts potentially payable to a significant customer associated with VAT liabilities in Europe. Both matters were settled favorably in the quarter. These were partially offset by increased interest expense related to the increase in the balance due and higher interest rates under both the ValueAct Note, and the AMV Note, which represents deferred purchase consideration related to the AMV Acquisition.

Comparison of the Nine Months Ended December 31, 2009 and 2008

Revenues
	Nine Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Revenues by type:

Games	$3,549	$3,738
Other content	26,326	17,616

Total	$29,875	$21,354

Games revenue – decreased sales of non-core game products and particular challenges in carrier games sales in key markets, especially Germany were partly offset by higher development revenue in the U.S. games revenue includes both licensed and internally developed games for use on mobile phones.

The increase in other content revenues over the first nine months of fiscal 2009 over the prior year is primarily due to the inclusion of revenues from AMV Holding which was acquired in the third quarter of fiscal 2009.  This was partially offset by decreased carrier sales as a result of a very challenging European sales environment, and the loss and a significant on-deck advertising management agreement. Other content includes a broad range of licensed and internally-developed product delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues

	Nine Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Cost of revenues:

License fees	$2,849	$5,604
Other direct cost of revenues	5,934	2,468

Total cost of revenues	$8,783	$8,072

Revenues	$29,875	$21,354

Gross margin	70.6%	62.2%

License fees represent costs payable to content providers for use of their intellectual property in products sold. License fees have decreased as  a result of reductions in the revenue share attributable to several licensed product arrangements and a significant change in mix towards product for which the rights have been acquired in perpetuity. In addition, license fees benefited from the reversal of previously accrued license fees, following resolution with providers.  These one-time adjustments contributed approximately 6.5% of margin in the period. Other direct cost of revenues includes costs to deliver products, and amortization of the intangibles identified as part of the purchase price accounting and attributed to cost of revenues. The increase in other direct costs is largely attributable to the inclusion of AMV cost of revenues for three quarters in the current year as compared to one quarter in the prior fiscal year.  The improvement in margin is due the various changes noted above and the impact of AMV, which has higher margin sales, and adjustments related to settlement agreements with content providers.

Operating Expenses
	Nine Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Product development expenses	$3,964	$5,130

Sales and marketing expenses	8,681	6,527

General and administrative expenses	8,330	7,545

Amortization of intangible assets	531	451

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone.  The decrease in expenses compared to the same period of the prior year are primarily the result of restructuring during the year resulting in a reduction in employees, particularly in the product development areas.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns.  Advertising  increased significantly with the AMV Acquisition in October 2008 due to the “direct to consumer” nature of that business, with a significant element of direct marketing required to stimulate revenues. In addition, a significant portion of AMV’s employee base is classified as sales and marketing employees. This was partially offset by a decrease in marketing expenses in the third quarter within the off-deck business as marketing campaigns were adjusted in favor of more profitable channels, particularly in the primary UK market.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  Higher expenses in the third quarter resulted from the costs of restructuring the on-deck business, higher professional costs, including costs related to the company’s bid for World Poker Tour Enterprises, legal costs related to content provider disputes, and legal and accounting costs incurred in complying with an SEC request to re-file certain historical financial statements presenting the acquired Twistbox subsidiary as the “predecessor” entity. These were partially offset by employee reductions and cost savings initiatives implemented during the period.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Other Income / (Expenses)
	Nine Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Interest and other income/(expense)	$(203)	$(2,084)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense.  The decrease in net expense compared to the same period of the prior year  relates to foreign exchange gains (versus losses in the prior year period), and miscellaneous income related to the settlement of two long outstanding matters – one related to fees payable to an investment bank in conjunction with the Twistbox acquisition and the other related to amounts potentially payable to a significant customer associated with VAT liabilities in Europe. Both matters were settled favorably in the quarter. These were partially offset by increased interest expense related to the increase in the balance due and higher interest rates under both the ValueAct Note, and the AMV Note, which represents deferred purchase consideration related to the AMV Acquisition.

Financial Condition

Assets

Our current assets totaled $13.8 million and $18.0 million at December 31, 2009 and March 31, 2009, respectively. Total assets were $86.3 million and $91.2 million at December 31, 2009 and March 31, 2009, respectively. The decrease in current assets is primarily due to the lower cash balances and accounts receivable. The decrease in total assets is primarily due to the amortization of intangibles assets, as well as the movement in cash and accounts receivable.

Liabilities and Working Capital

At December 31, 2009, our total liabilities were $37.4 million.  Our current liabilities totaled $37.4 million and $42.1 million at December 31, 2009 and March 31, 2009, respectively. The change in current liabilities was primarily related to the reduction in accounts payable and other current liabilities.  The Company had negative working capital of $23.6 million at December 31, 2009 and $24.1 million at March 31, 2009 as a result of the timing of maturity of the ValueAct Note.

Liquidity and Capital Resources
	Nine Months Ended December 31,
	2009	2008
	unaudited	unaudited
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$530	$101
Cash flows used in operating activities	3,289	5,591
Cash flows used in investing activities	-	3,262
Cash flows provided by financing activities		4,300

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

Operating Activities

In the nine months ended December 31, 2009, we used $3.3 million of net cash, flowing from the loss of $1.6 million as well as decreases in accounts payable of $4.3 million and in other liabilities of $0.6 million, offset by non cash stock based compensation and depreciation and amortization.  In the nine months ended December 31, 2008, we used $5.6 million of net cash in operating expenses. This primarily related to the net loss of $8.9 million, and reductions in accounts payable/accrued license fees/other liabilities of $3.8 million, partially offset by non cash stock based compensation and depreciation and amortization included in the net loss and increases in accounts receivable.

As of December 31, 2009, the Company had approximately $2.3 million of cash. The Company has restructured its debt, as described in Note 9 to the financial statements.  Among other things, this provides for the due date to be extended to July 31, 2010, an interest rate of 12% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due in January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions. In addition the Company and the sellers of AMV Limited entered into an agreement which extended the maturity date of the AMV Note, which represents deferred purchase consideration in relation to the AMV Acquisition, until July 31, 2010.

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

 As described above, on January 25, 2010, the Company, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions of the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions of the Waiver, the timing obligation of the Company and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and the Company must maintain was increased to $1.6 million. In addition to working with ValueAct in connection with the Waiver, the Board of Directors of the Company has appointed a Special Committee of the Board of Directors to explore various alternatives with respect to the Company, its outstanding debt and its future operations.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Russia, Argentina and Colombia, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them.  As of December 31, 2009, our two largest customers represented approximately 12% and 12%, respectively, of our gross accounts receivable outstanding.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of our management, including our Principal Executive Officer, Ray Schaaf, and Principal Financial Officer, Russell Burke, have evaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e), as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Schaaf and Burke concluded that our disclosure controls and procedures are adequate and effective to ensure that material information was made known to them by others within those entities, particularly during the period for which this Quarterly Report on Form 10-Q was prepared.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the third quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2009. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Mandalay Media, Inc.

Date: February 16, 2010	By:	/s/ Ray Schaaf
Ray Schaaf
President
(Authorized Officer and Principal Executive Officer)

Date: February 16, 2010
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)