Form 10-K
period 2010-03-31
NeuMedia, Inc.
filed 2010-07-15
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-10039

NEUMEDIA, INC. (f/k/a MANDALAY MEDIA, INC.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 410, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on September 30, 2009 was $8,839,777.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒          No  ☐

As of July 14, 2010, the Issuer had 35,573,502 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NeuMedia, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2010

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

PART I

ITEM 1. BUSINESS

Historical Operations of NeuMedia, Inc.

NeuMedia, Inc. (“NeuMedia” or the “Company”), formerly known as Mandalay Media, Inc., was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.  On May 12, 2010, the company changed its name to NeuMedia, Inc.

On October 27, 2004, and as amended on December 17, 2004, NeuMedia filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) NeuMedia’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by NeuMedia to fund the expenses of remaining public; (4) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to the holders of record of NeuMedia’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of NeuMedia (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, NeuMedia and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, NeuMedia was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

Our Current Operations

Twistbox Entertainment, Inc.

On February 12, 2008, NeuMedia completed its acquisition of Twistbox Entertainment, Inc. pursuant to an Agreement and Plan of Merger entered into on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008, with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of NeuMedia (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, as part of which Merger Sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). Following the Merger, Twistbox became the sole operating subsidiary of NeuMedia until the acquisition of AMV Holding Limited, a United Kingdom private limited company (“AMV”) on October 23, 2008 as described below.

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

Revenue Model

Twistbox’s revenue model includes pay per-download and a growing base of recurring subscription services.  Video services include daily, weekly and monthly subscriptions to access a specific WAP site or suite of mobile TV channels.  Twistbox’s play-for-prizes tournament games revenue model is based on a monthly recurring subscription per game although a subscriber can elect for a higher priced one-time payment.

Collectively, Twistbox’s mobile content sites generate in excess of 500 million advertising impressions monthly.  In turn, Twistbox has begun to leverage its distribution and traffic to generate revenues from WAP advertising on mobile content portals that Twistbox manages on an exclusive basis.

Twistbox bills and receives payment directly through mobile operators and billing aggregators that form the majority of its revenue. Twistbox receives between 40% to 60% of the billings from the mobile operator or billing aggregator, which it recognizes as its Gross Revenue.  Twistbox’s Cost of Revenues represents license fees paid to content providers, which currently averages approximately 30%.

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

Twistbox intends to acquire additional third-party licenses and to develop new applications through relationships with third-party developers as well as its in-house development staff to assure that it has a steady supply of new content to offer its customers.    The Company believes that the market for mobile entertainment should continue to increase as mobile operators continue to roll out their next generation service offerings and advanced handsets offering improvements in data handling capability, graphics resolution and other features.

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

RapidPort™

RapidPort™ is Twistbox’s software suite that enables the development and porting of mobile games and applications to over 1,500 different handsets from leading manufacturers including Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets. The RapidPort™ development platform supports a broad number of wireless device formats including J2ME, BREW, DoJa and Symbian, and provides localization in over 18 languages. Twistbox Games has recently enhanced RapidPort™ to include new technology designed to enhance titles with value-added features, such as in-game advertising, multi-player and play-for-prizes functionality, 3D graphics and location-based services (LBS).

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

Play-for-Prizes - Competition Goes Mobile ®

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

Sales and Marketing

In order to sell to its target base of carrier and infrastructure customers, Twistbox has built an affiliate sales and marketing team that is localized on a country-by-country basis.  As of March 31, 2010, Twistbox had a workforce of approximately 100 employees

Competition

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

Trademarks, Trade names, Patent and Copyrights

Twistbox has used, registered and applied to register certain trademarks and service marks to distinguish its products, technologies and services from those of its competitors in the United States and in foreign countries. Twistbox also has a copyright known as the “WAAT Media Wireless Content Standards Ratings Matrix©”, which has been filed with the Library of Congress’s Copyright Office. On July 25, 2008, Twistbox filed with the United States Patent and Trademark Office a patent application for the Improvements In Skill-Based Electronic Gaming Tournament Play having Serial Number 12/180,405. We believe that these trademarks, trade names, patent and copyrights are important to its business. The loss of some of Twistbox’s intellectual property might have a negative impact on its financial results and operations.

AMV Holding Limited

On October 23, 2008, NeuMedia consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

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

On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV in exchange for the release of $23.3 million of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under that certain Senior Secured Note, as amended, in favor of ValueAct SmallCap Master Fund, L.P. (“ValueAct”) dated July 30, 2007 and due July 31, 2010 (“Note”) except for $3.5 million in principal. See “Management’s Discussion and Analysis or Plan of Operation – Historical Operations of NeuMedia, Inc. – Summary of the AMV Acquisition”.

ITEM 1A. RISK FACTORS

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of NeuMedia , Inc. (“NeuMedia”) through its operating and wholly-owned subsidiary Twistbox Entertainment, Inc. (“Twistbox”).

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

We may not be able to resume our operations in Russia, which could have a material adverse impact on our results of operations.

From April 2009 to December 2009, approximately 13% of Twistbox’s revenues were generated from our operations in Russia. In January 2010, our assets and operations in Russia were diverted to an unaffiliated entity. We may take action to reacquire our Russian operations in the future, however there is no assurance that we will be successful. If we are unable reacquire our Russian assets and operations, our results of operations and financial condition could be materially and adversely affected.

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

Decisions that regulators or governing bodies make with regard to the provision and marketing of mobile content and/or billing can have a significant impact on the revenues generated in that market. Although most of our markets are mature with regulation clearly defined and implemented, there remains the potential for regulatory changes that would have adverse consequences on the business and subsequently  our revenue.

If we are unsuccessful in expanding the distribution of our “off-deck” direct-to-consumer products and services, our potential revenues could be limited and our operating results and financial condition could be harmed.

As mature markets tend to flatten, they can deliver more challenging levels of margin growth. This is especially the case where regulation is introduced (despite the fact that the sector is still young). To compensate for such trends, the Company will continue to make its products and services available in new geographic markets and target launches in markets that it believes are best suited for its direct-to-consumer business.

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

Our off-deck business is dependent upon billing aggregators that use premium short message system (Premium SMS) technologies to deliver and bill for our products and services. If we were to lose one or more of these relationships, or if there is a material change or limitation in the use of Premium SMS technologies, we would experience a significant reduction in the number of transactions initiated by end-users and thus material reduction in our revenues.

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

Our off-deck business relies extensively on marketing, advertising and promoting its products and services requiring it to have an understanding of the local laws and regulations governing its business.  In the event that we have relied on inaccurate information or advice, and engage in marketing, advertising or promotional activities that are not permitted, we may be subject to penalties, restricted from engaging in further activities or altogether prohibited from offering our products and services in a particular territory, all or any of which will adversely impact our revenues and thus our operating results and financial condition

 Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the Los Angeles area, where our headquarters are located. Further, we conduct principal overseas operations in Germany, an area that, similar to our headquarters region, has a high cost of living and consequently high compensation standards and/or intense demand for qualified individuals which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

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

We expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	higher costs associated with doing business internationally;

•	difficulties in staffing and managing international operations;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability, including relating to the current European sovereign debt crisis;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions;

•	variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in countries other than the United States.

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

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not obtained patent protection. Consequently, we may not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and software. Monitoring unauthorized use of our technology and software is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and software, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 54% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending March 31, 2011. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations has resulted in an increase in our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may place undue strain on our personnel, systems and resources.

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

The ownership interest of our current stockholders will be substantially diluted if our outstanding securities convertible and/or exercisable  into shares of our common stock are converted and/or exercised.

As of June 21, 2010, we had an aggregate of $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 convertible into 16,666,666 shares of our common stock, and warrants to purchase 8,333,333 shares of our common stock. To the extent our outstanding securities convertible and/or exercisable into shares of our common stock are converted and/or exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale into the public market. Sales of such shares of common stock could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

The principal offices of NeuMedia are the offices of Trinad Capital, L.P., located at 2000 Avenue of the Stars, Suite 410, Los Angeles, California 90067. In March 2007, we entered into a month-to-month lease for such office space with Trinad Management, LLC (“Trinad Management”) for rent in the amount of $8,500 per month, which was subsequently amended to $5,000 per month

The principal offices of our subsidiary Twistbox are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, The WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. The term of the lease expires on July 15, 2010, and becomes month-to-month thereafter.  Twistbox also leases property in Dortmund, Germany and Poland, where it has branch operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. Except as set forth below, we do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

Twistbox’s wholly owned subsidiary WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint in California Superior Court, LA Superior Court seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  Non-binding meditation was held on November 16, 2009.  The parties were not able to settle their dispute.  The litigation is proceeding and WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 8, 2010, the closing price of our common stock was $0.35.

Our common stock is quoted on the OTC Bulletin Board under the symbol “MNDL.OB.” Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low bids for our common stock for periods indicated. The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year Ended March 31, 2010
First quarter	$0.91	$0.31
Second quarter	$0.60	$0.39
Third quarter	$0.55	$0.35
Fourth quarter	$0.50	$0.30

Year Ended March 31, 2009
First quarter	$6.00	$2.00
Second quarter	$3.00	$1.00
Third quarter	$2.39	$0.60
Fourth quarter	$1.75	$0.50

Holders

As of July 7, 2010, there were 538 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,000,000	$2.49	0

Equity compensation plans not approved by security holders	3,187,000	$2.49	982,000

Total	6,187,000	$2.49	813,000

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 - January 31, 2010	-	-	-	-
February 1, 2010 - February 28, 2010	12,992	$0.40	-	-
March 1, 2010 – March 31, 2010	45,848	$0.40	-	-

(1) These shares were repurchased by the Company in satisfaction of tax liability pursuant to Rule 16b-3 of the Exchange Act, or were cancelled in connection with an employee termination

ITEM 6.  SELECTED FINANCIAL DATA

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

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of NeuMedia, Inc. (“NeuMedia”) through its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Historical Operations of NeuMedia, Inc.

NeuMedia was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.  On May 12, 2010, the company changed its name to NeuMedia, Inc.

On October 27, 2004, and as amended on December 17, 2004, NeuMedia filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) NeuMedia’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 were transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 were retained by NeuMedia to fund the expenses of remaining public; (4) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to the holders of record of NeuMedia’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of NeuMedia (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, NeuMedia and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, NeuMedia was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE MERGER

NeuMedia entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of NeuMedia (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for NeuMedia common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan was assumed by NeuMedia, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, except that (a) the number of shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, NeuMedia also assumed all unvested Twistbox options. The merger consideration consisted of an aggregate of up to 12,325,000 shares of NeuMedia common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of NeuMedia common stock required for assumption of the vested Twistbox options. NeuMedia reserved an additional 318,772 shares of NeuMedia common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, NeuMedia or any subsidiary of Twistbox or NeuMedia immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and NeuMedia is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, NeuMedia consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement. The AMV Note was scheduled to mature on July 31, 2010, and bore interest at an initial rate of 5% per annum, subject to adjustment as provided therein.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, NeuMedia, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provided for a payment in kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that NeuMedia and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of NeuMedia and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, NeuMedia and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

In addition, also on October 23, 2008, NeuMedia entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which NeuMedia agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to NeuMedia of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to NeuMedia on or about November 8, 2008.

On August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”).  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. In addition, also on August 14, 2009, NeuMedia, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

On January 25, 2010, NeuMedia, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of NeuMedia and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and NeuMedia must maintain was increased to $1,600,000.

On February 25, 2010, Twistbox received a letter (the “Letter”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Letter claimed that an event of default had occurred and was continuing under the ValueAct Note as  result of certain alleged defaults, including the failure to provide weekly evidence of compliance with certain of Twistbox’s and NeuMedia’s covenants under the ValueAct Note, the failure to comply with limitations on certain payments by NeuMedia and each of its subsidiaries, and the failure of Twistbox and Neumedia to maintain minimum cash balances in deposit accounts of each of Twistbox and Neumedia. The Letter also claimed that the Waiver had ceased to be effective as a result of the alleged failure of NeuMedia to comply with the conditions set forth in the Waiver.  On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”) in which ValueAct stated that an event of default had occurred under the ValueAct Note as a result of Twistbox’s and NeuMedia’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of NeuMedia held by ValueAct were cancelled and all warrants and common stock of NeuMedia held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by NeuMedia for a price of $0.02 per share.

The Amended ValueAct Note matures on June 21, 2013 and bears interest at 10% payable in cash semi-annually in arrears on each January 1 and July 1 that the Amended ValueAct Note is outstanding. Twistbox may prepay the Amended ValueAct Note in whole or in part at any time without penalty. Notwithstanding the foregoing, at any time on or prior to January 1, 2012, Twistbox may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to January 1, 2012 be added to the principal due under the Amended ValueAct Note.  In the event of a Fundamental Change (as defined therein) of Twistbox, the holder of the Amended ValueAct Note will have the right for a period of thirty days to require Twistbox to repurchase the Amended ValueAct Note at a price equal to 100% of the outstanding principal and all accrued and unpaid interest.

Also on June 21, 2010, for purposes of capitalizing NeuMedia, NeuMedia sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, NeuMedia  may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of NeuMedia at a conversion price of US$0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of NeuMedia and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of NeuMedia at an exercise price of US$0.25 per share, subject to adjustment.  For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock of NeuMedia.  Each Warrant has a five year term.

The Merger and the AMV Acquisition both included the issuance of common stock as all or part of the consideration. Based on the trading price of the common stock as of the acquisition dates, the total consideration was approximately $67.5 million for the Merger and approximately $22.2 million for the AMV Acquisition. Subsequent to the Merger and the AMV Acquisition, the average trading price of the common stock decreased significantly. If the decrease in trading price is deemed to “not be temporary in nature”, management expects that an impairment of goodwill and other long lived intangible assets could occur by year end. Other factors affecting management’s estimate of impairment include the current profitability and expected future cash flows from the acquired business.

Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited, a mobile media and marketing company. On June 21, 2010, we sold all of the operating subsidiaries of AMV. On Twistbox is a global publisher and distributor of branded entertainment content, including images, video, TV programming and games, for Third Generation (3G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox has experienced annual revenue growth in excess of 50% over the past two years and expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

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

RESULTS OF OPERATIONS

	Year ended	Year ended
	March 31,	March 31,
	2010	2009

Revenues	$14,037	$20,064
Cost of revenues	3,188	7,903
Gross profit	10,849	12,161
SG&A	14,351	20,808
Amortization of intangible assets	547	547
Impairment of goodwill	38,430	31,784
Operating income (loss)	(42,479)	(40,978)
Interest expense, net	(3,053)	(2,110)
Other income / (expenses)	1,650	(552)
(Loss) before income taxes	(43,882)	(43,640)
Income tax provision	(305)	(158)
(Loss) from continuing operations	(44,187)	(43,798)
Profit from discontinued operations, net of taxes	1,704	2,198
Net (loss)	$(42,483)	$(41,600)

Basic and Diluted net loss per common share:
Continuing operations	$(1.11)	$(1.20)
Discontinued opeations	$0.04	$0.05
Net loss	$(1.07)	$(1.15)
Basic and Diluted weighted average shares outstanding	39,837	36,264

Comparison of the Year Ended March 31, 2010 and the Year Ended March 31, 2009

Revenues

	Year Ended March 31,
	2010	2009
	(In thousands)

Revenues by type:

Games	$4,204	$5,736
Other content	9,833	14,328
Total	$14,037	$20,064

Games revenue – the decline in revenue largely reflects a strategic decision to curtail investment in development of new games for carrier sales, along with the loss of on-deck placement with US carriers. In addition, we have wound down our development work on behalf of third parties. This was partly offset by higher platform and services fees, particularly in Germany.   Games revenue includes both licensed and internally developed games for use on mobile phones.

The revenue decline for Other content is the result of multiple factors – the largest variance ($2.8million) relates to off-deck revenue in the prior year which was transferred to Twistbox’s sister company and thus was not part of continuing operations in fiscal 2010. In addition, revenues were impacted by a very challenging European sales environment for our carrier partners and consequently for us. This resulted in lower sales in major territories particularly in the UK, Germany and Greece. Revenues were also affected by the closure of our Russian operations in Q4 and the loss of a significant on-deck advertising management agreement. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV as well as interactive voice services.

Cost of Revenues

	Year Ended March 31,
	2010	2009
	(In thousands)

Cost of revenues:

License fees	$2,780	$7,178
Other direct cost of revenues	408	725
Total cost of revenues	$3,188	$7,903

Revenues	$14,037	$20,064

Gross margin	77.3%	60.6%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and therefore license fees have decreased as a result of reductions in the revenue share attributable to several licensed product arrangements, renegotiation of major license agreements resulting in a lower revenue share, and a change in mix towards product for which the rights have been acquired in perpetuity. In addition, license fees benefited from the reversal of previously accrued license fees, following resolution of discussions with providers. These one-time adjustments contributed approximately 15% of margin in the period.

Operating Expenses

	Year Ended March 31,
	2010	2009

	(In thousands)

Product development expenses	$4,194	$6,663

Sales and marketing expenses	2,428	4,439

General and administrative expenses	7,729	9,706

Amortization of intangible assets	547	547

Impairment of goodwill and intangible assets	38,430	31,784

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. The decrease in expenses, compared to the prior year, is primarily the result of restructuring during the year resulting in a reduction in employees, particularly in the product development areas.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease year-over-year is the result of curtailed D2C direct marketing expenses, as that business was transferred to a sister company and is not part of continuing operations.  In addition cost savings were made by headcount reductions and reduced travel.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. Significant savings were made during fiscal 2010 through headcount reductions, but were largely offset by higher expenses from the costs of restructuring the on-deck business, higher professional costs, legal costs related to the Company’s debt restructuring and disputes with the Senior Debt holder, legal costs related to content provider disputes, and legal and accounting costs incurred in complying with an SEC request to re-file certain historical financial statements presenting Twistbox as our “predecessor” entity.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company.  Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in fiscal 2009. The Company performed its annual impairment review for goodwill and intangible assets in the fourth quarter of fiscal 2010. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $32,694 to write down goodwill and $5,736 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name, and values assigned to customer list and license agreements.

Other Income and  Expenses

	Year Ended March 31,
	2010	2009
	(In thousands)

Interest and other income/(expense)	$(1,403)	$(2,662)

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense. The decrease in net expense compared to the prior year relates to foreign exchange gains (versus losses in the prior year), and miscellaneous income primarily related to the settlement of two long outstanding matters – one related to fees payable to an investment bank in conjunction with the Twistbox acquisition and the other related to amounts potentially payable to a significant customer associated with VAT liabilities in Europe.  Both matters were settled favorably during the year. These were partially offset by increased interest expense related to the increase in the balance due and higher interest rates under both the ValueAct Note and the AMV Note.

Financial Condition

Assets

Our current assets related to continuing operations totaled $5.8 million and $9.9 million at March 31, 2010 and March 31, 2009, respectively, while current assets including discontinued operations were $13.2 million and $18.0 million, respectively. Total assets related to continuing operations were $22.8 million and $66.5 million at March 31, 2010 and March 31, 2009, respectively, while total assets including discontinued operations were $46.8 million and $91.2 million, respectively . The decrease in current assets is primarily due to lower cash balances and prepayments. The decrease in total assets is primarily due to the impairment charge recorded against goodwill and intangibles assets, as well as the movement in cash and prepayments.

Liabilities and Working Capital

At  March 31, 2010, our current and total liabilities related to continuing operations were $33.7 million, compared to $34.0 million at March 31, 2009. Total liabilities including discontinued operations were $38.4 million and $42.2 million, respectively.  The change in liabilities was related to an overall reduction in accounts payable and other current liabilities, offset by interest accrued on debt. The Company had negative working capital of $25.5 million at March 31, 2010 and $24.1 million at March 31, 2009 as a result of the timing of maturity of the ValueAct Note and the AMV Note.

Liquidity and Capital Resources

	Year Ended March 31,
	2010	2009
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$433	$219
Cash flows used in operating activities	3,470	5,360
Cash flows used in investing activities	-	3,554
Cash flows provided by financing activities	-	4,300

Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed significantly in fiscal year 2010. The Company also incurred significant costs in attempting to restructure the debt held by the Senior Note holder.

The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

Operating Activities

In the year ended March 31, 2010, we used $4.0 million of net cash, flowing from the loss excluding impairment charge of $3.7 million as well as decreases in accounts payable of $3.8 million, offset by non-cash stock based compensation and depreciation and amortization. In the year ended March 31, 2009, we used $5.0 million of net cash. This primarily related to the net loss excluding impairment charge of $9.8 million, and reductions in accounts payable/accrued license fees/other liabilities of $4.2 million, partially offset by non cash stock based compensation and depreciation and amortization included in the net loss and increases in accounts receivable of $4.5million.

As of March 31, 2009, the Company had approximately $0.6 million of cash attributed to continuing operations. The Company has subsequently restructured its debt, as described in Note 16 to the accompanying financial statements, and has recapitalized by means of receiving $2.5 million in the form of a new Senior Debt facility.

The Company’s cash requirements in the future will be dependent on actions taken to improve cash flow, including operational restructuring. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the new Senior Debt facility, and also under the Amended ValueAct Note. Under both facilities the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount payable at the end of the term. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2014. Twistbox has entered into license agreements with various owners of brands and other intellectual property in order to develop and publish branded products for mobile handsets. Pursuant to some of these agreements, we are required to pay minimum royalties over the term of the agreements regardless of actual sales.

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

As described above, pursuant to the Merger, we issued 10,180,292 shares of NeuMedia common stock as part of the merger consideration in connection with the Merger. Such issuance was made pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act.

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

As described above, pursuant to the AMV Acquisition, on October 23, 2008, we entered into a Securities Purchase Agreement with certain investors identified therein, pursuant to which NeuMedia agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to the Company of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to NeuMedia on or about November 8, 2008.

Also as described above, in connection with the AMV Acquisition, on October 23, 2008, NeuMedia and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

In October 2008, warrants to purchase 2,300,000 shares of common stock were exercised in a cashless exchange for 286,000 shares of the Company’s common stock based on the average closing price of the Company’s common stock for the five days prior to the exercise date.

In September 2009, the Company granted warrants to purchase 1,200,000 shares of common stock of the Company a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134,000 at the time of issue.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s games to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each game. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s games through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 , Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

Effective April 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of ASC 805-10 prospectively to any future acquisitions. Although the Company did not enter into any business combinations during the first year ended March 31, 2010, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value  (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard became effective beginning in the fourth quarter of 2009 for the Company. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary ("ASU 2010-02"). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009, which was our year ended March 31, 2010. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which was our year ending March 31, 2010. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows. Disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our quarter ending June 30, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

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

In October 2009, the FASB concurrently issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Colombia and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international Mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of March 31, 2010, our two largest customers represented approximately 44% and 6% of our gross accounts receivable outstanding.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2010 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were effective as of March 31, 2010.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers as of July 14, 2010:

Name	Age	Position(s)
Ray Schaaf	49	President and Director
James Lefkowitz	51	Chief Operating Officer
Russell Burke	50	Chief Financial Officer, and Senior Vice President and Chief Financial Officer of Twistbox
David Mandell	49	Executive Vice President, General Counsel and Corporate Secretary of Twistbox
Peter Guber	68	Co-Chairman
Robert S. Ellin	45	Co-Chairman
Adi McAbian	36	Director
Paul Schaeffer	62	Director

Biographical information for our directors and executive officers are as follows:

Ray Schaaf.  Mr. Schaaf has been our President since October 27, 2009 and a director since April 5, 2010.  He is a 25 year veteran digital media veteran with significant experience in the casual games, content, ecommerce, and mobile industries. Prior to joining the Company, from 2007 to 2009, Mr. Schaaf served as president and chief executive officer of Arcadia Entertainment, Inc. From 2005 to 2007, Mr. Schaaf was chief operating officer of Navio, a digital content, ecommerce, and promotions solution provider to Fox Interactive Media, Shockwave, Disney, Sony BMG, EMI, and MasterCard. Prior to Navio, he was president of publishing at Glu Mobile.  Prior to Glu Mobile, he served as president of Intershop, where he oversaw the Americas and APAC operations.  Prior to Intershop, Mr. Schaaf was chief executive officer and president of XMARC, where he launched the first location-based application deployed on a public wireless network. He also has held executive management positions at Veritas Software, NeXT Computers, and Ziff Davis. Mr. Schaaf received his B.S. degree in business from Boston College. The Company selected Mr. Schaaf as a director because he has over 25 years experience managing companies in the gaming, wireless and digital content industries with operations in the US, Asia and Europe.  His specific experience will assist the Company in building and implementing a strategy for growth and expansion

James Lefkowitz.   Mr. Lefkowitz has been our Chief Operating Officer since October 27, 2009. He is a 20 year entertainment industry veteran with a wide range of experience in law, business, finance, film and television. Mr. Lefkowitz joined NeuMedia from Cantor Fitzgerald (Cantor), where he was managing director of Cantor Entertainment. Prior to Cantor, Mr. Lefkowitz was an agent for eight years at Creative Artists Agency, the premiere talent agency in Hollywood, where he represented actors, writers and directors. He began his career as an attorney at the law firm of Manatt, Phelps, and Phillips in Los Angeles. He subsequently worked for six years as a business affairs executive at Walt Disney Studios and Touchstone Pictures. Mr. Lefkowitz is a graduate of the University of Michigan School of Business Administration and Michigan Law School.

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

David Mandell.   Mr. Mandell has served as Executive Vice President, General Counsel and Corporate Secretary of Twistbox since June 2006. Mr. Mandell is responsible for all corporate governance matters for Twistbox, including those related to all foreign and domestic subsidiaries and affiliated companies. Prior to joining Twistbox, Mr. Mandell was Senior Vice President, Business/Legal Affairs of Gemstar-TV Guide International, Inc. (now ROVI Corporation), which was a NASDAQ publicly traded company that engaged in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From October 1998 to January 2003, Mr. Mandell served as Vice President, Business/Legal Affairs of Playboy Entertainment Group, Inc., a subsidiary of Playboy Enterprises, Inc., which owns film and television properties (Playboy Films, Playboy TV, Spice Networks), related home video imprints, and online content and gaming operations. Mr. Mandell received a B.A. from the University of Florida and a J.D. from the University of Miami, School of Law.

Peter Guber.  Mr. Guber has served as Co-Chairman of our Board of Directors since August 2007.  He is a 30-year veteran of the entertainment industry. His positions previously held include: Former Studio Chief, Columbia Pictures; Founder of Casablanca Record and Filmworks; Founder, and Former Chairman/CEO, PolyGram Filmed Entertainment; Founder and Former Co-owner, Guber-Peters Entertainment Company; Former Chairman and CEO, Sony Pictures Entertainment (SPE). Films directly produced and executive produced by Guber have received more than 50 Academy Award nominations, including four times for Best Picture. Among his personal producing credits are Witches of Eastwick, The Deep, Color Purple, Midnight Express, The Jacket, Missing, Batman and Rain Man, which won the Oscar for best picture. During Mr. Guber’s tenure at SPE, the Motion Picture Group achieved, over four years, an industry-best domestic box office market share averaging 17%. During the same period, Sony Pictures led all competitors with a remarkable total of 120 Academy Award nominations, the highest four-year total ever for a single company. After leaving Sony in 1995, Mr. Guber formed Mandalay Entertainment Group (“Mandalay Entertainment”) as a multimedia entertainment vehicle in motion pictures, television, sports entertainment and new media. Mr. Guber is a full professor at the UCLA School of Theater, Film and Television and has been a member of the faculty for over 30 years. He also can be seen every Sunday morning on the American Movie Channel (AMC), as the co-host of the critically acclaimed show, Sunday Morning Shootout. He received his B.A. from Syracuse University, and both a Masters and Juris Doctor degree in law from New York University and was recruited by Columbia Pictures Corporation from NYU where he pursued an M.B.A. degree. He is a member of the New York and California Bars. The Company selected Mr. Guber as Co-Chairman of the Board because of his extensive experience in the film, music and television businesses and world-wide recognition thereby enabling the Company to more successfully navigate through complex and relationship driven ventures.

Robert S. Ellin.    Mr. Ellin has been a member of our Board of Directors and our Co-Chairman since February 2005. Mr. Ellin has twenty years of investment and turnaround experience. Mr. Ellin is a partner and co-founder of Trinad, an activist hedge fund focused on micro-cap public companies. Prior to founding Trinad, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin frequently played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc., Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin is Chief Executive Officer of Zoo Entertainment, Inc. and President of Noble Medical Technologies, Inc.  Mr. Ellin currently sits on the boards of Command Security Corporation, Lateral Media, Inc., Zoo Entertainment, Inc., Noble Medical Technologies, Inc. and New Motion, Inc. d/b/a Artrinsic, Inc. Mr. Ellin also serves on the Board of Governors at Cedars-Sinai Hospital. Mr. Ellin received his B.A. from Pace University. The Company selected Mr. Ellin as Co-Chairman of the Board based, in part, on his experience in institutional sales at LF Rothschild and as a manager of retail operations at Lombard Securities.  His invaluable experience in the retail equity and debt markets will assist the Company in efforts to raise additional capital to fund operations and expand its operations.

Paul Schaeffer.   Mr. Schaeffer has served on our Board of Directors since August 2007 as Vice-Chairman.  He is Vice Chairman, Chief Operating Officer and Co-Founder of Mandalay Entertainment. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment, overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. During his tenure, Mr. Schaeffer also had supervisory responsibility for the $105 million rebuilding and renovation of Sony Pictures Studios. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He spent two years as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University. The Company considered Mr. Schaeffer to be a valuable resource when it selected him as a director based on having served for more than 5 years as the Chairman of the Finance Committee, and a member of the Board of Trustees of Childrens Hospital Los Angeles, as well as a member of its Audit Committee, Compensation Committee and Executive Committee for more than five years.

Adi McAbian.   Mr. McAbian has served on our Board of Directors since February 2008 and is a co-founder and former Managing Director of Twistbox since May 2003.  As the Managing Director of Twistbox, Mr. McAbian was responsible for global sales and carrier relationships that span the globe. Mr. McAbian’s background includes experience as an entrepreneur and executive business leader with over 12 years experience as a business development and sales manager in the broadcast television industry. Mr. McAbian is experienced in entertainment and media rights management, licensing negotiation and production, and has previously secured deals with AOL/Time Warner, Discovery Channel, BMG, RAI, Disney, BBC and Universal among others. He has been responsible for facilitating strategic collaborations with over 60 mobile operators worldwide on content standards and minor protection legislation and he has been a frequent speaker, lecturing on adult mobile content business and management issues throughout Europe and the U.S., including conferences organized by iWireless World, Mobile Entertainment Forum, and Informa. The Company considered Mr. McAbian to be a valuable addition to the Board based on his expertise and frequent lecturing in the emerging mobile entertainment business, as well as having served on the Mobile Marketing Associations’ Consumer Best Practices Committee.

Audit Committee

The Company’s audit committee was established during the fiscal year ended March 31, 2010 and consists of Paul Schaeffer and Robert Ellin. Mr. Schaeffer has been designated as the Chairman of the committee and the financial expert within the rules and regulations of the SEC. The committee met regularly during the course of the year, including regular meetings with the company’s auditors, and monitors the Company’s compliance with its obligations under the assessment of internal control over financial reporting.

Nominating Committee

The entire Board of Directors currently operates as our Nominating Committee.

Code of Ethics

We intend to establish a code of ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: one Form 4 report was not timely filed by Trinad Capital Master Fund, Ltd and Robert Ellin with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal years ended March 31, 2009 and March 31, 2010, for our principal executive officer and two most highly compensated executive officers:

Position	Period	Salary	Bonus	Stock	Option	All Other	Total
		($)	($)	($)	($)	($)	($)

Ray Schaaf	Year ended March 31, 2010	105,128	-	-	-	61,363	166,491
President (appointed 10/27/09)	Year ended March 31, 2009	-	-	-	-	-	-

Ian Aaron	Year ended March 31, 2010	296,025	-	-	-	14,208	310,233
Former CEO of Twistbox (until 10/7/09)	Year ended March 31, 2009	314,163	-	-	-	23,457	337,620

Jonathan Cresswell	Year ended March 31, 2010	159,660	-			496,927	656,587
Co-Managing Director of AMV	Year ended March 31, 2009	-	-	-	-	4,774	4,774

Nathaniel MacLeitch	Year ended March 31, 2010	159,660	-			496,927	656,587
Co-Managing Director of AMV	Year ended March 31, 2009	-	-	-	-	2,798	2,798

Mr. Schaaf was appointed as President of the Company on October 27, 2009 following a period of acting in a consulting capacity to the Company. Amounts disclosed as salary represent salary paid in his capacity as President, while amounts disclosed as “All Other” include fees prior to his appointment as President and other benefits paid.

Mr. Aaron resigned his position as Chief Executive Officer of Twistbox on October 10, 2009. In connection with Mr. Aaron’s resignation, the Company, Twistbox and Mr. Aaron entered into a Severance and Release Agreement (the “Severance Agreement”), dated as of October 7, 2009. Pursuant to the Severance Agreement, the Company agreed to extend the time period during which Mr. Aaron may exercise his vested stock options to purchase the Company’s common stock, until the earlier of September 30, 2010, and 90 days following the date that Mr. Aaron shall first be eligible to sell the shares of common stock under a registration statement that has been declared effective by the SEC. The Company also agreed that 157,422 shares of common stock that were issued to Mr. Aaron pursuant to a restricted stock agreement dated March 16, 2009, that are the total number of shares subject to forfeiture as a result of his termination of service, shall not be forfeited as of the termination date and that such right of forfeiture shall be amended so that it lapses upon the earlier of March 31, 2010, and a change in control, provided that Mr. Aaron does not breach certain provisions of the Severance Agreement prior to such date.

The Severance Agreement also provided that the Company issue to Mr. Aaron 79,938 shares of common stock on March 31, 2010 in full satisfaction of Mr. Aaron’s accrued, but unused, paid vacation days, provided that Mr. Aaron did not breach certain provisions of the Severance Agreement and that the Company will pay Mr. Aaron’s, and his eligible covered dependents’, COBRA continuation insurance coverage premiums for a period of six months ending on April 7, 2010.  Mr. Aaron was also prohibited from selling or otherwise transferring any of his shares of common stock without the prior written consent of the Company for a period ending on the March 31, 2010.

Mr. Aaron’s compensation in both years included stock granted in lieu of cash salary foregone. In the year ended March 31, 2010 the amount disclosed as salary includes $286,425 of stock compensation, while in the year ended March 31, 2009 $182,130 of salary represented stock compensation for salary foregone.

Mr. Cresswell and Mr. MacLeitch served as the Co-Managing Directors of AMV during the year ended March 31, 2010.  During this period they received a salary, and also received payments in connection with an earn-out formula which was part of the Stock Purchase Agreement for the acquisition of AMV Holding Limited. These payments are included under “All Other”.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT THE PERIOD ENDED MARCH 31, 2010

The following table presents information regarding outstanding options held by certain of our executive officers as of March 31, 2010.

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Uneraned Options	Option Exercise Price	Option Expiration
	(#)	(#)
Name	Exercisable	Unexercisable	(#)	($)	Date

Ian Aaron, Former Chief Executive Officer of Twistbox (1)	54,725	-	-	0.48	1/17/2016
	400,000	-	-	4.75	2/12/2018

(1)   Twistbox’s board of directors granted Mr. Aaron the options pursuant to the terms of the Twistbox 2006 Stock Incentive Plan on January 17, 2006 in connection with his employment as Chief Executive Officer of Twistbox. The options have a 10-year term and are exercisable at a price of $0.35 per share. Upon consummation of the Merger, all of the options held by Mr. Aaron, became immediately exercisable for 54,725 shares of NeuMedia common stock. In connection with the Merger, the Board of Directors granted Mr. Aaron the options pursuant to the Plan on February 12, 2008 as partial compensation in connection with Mr. Aaron entering into an amendment to his employment agreement with Twistbox. One-third of the options were immediately exercisable upon grant, an additional one-third became exercisable on February 12, 2009 and the remaining options became exercisable on February 12, 2010.

DIRECTOR COMPENSATION

The following table presents information regarding outstanding compensation paid to our directors during the fiscal year ended March 31, 2010.

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Paul Schaeffer	$-	-	-	$-
Richard Spitz (2)	$28,000	-	-	$28,000
Peter Guber	$-	-	-	$-
Robert Ellin	$-	-	-	$-
Barry Regenstein (3)	$-	-	-	$-
Keith McCurdy (2)	$28,000	-	-	$28,000
Ray Schaaf	$-	-	-	$-
Adi McAbian	$20,000	-	-	$20,000
Jay Wolf (4)	$-	-	-	$-

(1) Amounts paid to Richard Spitz, Keith McCurdy, and Adi McAbian represent fees in connection with their work for the Company’s Special Committee reviewing restructuring options.
(2) Messrs. Spitz and McCurdy resigned as members of our board of directors on April 7, 2010.
(3) Mr. Regenstein resigned as a member of our board of directors on November 18, 2009.
(4) Mr. Wolf resigned as a member of our board of directors on December 3, 2009.

Compensation Policies and Practices As They Relate to the Company’s Risk Management

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Annual  Report on Form 10-K, which is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 8, 2010, by (i) each of our current named executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all named executive officers and directors as a group. As of July 14, 2010, there were a total of 35,573,502 shares of common stock outstanding.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage Owned(%)

Trinad Capital Master Fund, Ltd.(3)	4,643,132	10.6%

Robert S. Ellin(3)	5,143,132	11.8%

Peter Guber (4)	6,414,124	14.7%

David E. Smith (5)	4,749,698	10.9%

Lyrical Partners, L.P.(6)	2,784,121	6.4%

Paul Schaeffer (7)	800,000	1.8%

Adi McAbian (8)	966,813	2.2%

Spark Capital, L.P. (9)	2,857,144	6.5%

Ray Schaaf	-	-

Ian Aaron(10)	1,773,410	4.1%

Jonathan Cresswell	-	-

Nathaniel MacLeitch	-	-

All directors and named executive officers as a group (8 individuals)	15,097,479	34.5%

(1) Except as otherwise indicated, the address of each of the following persons is c/o NeuMedia, Inc., 2000 Avenue of the Stars, Suite 410, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of July 14, 2010, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) In the case of Robert S. Ellin, consists of 4,262,233 shares of common stock, 280,899 shares of common stock issuable upon exercise of warrants, 500,000 shares of common stock issuable upon exercise of options and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock, assuming a conversion on a one-for-one basis of the Series A Convertible Preferred Stock. The number of shares of common stock into which the Series A Convertible Preferred Stock is convertible is subject to adjustment for stock splits, stock dividends, reorganizations, the issuance of dividends, and other events specified in our certificate of incorporation. Trinad Capital Master Fund, Ltd. is the beneficial owner of 4,643,132 shares of the common stock, which includes 4,262,233 shares of common stock and 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $2.67 per share. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) is deemed the beneficial owner of 4,643,132 shares of the common stock which includes 4,262,233 shares of the common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management LLC, assuming conversion price $1.00 per share.  Trinad Management, LLC disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC is deemed the beneficial owner of 5,143,132 shares of the common stock which includes 4,262,233 shares of the common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management LLC and options to purchase 500,000 shares of common stock of the Issuer owned by Mr. Ellin individually.  Robert S. Ellin disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Trinad Capital LP (as the owner of 84.53% of the shares of Trinad Capital Master Fund, Ltd. as of September 30, 2009) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of 3,602,866 (representing 84.53% of the shares of the 4,262,233 shares of the common stock held by Trinad Capital Master Fund, Ltd.).  Trinad Advisors II, LLC disclaims beneficial ownership of the shares of common stock. Trinad Management, LLC and Robert S. Ellin have shared power to direct the vote and shared power to direct the disposition of the 4,643,132 shares of common stock. The address of each of the beneficial owners is 2000 Avenue of the Stars, Suite 410, Los Angeles, CA 90067.

(4) The securities indicated are held indirectly by Mr. Guber through the Guber Family Trust for which he serves as a trustee. Mr. Guber disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(5) David E. Smith, Coast Investment Management, LLC, The Coast Fund, LP and Coast Medina, LLC share voting and dispositive power with respect to 4,749,698 shares of common stock. David E. Smith holds sole voting and dispositive power with respect to 2,232,000 shares of common stock. The address for each of the beneficial owners is 2450 Colorado Ave., Suite 100 E. Tower, Santa Monica, CA 90404.

(6) Lyrical Multi-Manager Fund, LP beneficially owns 2,535,321 shares of common stock  and Lyrical Multi-Manager Offshore Fund Ltd. beneficially owns 248,800 shares of common stock of the company. Lyrical Partners, L.P., as the investment manager of Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd., has the sole power to vote and dispose of the 2,784,121 shares of common stock held collectively by Lyrical Multi-Manager Fund, LP and Lyrical Multi-Manager Offshore Fund Ltd.  This information is based solely on a Schedule 13D filed by Jeffrey Keswin with the Commission on February 13, 2007, which reported ownership as of September 12, 2006. The address for Lyrical Multi-Manager Fund is 405 Park Avenue, 6th Floor, New York, New York 10022.

(7) Consists of 500,000 shares of common stock and 100,000 shares of common stock underlying options. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(8) Includes 54,725 shares of common stock underlying options. The address for Mr. McAbian is c/o Twistbox Entertainment, Inc., 14242 Ventura Blvd., 3 rd Floor, Sherman Oaks, CA 91423.

 (9) Consists of: (i) 2,779,986 shares of common stock held by Spark Capital, (ii) 49,357 shares of common stock held by Spark Founders Fund, and (iii) 27,801 shares of common stock held by Spark Member Fund. Messrs. Dagres, Politi, Miller, Sabet and Conway are the sole managing members of Spark Management, the sole general partner of each of Spark Capital, Spark Member Fund and Spark Founders Fund. Each of Spark Member Fund and Spark Founders Fund invests alongside Spark Capital in investments made by Spark Capital. This information is based solely on a Schedule 13G filed with the Commission on February 21, 2008 by Spark Capital, L.P. (“Spark Capital”), Spark Management Partners, LLC (“Spark Management”), Spark Member Fund, L.P. (“Spark Member Fund”), Spark Capital Founders’ Fund, L.P. (“Spark Founders Fund”), Todd Dagres, Santo Politi, Dennis A. Miller, Bijan R. Sabet and Paul J. Conaway. The address for Spark Capital is 137 Newbury Street, Boston, Massachusetts 02116.

(10) Consists of 1,318,685 shares of common stock and 454,725 shares of common stock underlying options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NeuMedia

Management Agreement

On September 14, 2006, we entered into a management agreement (the “Management Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad Management will provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. For the year ended March 31, 2010 the Company paid management fees under the agreement of $360,000.

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9,000  per month subsequently reduced to $5,000 per month. Rent expense in connection with this lease was $99,000 for the year ended March 31, 2010.

Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management.

Senior Secured Convertible Notes

On June 21, 2010, we sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain significant stockholders, comprised of a $1,500,000 New Senior Secured Note sold and issued to Trinad Capital Master Fund and a $1,000,000 New Senior Secured Note sold and issued to the Guber Family Trust (the “Offering”). Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our director Robert Ellin.  Peter Guber, our director, serves as trustee of the Guber Family Trust. The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, NeuMedia  may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of NeuMedia at a conversion price of US$0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of NeuMedia and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of our common stock at an exercise price of US$0.25 per share, subject to adjustment.  For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock.  Each Warrant has a five year term.

In connection with the Offering, certain of our significant stockholders, David Smith, Coast Medina, LLC, Spark Capital and Lyrical Multi-Manager Fund L.P., have the right to purchase on or prior to July 15, 2010, up to an aggregate of $600,000 of the New Senior Secured Notes purchased by Trinad Capital Master Fund and the Guber Family Trust, upon the same the same terms and conditions described above.

Twistbox

Twistbox engages in various business relationships with its stockholders and officers and their related entities. The significant relationships are as follows:

Lease of Premises

Twistbox leases its primary offices in Los Angeles, California from Berkshire Holdings, LLC, a company with common ownership by Adi McAbian, a director of NeuMedia and a common stockholder. Amounts paid in connection with this lease were $426,400 and $382,180 for the years ended March 31, 2010 and 2009 respectively.

Loans

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct, with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors, as defined therein, and ValueAct, pursuant to which ValueAct purchased the ValueAct Note in the amount of $16,500,000 and the Warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock.  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share.  Both warrants were scheduled to expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and NeuMedia is required to maintain a cash balance of not less than $4,000,000 at all times. ValueAct is one of our greater than 5% stockholders.

On October 23, 2008, in connection with the AMV Acquisition, NeuMedia, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note in the amount of $16,500,000, which among other things, provided for a payment in kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that NeuMedia and Twistbox maintain certain minimum combined cash balances and provides for certain covenants with respect to the indebtedness of NeuMedia and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, NeuMedia and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

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

On August 14, 2009, NeuMedia, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the Note increased from 10% to 12.5%.

On January 25, 2010, NeuMedia, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of NeuMedia and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and NeuMedia must maintain was increased to $1,600,000.

On February 25, 2010, Twistbox received a letter (the “Letter”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Letter claimed that an event of default had occurred and was continuing under the ValueAct Note as  result of certain alleged defaults, including the failure to provide weekly evidence of compliance with certain of Twistbox’s and NeuMedia’s covenants under the ValueAct Note, the failure to comply with limitations on certain payments by NeuMedia and each of its subsidiaries, and the failure of Twistbox and Neumedia to maintain minimum cash balances in deposit accounts of each of Twistbox and Neumedia. The Letter also claimed that the Waiver had ceased to be effective as a result of the alleged failure of NeuMedia to comply with the conditions set forth in the Waiver.  On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”) in which ValueAct stated that an event of default had occurred under the ValueAct Note as a result of Twistbox’s and NeuMedia’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

 On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal. In connection with the Restructure, the ValueAct Note, the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of NeuMedia held by ValueAct were cancelled and all warrants and common stock of NeuMedia held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by NeuMedia for a price of $0.02 per share.

The Amended ValueAct Note matures on June 21, 2013 and bears interest at 10% payable in cash semi-annually in arrears on each January 1 and July 1 that the Amended ValueAct Note is outstanding. Twistbox may prepay the Amended ValueAct Note in whole or in part at any time without penalty. Notwithstanding the foregoing, at any time on or prior to January 1, 2012, Twistbox may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to January 1, 2012 be added to the principal due under the Amended ValueAct Note.  In the event of a Fundamental Change (as defined therein) of Twistbox, the holder of the Amended ValueAct Note will have the right for a period of thirty days to require Twistbox to repurchase the Amended ValueAct Note at a price equal to 100% of the outstanding principal and all accrued and unpaid interest.

The above description of the Restructure does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed by us on June 23, 2010, which is incorporated by reference herein.

Director Independence

Of the 5 members on our Board of Directors, none of the directors are independent directors based on the listing standards of the NYSE Alternext.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective May 28, 2008, the Board approved the engagement of Grobstein Horwath & Company LLP (“ Grobstein” ) as the Company’s new independent registered public accounting firm to provide audit services for the Company. We engaged Grobstein to audit our financial statements for the Transition Period Ended March 31, 2008. Raiche Ende Malter & Co. LLP conducted the reviews of our annual financial statements and other audit related services for the fiscal years ended December 31, 2007 and 2006.

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

The Company subsequently engaged Crowe to complete certain specific audit procedures related to amended historical filings.

Fees

 Aggregate fees for professional services rendered to us by Singer, MacIntrye Hudson LLP,  Grobstein and Raiche Ende Malter & Co. LLP for the Year Ended March 31, 2009 were:

Year Ended March 31, 2009

Audit fees	400,436

Audit related fees	3,695

Tax fees	8,840

All other fees	17,679

Total	$430,650

 Aggregate fees for professional services rendered to us by Singer and Crowe for the Year Ended March 31, 2010 were:

Year Ended March 31, 2010

Audit fees	272,674

Audit related fees	137,971

Tax fees	-

All other fees	-

Total	$410,645

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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2009 and 2010.

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

(3)Exhibits: See Item 15(b) below.

(b)  The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due June 21, 213. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

10.1	2007 Employee, Director and Consultant Stock Plan. [2]

10.1.1	Form of Non-Qualified Stock Option Agreement. [2]

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. [4]

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. [10]

10.4	Form of Restricted Stock Agreement. [11]

10.5	Twistbox 2006 Stock Incentive Plan. [4]

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. [4]

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. [14]

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. [11]

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. [4]

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. [4]

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. [4]

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. [4]

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. [11]

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. [4]

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. [4]

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. [4]

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. [4]

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. [4]

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. [4]

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. [4]

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. [9]

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. [9]

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. [16]

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.[21]

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.[22]

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.[24]

10.72
Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.73
Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.74
Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.[25]

10.74	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.[25]

10.74	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.[25]

10.74	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.[25]

10.74	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.[25]

10.74	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.[25]

10.74
Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.[25]

10.74
Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission. [17]

16.2	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP. [18]

16.3	Letter from Grobstein Horwath & Company LLP, dated February 20, 2009. [19]

16.4	Letter regarding change in certifying accountant, dated June 4, 2009 from Crowe Horwath, LLP. [20]

21	List of Subsidiaries *

31.1	Certification of Ray Schaaf, Principal Executive Officer. *

31.2	Certification of Russell Burke, Principal Financial Officer. *

32.1	Certification of Ray Schaaf, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Russell Burke, Principal Financial Officer pursuant to U.S.C. Section 1350. *

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
(17) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 16, 2007.
(18) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 2, 2008.
(19) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on February 23, 2009.
(20) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 4, 2009.
(21) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on August 14, 2009.
(22) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on October 14, 2009.
(23) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on November 16, 2009.
(24) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 28, 2010.
(25) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 23, 2010.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeuMedia, Inc.
Dated: July 14, 2010
	By:	/s/ Ray Schaaf
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	July 14, 2010
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	July 14, 2010
Peter Guber

/s/ Ray Schaaf	President	July 14, 2010
Ray Schaaf	(Principal Executive Officer)

/s/ Russell Burke	Chief Financial Officer	July 14, 2010
Russell Burke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ray Schaaf	Director	July 14, 2010
Ray Schaaf

/s/ Paul Schaeffer	Director	July 14, 2010
Paul Schaeffer

/s/ Adi McAbian	Director	July 14, 2010
Adi McAbian

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due June 21, 213. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

10.1	2007 Employee, Director and Consultant Stock Plan. [2]

10.1.1	Form of Non-Qualified Stock Option Agreement. [2]

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. [4]

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. [10]

10.4	Form of Restricted Stock Agreement. [11]

10.5	Twistbox 2006 Stock Incentive Plan. [4]

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. [4]

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. [14]

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. [11]

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. [4]

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. [4]

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. [4]

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. [4]

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. [11]

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. [4]

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. [4]

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. [4]

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. [4]

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. [4]

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. [4]

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. [4]

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. [9]

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. [9]

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. [16]

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.[21]

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.[22]

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.[24]

10.72
Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.73
Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.74
Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.[25]

10.74	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.[25]

10.74	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.[25]

10.74	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.[25]

10.74	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.[25]

10.74	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.[25]

10.74
Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.[25]

10.74
Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.

16.1	Letter dated May 11, 2007 from Most & Company, LLP to the Securities and Exchange Commission. [17]

16.2	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP. [18]

16.3	Letter from Grobstein Horwath & Company LLP, dated February 20, 2009. [19]

16.4	Letter regarding change in certifying accountant, dated June 4, 2009 from Crowe Horwath, LLP. [20]

21	List of Subsidiaries *

31.1	Certification of Ray Schaaf, Principal Executive Officer. *

31.2	Certification of Russell Burke, Principal Financial Officer. *

32.1	Certification of Ray Schaaf, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Russell Burke, Principal Financial Officer pursuant to U.S.C. Section 1350. *

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
(17) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 16, 2007.

(18) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 2, 2008.
(19) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on February 23, 2009.
(20) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 4, 2009.
(21) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on August 14, 2009.
(22) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on October 14, 2009.
(23) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on November 16, 2009.
(24) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 28, 2010.
(25) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 23, 2010.

NeuMedia, Inc. (formerly known
as Mandalay Media, Inc.)
and Subsidiaries
Consolidated Financial Statements
March 31, 2010

Page(s)

Consolidated Balance Sheets as of March 31, 2010 and March 31, 2009	F-3

Consolidated Statements of Operations for the years ended March 31, 2010 and March 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the periods ended March 31, 2010 and March 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2010 and March 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7-F-36

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NeuMedia, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeuMedia, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeuMedia, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of NeuMedia, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

SingerLewak LLP

Los Angeles, CA
July 14, 2010

NeuMedia, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$640	$3,340
Accounts receivable, net of allowances of $403 and $174, respectively	4,711	5,963
Prepaid expenses and other current assets	477	1,072
Net current assets of assets to be sold	7,377	7,631
Total current assets	13,205	18,006

Property and equipment, net	603	862
Intangible assets, net	8,195	14,885
Goodwill	8,155	40,849
Net non-current assets of assets to be sold	16,623	16,588
TOTAL ASSETS	$46,781	$91,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,011	$5,341
Accrued license fees	1,814	2,795
Accrued compensation	537	592
Current portion of long term debt	26,082	23,296
Other current liabilities	1,638	3,541
Net current liabilities of assets to be sold	4,625	6,574
Total currrent liabilities	38,707	42,139

Net non-current liabilities of assets to be sold	-	27
Total liabilities	$38,707	$42,166

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
39,776,597 issued and outstanding at March 31, 2010; 39,653,125 issued and outstanding at March 31, 2009	4	4
Additional paid-in capital	95,741	93,918
Accumulated other comprehensive loss	(419)	(129)
Accumulated deficit	(87,352)	(44,869)
Total stockholders' equity	8,074	49,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,781	$91,190

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year ended	Year ended
	March 31,	March 31,
	2010	2009

Net revenues	$14,037	$20,064

Cost of revenues
License fees	2,780	7,178
Other direct cost of revenues	408	725
Total cost of revenues	3,188	7,903

Gross profit	10,849	12,161

Operating expenses
Product development	4,194	6,663
Sales and marketing	2,428	4,439
General and administrative	7,729	9,706
Amortization of intangible assets	547	547
Impairment of goodwill and intangible assets	38,430	31,784
Total operating expenses	53,328	53,139

Loss from operations	(42,479)	(40,978)

Interest and other income / (expense)
Interest income	9	147
Interest expense	(3,062)	(2,257)
Foreign exchange transaction gain / (loss)	155	(466)
Other income / (expense)	1,495	(86)
Interest and other expense	(1,403)	(2,662)

Loss from operations before income taxes	(43,882)	(43,640)

Income tax provision	(305)	(158)

Net loss from continuing operations net of taxes	(44,187)	(43,798)

Discontinued operations, net of taxes:
Profit from discontinued operations net of taxes	1,704	2,198

Net loss	$(42,483)	$(41,600)

Comprehensive loss	$(42,773)	$(41,790)

Basic and diluted net loss per common share	$(1.07)	$(1.15)
Continuing operations	$(1.11)	$(1.20)
Discontinued opeations	$0.04	$0.05
Net loss	$(1.07)	$(1.15)

Weighted average common shares outstanding, basic and diluted	39,837	36,264

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2008	32,149,089	$3	100,000	$100	$76,154	$61	$(3,269)	$73,049

Net Loss							(41,600)	(41,600)	(41,600)
Issuance of common stock in satisfaction of payable	25,000	-			100			100
Issuance of common stock on cashless exercise of warrants	241,688	-						0
Issuance of common stock on cashless exercise of warrants	38,000	-						0
Issuance of common stock related to acquisition	4,499,997	1			9,899			9,900
Adjustment in valuation of warrants in connection with the acquisition					377			377
Issuance of common stock in satisfaction of payable	45,000	-			79			79
Issuance of common stock on cashless exercise of warrants	285,500	-						0
Issuance of common stock net of issuance costs	1,685,394	-			4,354			4,354
Issuance of common stock as part of compensation	683,457	-			155			155
Foreign currency translation gain/(loss)						(190)		(190)	(190)
Stock-based compensation					2,800			2,800

Comprehensive loss									$(41,790)

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

Net Loss							(42,483)	(42,483)	(42,483)
Foreign currency translation gain/(loss)						(290)		(290)	(290)
Issuance of common stock as part of compensation, net of forfeitures	123,472	-			572			572
Stock-based compensation					1,117			1,117
Issuance of warrants to vendor for services rendered					134			134

Comprehensive loss									$(42,773)

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$95,741	$(419)	$(87,352)	$8,074

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Year ended	Year ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(42,483)	$(41,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612	1,518
Allowance for doubtful accounts	229	6
Stock-based compensation	1,689	2,955
Impairment of goodwill and intangibles	38,430	31,784
Warrants issued as compensation for services	134	-
(Increase) / decrease in assets:
Accounts receivable	38	4,489
Prepaid expenses and other current assets	400	(312)
Increase / (decrease) in liabilities:
Accounts payable	(3,849)	(3,133)
Accrued license fees	(996)	(1,039)
Accrued compensation	(70)	(96)
Other liabilities	1,396	68
Net cash used in operating activities	(3,470)	(5,360)

Cash flows from investing activities
Purchase of property and equipment	(433)	(219)
Transaction costs	-	(802)
Cash used in acquisition of subsidiary	-	(6,132)
Cash acquired with acquisition of subsidiary	-	3,380
Net cash used in investing activities	(433)	(3,773)

Cash flows from financing activities
Proceeds from the sale of common stock (net of issuance costs of $146)	-	4,354
Installment payments related to prior acquisition	-	(54)
Net cash provided by financing activities	-	4,300
Effect of exchange rate changes on cash and cash equivalents	(133)	(176)

Net decrease in cash and cash equivalents	(4,036)	(5,009)

Cash and cash equivalents, beginning of period	5,927	10,936

Cash and cash equivalents, end of period	$1,891	$5,927

Supplemental disclosure of cash flow information:

Taxes paid	1,208	561

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

NeuMedia, Inc. (“we”, “us”, “our”, the “Company” or “NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (Mediavest), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 7).  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On October 23, 2008 the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd (“Fierce”).

In consideration for the shares of AMV and Fierce, and subject to adjustment as set forth in the Stock Purchase Agreement (“Stock Purchase Agreement”), the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid shares of common stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”); and (d) additional earn-out amounts, if any, if the acquired companies achieved certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Stock Purchase Agreement. The Purchase Price was subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price would be made first by means of an adjustment to the principal sum due under the AMV Note, as set forth in the Stock Purchase Agreement. An initial adjustment of $443 was made subsequent to closing, and was added to the AMV Note. The initial period earn-out was recognized in the year ended March 31, 2009 and was added to the amount of consideration for the acquisition, as described in Note 7.

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

On May 10, 2010 an administrator was appointed over AMV Holding Limited in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries are considered to be a discontinued operation. AMV and its subsidiaries were subsequently disposed, as set out in Note 7 below.

On May 11, 2010, Mandalay Media merged into its wholly-owned, newly formed subsidiary, NeuMedia Inc. (“NeuMedia”), with NeuMedia as the surviving corporation. NeuMedia issued: (1) one new share of common stock in exchange for each share of Mandalay Media’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mandalay Media’s outstanding preferred stock as of May 11, 2010. NeuMedia’s preferred and common stock had the same status and par value as the respective stock of Mandalay Media and NeuMedia acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mandalay Media.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Discontinued operations have been treated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  205-20, Discontinued Operations.

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

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (“carriers”), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all transactions.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
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

For direct to consumer business, revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases, the Company records as revenue the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. Substantially all of our discontinued operations represents direct to consumer business.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	12 Months Ended	12 Months Ended
	March 31	March 31
	2010	2009

Potentially dilutive shares	100	2,478

These shares were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

Comprehensive Loss
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income currently includes only foreign currency translation adjustments.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
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

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was ($485) and $1,119 in the years ended March 31, 2010 and 2009, respectively. Advertising expense for discontinued operations was $7,018 and $3,755 in the years ended March 31, 2010 and 2009, respectively.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Fair Value of Financial Instruments
As of March 31, 2010 and March 31, 2009, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $290 in the year ended March 31, 2010 and $190 in the year ended March 31, 2009 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2010, one major customer represented approximately 36% of our gross accounts receivable outstanding, and 15% of gross accounts receivable outstanding as of March 31, 2009. This customer accounted for 44% of our gross revenues in the year ended March 31, 2010; and 33% in the year ended March 31, 2009.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In the year ended March 31, 2009, the Company determined that there was an impairment of goodwill, amounting to $27,844.  In the year ended March 31, 2010, the Company determined that there was an impairment of goodwill, amounting to $32,694. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired are amortized using the straight-line method over their useful  ranging from three to ten years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the year ended March 31, 2009, the Company determined that there was an impairment of intangible assets, amounting to $3,940. In the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that are of significance, or potential significance to the Company.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Effective April 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of ASC 805-10 prospectively to any future acquisitions. Although the Company did not enter into any business combinations during the first year ended March 31, 2010, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value  (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard became effective beginning in the fourth quarter of 2009 for the Company. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary ("ASU 2010-02"). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009, which was our year ended March 31, 2010. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which was our year ending March 31, 2010. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows. Disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our quarter ending June 30, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In February 2010, the FASB issued ASU 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 Subsequent Events. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and had no impact on our balance sheet, statement of operations or cash flows.

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

In October 2009, the FASB concurrently issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

3.	Fair Value Measurements

As of March 31, 2010 the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820-10 at March 31, 2010:

	Fair Value Measurement as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$640	$640	-	-

Fair Value on A Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair value hierarchy (as described above) as of March 31, 2010, for which a nonrecurring change in fair value has been recorded during the year ended March 31, 2010.

	Carrying value at March 31, 2010				Year ended March 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses

Goodwill and other intangible assets	$16,350	$-	$-	$16,350	$38,450

Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to goodwill and intangible assets that were acquired in connection with an acquisition. Losses of $38,430 represent an impairment charge related to these intangible assets recorded in fiscal 2010. The fair value of these intangible assets was calculated based on the methods and criteria described in Note 7 – Goodwill.

4.	Accounts Receivable

	March 31,	March 31,
	2010	2009

Accounts receivable	$5,114	$6,137
Less: allowance for doubtful accounts	(403)	(174)
Net Accounts receivable of continuing operations	$4,711	$5,963

Net Accounts receivable of discontinued operations	$5,694	$4,782

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the years ended March 31, 2010 and March 31, 2009.

5.	Property and Equipment

	March 31,	March 31,
	2010	2009

Equipment	$829	$864
Furniture & fixtures	278	$302
Leasehold improvements	140	$140
	1,247	$1,306
Accumulated depreciation	(644)	$(444)
Net Property and Equipment of continuing operations	$603	$862

Net Property and Equipment of discontinued operations	$668	$369

Depreciation expense for the years ended March 31, 2010 and 2009 was $354 and $353, respectively for continuing operations and $141 and $49 for discontinued operations.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2008	6,802	$2.70
Granted	1,860	$2.67
Canceled	(1,702)	$0.48
Exercised	-	$0.48
Outstanding at March 31, 2009	6,960	$2.52
Granted	-	$-
Canceled	(773)	$2.76
Exercised	-	$-
Outstanding at March 31, 2010	6,187	$2.49
Exercisable at March 31, 2010	5,205	$2.32

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

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The exercise price for options outstanding at March 31, 2010 were as follows:

Options outstanding

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2010	Price	Value

$0 - $1.00	6.58	2,071	$0.63	$22,511
$2.00 - $3.00	8.33	2,616	$2.67	$-
$4.00 - $5.00	8.12	1,500	$4.75	$-
	7.69	6,187	$2.49	$22,511

The exercise price for options exercisable at March 31, 2010 were as follows:

Options Exercisable

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2010	Price	Value

$0 - $1.00	6.57	2,027	$0.63	$22,501
$2.00 - $3.00	8.26	2,045	$2.66	$-
$4.00 - $5.00	8.12	1,133	$4.75	$-
	7.57	5,205	$2.32	22,501

Stock Plans

A summary of the status of the Company’s nonvested shares as of March 31, 2010 pursuant to the Plan, and changes during the year ended March 31, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at March 31, 2009	498,767	$0.85
Granted	309,326	$0.79
Vested	778,609	$0.84
Cancelled	29,484	$0.85
Nonvested at March 31, 2010	-	$-

Cumulative Forfeited	(218,379)	$0.61

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2010, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.. The total fair value of shares vested during the year ended March 31, 2010 was $652, and $80 was forfeited to cover individual tax withholdings. The total fair value of shares vested during the year ended March 31, 2009 was $210, and $52 was forfeited to cover individual tax withholdings.

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	12 Months Ended	12 Months Ended
	March 31	March 31
	2010	2009

Product development	$12	$34
Sales and marketing	$80	$39
General and administrative	$1,677	$2,934
	$1,769	$3,007

Stock forfeited	$(80)	$(52)

7.	Acquisitions/Purchase Price Accounting/Discontinued Operations

Acquisition - AMV Holding Limited and subsidiaries (Discontinued Operation)

On October 23, 2008, the Company completed an acquisition of 100% of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of Fierce Media Limited. The acquisition was effective on October 1, 2008.

Subject to adjustment as set forth in the Stock Purchase Agreement, the aggregate purchase price (the “Purchase Price”) consisted of: (a) $5,375 in cash (the “Cash Consideration”); (b) 4,500 fully paid and non-assessable shares of common stock (the “Stock Consideration”); (c) a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”); and (d) additional earn-out amounts, if any, if the acquired companies achieved certain targeted earnings for each of the periods from October 1, 2008 to March 31, 2009, April 1, 2009 to March 31, 2010, and April 1, 2010 to September 30, 2010, as determined in accordance with the Stock Purchase Agreement. The Purchase Price was subject to certain adjustments based on the working capital of AMV, to be determined initially within 75 days of the closing, and subsequently within 60 days following June 30, 2009. Any such adjustment of the Purchase Price would be made first by means of an adjustment to the principal sum due under the AMV Note, as set forth in the Stock Purchase Agreement. The initial adjustment has been determined preliminarily as $443, to be added to the AMV Note.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Prior to closing, each outstanding option to purchase shares of capital stock of AMV (an “AMV Option”) was either exercised in full or terminated. The AMV Note was scheduled to mature on July 31, 2010, and bore interest at an initial rate of 5% per annum, subject to adjustment as provided therein. In the event the Company completed an equity financing that resulted in gross proceeds of over $6,000, the Company would have been obligated to prepay a portion of the AMV Note in an amount equal to one-third of the excess of the gross proceeds of such financing over $6,000.   Additionally, in connection with the AMV Note, AMV granted to the sellers a security interest in its assets. Such security interest was subordinate to the security interest granted to ValueAct Small Cap Master Fund, L.P. (“ValueAct) under the Senior Secured Note, issued by Twistbox,  due July 31, 2010, as amended on February 12, 2008 (the “ValueAct Note”), and as subsequently amended on October 23, 2008. AMV also agreed to guarantee Mandalay Media’s repayment of the AMV Note to the sellers.

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

At March 31, 2010 AMV has been treated as a discontinued operation, and as a result, the goodwill allocated to the acquisition of AMV has been segregated on the balance sheet as part of discontinued non-current assets.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Discontinued Operations

The Company had been negotiating a restructuring of debt with its senior debt holder for some time.  These negotiations were finalized subsequent to year end, and as described in Note 16, on June 21, 2010 the Company signed and closed a number of transactions, which included the sale of AMV. Pursuant to the Agreement, ValueAct and the AMV Founders, acting through a newly formed company (“NewCo”), acquired the operating subsidiaries of AMV in exchange for the release of approximately $23 million of secured indebtedness, which included a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note except for $3.5 million in principal. In addition, all intercompany balances at that date were cancelled, and ValueAct’s stock and warrants in the Company were cancelled. In addition, approximately 3,541 shares in the Company held by two of the AMV Sellers were acquired by the Company.

The Company has not yet finalized all of the component parts of the transaction.

In accordance with FASB ASC 205-20, Discontinued Operations, the assets, liabilities and operating results related to AMV have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

The following amounts represent the operations of the discontinued unit and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009:

	Year ended	Year ended
	March 31,	March 31,
	2010	2009

Revenues	24,739	11,562
Cost of revenues	8,558	3,564
Gross profit	16,181	7,998
Operating expenses and other expenses	13,574	6,208
Income from discontinued operations	2,607	1,790
Income tax provision	(903)	408
Income from discontinued operations, net of tax	1,704	2,198

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following is a summary of assets and liabilities of the discontinued operations as of March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009

Assets
Cash	1,251	2,587
Accounts receivable, net	5,694	4,782
Other current assets	432	261
Property and equipment, net	668	369
Goodwill and intangibles	15,955	16,220
Total Assets	24,000	24,219

Liabilities
Accounts payable and accrued expenses	4,625	6,574
Total Liabilities	4,625	6,574

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for the years ended March 31, 2010 and 2009 was as follows:

Balance at March 31, 2008	$61,377

Goodwill acquired during the period	22,456

Adjustments made to goodwill	(156)

Goodwill impairment	(27,844)

Balance at March 31, 2009	$55,833

Goodwill attributable to discontinued operations	(14,984)

Goodwill impairment	(32,694)
Balance at March 30, 2010	$8,155

The Company performed its annual review of the fair value of goodwill in the fourth quarter of fiscal 2010. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $32,694 to write down goodwill. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

8.	Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the year ended March 31, 2010 was as follows:

Balance at March 31, 2008	$19,780
Intangibles acquired during the period	1,368
Amortization	(1,087)
Impairment charge	(3,940)
Balance at March 31, 2009	$16,121
Amortization	(1,219)
Intangibles attributable to discontinued operations	(971)
Impairment of intangibles	(5,736)
Balance at March 31, 2010	$8,195

The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2010. The Company separately considered a number of valuation methodologies for each intangible asset group. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $5,736 to write down intangible assets. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

The components of intangible assets as at March 31, 2010 and 2009 were as follows:

	March 31,	March 31,
	2010	2009

Software	$1,611	$1,611
Trade name / Trademark	6,491	9,090
Customer list	1,548	4,378
License agreements	579	886
	10,229	15,965
Accumulated amortization	(2,034)	(1,080)
Net Intangible Assets of continuing operations	$8,195	$14,885

Net Intangible Assets of discontinued operations	$971	$1,236

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended March 31, 2010 and 2009, the Company recorded amortization expense for continuing operations  in the amount of $407 and $407, respectively, in cost of revenues; and amortization expense in the amount of $547 and $547 respectively, in operating expenses. During the years ended March 31, 2010 and 2009 the Company recorded amortization expense for discontinued operations in the amount of $104 and $52, respectively, in cost of revenues; and amortization expense in the amount of $162 and $80, respectively, in operating expenses.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of March 31, 2010, the total expected future amortization related to intangible assets for continuing operations was as follows:

	12 Months Ended March 31,
	2011	2012	2013	2014	2014	Thereafter
Software	$236	$236	$236	$236	$177	$-
Customer List	66	66	66	66	66	52
License Agreements	73	73	55	-	-	-
	$375	$375	$357	$302	$243	$52

9.	Debt

	March 31,	March 31,
	2010	2009

Short Term Debt

Senior secured note, inclusive of accrued interest net of discount of $40 and $250, respectively	$19,749	17,351
Deferred purchase consideration inclusive of accrued interest	6,333	5,945
	$26,082	$23,296

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

On October 23, 2008 in conjunction with the acquisition of AMV, as described in Note 7, the Company entered into a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”). With accrued interest, the balance of this note was $6,333 at March 31, 2010 and $5,945 at March 31, 2009.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On October 23, 2008, the Company, Twistbox and ValueAct entered into a Second Amendment (the “Second Amendment”) to the ValueAct Note. Among other things, the Second Amendment provided for a payment in kind election, whereby, in lieu of making any cash payments to ValueAct on the following two interest payment dates, Twistbox had the option to elect that the amount of any interest due on such date be added to the principal amount due under the ValueAct Note. That election was made in connection with the first interest payment following the amendment. In addition, ValueAct agreed to amend the ValueAct Note to modify the covenant requiring that the Company and Twistbox maintain certain minimum combined cash balances, during specified periods of time. Lastly, the Second Amendment provided that an event of default may be triggered in the event the Company fails to observe certain covenants as agreed to in the Second Amendment, including a covenant that, until all principal and interest and any other amounts due under the ValueAct Note are paid in full in cash, the Company: (i) would not create, incur, assume or permit to exist certain indebtedness, except for indebtedness in connection with a receivables facility as described in the Second Amendment, which indebtedness would rank pari passu in right of payment on the ValueAct Note, provided, that any receivables used to procure and maintain such receivables facility would not be subject to any lien of ValueAct during the term of such receivables facility; and (ii) would not, and would not permit any subsidiary to, without the prior consent of ValueAct, prepay any indebtedness incurred in connection with the AMV Note, other than prepayments with proceeds raised in an equity financing as permitted by the AMV Note. Additionally, on October 23, 2008, in connection with the ValueAct Note, as amended, AMV agreed to grant to ValueAct a security interest in its assets, which ranks senior to the security interest granted to the sellers of AMV. AMV also agreed to guarantee Twistbox’s repayment of the ValueAct Note.

As described above, the Company had previously issued to ValueAct two warrants to purchase shares of the Company’s common stock. One warrant entitled ValueAct to purchase up to a total of 1,093 shares of common stock at an exercise price of $7.55 per share (“$7.55 Warrant”). The other warrant entitled ValueAct to purchase up to a total of 1,093 shares of common stock at an initial exercise price of $5.00 per share (“$5.00 Warrant,” and together with the $7.55 Warrant, the “ValueAct Warrants”). On October 23, 2008, the Company and ValueAct entered into an allonge to each of the ValueAct Warrants. Among other things, the exercise price of each of the ValueAct Warrants was amended to be $4.00 per share. The price change resulted is an adjustment to the valuation of the warrants and therefore to the debt discount which is amortized over the life of the term of the debt.

On August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment (the “Third Amendment”) to the ValueAct Note. Among other things, the Third Amendment provided for the due date to be extended to July 31, 2010, an interest rate of 12.5% from the date of the agreement through maturity, an extension of the payment in kind (“PIK”) election through to the interest payment otherwise due in January 2010, and a reduction in the minimum cash covenant to $1 million until January 31, 2010 and $4 million thereafter, subject to certain conditions. There were no other significant changes.

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

In addition the Company and the sellers of AMV entered into an agreement which extended the maturity date of the AMV Note which represented deferred purchase consideration in relation to the AMV acquisition, until July 31, 2010.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On January 25, 2010, the Company, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in Section 2 of the Waiver (the “Conditions”), certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with the Conditions, the timing obligation of the Company and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance which Twistbox and the Company was required to maintain was increased to $1,600.

On February 25, 2010, Twistbox received a letter (the “Notice”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Notice claimed that an event of default had occurred and was continuing under the ValueAct Note as a result of certain alleged defaults. In the Notice, ValueAct reserved its rights and remedies under the loan documents relating to the ValueAct Note. The Notice did not state that ValueAct had elected for the unpaid principal and accrued interest under the ValueAct Note to become due and payable. The Notice claimed that the Waiver, which among other things, had extended certain rights of Twistbox to prepay amounts under the ValueAct Note from January 31, 2010 to March 1, 2010 in order to extend the maturity of remaining amounts due under the ValueAct Note and extended the time period for the Company and Twistbox to comply with the $4,000 minimum cash balance covenant set forth in the ValueAct Note to March 1, 2010, had ceased to be effective as a result of the alleged failure of the Company to comply with the conditions set forth in the Waiver. Under the ValueAct Note, upon the occurrence of an event of default, ValueAct, by written notice to Twistbox, may declare the unpaid principal amount of the ValueAct Note, plus accrued but unpaid interest thereon, to be immediately due and payable. Commencing after the occurrence of an event of default and so long as the default is continuing, the interest rate applicable under the ValueAct Note is to increase an additional 2% per annum. If an event of default had been determined to have occurred and continuing, and ValueAct had declared the unpaid principal amount of the ValueAct Note, plus accrued but unpaid interest thereon, to be immediately due and payable, it may also have exercised its rights pursuant to the Guaranty and Security Agreement and the Debenture to foreclose on the assets of Twistbox and AMV. The Company believed that the events described in the Notice did not constitute defaults or if such events do constitute defaults, and that Twistbox was entitled to requisite cure periods which ValueAct had failed to observe and that ValueAct had not properly exercised its rights under the ValueAct Note.

On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Acceleration Notice”) in which ValueAct stated that an event of default occurred under the ValueAct Note as a result of Twistbox’s and the Company’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct had accelerated all outstanding amounts payable by Twistbox under the ValueAct Note.  In connection with the Acceleration Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.  The Company continued to dispute the timeliness of ValueAct’s claim and contended that the commencement of the administration in the United Kingdom may have been unfounded.

As described in Note 16, in connection with the disposal of AMV subsequent to March 31, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3.5 million (the “Amended ValueAct Note”).

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In addition, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock of the Company.  Each Warrant has a five year term.

At March 31, 2010, minimum future obligations through July 31, 2010, including interest, under the ValueAct Note were $20,557 including repayment of the principal.

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the years ended March 31, 2010 and 2009, the Company incurred management fees under the agreement of $360 and $360 respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $99 and $104 respectively for the years ended March 31, 2010 and 2009.

11.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock authorized, issued and outstanding. The stock has a par value of $0.0001 per share. The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid on an as if-converted basis. The holder of the preferred stock has agreed not to exercise certain rights until such time as the Amended ValueAct Note has been repaid in cash in full.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Common Stock

In September 2009, the Company granted warrants to purchase 1,200 shares of common stock of the Company to a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134 at the time of issue.

12.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

13.	Income Taxes

The difference between taxes at actual rates and the federal statutory rate was as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009
Statutory Federal Income Taxes	(14,920)	(14,191)
State income taxes, net of federal benefit	(645)	(2,087)
Write down of goodwill and other perm difference	11,157	12,057
Foreign Expense	903	-
Increase in Valuation Allowance	4,713	4,110
Income tax provision (benefit)	1,208	(111)
Less discontinued Operations	(903)	269
Income tax provision (benefit) for Continuing Ops	305	158

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Deferred tax assets and liabilities consist of the following:

	March 31,	March 31,
	2010	20009
Net Operating Loss Carryforward	22,352	16,985
Amortization of Intangible Asset	(3,259)	196
Stock-based compensation	2,602	1,679
Credit Carryforwards	553	-
Other	107	-
Deferred State Tax	22,355	18,860
Valuation Allowance	(22,355)	(18,860)
Net Deferred Tax Asset	-	-

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2010, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $56,000, expiring in various years ranging through 2029. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations.  These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

As of March 31, 2010, realization of the Company's net deferred tax asset of approximately $22,353 was not considered more likely than not and, accordingly, a valuation allowance of $22,253 has been provided. During the year ended March 31, 2010, the valuation allowance increased by $3,495.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2010.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2010 and March 31, 2009. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2010; or the year ended March 31, 2009.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended March 31, 2010:

	North		Other
	America	Europe	Regions	Consolidated

Twelve Months ended March 31, 2010
Net sales to unaffiliated customers	2,497	11,276	264	$14,037

Twelve Months ended March 31, 2009
Net sales to unaffiliated customers	4,818	13,663	1,583	$20,064

Property and equipment, net at March 31, 2010	528	73	2	$603

Our largest customers accounted for 44% of gross revenues in the year ended March 31, 2010; and 33%  in the year ended March 31, 2010.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at March 31, 2010:

Year Ending March 31,
2011	$146
2012	10
2013 and thereafter	-
Total minimum lease payments	$156

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $851 and $666 respectivly for the years ended March 31, 2010 and  2009.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Minimum Guaranteed Royalties

The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of March 31, 2010 were as follows:

Minimum
Guaranteed
Year Ending March 31,	Royalties

2011	$120
2012	30
Total minimum payments	$150

Commitments in the above table include guaranteed royalties to licensors that are included as a liability in the Company’s consolidated balance sheet of $150 at March 31, 2010, because the Company has determined that recoupment is unlikely.

Other Obligations
As of March 31, 2010, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at March 31, 2010.  Annual payments relating to these commitments at March 31, 2010 are as follows:

Year Ending March 31,	Commitments

2011	$2,305
2012	178
2013	2
Total minimum payments	$2,485

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
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

Management has evaluated subsequent events through July 14, 2010, the business date that this Report on the Form 10-K was filed with the SEC.

As previously disclosed, on May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”). In the Notice, ValueAct stated that an event of default occurred under the ValueAct Note, as a result of Twistbox’s and the Company’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. The ValueAct Note was secured by, among other things, the assets of AMV, a wholly owned subsidiary of the Company, which was also a guarantor of the Note.  In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

On June 21, 2010, the Company signed and closed the transactions contemplated by a binding agreement (the “Agreement”) with ValueAct,  Jonathan Cresswell (“Cresswell”), Nathaniel MacLeitch (including in his capacity as Trustee for the AMV Founders under the AMV Note (each as defined below) (“MacLeitch”), Robert Ellin (“Ellin”), Trinad Management, LLC (“Trinad Management”) and Trinad Capital Master Fund, Ltd. (“Trinad Fund” and together with Ellin and Trinad Management, the “Trinad Affiliates”) and the Guber Family Trust (“Guber” and, together with the Trinad Affiliates, the “Lead Participating Investors”) with regard to the (i) partial satisfaction of the ValueAct Note, and (ii) satisfaction of the AMV Note.

Sale of AMV

Pursuant to the Agreement, ValueAct and the AMV Founders, acting through a newly formed company (“NewCo”), acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of approximately $23,300 of secured indebtedness (the “Sale”), comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note except for $3,500 in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the Assets.

In connection with the Sale and the other transactions contemplated by the Agreement and the transaction documents set forth in the Agreement (the “Restructure”), (i) the ValueAct Note (as amended and restated, the “Amended VAC Note”), (ii) that certain Guarantee and Security Agreement, dated as of June 30, 2007, by and among the Company, the subsidiary guarantors party thereto, the investors party thereto and ValueAct and (iii) that certain Guaranty, given as of February 12, 2008, by the Company to ValueAct (as amended and restated, the “ Amended and Restated Guaranty”), were amended and restated in their entirety.

NeuMedia, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

New Senior Secured Notes

In addition, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to the Lead Participating Investors.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $50 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock of the Company.  Each Warrant has a five year term.

The New Senior Secured Notes and Warrants were sold and issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “ Securities Act ”), pursuant to Section 4(2) of the Securities Act.

Under the Agreement, certain significant stockholders of the Company have the right to purchase up to an aggregate $600 of the New Senior Secured Notes.