Form 10-Q
period 2010-06-30
NeuMedia, Inc.
filed 2010-08-23
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number   00-10039

NEUMEDIA, INC.
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

On August 23, 2010, there were 35,674,225 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

NEUMEDIA, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

NeuMedia, Inc.
(formerly known as Mandalay Media, Inc.)
and Subsidiaries
Unaudited Consolidated Financial Statements
June 30, 2010

Page(s)

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010	1

Consolidated Statements of Operations (unaudited) for month periods
ended June 30, 2010 and June 30, 2009	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited)
for the period ended June 30, 2010	3

Consolidated Statements of Cash Flows (unaudited) for month periods ended
June 30, 2010 and June 30, 2009	4

Notes to Unaudited Consolidated Financial Statements	5-28

NeuMedia, Inc. and Subsidiaries	1
Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2010	2010
	unaudited

ASSETS

Current assets
Cash and cash equivalents	$2,933	$640
Accounts receivable, net of allowances of $244 and $403, respectively	3,770	4,711
Prepaid expenses and other current assets	447	477
Net current assets of discontinued operations	-	7,377

Total current assets	7,150	13,205

Property and equipment, net	547	603
Intangible assets, net	8,104	8,195
Goodwill	8,155	8,155
Net non-current assets of discontinued operations	-	16,623

TOTAL ASSETS	$23,956	$46,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,966	$4,011
Accrued license fees	2,059	1,814
Accrued compensation	381	537
Current portion of long term debt	-	26,082
Other current liabilities	1,696	1,638
Net current liabilities of discontinued operations	-	4,625

Total currrent liabilities	8,102	38,707

Long term debt and convertible debt	3,557	-

Total liabilities	$11,659	$38,707

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock
Series A convertible preferred stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
35,674,225 issued and outstanding at June 30, 2010;
39,776,597 issued and outstanding at March 31, 2010;	4	4
Additional paid-in capital	97,169	95,741
Accumulated other comprehensive loss	(238)	(419)
Accumulated deficit	(84,738)	(87,352)

Total stockholders' equity	12,297	8,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,956	$46,781

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	2
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2010	2009

Net revenues	$2,858	$3,777

Cost of revenues
License fees	586	945
Other direct cost of revenues	76	76

Total cost of revenues	662	1,021

Gross profit	2,196	2,756

Operating expenses
Product development	1,074	1,104
Sales and marketing	596	831
General and administrative	1,828	1,873
Amortization of intangible assets	17	137
	-
Total operating expenses	3,515	3,945

Loss from operations	(1,319)	(1,189)

Interest and other income / (expense)
Interest income	1	3
Interest expense	(680)	(661)
Foreign exchange transaction gain / (loss)	(157)	124
Other income / (expense)	(187)	(5)

Interest and other expense	(1,023)	(539)

Loss from operations before income taxes	(2,342)	(1,728)

Income tax provision	(68)	(35)

Net loss from continuing operations net of taxes	(2,410)	(1,763)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	709	802
Gain on disposal of discontinued operations, net of taxes	4,315	-

Net income from discontinued operations, net of taxes	5,024	802

Net profit / (loss)	$2,614	$(961)

Comprehensive income / (loss)	$2,795	$(758)

Basic and diluted net income / (loss) per common share	$0.07	$(0.02)
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	$0.13	$0.02

Diluted net income / (loss) per common share	$0.06	$(0.02)
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	$0.12	$0.02

Weighted average common shares outstanding, basic	39,375	39,808
basic and diluted

Weighted average common shares outstanding, diluted	40,424	39,908

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$95,741	$(419)	$(87,352)	$8,074

Net income							2,614	2,614	2,614

Foreign currency translation gain/(loss)						181		181	181

Stock-based compensation					192			192

Stock voided as part of disposal of subsidiary	(561,798)				(197)			(197)

Stock acquired by company as part of disposal of subsidiary	(3,540,574)				(1,239)			(1,239)

Issuance of convertible debt and associated warrants					2,500			2,500

Repricing of warrants					172			172

Comprehensive income									$2,795

Balance at June 30, 2010	35,674,225	$4	100,000	$100	$97,169	$(238)	$(84,738)	$12,297

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	4
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net income / (loss)	$2,614	$(961)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of
Impact of foreign currency translation	(4,315)	-
Depreciation and amortization	347	425
Allowance for doubtful accounts	(159)	-
Stock-based compensation	192	483
Warrants issued as compensation for services	172
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	2,056	4
Prepaid expenses and other current assets	(40)	164
Increase / (decrease) in liabilities, net of effet of disposal of subsidiary:
Accounts payable	(3,022)	(1,058)
Accrued license fees	245	106
Accrued compensation	(156)	124
Other liabilities and other items	1,715	(1,144)

Net cash used in operating activities	(351)	(1,857)

Cash flows from investing activities

Purchase of property and equipment	(57)	(129)
Transaction costs	(548)	-
Cash remaining with disposed subsidiary	(641)	-

Net cash used in investing activities	(1,246)	(129)

Cash flows from financing activities

Proceeds from new Senior Note	2,500	-

Net cash provided by financing activities	2,500	-

Effect of exchange rate changes on cash and cash equivalents	139	304

Net increase / (decrease) in cash and cash equivalents	1,042	(1,681)

Cash and cash equivalents, beginning of period	1,891	5,927

Cash and cash equivalents, end of period	$2,933	$4,246

Supplemental disclosure of cash flow information:

Taxes paid	68	39

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	5
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

NeuMedia, Inc. (“we”, “us”, “our”, the “Company” or “NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., on February 12, 2008.  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc.

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

On February 12, 2008, Mandalay Media completed a merger (the “Merger”) with Twistbox Entertainment, Inc. (“Twistbox”) through an exchange of all outstanding capital stock of Twistbox for 10,180 shares of common stock of the Company. In connection with the Merger, the Company assumed of all the outstanding options under Twistbox’s Stock Incentive Plan by the issuance of options to purchase 2,464 shares of common stock of the Company, including 2,145 vested and 319 unvested options.

After the Merger, Twistbox became a wholly-owned subsidiary of the Company, and the Company’s only active subsidiary. Twistbox Entertainment, Inc. (formerly known as The WAAT Corporation) was incorporated in the State of Delaware.

Twistbox is a global publisher and distributor of branded and non-branded entertainment content, including images, video, and games for all mobile platforms and third generation (3G) and pre-fourth generation mobile networks.  Twistbox publishes and distributes its content in a number of countries.  Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to multiple handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content.  Twistbox has distribution agreements with many of the largest mobile operators in the world.

Twistbox is headquartered in the Los Angeles area and has offices in Europe and South America that provide local sales and marketing support for both mobile operators and third party distribution in their respective regions.

NeuMedia, Inc. and Subsidiaries	6
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

On October 23, 2008, the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd (“Fierce”).

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

On May 10, 2010, an administrator was appointed over AMV in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries are considered to be a discontinued operation.

On May 11, 2010, Mandalay Media merged into its wholly-owned, newly formed subsidiary, NeuMedia Inc. (“NeuMedia”), with NeuMedia as the surviving corporation. NeuMedia issued: (1) one new share of common stock in exchange for each share of outstanding common stock of Mandalay Media and (2) one new share of preferred stock in exchange for each share outstanding preferred stock of Mandalay Media as of May 11, 2010. Preferred and common stock of NeuMedia had the same status and par value as the respective stock of Mandalay Media and NeuMedia acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mandalay Media.

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV Founders, acting through a newly formed company (“NewCo”), acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23,231 of secured indebtedness (the “Sale”), comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note except for $3,500 in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the Assets.

NeuMedia, Inc. and Subsidiaries	7
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2010 and its results of operations for the three months ended June 30, 2010 and 2009, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of June 30, 2010 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2010 has been derived from the audited consolidated financial statements as of that date.

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

NeuMedia, Inc. and Subsidiaries	8
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

•	the Company has limited risks, including no inventory risk and limited credit risk.

NeuMedia, Inc. and Subsidiaries	9
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

Net (Income/Loss) per Common Share

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

	3 Months Ended	3 Months Ended
	June 30	June 30
	2010	2009

Potentially dilutive shares	9,700	100

These shares were not included in the computation of diluted loss per share as they were anti-dilutive in each period.

Comprehensive Income/Loss
Comprehensive income consists of two components, net income and other comprehensive income/loss. Other comprehensive income/loss refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/loss. The Company’s other comprehensive income/loss currently includes only foreign currency translation adjustments.

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

NeuMedia, Inc. and Subsidiaries	10
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

NeuMedia, Inc. and Subsidiaries	11
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $12 and $39 in the periods ended June 30, 2010 and 2009, respectively. Advertising expense for discontinued operations was $956 and $2,300 in the periods ended June 30, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments
As of June 30, 2010 and March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $181 in the period ended June 30, 2010 and the foreign currency translation adjustment gain of $74 in the period ended June 30, 2009 have been reported as a component of comprehensive income/loss in the consolidated statements of stockholders’ equity and comprehensive income/loss. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2010, one major customer represented approximately 36% of our gross accounts receivable outstanding. This customer accounted for 36% of our gross accounts receivable outstanding as of March 31, 2010. The customer accounted for 52% of our gross revenues in the period ended June 30, 2010; and 41% based on support provided in the period ended June 30, 2009.

Property and Equipment
Property and equipment is stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 8 to 10 years for leasehold improvements and 5 years for other assets.

NeuMedia, Inc. and Subsidiaries	12
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

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including intangible assets subject to amortization, primarily consist of customer lists, license agreements and software that have been acquired, and are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock-based compensation
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

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance to the Company.

NeuMedia, Inc. and Subsidiaries	14
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, (Multiple-Deliverable Revenue Arrangements—)a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No.2010-09, (“Amendments to Certain Recognition and Disclosure Requirements”) (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

Effective January 2010, an amendment to the Consolidation Topic of the Codification (“ASU 810”)  replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis.  The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”).  The party that meets both these criteria is deemed to have a controlling financial interest.  The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The amendment to ASU 810 had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, (“Improving Disclosures about Fair Value Measurements”) which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the disclosure impact of adoption on our condensed consolidated financial statements.

NeuMedia, Inc. and Subsidiaries	15
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

3.	Fair Value Measurements

As of June 30, 2010 and March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates fair value due to the short-term nature of such instruments.

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

4.	Accounts Receivable

	June 30,	March 31,
	2010	2010

Accounts receivable	$4,016	$5,114
Less: allowance for doubtful accounts	(244)	(403)
Net Accounts receivable of continuing operations	$3,770	$4,711

Net Accounts receivable of discontinued operations	$-	$5,694

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the quarter ended June 30, 2010 and the fiscal year ended March 31, 2010.

NeuMedia, Inc. and Subsidiaries	16
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

5.	Property and Equipment

	June 30,	March 31,
	2010	2010

Equipment	$976	$829
Furniture & fixtures	266	$278
Leasehold improvements	140	$140
	1,382	$1,247
Accumulated depreciation	(835)	$(644)
Net Property and Equipment of continuing operations	$547	$603

Net Property and Equipment of discontinued operations	$-	$668

Depreciation expense for the periods ended June 30, 2010 and 2009 was $81 and $89, respectively, for continuing operations and $27 and $27 for discontinued operations.

6.	Description of Stock Plans

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (“Plan”). Under the Plan, the Company may grant up to 3,000 shares or equivalents of common stock of the Company as incentive stock options (“ISO”), non-qualified options (“NQO”), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2010	6,187	$2.49
Granted	-	$-
Canceled	-	$-
Exercised	-	$-
Outstanding at June 30, 2010	6,187	$2.49
Exercisable at June 30, 2010	6,048	$2.50

NeuMedia, Inc. and Subsidiaries	17
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Options Granted
	Year Ended		Options Tranferred
	March 31, 2010	Options Granted	from Twistbox
Expected life (years)	6	4 to 6	3 to 7
Risk-free interest rate	3.90% to 3.92%	2.7% to 3.89%	2.03% to 5.03%
Expected volatility	49.73% to 54.33%	70% to 75.2%	70% to 75%
Expected dividend yield	0%	0%	0%

The exercise price for options outstanding at June 30, 2010 were as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2010	Price	Value

$0 - $1.00	6.08	2,071	$0.63	$-
$2.00 - $3.00	7.83	2,617	$2.67	$-
$4.00 - $5.00	7.63	1,500	$4.75	$-
	7.20	6,188	$2.49	$-

The exercise price for options exercisable at June 30, 2010 were as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2010	Price	Value

$0 - $1.00	6.07	2,047	$0.63	$-
$2.00 - $3.00	7.81	2,501	$2.68	$-
$4.00 - $5.00	7.63	1,500	$4.75	$-
	7.18	6,048	$2.50	-

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

NeuMedia, Inc. and Subsidiaries	18
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2010	2009
Product development	$2	$3
Sales and marketing	5	27
General and administrative	185	453
	$192	$483

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

NeuMedia, Inc. and Subsidiaries	19
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Cash and cash equivalents	$3,380
Accounts receivable, net of allowances	9,087
Prepaid expenses and other current assets	16
Property and equipment, net	406
Accounts payable	(10,391)
Bank overdrafts	(1,902)
Other current liabilities	(1,262)
Other long term liabilities	(223)
Minority interests	95
Identified intangibles	1,368
Goodwill	22,456
$23,030

Net assets associated with Fierce Media Limited were insignificant. Goodwill recognized in the above transaction was $22,456. The business acquired is not capital intensive and does not require significant identifiable intangible assets – as a result the greater proportion of consideration has been allocated to goodwill.  Goodwill in relation to the acquisition of AMV is not expected to be deductible for US income tax purposes.

At March 31, 2010 AMV has been treated as a discontinued operation, and it was disposed during the period ended June 30, 2010.

Discontinued Operations

The Company had been negotiating a restructuring of debt with its senior debt holder for some time.  These negotiations were finalized on June 21, 2010.  On that date, the Company signed and closed a number of transactions, which included the sale of AMV. Pursuant to the Agreement, ValueAct and the AMV Founders, acting through a newly formed company (“NewCo”), acquired the operating subsidiaries of AMV in exchange for the release of $23,231 of secured indebtedness, which included a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note except for $3,500 in principal. In addition, all intercompany balances at that date were cancelled, and all shares of common stock and warrants of the Company held by ValueAct were cancelled. In addition, approximately 3,541 shares of common stock of the Company held by two of the founders of AMV were acquired by the Company. As of June 30, 2010 the Company accrued $300 to a related party pertaining to the sale of  AMV.

In accordance with FASB ASC 205-20, Discontinued Operations, the operating results and net assets and liabilities related to AMV were reclassified as of June 21, 2010 and reported as discontinued operations in the accompanying consolidated financial statements.

NeuMedia, Inc. and Subsidiaries	20
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following amounts represent the operations of the discontinued unit and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009.

	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2010	2009

Revenues	5,132	6,306
Cost of revenues	2,060	1,833
Gross profit	3,072	4,473
Operating expenses and other expenses	2,052	3,400
Income from discontinued operations	1,020	1,073
Income tax provision	(311)	(271)
Income from discontinued operations, net of tax	709	802

 The following is a summary of assets and liabilities of the discontinued operations as of the disposal date of June 21, 2010 and as at March 31, 2010

	June 21,	March 31,
	2010	2010

Assets
Cash	$641	$1,251
Working Capital, net of cash	1,367	1,501
Property and Equipment, net	591	668
Goodwill and intangibles	15,948	15,955
Net Assets Sold	$18,547	$19,375

Direct costs associated with the sale	1,173
Currency translation adjustment	234
Other	3

	$19,957

Consideration	24,272

Gain on sale	$4,315

NeuMedia, Inc. and Subsidiaries	21
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

8.	Other Intangible Assets

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the periods ended June 30, 2010 and 2009, the Company recorded amortization expense for continuing operations in the amount of $76 and $76, respectively, in cost of revenues; and amortization expense in the amount of $17 and $137 respectively, in operating expenses. During the periods ended June 30, 2010 and 2009 the Company recorded amortization expense for discontinued operations in the amount of $26 and $26, respectively, in cost of revenues; and amortization expense in the amount of $40 and $40, respectively, in operating expenses.

As of June 30, 2010, the total expected future amortization related to intangible assets for continuing operations was as follows:

	12 Months Ended June 30,
	2011	2012	2013	2014	2015	Thereafter
Software	$232	$232	$232	$232	$136	$-
Customer List	65	$65	$65	$65	65	39
License Agreements	71	$71	42	-	-	-

	$368	$368	$339	$297	$201	$39

9.	Debt

	June 30,	March 31,
	2010	2010

Short Term Debt

Senior secured note, inclusive of accrued interest
net of discount of $0 and $40, respectively	$-	19,749
Deferred purchase consideration inclusive of accrued interest	-	6,333
	$-	$26,082

	June 30,	March 31,
	2010	2010

Long Term Debt

Senior secured note, inclusive of accrued interest,
net of discount of $2,479 and $0, respectively	$21	$-
Secured note, inclusive of accrued interest	3,510	-
Other	27	-
	$3,557	$-

NeuMedia, Inc. and Subsidiaries	22
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

ValueAct Note

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

On October 23, 2008 in conjunction with the acquisition of AMV, as described in Note 7, the Company entered into a secured promissory note in the aggregate original principal amount of $5,375 (the “AMV Note”). With accrued interest, the balance of this note was $6,433 at June 30, 2010 and $5,945 at March 31, 2010.

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

NeuMedia, Inc. and Subsidiaries	23
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

On February 25, 2010, Twistbox received a letter (the “Notice”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Notice claimed that an event of default had occurred and was continuing under the ValueAct Note as a result of certain alleged defaults. In the Notice, ValueAct reserved its rights and remedies under the loan documents relating to the ValueAct Note. The Notice did not state that ValueAct had elected for the unpaid principal and accrued interest under the ValueAct Note to become due and payable. The Notice claimed that the Waiver, which among other things, had extended certain rights of Twistbox to prepay amounts under the ValueAct Note from January 31, 2010 to March 1, 2010 in order to extend the maturity of remaining amounts due under the ValueAct Note and extended the time period for the Company and Twistbox to comply with the $4,000 minimum cash balance covenant set forth in the ValueAct Note to March 1, 2010, had ceased to be effective as a result of the alleged failure of the Company to comply with the conditions set forth in the Waiver. Under the ValueAct Note, upon the occurrence of an event of default, ValueAct, by written notice to Twistbox, may declare the unpaid principal amount of the ValueAct Note, plus accrued but unpaid interest thereon, to be immediately due and payable. Commencing after the occurrence of an event of default and so long as the default is continuing, the interest rate applicable under the ValueAct Note is to increase an additional 2% per annum. If an event of default had been determined to have occurred and continuing, and ValueAct had declared the unpaid principal amount of the ValueAct Note, plus accrued but unpaid interest thereon, to be immediately due and payable, it may also have exercised its rights pursuant to the Guaranty and Security Agreement and the Debenture to foreclose on the assets of Twistbox and AMV. The Company believed that the events described in the Notice did not constitute defaults or if such events did constitute defaults, that Twistbox was entitled to requisite cure periods which ValueAct had failed to observe and that ValueAct had not properly exercised its rights under the ValueAct Note.

NeuMedia, Inc. and Subsidiaries	24
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

As described in Note 7, in connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3.5 million of principal (the “Amended ValueAct Note”).

Senior Secured Convertible Notes

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

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes  is limited to the face value of the New Senior Secured Notes  of $2,500 and is being amortized over the term of the New Senior Secured Notes, using the effective interest method. For the three months ended June 30, 2010, the Company amortized $21 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations

NeuMedia, Inc. and Subsidiaries	25
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

At June 30, 2010,  minimum future obligations through June 21, 2013, including interest, under the New Senior Secured and convertible Notes were $8,041 including repayment of the principal.

18 Months Ended June 30,
2011	2012	2013	Thereafter
$-	$1,312	$6,729	$-

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the periods ended June 30, 2010 and 2009, the Company incurred management fees under the agreement of $90 and $90 respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $15 and $26, respectively, for the periods ended June 30, 2010 and 2009.

11.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock of the Company authorized, issued and outstanding. The Series A Convertible Preferred Stock  has a par value of $0.0001 per share. The holders of Series A Convertible Preferred Stock are entitled to: (1) vote on an equal per share basis as common stock of the Company, (2) dividends on an as-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A Convertible Preferred Stock  (subject to adjustment) or such amount that would have been paid on an as-converted basis. The holder of the Series A Convertible Preferred Stock has agreed not to exercise certain rights until such time as the Amended ValueAct Note has been repaid in cash in full.

NeuMedia, Inc. and Subsidiaries	26
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Common Stock

In September 2009, the Company issued warrants to purchase 1,200 shares of common stock of the Company to a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134 at the time of issue.

In connection with the restructuring described in Note 7, on June 21, 2010, 562 shares of common stock of the Company held by ValueAct were cancelled, and 3,541 shares of common stock of the Company held by certain founders of AMV were acquired by the Company at a price of $0.02 per share. In addition, a total of 2,185 warrants to purchase common stock of the Company held by ValueAct were cancelled.

In addition, in connection with the New Senior Secured Notes described in Note 10, on June 21, 2010, each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

12.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

13.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing opeartions paid in jurisdictions outside of the US.  Profit from discontinued operations is disclosed net of taxes – these are income taxes currently payable in foreign jurisdictions, primarily the United Kingdom based on revenue derived in that territory. The discontinued operation had taxable income in the quarter which is subject to taxation in the United Kingdom. The tax provision arising from the gain on disposal of discontinued operations is offset against available tax losses.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2010.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of June 30, 2010 and March 31, 2010. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended June 30, 2010 and 2009.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

NeuMedia, Inc. and Subsidiaries	27
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded and non-branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended June 30, 2010:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended June 30, 2010
Net sales to unaffiliated customers	243	2,160	455	$2,858

Three Months ended June 30, 2009
Net sales to unaffiliated customers	806	2,683	287	$3,777

Property and equipment, net
at June 30, 2010	468	77	2	$547

Our largest customers accounted for 52% of gross revenues in the period ended June 30, 2010; and 39%  in the period ended March 31, 2010.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at June 30, 2010:

Year Ending June 30,
2011	$74
2012	1

Total minimum lease payments	$75

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $142 and $200, respectively, for the periods ended June 30, 2010 and  2009.

NeuMedia, Inc. and Subsidiaries	28
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Other Obligations
As of June 30, 2010, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at June 30, 2010.  Annual payments relating to these commitments at June 30, 2010 are as follows:

Year Ending June 30,	Commitments

2011	$2,048
2012	86
2013	1

Total minimum payments	$2,135

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

Management has evaluated subsequent events through the business date that this quarterly report on the Form 10-Q was filed with the SEC.  No material matters requiring disclosure were noted.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the period ended March 31, 2010. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for NeuMedia common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan (the “Plan”) was assumed by NeuMedia, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, except that (a) the number of shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, NeuMedia also assumed all unvested Twistbox options. The merger consideration consisted of an aggregate of up to 12,325,000 shares of NeuMedia common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of NeuMedia common stock required for assumption of the vested Twistbox options. NeuMedia reserved an additional 318,772 shares of NeuMedia common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

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

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct  - also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and NeuMedia is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

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

In addition, also on October 23, 2008, in connection with the AMV Acquisition, NeuMedia, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provided for a payment-in-kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that NeuMedia and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of NeuMedia and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, NeuMedia and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

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

On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,231,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of NeuMedia held by ValueAct were cancelled and all warrants and common stock of NeuMedia held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by NeuMedia for a price of $0.02 per share.

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

Also on June 21, 2010, for purposes of capitalizing NeuMedia, NeuMedia sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, NeuMedia  - may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of NeuMedia at a conversion price of US$0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of NeuMedia and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of NeuMedia at an exercise price of US$0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of NeuMedia.  Each Warrant has a five year term.

Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited, a mobile media and marketing company. On June 21, 2010, we sold all of the operating subsidiaries of AMV. Twistbox is a global publisher and distributor of branded and non-branded entertainment content, including images, video, and games, for all mobile platforms and third generation (3G) and pre-fourth generation mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox expects to become one of the leading players in the rapidly-growing, multibillion-dollar mobile entertainment market.

Twistbox maintains a worldwide distribution agreement with Vodafone. Through this relationship, Twistbox serves as Vodafone’s exclusive supplier of late night content, a portion of which is age-verified, in some of its top-performing territories. Additionally, Twistbox is one of the select few content aggregators for Vodafone. Twistbox aggregates content from leading entertainment companies and manages distribution of this content to Vodafone. Additionally, Twistbox maintains distribution agreements with other leading mobile network operators throughout the North American, European, and Asia-Pacific regions that include Verizon, Virgin Mobile, T-Mobile, Telefonica, Hutchinson 3G, Three, O2 and Orange.

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

RESULTS OF OPERATIONS

	3 months ended	3 months ended
	June 30,	June 30,
	2010	2009

Revenues	$2,858	$3,777
Cost of revenues	662	1,021

Gross profit	2,196	2,756
SG&A	3,498	3,809
Amortization of intangible assets	17	137

Operating (loss)	(1,319)	(1,190)
Interest expense, net	(679)	(657)
Other income / (expenses)	(344)	119

(Loss) before income taxes	(2,342)	(1,728)
Income tax provision	(68)	(35)

(Loss) from continuing operations	(2,410)	(1,763)
Profit from discontinued operations, net of taxes	709	802
Gain on disposal of discontinued operations, net of taxes	4,315	-

Net income / (loss)	$2,614	$(961)

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	$0.13	$0.02
Net loss	$0.07	$(0.02)
Basic and Diluted weighted average shares outstanding	39,375	39,808

Diluted net income / (loss) per common share:
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	$0.12	$0.02
Net loss	$0.06	$(0.02)
Diluted weighted average shares outstanding	40,424	39,908

Comparison of the three Months Ended June 30, 2010 and June 30, 2009

Revenues

	Three Months Ended June 30,
	2010	2009

	(In thousands)

Revenues by type:
Services	$530	$323
Content - Games	341	947
Content - Other	1,679	2,177
Advertising	308	330
Total	$2,858	$3,777

In the quarter ended June 30, 2010, the Company was reorganized into four functional groups, reflecting the primary revenue drivers for the Company’s business, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. The increase in Services revenue in the quarter ended June 30, 2010 is primarily the result of an increase in the level of development projects undertaken by our technology and development team in the quarter ended June 30, 2010.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales. Games will continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry) and social networks

“Content – Other” includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV. The decline in revenue year over year is attributable to two factors: off-deck revenue recognized in the quarter ended June 30, 2009 was transferred to Twistbox’s former sister company, which was sold on June 21, 2010, and thus was not part of continuing operations in the quarter ended June 30, 2010, and the restructuring of our Russian operations in the later part of fiscal 2010.

“Advertising” includes revenues earned by managing carrier advertising portals, revenues derived from the sale of advertising inventory within our mobile sites, and from the monetization and mediation of traffic through our mobile sites. Building a significant Advertising ecosystem is a key strategic initiative for the Company in fiscal 2011.  The quarter ended June 30, 2010 shows significant growth in our core advertising business which was offset by reductions in carrier portal managed revenues.

Cost of Revenues

	Three Months Ended June 30,
	2010	2009

	(In thousands)

Cost of revenues:
License fees	$586	$919
Other direct cost of revenues	76	76
Total cost of revenues	$662	$995

Revenues	$2,858	$3,777

Gross margin	76.8%	73.7%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and therefore license fees have decreased as a result of reductions in the revenue share attributable to several licensed product arrangements, renegotiation of major license agreements resulting in a lower revenue share, and a change in mix towards product for which the rights have been acquired in perpetuity. In addition, license fees decreased from the reversal of previously accrued license fees, following resolution of discussions with providers. These one-time adjustments contributed approximately 19% of margin in the period ended June 30, 2010.

Operating Expenses

	Three Months Ended June 30,
	2010	2009

	(In thousands)

Product development expenses	$1,074	$1,104
Sales and marketing expenses	596	831
General and administrative expenses	1,828	1,873
Amortization of intangible assets	17	137

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, with headcount consistent from period to period.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease year-over-year is the result of cost savings due to headcount reductions and reduced travel.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. Savings resulting from headcount reductions were largely offset by increased legal expenses in the quarter ended June 30, 2010.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of the reduced base, following the impairment write down in the last quarter.

Other Income and Expenses

	Three Months Ended June 30,
	2010	2009

	(In thousands)

Interest and other income/(expense)	$(1,023)	$(539)
Profit from discontinued operations, net of taxes	$709	$802
Gain on disposal of discontinued operations, net of taxes	$4,315	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense. The increase in net expense compared to the prior year relates to foreign exchange losses (versus gains in the prior year), and an increase in miscellaneous income primarily related to the re-pricing of warrants. The profit from discontinued operations is the net profit from operations of AMV for the quarter, net of taxes. The gain on disposal of discontinued operations represents the net gain recorded from the sale of AMV during the quarter ended June 30, 2010.

Financial Condition

Assets
Our current assets related to continuing operations totaled $7.2 million and $5.8 million at June 30, 2010 and March 31, 2010, respectively. Total assets related to continuing operations were $24.0 million and $22.8 million at June 30, 2010 and March 31, 2010, respectively. The increase in both current and total assets is primarily due to higher cash balances.

Liabilities and Working Capital
At June 30, 2010, our current and total liabilities related to continuing operations were $11.7 million, compared to $34.1 million at March 31, 2010. The change in liabilities was related to the reduction in debt as part of the AMV disposal transaction. The Company had negative working capital of $1.0 million at June 30, 2010 and negative working capital of $25.5 million at March 31, 2010 as a result of the timing of both the reduction in debt and the reclassification of debt from short term to long term.

Liquidity and Capital Resources
Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed significantly in the most recent several quarters.  The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities.

Operating Activities
In the period ended June 30, 2010, we generated $1.0 million of net cash, flowing from the overall profit of $2.6 million as well as decreases in accounts receivable of $2.0 million, as well as non-cash stock based compensation and depreciation and amortization, and $2.5 million from the new Senior Debt; offset by deccreases in liabilities of $1.3 million, and $1.2 in transaction costs and cash remaining with the disposed subsidiary. In the period ended June 30, 2009, we used $1.7 million of net cash. This primarily related to the net loss of $1.0 million, and reductions in accounts payable/accrued license fees/other liabilities of $2.0 million, partially offset by non cash stock based compensation and depreciation and amortization.

As of June 30, 2010, the Company had approximately $2.9 million of cash. The Company’s cash requirements in the future will be dependent on actions taken to improve cash flow, including operational restructuring. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the new Senior Debt facility, and also under the Amended ValueAct Note. Under both facilities the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount payable at the end of the term. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2012.

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

On September 14, 2006, we sold 2,800,000 units; on October 12, 2006, we sold 3,400,000 units; and on December 26, 2006, we sold 530,000 units. Each unit sold, at a price per unit of $1.00, consisted of one share of our common stock and one warrant to purchase one share of our common stock. We realized net proceeds of $6,057,000 after the costs of the offering. The warrants had an exercise price of $2.00 per share and expired as follows: 2,800,000 warrants expired in September 2008, 3,400,000 warrants expired in October 2008, and 530,000 warrants expired in December 2008.

On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC (“Trinad Management”). Pursuant to the terms of the agreement, Trinad Management purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $100,000. Series A Preferred stockholders are entitled to convert, at their option, all or any shares of the Series A Preferred Stock into the number of fully paid and non-assessable shares of common stock equal to the number obtained by dividing the original purchase price of such Series A Preferred Stock, plus the amount of any accumulated but unpaid dividends as of the conversion date, by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share at the date of grant. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the reduction of stockholders’ equity for the recognition of a preferred stock dividend and an increase to additional paid-in capital.

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

As described above, pursuant to the Merger, we issued 10,180,292 shares of NeuMedia common stock as part of the merger consideration in connection with the Merger. Such issuance was made pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act. In addition, also in connection with the Merger, on February 12, 2008, we entered into non-qualified stock option agreements with certain of our directors and officers under the Plan whereby we issued options to purchase an aggregate of 1,700,000 shares of our common stock to Ian Aaron, former Chief Executive Officer of Twistbox and former director of the Company, Russell Burke, Chief Financial Officer of Twistbox and the Company, David Mandell, Executive Vice-President, General Counsel and Corporate Secretary of Twistbox and Patrick Dodd, former Senior Vice of Worldwide Sales and Marketing of Twistbox, each of whom received an option to purchase 600,000 shares, 350,000 shares, 450,000 shares and 300,000 shares, respectively, of our common stock. The options have a ten-year term and are exercisable at a price of $4.75 per share. The options become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary of the date of grant, and the remaining one-third on the second anniversary of the date of grant. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

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

In connection with the restructuring described above, on June 21, 2010 561,798 shares of common stock held by ValueAct were cancelled, and 3,540,574 shares held by Cresswell and MacLeitch were acquired by the Company at a price of $0.02 per share. In addition, a total of 2,185,000 warrants held by ValueAct were cancelled.

Revenues
The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a onetime purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s games to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each game. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s games through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that improving quality and greater availability of 2.5 and 3G handsets and “smartphones”  is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of publishers that have the ability to provide high-quality mobile content consistently and port it rapidly and cost-effectively to a wide variety of handsets. Additionally, branded content owners are seeking publishers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development and porting technology and has achieved the scale to operate at this level. We also believe that leveraging carrier and content owner relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market and our ability to leverage our distribution and content relationships, as well as to continue to expand. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease. Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

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

Gross Margin
Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For lifestyle business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and lifestyle content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. In the case of Play for Prizes games, this is further impacted by its suitability to “tournament” play and the prizes available. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and QA, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Recent Accounting Pronouncements

New Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

Effective January 2010, an amendment to the Consolidation Topic of the Codification (“ASU 810”)  replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis.  The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”).  The party that meets both these criteria is deemed to have a controlling financial interest.  The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The amendment to ASU 810 had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the disclosure impact of adoption on our condensed consolidated financial statements.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Colombia and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of June 30, 2010, our largest customer (in multiple territories) represented approximately 36% of our gross accounts receivable outstanding.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the first quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 - April 30, 2010	-	-	-	-
May 1, 2010 - May 31, 2010	-	-	-	-
June 1, 2010 – June 30, 2010	4,102,372	0.01	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

None.

Item 6.   Exhibits.

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

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC. [10]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [11]

4.8	Form of Senior Secured Convertible Note due June 21, 213. [11]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [11]

10.1
Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust.[11]

10.2
Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management.[11]

10.3
Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.[11]

10.4	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.[11]

10.5	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.[11]

10.6	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.[11]

10.7	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P.[11]

10.8	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.[11]

10.9	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.[11]

10.10
Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.[11]

10.11	Form of Senior Secured Convertible Note due June 21, 2013[11]

10.12
Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.[11]

31.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Russell Burke, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Russell Burke, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

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
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on November 16, 2009.
(11) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 23, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NeuMedia, Inc.

Date: August 23, 2010	By:	/s/ Ray Schaaf
Ray Schaaf
President
(Authorized Officer and Principal Executive Officer)

Date: August 23, 2010
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)