Form 10-Q
period 2010-09-30
NeuMedia, Inc.
filed 2010-11-22
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number   00-10039
NEUMEDIA, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 410, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

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

On November 22, 2010, there were 36,174,225 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

NEUMEDIA, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page(s)

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	1

Consolidated Statements of Operations (Unaudited) for the three months and the six months ended September 30, 2010 and September 30, 2009	2

Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2010 and September 30, 2009	4

Notes to Unaudited Consolidated Financial Statements	5-26

NeuMedia, Inc.
(formerly known as Mandalay Media, Inc.)
and Subsidiaries
Unaudited Consolidated Financial Statements
September 30, 2010

Page(s)

Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010	1

Consolidated Statements of Operations for the periods ended September 30, 2010 and September 30, 2009	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the period ended September 30, 2010	3

Consolidated Statements of Cash Flows for the periods ended September 30, 2010 and September 30, 2009	4

Notes to Unaudited Consolidated Financial Statements	5-26

NeuMedia, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2010	2010
	unaudited

ASSETS

Current assets
Cash and cash equivalents	$2,383	$640
Accounts receivable, net of allowances of $115 and $403, respectively	3,061	4,711
Prepaid expenses and other current assets	421	477
Net current assets of discontinued operations	-	7,377

Total current assets	5,865	13,205

Property and equipment, net	506	603
Intangible assets, net	7,988	8,195
Goodwill	8,155	8,155
Net non-current assets of discontinued operations	-	16,623

TOTAL ASSETS	$22,514	$46,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,061	$4,011
Accrued license fees	2,172	1,814
Accrued compensation	426	537
Current portion of long term debt	16	26,082
Other current liabilities	1,715	1,638
Net current liabilities of discontinued operations	-	4,625

Total currrent liabilities	8,390	38,707

Long term debt and convertible debt	3,904	-

Total liabilities	$12,294	$38,707

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
36,174,225 issued and outstanding at September 30, 2010;
39,776,597 issued and outstanding at March 31, 2010;	4	4
Additional paid-in capital	97,388	95,741
Accumulated other comprehensive loss	(281)	(419)
Accumulated deficit	(86,991)	(87,352)

Total stockholders' equity	10,220	8,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,514	$46,781

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net revenues	$2,077	$3,521	$4,936	$7,298

Cost of revenues
License fees	989	698	1,575	1,643
Other direct cost of revenues	97	102	172	177
Total cost of revenues	1,085	800	1,747	1,821

Gross profit	992	2,721	3,189	5,477

Operating expenses
Product development	1,060	1,056	2,134	2,160
Sales and marketing	453	673	1,049	1,504
General and administrative	1,120	2,305	2,949	4,178
Amortization of intangible assets	19	137	36	274
Total operating expenses	2,653	4,170	6,168	8,116

Loss from operations	(1,660)	(1,449)	(2,979)	(2,639)

Interest and other income / (expense)
Interest income	1	3	2	7
Interest expense	(361)	(728)	(1,041)	(1,388)
Foreign exchange transaction gain / (loss)	(13)	98	(170)	222
Other income / (expense)	(154)	20	(342)	15
Interest and other expense	(528)	(606)	(1,551)	(1,144)

Loss from operations before income taxes	(2,189)	(2,056)	(4,530)	(3,783)
Income tax provision	(65)	(109)	(133)	(144)
Net loss from continuing operations net of taxes	(2,253)	(2,165)	(4,663)	(3,927)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	-	964	709	1,765
Gain on disposal of discontinued operations, net of taxes	0	-	4,315	-
Net income from discontinued operations, net of taxes	0	964	5,024	1,765

Net profit / (loss)	$(2,253)	$(1,201)	$361	$(2,162)

Comprehensive income / (loss)	$(2,296)	$(1,563)	$499	$(804)

Basic and diluted net income / (loss) per common share	$(0.06)	$(0.03)	$0.01	$(0.05)
Continuing operations	$(0.06)	$(0.05)	$(0.12)	$(0.10)

Weighted average common shares outstanding, basic and diluted	35,957	39,863	37,655	39,836

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Income

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$95,741	$(419)	$(87,352)	$8,074

Net income							2,614	2,614	2,614

Foreign currency translation gain						181		181	181

Stock-based compensation					192			192

Stock voided as part of disposal of subsidiary	(561,798)				(197)			(197)

Stock acquired by company as part of disposal of subsidiary	(3,540,574)				(1,239)			(1,239)

Issuance of convertible debt and associated warrants					2,500			2,500

Repricing of warrants					172			172

Comprehensive income									$2,795

Balance at June 30, 2010	35,674,225	$4	100,000	$100	$97,169	$(238)	$(84,738)	$12,297

Net income							(2,253)	(2,253)	(2,253)

Foreign currency translation loss						(43)		(43)	(43)

Stock-based compensation					44			44

Stock issued for services	500,000				175			175

Comprehensive income									$(2,296)

Balance at September 30, 2010	36,174,225	$4	100,000	$100	$97,388	$(281)	$(86,991)	$10,220

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	6 Months Ended	6 Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net income/(loss)	$361	$(2,162)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	(4,315)	-
Depreciation and amortization	567	853
Allowance for doubtful accounts	(288)	3
Stock-based compensation	411	996
Warrants issued as compensation for services	172	134
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	2,900	(290)
Prepaid expenses and other current assets	(12)	327
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(230)	(2,230)
Accrued license fees	358	(429)
Accrued compensation	(111)	(9)
Other liabilities and other items:	(171)	(331)
Net cash used in operating activities	(358)	(3,138)

Cash flows from investing activities
Purchase of property and equipment	(121)	(172)
Transaction costs	(905)	-
Cash remaining with disposed subsidiary	(641)	-
Net cash used in investing activities	(1,667)	(172)

Cash flows from financing activities
Proceeds from new Senior Note	2,500	-
Net cash provided by financing activities	2,500	-
Effect of exchange rate changes on cash and cash equivalents	17	190

Net change in cash and cash equivalents	492	(3,120)

Cash and cash equivalents, beginning of period	1,891	5,927

Cash and cash equivalents, end of period	$2,383	$2,807

Supplemental disclosure of cash flow information:

Taxes paid	133	109

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

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2010 and its results of operations for the three months and the six months ended September 30, 2010 and 2009, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of September 30, 2010 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2010 has been derived from the audited consolidated financial statements as of that date.

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

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Potentially dilutive shares	12,917	100	6,516	100

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

Content Provider Licenses

Content Provider License Fees and Minimum Guarantees
The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of longer term content acquisitions, paid in advance and capitalized on our balance sheet as prepaid royalties. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the prepaid royalties. Prepaid purchases for the use of content used only for a defined term are amortized over the term of the agreement.

NeuMedia, Inc. and Subsidiaries
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

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $13 and $39 in the three months ended September 30, 2010 and 2009, respectively and $24 and $77 in the six months ended September 30, 2010 and 2009, respectively. Advertising expense for discontinued operations was $0 and $2,137 in the three months ended September 30, 2010 and 2009, respectively and $956 and $4,437 in the six months ended September 30, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments
As of September 30, 2010 and March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $138 in the period ended September 30, 2010 and the foreign currency translation adjustment loss of $290 in the period ended September 30, 2009 have been reported as a component of comprehensive income/loss in the consolidated statements of stockholders’ equity and comprehensive income/loss. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2010, one major customer represented approximately 45% of our gross accounts receivable outstanding. This customer accounted for 36% of our gross accounts receivable outstanding as of March 31, 2010. The customer accounted for 51% of our gross revenues in the period ended September 30, 2010; and 41% in the period ended September 30, 2009.

NeuMedia, Inc. and Subsidiaries
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

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance to the Company.

New Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force ” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 became effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

3.	Fair Value Measurements

As of September 30, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

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

4.	Accounts Receivable

	September 30,	March 31,
	2010	2010

Accounts receivable	$3,176	$5,114
Less: allowance for doubtful accounts	$(115)	$(403)
Net Accounts receivable of continuing operations	$3,061	$4,711

Net Accounts receivable of discontinued operations	$-	$5,694

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the quarter ended September 30, 2010 and the fiscal year ended March 31, 2010.

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

5.	Property and Equipment

	September 30,	March 31,
	2010	2010

Equipment	$994	$829
Furniture & fixtures	312	$278
Leasehold improvements	140	$140
	1,446	$1,247
Accumulated depreciation	(939)	$(644)
Net Property and Equipment of continuing operations	$506	$603

Net Property and Equipment of discontinued operations	$-	$668

Depreciation expense for the three months ended September 30, 2010 and 2009 was $71 and $90, respectively, and for the six months ended September 2010 and 2009 was $153 and $179, respectively.  Depreciation expense for the three months ended September 30, 2010 and 2009 was $27 and $43, respectively, and for the six months ended September 2010 and 2009 was $27 and $64, respectively for discontinued operations.

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2010	6,187	$2.49
Granted	-	$-
Canceled	-	$-
Exercised	-	$-
Outstanding at September 30, 2010 (unaudited)	6,187	$2.49
Exercisable at September 30, 2010 (unaudited)	5,905	$2.55

No new options were granted for the six months ended September 30, 2010.

The exercise price for options outstanding at September 30, 2010 were as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2010	Price	Value

$0 - $1.00	5.83	2,070	$0.63	$-
$2.00 - $3.00	7.58	2,617	$2.67	$-
$4.00 - $5.00	7.38	1,500	$4.75	$-
	6.95	6,187	$2.49	$-

The exercise price for options exercisable at September 30, 2010 were as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2010	Price	Value

$0 - $1.00	15.01	1,905	$0.65	$-
$2.00 - $3.00	7.56	2,501	$2.68	$-
$4.00 - $5.00	7.38	1,500	$4.75	$-
	9.92	5,905	$2.55	-

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	6 Months Ended	6 Months Ended
	September 30	September 30
	2010	2009

Product development	$4	$6
Sales and marketing	10	14
General and administrative	222	602
	$236	$622

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

NeuMedia, Inc. and Subsidiaries
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

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The following is a summary of assets and liabilities of the discontinued operations as of March 31, 2010 and as of the disposal date of June 21, 2010 and the resulting gain on sale:

	June 21,	March 31,
	2010	2010

Assets
Cash	$641	$1,251
Working Capital, net of cash	1,367	1,501
Property and Equipment, net	591	668
Goodwill and intangibles	15,948	15,955
Net Assets Sold	$18,547	$19,375

Direct costs associated with the sale	1,173
Currency translation adjustment	234
Other	3

	$19,957

Consideration	24,272

Gain on sale, net of taxes	$4,315

8.	Other Intangible Assets

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amount of $86 and $102, respectively, in cost of revenues; and amortization expense in the amount of $19 and $137 respectively, in operating expenses for continuing operations. During the six months ended September 30 2010 and 2009 the Company recorded amortization expense in the amount of $172 and $204 respectively, in cost of revenues; and amortization expense in the amount of $36 and $274 respectively, in operating expenses for continuing operations. During the three months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amount of $26 and $26, respectively, in cost of revenues; and amortization expense in the amount of $40 and $40 respectively, in operating expenses for discontinued operations. During the six months ended September 30 2010 and 2009 the Company recorded amortization expense in the amount of $26 and $52 respectively, in cost of revenues; and amortization expense in the amount of $40 and $81 respectively, in operating expenses for continuing operations.

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of September 30, 2010, the total expected future amortization related to intangible assets for continuing operations was as follows:

	12 Months Ended September 30,
	2011	2012	2013	2014	2015	Thereafter
Software	$259	$259	$259	$259	$21	$-
Customer List	72	$72	$72	$72	72	6
License Agreements	86	$86	7	-	-	-
	$416	$416	$337	$330	$92	$6

9.	Debt

	September 30,	March 31,
	2010	2010

Short Term Debt

Senior secured note, inclusive of accrued interest
net of discount of $0 and $40, respectively	$-	19,749
Deferred purchase consideration inclusive of accrued interest	-	6,333
Equipment Leases inclusive of accrued interest	16	6,333
	$16	$26,082

	September 30,	March 31,
	2010	2010

Long Term Debt

Senior secured note, inclusive of accrued interest,
net of discount of $2,269 and $0, respectively	$300	$-
Secured note, inclusive of accrued interest	3,597	-
Other	7	-
	$3,904	$-

ValueAct Note

As described in Note 7, in connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3.5 million of principal (the “Amended ValueAct Note”).

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Senior Secured Convertible Notes

On June 21, 2010, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes  is limited to the face value of the New Senior Secured Notes  of $2,500 and is being amortized over the term of the New Senior Secured Notes . For the six months ended September 30, 2010, the Company amortized $231 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations

At September 30, 2010,  minimum future obligations through June 21, 2013, including interest, under the New Senior Secured Notes were $8,041 including repayment of the principal.

12 Months Ended September 30,
2011	2012	2013	Thereafter
$-	$1,495	$6,545	$-

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended September 30, 2010 and 2009, the Company incurred management fees under the agreement of $90 and $90 respectively. The payment for the three months ended September 30, 2010 has been partially deferred. For the six months ended September 30, 2010 and 2009, the Company incurred management fees under the agreement of $180 and $180 respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $15 and $26, respectively, for the three months ended September 30, 2010 and 2009, and was $30 and $52, respectively, for the six months ended September 30, 2010 and 2009.

NeuMedia, Inc. and Subsidiaries
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

On August 9, 2010, 500,000 shares of common stock of the Company were issued to a director of the Company, as compensation for services rendered.

12.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

13.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.  Profit from discontinued operations is disclosed net of taxes – these are income taxes currently payable in foreign jurisdictions, primarily the United Kingdom based on revenue derived in that territory. The discontinued operation had taxable income in the quarter which is subject to taxation in the United Kingdom. The tax provision arising from the gain on disposal of discontinued operations is offset against available tax losses.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2010.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of September 30, 2010 and March 31, 2010. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended September 30, 2010 and 2009.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before March 31, 2004.

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded and non-branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended September 30, 2010:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended September 30, 2010
Net sales to unaffiliated customers	343	1,348	386	$2,077

Six Months ended September 30, 2010
Net sales to unaffiliated customers	586	3,513	837	$4,936

Property and equipment, net
at September 30, 2010	428	77	1	$506

Our largest customers accounted for 51% of gross revenues in the period ended September 30, 2010; and 41%  in the period ended September 30, 2009.

NeuMedia, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at September 30, 2010:

Year Ending September 30,
2011	$49
2012	-
2013 and thereafter	-
Total minimum lease payments	$49

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $184 and $292, respectively, for the six months ended September 30, 2010 and  2009.

Other Obligations
As of September 30, 2010, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at September 30, 2010.  Annual payments relating to these commitments at September 30, 2010 are as follows:

Year Ending September 30,	Commitments

2011	$1,865
2012	8
2013	-

Total minimum payments	$1,873

Minimum Guaranteed Royalties

The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of September 30, 2010 were as follows:

Minumum
Guaranteed
Year Ending September 30,	Royalties

2011	$1,200
2012	1,200
2013	1,200
2014	1,200
2015	1,200
2016	1,200
2017	1,200
2018	1,200
2019	900
Total minimum payments	$10,500

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the period ended March 31, 2010. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

SUMMARY OF THE TWISTBOX MERGER

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

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of NeuMedia at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of NeuMedia.  Each Warrant has a five year term.

Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited, a mobile media and marketing company. On June 21, 2010, we sold all of the operating subsidiaries of AMV. Twistbox is a global publisher and distributor of branded and non-branded entertainment content, including images, video, and games, for all mobile platforms and third generation (3G) and pre-fourth generation mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox expects to become a leading player in the rapidly-growing, multibillion-dollar mobile entertainment market.

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

Twistbox currently has content live on more than 100 network operators in 35 countries. Through these relationships, Twistbox has a substantial reach to these operators’ mobile subscribers worldwide.

Twistbox’s end-users are the highly-mobile, digitally-aware 18 to 35 year old demographic. This group is a major consumer of digital entertainment services and commands significant amounts of disposable income. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

RESULTS OF OPERATIONS

	3 months ended	3 months ended	6 months ended	6 months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$2,077	$3,521	$4,936	$7,298
Cost of revenues	1,085	800	1,747	1,821

Gross profit	992	2,721	3,189	5,477
SG&A	2,633	4,033	6,132	7,842
Amortization of intangible assets	19	137	36	274

Operating (loss)	(1,661)	(1,449)	(2,979)	(2,639)
Interest expense, net	(361)	(724)	(1,039)	(1,381)
Other income / (expenses)	(167)	118	(512)	237

(Loss) before income taxes	(2,189)	(2,056)	(4,530)	(3,783)
Income tax provision	(65)	(109)	(133)	(144)

(Loss) from continuing operations	(2,253)	(2,165)	(4,663)	(3,927)
Profit from discontinued operations, net of taxes	-	964	709	1,765
Gain on disposal of discontinued operations, net of taxes	0	-	4,315	-

Net income / (loss)	$(2,253)	$(1,201)	$361	$(2,162)

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.06)	$(0.05)	$(0.12)	$(0.10)
Net loss	$(0.06)	$(0.03)	$0.01	$(0.05)
Basic and Diluted weighted average shares outstanding	35,957	39,863	37,655	39,836

Comparison of the three Months Ended September 30, 2010 and September 30, 2009

Revenues
	Three Months Ended September 30,
	2010	2009
	(In thousands)

Revenues by type:

Services	$341	$533
Content - Games	270	653
Content - Other	1,232	2,215
Advertising	234	120
Total	$2,077	$3,521

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. The decrease in Services revenue in the quarter ended September 30, 2010 is primarily the result of a decrease in the level of development projects undertaken by our technology and development team in the quarter ended September 30, 2010, and the wind-down of a multi-game development agreement with a US based games distributor.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales – the intention is to continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry) and social networks, however this is largely in pre-launch phase. In addition, games sales through our games platform in Germany have declined in the period.

“Content – Other” includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV. The decline in revenue year over year is attributable to several factors: our primary carrier partner has begun a strategic shift in its global approach to on-deck sales including removing support for a range of older handset models – this has resulted in a significant decline in on-deck revenues from this carrier, particularly in larger markets such as the UK and Spain; the restructuring of our Russian operations in the later part of fiscal 2010 – zero revenues in the current quarter compared to $391 in the prior period; sharp declines in revenue in Brazil, partly attributed to difficulty in refreshing content; and lower sales via the distributor in Germany.

“Advertising” includes revenues earned by managing carrier advertising portals, revenues derived from the sale of advertising inventory within our mobile sites, and from the monetization and mediation of traffic through our mobile sites. Building a significant Advertising ecosystem is a key strategic initiative for the Company in fiscal 2011.  The quarter ended September 30, 2010 shows significant growth in our core advertising business which was offset by reductions in carrier portal managed revenues in Spain and ancillary carrier revenue in the UK.

Cost of Revenues
	Three Months Ended September 30,
	2010	2009
	(In thousands)

Cost of revenues:

License fees	$989	$698
Other direct cost of revenues	97	102

Total cost of revenues	$1,085	$800

Revenues	$2,077	$3,521

Gross margin	47.8%	77.3%
License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and therefore over time, license fees have decreased as a result of reductions in the revenue share attributable to several licensed product arrangements, renegotiation of major license agreements resulting in a lower revenue share, and a change in mix towards product for which the rights have been acquired in perpetuity. However, margins in the current quarter are lower than the same quarter in the prior year due to higher games QA and development costs, settlements of disputed shares, initiation costs for several off-deck sales initiatives and higher costs related to advertising platform management. In addition license fees in the prior year quarter benefited from the reversal of previously accrued license fees following resolution with providers.

Operating Expenses
	Three Months Ended September 30,
	2010	2009
	(In thousands)

Product development expenses	$1,060	$1,056

Sales and marketing expenses	453	673

General and administrative expenses	1,120	2,305

Amortization of intangible assets	19	137

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, and while headcount has been reduced from period to period, this has been offset by higher personnel costs and internet connectivity costs.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease year-over-year is the result of cost savings due to headcount reductions and reduced travel.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. Decreased expense in the quarter were the result of lower stock compensation expense ($148), lower personnel costs resulting from headcount reductions and lower legal expenses in the quarter ended September 30, 2010.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction is amortization expense is the result of reduced basis following the impairment write down in the last quarter.

Other Income and Expenses
	Three Months Ended September 30,
	2010	2009
	(In thousands)

Interest and other income/(expense)	$(528)	$(606)

Profit from discontinued operations, net of taxes	$-	$964

Gain on disposal of discontinued operations, net of taxes	$0	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense. Interest costs are lower by $367 due to the significant reduction in debt that occurred in the first quarter of the current fiscal year. This was partly offset by a $111 turnaround in foreign exchange transaction gain/(loss) (($13) loss in the current quarter vs a $98 gain in the same quarter last year), and a charge related to a liability of the subsidiary disposed in the first quarter.
The profit from discontinued operations in the prior year relates to the operations of the subsidiary disposed of in the current year.

Comparison of the Six Months Ended September 30, 2010 and September 30, 2009

Revenues
	Six Months Ended September 30,
	2010	2009
	(In thousands)

Revenues by type:

Services	$871	$856
Content - Games	612	1,601
Content - Other	2,911	4,391
Advertising	542	450
Total	$4,936	$7,298

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. The small increase in Services revenue in the six months ended September 30, 2010 vs the equivalent period in the prior year is the result of additional development projects completed in the first quarter in Germany, partially offset by the wind-down of a multi-game development agreement with a US based games distributor.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales – the intention is to continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry) and social networks, however this is largely in pre-launch phase – this impacted sales to US Carriers in particular, with a decline in US sales of $565.  In addition, games sales through our games platform in Germany have declined steeply in the period, as our carrier partner has experienced quickly moving trends in on-deck sales.

“Content – Other” includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV. The decline in revenue year over year is attributable to several factors: our primary carrier partner has begun a strategic shift in its global approach to on-deck sales including removing support for a range of older handset models – this has resulted in a significant decline in on-deck revenues from this carrier, particularly in larger markets such as the UK and Spain – this trend accelerated in the second quarter; the restructuring of our Russian operations in the later part of fiscal 2010 – zero revenues in the current quarter compared to $833 in the prior period; the restructuring of direct to consumer sales in the US which had contributed $295 of revenues in the prior period;  sharp declines in revenue in Brazil, partly attributed to difficulty in refreshing content; and lower sales due to a new distribution arrangement in Germany.

“Advertising” includes revenues earned by managing carrier advertising portals, revenues derived from the sale of advertising inventory within our mobile sites, and from the monetization and mediation of traffic through our mobile sites. Building a significant Advertising ecosystem is a key strategic initiative for the Company in fiscal 2011.  The six months ended September 30, 2010 saw significant growth in our core advertising business which was offset by reductions in carrier portal managed revenues in Spain and ancillary carrier revenue in the UK.

Cost of Revenues
	Six Months Ended September 30,
	2010	2009
	(In thousands)

Cost of revenues:

License fees	$1,575	$1,643
Other direct cost of revenues	172	177

Total cost of revenues	$1,747	$1,821

Revenues	$4,936	$7,298

Gross margin	64.6%	75.0%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and therefore license fees have decreased as a result of reductions in the revenue share attributable to several licensed product arrangements, renegotiation of major license agreements resulting in a lower revenue share, and a change in mix towards product for which the rights have been acquired in perpetuity. In addition, license fees decreased from the reversal of previously accrued license fees, following resolution of discussions with providers in the first quarter. These first quarter adjustments were partly offset by higher development costs, off-deck initiation fees and advertising platform management costs incurred in the second quarter.

Operating Expenses
	Six Months Ended September 30,
	2010	2009
	(In thousands)

Product development expenses	$2,134	$2,160

Sales and marketing expenses	1,049	1,504

General and administrative expenses	2,949	4,178

Amortization of intangible assets	36	274

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, and while headcount has been reduced from period to period, this has been offset by higher personnel costs and internet connectivity costs.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease year-over-year is the result of cost savings due to headcount reductions and reduced travel.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  Decreased expense in the period was the result of lower stock compensation expense ($777), lower personnel costs resulting from headcount reductions and lower legal expenses in the period.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of reduced basis following the impairment write down in the last quarter.

Other Income and Expenses

	Six Months Ended September 30,
	2010	2009
	(In thousands)

Interest and other income/(expense)	$(1,551)	$(1,144)

Profit from discontinued operations, net of taxes	$709	$1,765

Gain on disposal of discontinued operations, net of taxes	$4,315	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense.  Interest costs were lower by $347 due to the significant reduction in debt that occurred in the first quarter of the current fiscal year. This was offset by a $392 turnaround in foreign exchange transaction gain/(loss) (($170) loss in the current period versus a $222 gain in the same period last year), and charges related to the re-pricing of warrants and to a liability of the subsidiary disposed in the first quarter.
The profit from discontinued operations is the net profit from operations of the subsidiary disposed in the first quarter of the current year.
The gain on disposal of discontinued operations represents the net gain recorded from the sale of the subsidiary during the first quarter.

Financial Condition

Assets
Our current assets related to continuing operations totaled $5.9 million and $5.8 million at September 30, 2010 and March 31, 2010, respectively. Total assets related to continuing operations were $22.5 million and $22.8 million at September 30, 2010 and March 31, 2010, respectively. The decrease in both current and total assets is primarily due to lower receivables balances.

Liabilities and Working Capital
At September 30, 2010, our total liabilities related to continuing operations were $12.3 million, compared to $34.1 million at March 31, 2010.
The change in liabilities was related to the reduction in debt as part of the AMV disposal transaction. The Company had negative working capital of $2.5 million at September 30, 2010 and negative working capital of $28.3 million at March 31, 2010 as a result of the timing of both the reduction in debt and the reclassification of debt from short term to long term, respectively.

Liquidity and Capital Resources
Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed in the most recent several quarters.  The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, further borrowings or further capital raises.

Operating Activities
In the period ended September 30, 2010, we generated $0.5 million of net cash, flowing from the overall profit of $0.4 million as well as increases in accrued license fees of $0.4 million and decreases in accounts receivable of $2.9 million, offset by a $0.5 decrease in accounts payable and other liabilities. In addition there were non-cash stock based compensation and depreciation and amortization amounting to $1.0 million and a non-cash gain on disposal of subsidiary amounting to $4.3 million. Cash was generated from the $2.5 million in proceeds from the new Senior Debt, offset by $1.4 million cash used in investing activities – primarily $0.9 in transaction costs and $0.6 million in cash that remained with the disposed subsidiary.  In the period ended September 30, 2009, we used $3.1 million of net cash. This primarily related to the net loss of $1.0 million, and reductions in accounts payable/accrued license fees/other liabilities of $2.0 million, partially offset by non cash stock based compensation and depreciation and amortization.

As of September 30, 2010, the Company had approximately $2.4 million of cash. The Company’s cash requirements in the future will be dependent on curtailing cash burn due to operational losses, and specific actions taken to improve cash flow, including operational restructuring. We may require additional cash resources for working capital, or due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

As described above, pursuant to the Merger, we issued 10,180,292 shares of NeuMedia common stock as part of the merger consideration in connection with the Merger. Such issuance was made pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act. In addition, also in connection with the Merger, on February 12, 2008, we entered into non-qualified stock option agreements with certain of our directors and officers under the Plan whereby we issued options to purchase an aggregate of 1,700,000 shares of our common stock to Ian Aaron, former Chief Executive Officer of Twistbox and former director of the Company, Russell Burke, Chief Financial Officer of Twistbox and the Company, David Mandell, Executive Vice-President, General Counsel and Corporate Secretary of Twistbox and Patrick Dodd, former Senior Vice President of Worldwide Sales and Marketing of Twistbox, each of whom received an option to purchase 600,000 shares, 350,000 shares, 450,000 shares and 300,000 shares, respectively, of our common stock. The options have a ten-year term and are exercisable at a price of $4.75 per share. The options become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary of the date of grant, and the remaining one-third on the second anniversary of the date of grant. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act.

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

On August 9, 2010, 500,000 shares of common stock of the Company were issued to Paul Schaeffer, a director of the Company, as compensation for services rendered to the Company, including, but not limited to: (i) serving as interim Chief Executive Officer, and (ii) leading and managing negotiations for the Company’s settlement with ValueAct SmallCap Master Fund and others.

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
We believe that improving quality and greater availability of 2.5, 3G and 4G handsets and “smartphones” is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time the direct access to content provided by smartphones is providing challenges to the carriers as their subscribers are go beyond the “walled garden” of their on-deck portals.  As part of this process, carriers and branded content owners are focusing on a small group of publishers that have the ability to provide high-quality mobile content consistently and port it rapidly and cost-effectively to a wide variety of handsets. Additionally, branded content owners are seeking publishers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development and porting technology and has achieved the scale to operate at this level. We also believe that leveraging carrier and content owner relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market and our ability to leverage our distribution and content relationships, as well as to continue to expand. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we generally expect these expenses to decrease as revenues grow. Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues
Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as quality assurance (“QA”), use of short codes, external development costs, billing setup fees, and prizing costs are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin
Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property requires us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For lifestyle business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and lifestyle content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. In the case of Play for Prizes games, this is further impacted by its suitability to “tournament” play and the prizes available. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and QA, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses
Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, porting, quality assurance, carrier certification and deployment of our content, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our content, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, porting and quality assurance of our content. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technology we have developed and better control game delivery. Games development may encompass development of a game from concept through deployment or adaptation or rebranding of an existing game. For acquired content, typically we will receive content from our licensors which must be edited for mobile phone users, combined with other appropriate content, and packaged for end consumers. The process is made more complex by the need to deliver content on multiple carriers’ platforms and across a large number of different handsets.

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

Recent Accounting Pronouncements

See “Note 2 — Recent Accounting Pronouncements ” in the notes to the consolidated financial statements in Part 1, Item 1

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Colombia and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of September 30, 2010, our largest customer (in multiple territories) represented approximately 45% of our gross accounts receivable outstanding.

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

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the second quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2010. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

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

NeuMedia, Inc.

Date: November 22, 2010	By:	/s/ Ray Schaaf
Ray Schaaf
President
(Authorized Officer and Principal Executive Officer)

Date: November 22, 2010
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)