Form 10-Q
period 2010-12-31
NeuMedia, Inc.
filed 2011-02-22
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

On February 22, 2010, there were 36,174,225 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

NEUMEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

Page(s)

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	1

Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended December 31, 2010 and December 31, 2009	2

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2010 and December 31, 2009	4

Notes to Unaudited Consolidated Financial Statements	5-25

NeuMedia, Inc.
(formerly known as Mandalay Media, Inc.)
and Subsidiaries
Unaudited Consolidated Financial Statements
December 31, 2010

Page(s)

Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	1

Consolidated Statements of Operations for the periods ended December 31, 2010 and December 31, 2009	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the period ended December 31, 2010	3

Consolidated Statements of Cash Flows for the periods ended December 31, 2010 and December 31, 2009	4

Notes to Unaudited Consolidated Financial Statements	5-25

NeuMedia, Inc. and Subsidiaries	1
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	March 31,
	2010	2010
	unaudited

ASSETS

Current assets
Cash and cash equivalents	$1,683	$640
Accounts receivable, net of allowances of $201 and $403, respectively	2,593	4,711
Prepaid expenses and other current assets	225	477
Net current assets of discontinued operations	-	7,377

Total current assets	4,501	13,205

Property and equipment, net	443	603
Intangible assets, net	3,402	8,195
Goodwill	6,609	8,155
Net non-current assets of discontinued operations	-	16,623

TOTAL ASSETS	$14,955	$46,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,508	$4,011
Accrued license fees	2,184	1,814
Accrued compensation	376	537
Current portion of long term debt	19	26,082
Other current liabilities	1,880	1,638
Net current liabilities of discontinued operations	-	4,625

Total currrent liabilities	8,967	38,707

Long term debt and convertible debt, net of discount of $2,062 and 0, respectively	4,255	-

Total liabilities	$13,222	$38,707

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 36,174,225 issued and outstanding at December 31, 2010; 39,776,597 issued and outstanding at March 31, 2010;	4	4
Additional paid-in capital	97,396	95,741
Accumulated other comprehensive loss	(285)	(419)
Accumulated deficit	(95,482)	(87,352)

Total stockholders' equity	1,733	8,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,955	$46,781

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	2
Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net revenues	$2,048	$4,029	$6,983	$11,327

Cost of revenues
License fees	1,172	642	2,747	2,286
Other direct cost of revenues	86	102	259	279

Total cost of revenues	1,258	744	3,006	2,565

Gross profit	790	3,285	3,977	8,762

Operating expenses
Product development	929	946	3,063	3,106
Sales and marketing	597	597	1,647	2,101
General and administrative	1,318	2,510	4,266	6,687
Amortization of intangible assets	18	137	54	410
Impairment of goodwill and intangible assets	6,028	-	6,028	-
			-
Total operating expenses	8,890	4,190	15,058	12,304

Loss from operations	(8,100)	(905)	(11,081)	(3,542)

Interest and other income / (expense)
Interest income	-	1	2	8
Interest expense	(358)	(794)	(1,399)	(2,182)
Foreign exchange transaction gain / (loss)	42	17	(127)	237
Other income / (expense)	(30)	1,449	(372)	1,464

Interest and other expense	(346)	673	(1,896)	(473)

Loss from operations before income taxes	(8,446)	(232)	(12,977)	(4,015)

Income tax provision	(45)	(274)	(178)	(418)

Net loss from continuing operations net of taxes	(8,491)	(506)	(13,155)	(4,433)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	-	1,091	709	2,856
Gain on disposal of discontinued operations, net of taxes	-	-	4,315	-

Net income from discontinued operations, net of taxes	-	1,091	5,024	2,856

Net profit / (loss)	$(8,491)	$585	$(8,131)	$(1,577)

Comprehensive income / (loss)	$(8,495)	$583	$(7,995)	$2,904

Basic and diluted net income / (loss) per common share	$(0.23)	$0.01	$(0.22)	$(0.04)
Continuing operations	$(0.23)	$(0.01)	$(0.35)	$(0.11)
Discontinued operations	$-	$0.03	$0.14	$0.07

Weighted average common shares outstanding, basic and diluted	36,174	39,850	37,159	39,836

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Income

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$95,741	$(419)	$(87,352)	$8,074

Net income							2,614	2,614	2,614

Foreign currency translation gain						181		181	181

Stock-based compensation					192			192

Stock voided as part of disposal of subsidiary	(561,798)				(197)			(197)

Stock acquired by company as part of disposal of subsidiary	(3,540,574)				(1,239)			(1,239)

Issuance of convertible debt and associated warrants					2,500			2,500

Repricing of warrants					172			172

Comprehensive income									$2,795

Balance at June 30, 2010	35,674,225	$4	100,000	$100	$97,169	$(238)	$(84,738)	$12,297

Net income							(2,253)	(2,253)	(2,253)

Foreign currency translation loss						(43)		(43)	(43)

Stock-based compensation					44			44

Stock issued for services	500,000				175			175

Comprehensive income									$(2,296)

Balance at September 30, 2010	36,174,225	$4	100,000	$100	$97,388	$(281)	$(86,991)	$10,220

Net income							(8,491)	(8,491)	(8,491)

Foreign currency translation loss						(4)		(4)	(4)

Stock-based compensation					8			8

Comprehensive income									$(8,495)

Balance at December 31, 2010	36,174,225	$4	100,000	$100	$97,396	$(285)	$(95,482)	$1,733

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	4
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	9 Months Ended	9 Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net income/(loss)	$(8,131)	$(1,577)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	(4,315)	-
Depreciation and amortization	538	1,273
Allowance for doubtful accounts	(202)	92
Stock-based compensation	419	1,453
Impairment of goodwill and intangibles	6,028	134
Warrants issued as compensation for services	172	134
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	3,307	563
Prepaid expenses and other current assets	267	(310)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	241	(4,291)
Accrued license fees	370	(14)
Accrued compensation	(161)	(146)
Other liabilities and other items:	348	(466)

Net cash used in operating activities	(1,119)	(3,289)

Cash flows from investing activities

Purchase of property and equipment	(60)	(530)
Transaction costs	(906)	-
Cash remaining with disposed subsidiary	(641)	-

Net cash used in investing activities	(1,607)	(530)

Cash flows from financing activities

Proceeds from new Senior Note	2,500	-

Net cash provided by financing activities	2,500	-

Effect of exchange rate changes on cash and cash equivalents	19	205

Net change in cash and cash equivalents	(207)	(3,614)

Cash and cash equivalents, beginning of period	1,891	5,927

Cash and cash equivalents, end of period	$1,684	$2,313

Supplemental disclosure of cash flow information:

Taxes paid	179	230

The accompanying notes are an integral part of these consolidated financial statements

NeuMedia, Inc. and Subsidiaries	5
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

1.	Organization

NeuMedia, Inc. (“we”, “us”, “our”, the “Company” or “NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its m erger with Twistbox Entertainment, Inc., February 12, 2008 (Note 7).  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc.

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

Twistbox is a global publisher and distributor of branded and non-branded entertainment content, including images, video, and games for all mobile platforms and third generation (3G) and fourth generation (4G) mobile networks.  Twistbox publishes and distributes its content in a number of countries.  Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes mobile rights to global brands and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applica tions to multiple handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content.  Twistbox has distribution agreements with many of the largest mobile operators in the world.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of December 31, 2010 and its res ults of operations for the three months and the nine months ended December 31, 2010 and 2009, respectively. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2010 has been derived from the unaudited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2010 has been derived from the audited consolidated financial statements as of that date.

NeuMedia, Inc. and Subsidiaries	7
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Liquidity

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.   The Company has incurred negative cash flows from operating activities and the majority of the Company’s assets are intangible assets and goodwill, which have been subject to impairment in the current year. In addition, the Company has a deficit in net current assets of $4.5 million at December 31, 2010. On a consolidated basis, the Company has $6.3 million of debt, including accrued interest at December 31, 2010, which becomes due in approximately 30 months, with interest payments on the debt commencing in approximately one year. Within these time frames, the Company will need to rely on generating positive cashflow and/or restructure its financing arrangements, or obtain additional financing. The Company has undertaken a number of specific steps to achieve positive cashflow in the future.

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
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actu al results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on Company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of new handsets, growth of 3G and/or 4G subscribers by carrier, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the C ompany recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

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

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 30	December 30	December 31	December 31
	2010	2009	2010	2009

Potentially dilutive shares	11,900	100	6,597	100

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

Content Provider Licenses

Content Provider License Fees and Minimum Guarantees
The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of longer term content acquisitions, paid in advance and capitalized on our balance sheet as prepaid royalties. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the prepaid royalties. Prepaid purchases for the use of content used only for a defined term are amortized over the term of the agreeme nt.

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, and share of the relevant licensor to evaluate the future realization of future royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, product life cycle status, product development plans, and current and anticipated sales levels, as well as other qualitative factors. To the extent that this evaluation indicates that the remaining future guaranteed royalty pay ments are not recoverable, the Company records an impairment charge to cost of revenues and a liability in the period that impairment is indicated.

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

The Company has adopted the “tested working model” approach to establishing technological feasibility for its products and games. Under this approach, the Company does not consider a product or game in development to have passed the technological feasibility milestone until the Company has completed a model of the product or game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product or game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile m arket; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products and games; the lack of pre-orders or sales history for its products and games; the uncertainty regarding a product’s or game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product or game will be available for sale; and its historical practice of canceling products and games at any stage of the development process.

Product Development Costs
The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $84 and ($85) in the three months ended December 31, 2010 and 2009, respectively and $109 and ($37) in the nine months ended December 31, 2010 and 2009, respectively. Advertising expense for discontinued operations was $0 and $1,427 in the three months ended December 31, 2010 and 2009, respectively and $956 and $5,864 in the nine months ended December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments
As of December 31, 2010 and March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of current portion of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation.
The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $134 in the period ended December 31, 2010 and the foreign currency translation adjustment loss of $161 in the period ended December 31, 2009 have been reported as a component of comprehensive income/loss in the consolidated statements of stockholders’ equity and comprehensive income/loss. Translation gains or losses are shown as a separate compon ent of stockholders’ equity.

Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2010, one major customer represented approximately 35% of our gross accounts receivable outstanding. This customer accounted for 36% of our gross accounts receivable outstan ding as of March 31, 2010. The customer accounted for 49% of our gross revenues in the period ended December 31, 2010; and 40% in the period ended December 31, 2009.

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

In the period ended December 31, 2010, the Company determined that there was an impairment of goodwill, amounting to $1,546. In the year ended March 31, 2010, the Company determined that there was an impairment of goodwill, amounting to $32,694. In the year ended March 31, 2009, the Company determined that there was an impairment of goodwill, amounting to $27,844.  In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including intangible assets subject to amortization, primarily consist of customer lists, license agreements and software that have been acquired, and are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measur ed by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the period ended December 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $4,482.  In the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In the year ended March 31, 2009, the Company determined that there was an impairment of intangible assets, amounting to $3,940. In performing the related valuation analyses the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

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

Preferred Stock
The Company applies the guidance enumerated in FASB ASC  480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with ASC 480-10. All other issuances of preferred stock are subject to the classification and measurement principles of ASC 480-10. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrenc e of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements issued by the FASB or the Securities and Exchange Commission during the three months ended December 31, 2010 or that were issued in prior periods but do not become effective until future periods that in the opinion of  management had, or are expected  to have a material impact on our present or future consolidated financial statements.

3.	Fair Value Measurements

As of December 31, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

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

During the quarter ended December 31, 2010 the Company performed a review of the fair value of goodwill and intangible assets. As a result of this assessment, the Company determined that its' net book value for both goodwill and intangible assets exceeded the implied fair value, resulting in an impairment charge.

The methodology and the impairment are described in Note 8 “Impairment of Goodwill and Other Indefinite-Lived Intangible Assets”.

NeuMedia, Inc. and Subsidiaries	15
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

4.	Accounts Receivable

	December 31	March 31,
	2010	2010

Accounts receivable	$2,794	$5,114
Less: allowance for doubtful accounts	(201)	(403)
Net Accounts receivable of continuing operations	$2,593	$4,711

Net Accounts receivable of discontinued operations	$-	$5,694

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the quarter ended December 31, 2010 and the fiscal year ended March 31, 2010.

5.	Property and Equipment

	December 31,	March 31,
	2010	2010

Equipment	$999	$829
Furniture & fixtures	308	$278
Leasehold improvements	140	$140
	1,447	$1,247
Accumulated depreciation	(1,004)	$(644)
Net Property and Equipment of continuing operations	$443	$603

Net Property and Equipment of discontinued operations	$-	$668

Depreciation expense for the three months ended December 31, 2010 and 2009 was $74 and $87, respectively, and for the nine months ended December 31, 2010 and 2009 was $227 and $266, respectively for continuing operations.  Depreciation expense for the three months ended December 31, 2010 and 2009 was $0 and $34, respectively, and for the nine months ended December 31, 2010 and 2009 was $27 and $86, respectively for discontinued operations.

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2010	6,187	$2.49
Granted	-	$-
Canceled	-	$-
Exercised	-	$-
Outstanding at December 31, 2010 (unaudited)	6,187	$2.49
Exercisable at December 31, 2010 (unaudited)	6,179	$2.49

No new options were granted for the nine months ended December 31, 2010.

The exercise price for options outstanding at December 31, 2010 were as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2010	Price	Value

$0 - $1.00	5.58	2,070	$0.63	$-
$2.00 - $3.00	7.33	2,617	$2.67	$-
$4.00 - $5.00	7.12	1,500	$4.75	$-
	6.69	6,187	$2.49	$-

The exercise price for options exercisable at December 31, 2010 were as follows:

NeuMedia, Inc. and Subsidiaries	17
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2010	Price	Value

$0 - $1.00	5.58	2,062	$0.63	$-
$2.00 - $3.00	7.33	2,617	$2.67	$-
$4.00 - $5.00	7.12	1,500	$4.75	$-
	6.69	6,179	$2.49	-

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	9 Months Ended	9 Months Ended
	December 31	December 31
	2010	2009
Product development	$6	$9
Sales and marketing	14	70
General and administrative	224	1,430
	$244	$1,509

7.	Acquisitions/Purchase Price Accounting/Discontinued Operations

Acquisition - AMV Holding Limited and subsidiaries (Discontinued Operation)

On October 23, 2008, the Company completed an acquisition of 100% of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of Fierce Media Limited. The acquisition was effective on October 1, 2008.

Discontinued Operations

The Company had been negotiating a restructuring of debt with its senior debt holder for some time.  These negotiations were finalized on June 21, 2010.  On that date, the Company signed and closed a number of transactions, which included the sale of AMV. Pursuant to the Agreement, ValueAct Small Cap Master Fund, L.P. (“ValueAct”) and Nate MacLeitch and Jonathan Cresswell (the “AMV Founders”), acting through a newly formed company (“NewCo”), acquired the operating subsidiaries of AMV in exchange for the release of $23,231 of secured indebtedness, which included a release of all amounts due and payable under the secured promissory note in the aggregate principal amount of $5,375 (the “AMV Note”) and all of the amounts due and payable under the the Senior Secured Note, issued by Twistbox, due July 31, 2010, as amended on February 12, 2008 (the “ValueAct Note”) except for $3,500 in principal. In addition, all intercompany balances at that date were cancelled, and all shares of common stock and warrants of the Company held by ValueAct were cancelled. In addition, approximately 3,541 shares of common stock of the Company held by two of the founders of AMV were acquired by the Company.  As of June 30, 2010 the Company accrued $300 to a related party pertaining to the sale of AMV.

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

8.	Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our goodwill and indefinite-lived intangible assets use significant unobservable inputs, including the forecasted future results of the Company that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 3 “Fair Value Measurements.”

A reconciliation of the changes to the Company's carrying amount of goodwill for the period ended December 31, 2010 is as follows:

NeuMedia, Inc. and Subsidiaries	19
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Balance at March 31, 2010	$8,155
Goodwill impairment	(1,546)
Balance at December 31, 2010	$6,609

The Company obtained an appraisal of the fair value of goodwill in the current quarter. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

As a result of the assessment, the Company determined that its net book value exceeded the implied fair value and recorded an impairment charge of $1,546 to write down goodwill. The impairment charge is included in “Impairment of goodwill and intangible assets” within operating expenses in the income statement.  Since the valuation has not been fully completed, the Company has recorded the impairment charge as an estimate.  Any adjustment to the impairment charge as a result of finalizing the valuation will be recognized in the Company's fourth fiscal quarter.

Other Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the period ended December 31, 2010 is as follows:

Balance at March 31, 2010	$8,195
Amortization	$(311)
Impairment charge	$(4,482)
Balance at December 31, 2010	$3,402

The Company obtained an appraisal of the fair value of intangible assets in the current quarter. The Company separately considered a number of valuation methodologies for each intangible asset group. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value and recorded an impairment charge of $4,482 to write down intangible assets. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the income statement. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measur ements and Disclosures” as level 3 inputs.   Since the valuation has not been fully completed, the Company has recorded the impairment charge as an estimate.  Any adjustment to the impairment charge as a result of finalizing the valuation will be recognized in the Company's fourth fiscal quarter.

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended December 31, 2010 and 2009, the Company recorded amortization expense in the amount of $86 and $102, respectively, in cost of revenues and amortization expense in the amount of $18 and $137 respectively, in operating expenses for continuing operations. During the nine months ended December 31, 2010 and 2009 the Company recorded amortization expense in the amount of $259 and $305 respectively, in cost of revenues and amortization expense in the amount of $54 and $410 respectively, in operating expenses for continuing operations. During the three months ended December 31, 2010 and 2009, the Company recorded amortization expense in the amount of $0 and $75, respectively, in cost of revenues and amortization expense in the amount of $0 and $40 respectively, in operating expenses for discontinued operations. During the nine months ended December 31, 2010 and 2009 the Company recorded amortization expense in the amount of $26 and $127 respectively, in cost of revenues and amortization expense in the amount of $40 and $122 respectively, in operating expenses for continuing operations.

NeuMedia, Inc. and Subsidiaries	20
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

As of December 31, 2010, the total expected future amortization related to intangible assets for continuing operations was as follows:

	12 Months Ended December 31,
	2011	2012	2013	2014	2015
Software	$227	$227	$227	$227	$17

9.	Debt

Short Term Debt

Senior secured note, inclusive of accrued interest net of discount of $0 and $40, respectively	$-	19,749
Deferred purchase consideration inclusive of accrued interest	-	6,333
Equipment Leases inclusive of accrued interest	19	-
	$19	$26,082

	December 31,	March 31,
	2010	2010
Long Term Debt

Senior secured note, inclusive of accrued interest,net of discount of $2,062 and $0, respectively	$570	$-
Secured note, inclusive of accrued interest	3,685	-
	$4,255	$-

ValueAct Note

As described in Note 7, in connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3.5 million of principal (the “Amended ValueAct Note”).

Senior Secured Convertible Notes

In addition, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Fund, and ValueAct, and each of the Company and Twi stbox.

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes  is limited to the face value of the New Senior Secured Notes  0;of $2,500 and is being amortized over the term of the New Senior Secured Notes . For the nine months ended December 31, 2010, the Company amortized $438 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations

At December 31, 2010,  minimum future obligations through June 21, 2013, including interest and principal, under the New Senior Secured Notes were $8,041.

12 Months Ended December 31,
2011	2012	2013	Thereafter
$-	$1,678	$6,363	$-

10.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the three months ended December 31, 2010 and 2009, the Company incurred management fees under the agreement of $90 and $90 respectively. The payment for the three months ended September 30 and December 31, 2010 has been partially deferred. For the nine months ended December 31, 2010 and 2009, the Company incurred management fees under the agreement of $270 and $270 respectively.

NeuMedia, Inc. and Subsidiaries	22
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $10 and $26, respectively, for the three months ended December 31, 2010 and 2009, and was $40 and $77, respectively, for the nine months ended December 31, 2010 and 2009.

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

In addition, in connection with the New Senior Secured Notes described in Note 9, on June 21, 2010, each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2010.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of December 31, 2010 and March 31, 2010. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended December 31, 2010 and 2009.  Management believes that with few exceptions, the Company is no l onger subject to income tax examinations by tax authorities for years before March 31, 2004.

14.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded and non-branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended December 31, 2010:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended December 31, 2010 Net sales to unaffiliated customers	13	1,555	479	$2,048

Nine Months ended December 31, 2010 Net sales to unaffiliated customers	596	5,137	1,250	$6,983

Property and equipment, net at December 31, 2010	371	71	1	$443

NeuMedia, Inc. and Subsidiaries	24
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

During the three months ended December 31, 2010 and December 31, 2009, our largest customer accounted for 43% and 39%, respectively, of gross revenues and 49% and 40% of gross revenues for the nine months ended December 31, 2010 and December 31, 2009, respectively.

15.	Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities under noncancelable operating leases expiring in various years through 2011.  Future minimum payments under initial terms of leases at December 31, 2010 are $21.
These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $284 and $500, respectively, for the nine months ended December 31, 2010 and  2009.

Other Obligations
As of December 31, 2010, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at December 31, 2010.  Annual payments relating to these commitments at December 31, 2010 are as follows:

Year Ending December 31,	Commitments

2011	$1,692
2012	4

Total minimum payments	$1,696

Minimum Guaranteed Royalties

The Company has entered into license agreements with various owners of brands and other intellectual property so that it could develop and publish branded products for mobile handsets.

Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual sales. Future minimum royalty payments for those agreements as of December 31, 2010 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties

2011	$1,200
2012	$1,200
2013	$1,200
2014	$1,200
2015	$5,400

Total minimum payments	$10,200

NeuMedia, Inc. and Subsidiaries	25
Notes to Unaudited Consolidated Financial Statements
(all numbers in thousands except per share amounts)

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other t hings, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

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

In connection with a restructuring of the Company’s operations, on February 21, 2011 the Company entered into several agreement with officers and senior management which provide for separation and transition arrangements with some employees and amended employment arrangements for other employees. These agreements will result in reduced expenses for the Company going forward, but do include separation payments and the issuance of new stock options and RSUs which will have a financial impact for the Company in the 4th fiscal quarter.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “NeuMedia” or the “Company” refer to the business and operations of NeuMedia, Inc. (“NeuMedia”) through its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

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

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for NeuMedia common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan (the “Plan”) was assumed by NeuMedia, subject to the same terms and c onditions as were applicable under such Plan immediately prior to the Merger, except that (a) the number of shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of NeuMedia common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, NeuMedia also assumed all unvested Twistbox options. The Merger consideration consisted of an aggregate of up to 12,325,000 shares of NeuMedia common stock, which included the conversion of all s hares of Twistbox capital stock and the reservation of 2,144,700 shares of NeuMedia common stock required for assumption of the vested Twistbox options. NeuMedia reserved an additional 318,772 shares of NeuMedia common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, NeuMedia or any subsidiary of Twistbox or NeuMedia immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-ass essable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct  - also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as define d therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as s et forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and NeuMedia is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

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

On August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”).  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. In addition, also on August 14, 2009, NeuMedia, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was cha nged to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

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

On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,231,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of NeuMedia held by ValueAct were cancelled and all warrants and common stock of NeuMedia held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by N euMedia for a price of $0.02 per share.

The Amended ValueAct Note matures on June 21, 2013 and bears interest at 10% payable in cash semi-annually in arrears on each January 1 and July 1 that the Amended ValueAct Note is outstanding. Twistbox may prepay the Amended ValueAct Note in whole or in part at any time without penalty. Notwithstanding the foregoing, at any time on or prior to January 1, 2012, Twistbox may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to January 1, 2012 be added to the principal due under the Amended ValueAct Note.  In the event of a Fundamental Change (as defined therein) of Twistbox, the holder of the Amended ValueAct Note will have the right for a period of thirty days to require Twistbox to repurchase the Amended ValueAc t Note at a price equal to 100% of the outstanding principal and all accrued and unpaid interest.

Also on June 21, 2010, for purposes of capitalizing NeuMedia, NeuMedia sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, NeuMedia  - may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal du e under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of NeuMedia at a conversion price of US$0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of NeuMedia and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of NeuMedia at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of NeuMedia.  Each Warrant has a five year term.

Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited, a mobile media and marketing company. On June 21, 2010, we sold all of the operating subsidiaries of AMV. Twistbox is a global publisher and distributor of branded and non-branded entertainment content, including images, video, and games, for all mobile platforms and third generation (3G) and fourth generation (4G) mobile networks. Twistbox publishes and distributes its content in over 40 countries representing more than one billion subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio unique to its target demographic (18 to 35 year old) that includes worldwide exclusive (or territory exclusive) mobile rights to global bra nds and content from leading film, television and lifestyle content publishing companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate handset portability for the distribution of images and video; a mobile games development suite that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has leveraged its brand portfolio and platform to secure “direct” distribution agreements with the largest mobile operators in the world, including, among others, AT&T, Hutchinson 3G, O2, MTS, Orange, T-Mobile, Telefonica, Verizon and Vodafone. Twistbox expects to become a leading player in the rapidly-growing, multibillion-dollar mobile entertainment market.

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

RESULTS OF OPERATIONS

	3 months ended	3 months ended	9 months ended	9 months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Revenues	$2,048	$4,029	$6,983	$11,327
Cost of revenues	1,258	744	3,006	2,565
Gross profit	790	3,285	3,977	8,762
SG&A	2,844	4,053	8,976	11,894
Amortization of intangible assets	18	137	54	410
Impairment of goodwill	6,028	-	6,028	-
Operating (loss)	(8,100)	(905)	(11,081)	(3,542)
Interest expense, net	(358)	(793)	(1,397)	(2,174)
Other income / (expenses)	12	1 ,466	(499)	1,701
(Loss) before income taxes	(8,446)	(232)	(12,977)	(4,015)
Income tax provision	(45)	(274)	(178)	(418)
(Loss) from continuing operations	(8,491)	(506)	(13,155)	(4,433)
Profit from discontinued operations, net of taxes	-	1,091	709	2,856
Gain on disposal of discontinued operations, net of taxes	-	-	4,315	-

Net income / (loss)	$(8,491)	$585	$(8,131)	$(1,577)

Comparison of the three Months Ended December 31, 2010 and December 31, 2009

Revenues

	Three Months Ended December 31,
	2010	2009

	(In thousands)
Revenues by type:

Services	$149	$404
Content - Games	242	585
Content - Other	1,285	2,639
Advertising	372	401

Total	$2,048	$4,029

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. Services revenue tends to be project-based, often resulting in significant variances from period to period, dependent on the timing of customers’ projects. The decrease in Services revenue in the quarter ended December 31, 2010 is primarily the result of a decrease in the level of development projects undertaken by our technology and development team in the quarter, and the wind-down of a multi-game development agreement with a US based games distributor.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales. We intend is to continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry), but there are currently much fewer active games in this category compared to the same period in the prior year. An initiative to build games for social networks was soft-launched in the period, but is currently being re-evaluated and may not proceed. In addition, games sales through our games platform in Germany have declined in the period, as a result of an overall decline in our customer’s platform.

“Content – Other” includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV. The decline in revenue year over year is attributable to several factors: Our primary carrier partner has begun a strategic shift in its global approach to on-deck sales including removing support for a range of older handset models – which has resulted in a significant decline in on-deck revenues from this carrier, particularly in larger markets such as the UK and Spain. As the result of the loss of our Russian operations in the later part of fiscal 2010 – we recorded zero revenues in the current quarter compared to $631 in the prior period. We also experienced sharp declines in revenue in Brazil, partly attributed to difficulty in refreshing content; and lower sales via the distributor in Germany.

“Advertising” includes revenues earned by managing carrier advertising portals, revenues derived from the sale of advertising inventory within our mobile sites, and from the monetization and mediation of traffic through our mobile sites. While building a significant Advertising ecosystem is a key strategic initiative for the Company, the quarter ended December 31, 2010 was subject to significant disruption in traffic flow related to our largest provider, resulting in slightly decreased revenues year over year.

Cost of Revenues

	Three Months Ended December 31,
	2010	2009
	(In thousands)

Cost of revenues:

License fees	$1 ,172	$642
Other direct cost of revenues	86	102
Total cost of revenues	$1 ,258	$744

Revenues	$2 ,048	$4,029

Gross margin	38.5%	81.5%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis. Margins in the current quarter are lower than the same quarter in the prior year due to higher games quality assurance and development costs, a higher mix of lower margin advertising sales, and higher minimum royalties related to a renegotiated contract. In addition license fees in the prior year quarter benefited significantly from the reversal of previously accrued license fees following resolution of renegotiations with certain providers.

Operating Expenses

	Three Months Ended December 31,
	2010	2009

	(In thousands)

Product development expenses	$929	$946
Sales and marketing expenses	597	597
General and administrative expenses	1,318	2,510
Amortization of intangible assets	18	137
Impairment of goodwill and intangible assets	6,028	-

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, and while headcount has been reduced from period to period, this has been offset by higher personnel costs and internet connectivity costs.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Sales headcount has largely been steady period to period.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. Decreased expenses in the quarter were the result of sharply lower stock compensation expense ($488 lower) due to the full amortization of the Company’s primary stock options in prior periods, lower accounting fees related to additional audit work carried out in the prior year, and lower legal expenses in the quarter – primarily related to SEC matters and litigation in the prior year.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of reduced basis following the impairment write down in the last quarter.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company.  Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in fiscal 2009 and in fiscal 2010 (booked in the fourth quarter). The Company performed an impairment review for goodwill and intangible assets in the current quarter and as a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $1,546 to write down goodwill and $4,482 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name, and values assigned to customer lists and license agreements.

Other Income and Expenses

	Three Months Ended December 31,
	2010	2009

	(In thousands)

Interest and other income/(expense)	$(346)	$673

Profit from discontinued operations, net of taxes	$-	$1,091

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense. Interest costs are lower by $436 due to the significant reduction in debt that occurred in the first quarter of the current fiscal year. This was completely offset by miscellaneous income of $1,449 recorded in the third quarter of the prior year related to settlements with suppliers and customers.
The profit from discontinued operations in the prior year relates to the operations of the subsidiary disposed of in the current year.

Comparison of the Nine Months Ended December 31, 2010 and December 31, 2009

Revenues
	Nine Months Ended December 31,
	2010	2009

	(In thousands)

Revenues by type:

Services	$974	$1,260
Content - Games	841	2,186
Content - Other	4,253	7,030
Advertising	915	851

Total	$6,983	$11,327

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. Services revenue tends to project-based, often resulting in significant variances from period to period, dependent on the timing of customers’ projects. The decrease in Services revenue for the nine months ended December 31, 2010 is primarily the result of a decrease in the level of development projects undertaken by our technology and development team in the quarter, and the wind-down of a multi-game development agreement with a US based games distributor.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales. We intend to continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry) but there are currently much fewer active games in this category compared to the same period in the prior year. An initiative to build games for  social networks was developed during the period and was soft-launched at the end of the period, but is currently being re-evaluated and may not proceed. In addition, games sales through our games platform in Germany have consistently declined in the period, as a result of an overall decline in our customer’s platfo rm

“Content – Other” includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile TV. The decline in revenue year over year is attributable to several factors: Our primary carrier partner has begun a strategic shift in its global approach to on-deck sales including removing support for a range of older handset models – which has resulted in a significant decline in on-deck revenues from this carrier, particularly in larger markets such as the UK and Spain. This trend accelerated in the second and third quarters. As the result of the loss of our Russian operations in the later part of fiscal 2010, we had virtually no revenues in the current nine month period compared to $1,465 in the prior period. We alos experienced sharp declines in revenue in Brazil a nd other Latin American territories, partly attributed to difficulty in refreshing content. In addition, we experienced lower sales due to a new distribution arrangement in Germany.

“Advertising” includes revenues earned by managing carrier advertising portals, revenues derived from the sale of advertising inventory within our mobile sites, and from the monetization and mediation of traffic through our mobile sites. Building a significant Advertising ecosystem is a key strategic initiative for the Company in fiscal 2011.  The nine months ended December 31, 2010 saw significant growth in our core advertising business in the early part of the period, which was partly offset by reductions ancillary carrier revenue in the UK.

Cost of Revenues

	Nine Months Ended December 31,
	2010	2009

	(In thousands)

Cost of revenues:

License fees	$2,747	$2,286
Other direct cost of revenues	259	279
Total cost of revenues	$3,006	$2,565

Revenues	$6,983	$11,327

Gross margin	57.0%	77.4%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis. Margins in the current nine month period are lower than the same period in the prior year due to higher games quality assurance and development costs, a higher mix of lower margin advertising sales, and higher minimum royalties related to a renegotiated contract. In addition license fees in the prior year benefited from the reversal of previously accrued license fees following resolution of renegotiations with certain providers.

Operating Expenses

	Nine Months Ended December 31,
	2010	2009

	(In thousands)

Product development expenses	$3,063	$3,106

Sales and marketing expenses	1,647	2,101

General and administrative expenses	4,266	6,687

Amortization of intangible assets	54	410

Impairment of goodwill and intangible assets	6,028	-

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

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses.  Decreased expense in the nine month period was the result of sharply lower stock compensation expense ($1,265), largely due to the full amortization of the Company’s primary stock options in prior periods and the expensing in the prior period of stock grants, lower accounting fees related to additional audit work carried out in the prior year, and lower legal expenses in the quarter – primarily related to additional financial reporting for previous years and litig ation in the prior year.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of reduced basis following the impairment write down in the year ended March 31, 2010.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company.  Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in fiscal 2009 and in fiscal 2010 (booked in the fourth quarter). The Company performed an impairment review for goodwill and intangible assets in the current quarter and as a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $1,546 to write down goodwill and $4,482 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name, and values assigned to customer lists and license agreements.

Other Income and Expenses

	Nine Months Ended December 31,
	2010	2009

	(In thousands)

Interest and other income/(expense)	$(1,896)	$(473)

Profit from discontinued operations, net of taxes	$709	$2,856

Gain on disposal of discontinued operations, net of taxes	$4,315	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the AMV Note, foreign exchange transaction gains, and other income/expense.  Interest costs are lower by $783 due to the significant reduction in debt that occurred in the first quarter of the current fiscal year. This was offset by a $368 turnaround in foreign exchange transaction gain/(loss) – a ($128) loss in the current period versus a $240 gain in the same period last year, and charges related to the re-pricing of warrants and to a liability of the subsidiary disposed in the first quarter. In addition, the third quarter of the prior year included a benefit related to settlements with suppliers and customers.
The profit from discontinued operations is the net profit from operations of the subsidiary disposed in the first quarter of the current fiscal year.
The gain on disposal of discontinued operations represents the net gain recorded from the sale of the subsidiary during the first fiscal quarter.

Financial Condition

Assets
Our current assets related to continuing operations totaled $4.5 million and $5.8 million at December 31, 2010 and March 31, 2010, respectively. Total assets related to continuing operations were $15.0 million and $22.8 million at December 31, 2010 and March 31, 2010, respectively. The decrease in both current and total assets is primarily due to lower receivables balances, partly offset by higher cash balances.

Liabilities and Working Capital
At December 31, 2010, our total liabilities were $13.2 million, compared to $34.1 million at March 31, 2010. The change in liabilities was related to the reduction in debt as part of the AMV disposal transaction. The Company had negative working capital of $4.5 million at December 31, 2010 and negative working capital of $28.3 million at March 31, 2010 as a result of the timing of both the reduction in debt and the reclassification of debt from short term to long term, respectively.

Liquidity and Capital Resources
Twistbox has incurred losses and negative annual cash flows since inception. The Company had a deficit in net current assets of $4.5 million at December 31, 2010.

The consolidated financial statements included in this Form 10-Q have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the ability of the Company to stem negative cash flows and achieve profitable operations, while undertaking the satisfaction of its liabilities in the normal course of business. The Company has significantly reduced personnel and other overhead costs over the last year to address a decline in revenues and margins, and is likely to continue to do so in the short term to bring operating expenses to a sustainable level in relation to current revenues.

The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, further borrowings or further capital raises. Assuming there are no further changes in sales and expense trends experienced since the fourth quarter of fiscal 2010, and contemplating the Company’s cost reduction plans, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Operating Activities
In the period ended December 31, 2010, we used $0.2 million of net cash, flowing from the overall loss of $8.1 million (offset by non-cash items including the goodwill and intangibles impairment charge of $6.0 million, gain on disposal of subsidiary amounting to $4.3 million, depreciation and amortization of $0.5 million and stock based compensation charges of $0.4 million), as well as by a $0.2 increase in the allowance for doubtful accounts, while items generating cash included increases in accrued license fees and other liabilities of $0.7 million and decreases in accounts receivable of $3.3 million Cash was also generated from the $2.5 million in proceeds from the new Senior Debt, offset by $1.7 million cash used in investing activities – primarily $0.9 in transaction costs and $0.6 million in cash that remained with the dispose d subsidiary.  In the period ended December  31, 2009, we used $3.6 million of net cash. This primarily related to the net loss of $1.6 million, and reductions in accounts payable/accrued license fees/other liabilities of $4.3 million, partially offset by non cash stock based compensation and depreciation and amortization.

As of December 31, 2010, the Company had approximately $1.7 million of cash. The Company’s cash requirements in the future will be dependent on curtailing cash burn due to operational losses, and specific actions taken to improve cash flow, including operational restructuring. We may require additional cash resources for working capital, or due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in addi tional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Stock Sales and Liquidity
On August 3, 2006, we increased our authorized shares of common stock from 19,000,000 to 100,000,000 and authorized and effectuated a 2.5 to 1stock split of our common stock to increase our outstanding shares from 4,000,000 to 10,000,000. All share and per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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

On October 12, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Management, LLC (“Trinad Management”). Pursuant to the terms of the agreement, Trinad Management purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $100,000. Series A Preferred stockholders are entitled to convert, at their option, all or any shares of the Series A Preferred Stock into the number of fully paid and non-assessable shares of common stock e qual to the number obtained by dividing the original purchase price of such Series A Preferred Stock, plus the amount of any accumulated but unpaid dividends as of the conversion date, by the original purchase price (subject to certain adjustments) in effect at the close of business on the conversion date. The fair value of the 100,000 shares of our common stock underlying the Series A Convertible Preferred Stock was $1.425 per share at the date of grant. Since the value was $0.425 lower than the fair value of our common stock on October 12, 2006, the $42,500 intrinsic value of the conversion option resulted in the reduction of stockholders’ equity for the recognition of a preferred stock dividend and an increase to additional paid-in capital.

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

As described above, pursuant to the Merger, we issued 10,180,292 shares of NeuMedia common stock as part of the merger consideration in connection with the Merger. Such issuance was made pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act. In addition, also in connection with the Merger, on February 12, 2008, we entered into non-qualified stock option agreements with certain of our directors and officers under the Plan whereby we issued options to purchase an aggregate of 1,700,000 shares of our common stock to Ian Aaron, former Chief Executive Officer of Twistbox and former director of the Company, Russell Burke, Chief Financial Officer of Twistbox and the Company, David Mandell, Executive Vice-President, General Counsel and Corporate Secretary of Twistbox and Patrick Dodd, former Senior Vice President of Worldwide Sales and Marketing of Twistbox, each of whom received an option to purchase 600,000 shares, 350,000 shares, 450,000 shares and 300,000 shares, respectively, of our common stock. The options have a ten-year term and are exercisable at a price of $4.75 per share. The options become exercisable over a two-year period, with one-third of the options granted vesting immediately upon grant, an additional one-third vesting on the first anniversary of the date of grant, and the remaining one-third on the second anniversary of the date of grant. The options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securi ties Act.

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

As described above, pursuant to the AMV Acquisition, on October 23, 2008, we entered into a Securities Purchase Agreement with certain investors identified therein, pursuant to which NeuMedia agreed to sell to the investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to the Company of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to Neu Media on or about November 8, 2008.

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

Revenues
The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Twistbox has historically generated and expects to continue to generate the majority of its revenues from mobile phone carriers that market and distribute its content. These carriers generally charge a onetime purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s products to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each product. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of T wistbox’s products through various Internet portal sites or through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that improving quality and greater availability of 2.5, 3G and 4G handsets and “smartphones” is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. However, at the same time the direct access to content provided by smartphones is providing increasing and substantial challenges to the carriers as their subscribers go beyond the “walled garden” of their on-deck portals.  As part of this process, carriers and branded content owners are focusing on a small group of publishers that have the ability to provide high-quality mobile content consistently and port it rapidly and cost-effectively to a wide variety of handsets. Additionally, branded content owners are seeking publishers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development and porting technology and has achieved the scale to operate at this level. We also believe that leveraging carrier and content owner relationships will allow us to stabilize and then grow our revenues without corresponding percentage growth in our infrastructure and operating costs. However, our revenue growth rate will depend significantly on the ability of the carriers to meet the challenges of subscribers having direct access to products (and thus bypassing the carrier deck), and also on continued growth in the mobile content market and our ability to leverage our distribution and content relationships. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to make more effective use of our sales, marketing, development, and general and administrative capabilities to stabilize and then to grow our business. The largest component of our expenses is perso nnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we generally expect these expenses to decrease as revenues grow. Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacte d by new or changed carrier deals, and by changes in the manner that our major carrier partners market our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns. Aside from revenues generated by direct sales to the mobile phone carriers, an increasing proportion of Twistbox’s revenues have been generated from advertising, and the Company is actively investing in this as a strategic initative. As part of this initiative, the Company is seeking to monetize traffic generated from its activities by placing advertising on sites or within content.

Cost of Revenues
Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands, traffic and other intellectual property. In addition, certain other direct costs such as quality assurance (“QA”), use of short codes, external development costs, billing setup fees, and prizing costs are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made t o content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin
Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For lifestyle business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. For advertising busi ness, use of branded content or traffic derived from branded sites requires a royalty payment to the licensors, generally on a revenue share basis. These shares are typically significantly higher than for content sales. For services business the cost of sales may vary significantly, but typically the direct costs will be low – and therefore the direct margin will be high - because we are able to use existing personnel and infrastructure to deliver the service, without incurring incremental costs.  There are multiple internal and external factors that affect the mix of revenues between games, lifestyle content, advertising and services and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. Similarly, if our product mix continues to shift towards advertising, our gross margin would decline, while a shift towards a higher mix for services revenue would see gross margins increase. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as charges for mobile phone short codes, and quality assurance, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses
Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, porting, quality assurance, carrier certification and deployment of our content, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our content, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, porting and quality assurance of our content. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technolog y we have developed and better control game delivery. Games development may encompass development of a game from concept through deployment or adaptation or rebranding of an existing game. For acquired content, typically we will receive content from our licensors which must be edited for mobile phone users, combined with other appropriate content, and packaged for end consumers. The process is made more complex by the need to deliver content on multiple carriers’ platforms and across a large number of different handsets. Overall, we have significantly reduced personnel and therefore overhead costs over the last year so as to address a decline in revenues and margins, and we are likely to continue to do so in the short term to bring operating expenses to a sustainable level in relation to current revenues.

Sales and Marketing. Sales and marketing expenses historically, and our sales and marketing expenses going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to remain stable in the short term, but may increase in absolute terms in the longer term with the growth of our business and as we further promote our content and expand our carrier network.

General and Administrative. Our general and administrative expenses historically, and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We have significantly reduced such expenses across the board by reducing the number of personnel, renegotiating salaries, and by reviewing all external costs for potential reduction or curtailment. We expect that general and administrative expenses will reduce slightly in the short term and then stabilize. Such expenses may increase in absolute terms in the middle to longer term if we hire additiona l personnel and incur costs related to the potential growth of our business. We also have a base level of expenses related to our operation as a public company. While these expenses have been reduced where possible, it is more likely that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and other public company related regulation.

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists and platform, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizab le intangible assets using the straight-line method over their estimated useful lives of three to five years.

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

Recent Accounting Pronouncements

See “Note 2 — Recent Accounting Pronouncements” in the notes to the consolidated financial statements in Part 1, Item 1

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Colombia and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of December 31, 2010, our largest customer (in multiple territories) represented approximately 49% of our gross accounts receivable outstanding.

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

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the third quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

In connection with a restructuring of the Company’s operations:  (a) on February 22, 2011 we entered into (i) a Confidential Separation, Transition and Release Agreement and a Restricted Stock Agreement with Mr. Ray Schaaf (together, the “Schaaf Agreements”), and (b) on February 21, 2011 we entered into (i) a Confidential Separation, Transition and Release Agreement with Mr. Russell Burke (the “Burke Agreement”), and (ii) an Amendment to the Employment Letter Agreement and a Non-Qualified Stock Option Agreement with Mr. James Lefkowitz (together, the “Lefkowitz Agreements”).  The following description of these agreements is qualified in its entirety by the complete copies of these agreements, which are exhibits to this report.

 Pursuant to the Schaaf Agreements, Mr. Schaaf will begin a transition period in his role with the Company that will end on May 9, 2011, during which time Mr. Schaaf’s duties with the Company will be reduced to the level requested by the Company.  At the end of the transition period, if not earlier as determined by the Board, Mr.Schaaf will cease to be our President or an employee of the Company and will resign as a member of our Board of Directors.  Mr. Schaaf will be an “at-will” employee during the transition period.  The Company will pay Mr. Schaaf $45,000 in 3 installments for his services during the transition period, and if Mr. Schaaf does not revoke the transition agreement during the 7 day period after its execution, the Company will issue 300,000 shares of the Company’s common stock to Mr. Schaaf.  The Schaaf Agreements include a mutual, general release, and if Mr. Schaaf does not reaffirm the general release within 21 days of the transition period, the Company will have the right to repurchase the 300,000 shares of the Company’s common stock issued to him.

Pursuant to the Burke Agreement, Mr. Burke will begin a transition period in his role with the Company that will end on September 12, 2011, during which time Mr. Burke will provide the services reasonably requested by the Company, and Mr. Burke will resign as our Chief Financial Officer by no later than March 29, 2011.  The Burke Agreement provides that Mr. Burke will be an “at-will” employee during the transition period and includes a mutual, general release.  The Company will pay Mr. Burke $8,000 per month during the transition period, and if Mr. Burke’s employment by the Company is terminated before the end of the transition period and Mr. Burk reaffirms the general release within 21 days of such termination of employment, the Company will pay Mr. Burke the foregoing monthly amount through the end of the transition period.  In connection with the Burke Agreement, the Company and Mr. Burke have agreed to cancel 300,000 shares underlying an option for 350,000 shares of common stock of the Company previously granted to Mr. Burke, and the Company has granted Mr. Burke an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Subject to the affirmative obligations of Mr. Burke set forth in his agreement and to the general duties owed by an employee to an employer, Mr. Burke will be entitled to engage in other employment during the transition period on a full-time, part-time or consulting basis.

Pursuant to the Lefkowitz Agreements, we amended our employment letter agreement with Mr. Lefkowitz, our Chief Operating Officer, to change his base rate of pay to $5,000 per month and to cancel an option to purchase 500,000 shares of common stock of the Company previously granted to Mr. Lefkowitz in return for a new option to purchase 500,000 shares of common stock of the Company at an exercise price of $0.25 per share.  In addition, we have agreed that Mr. Lefkowitz may provide services on a non-exclusive basis on projects outside of the Company if his activities in those projects do not conflict with his duties or obligations to, and are not otherwise competitive with, the Company.

Item 6.Exhibits.

Exhibit No.	Description

1.1	Certificate of Incorporation. 1

1.2	Bylaws. 1

31.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Russell Burke, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Ray Schaaf, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Russell Burke, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

99.1	Confidential Separation, Transition and Release Agreement with Mr. Ray Schaaf. *

99.2	Restricted Stock Agreement with Mr. Ray Schaaf. *

99.3	Confidential Separation, Transition and Release Agreement with Mr. Russell Burke. *

99.4	Non-Qualified Stock Option Agreement with Mr. Russell Burke. *

99.5	Amendment to the Employment Letter Agreement with Mr. James Lefkowitz. *

99.6	Non-Qualified Stock Option Agreement with Mr. James Lefkowitz. *

* Filed herewith
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NeuMedia, Inc.

Date: February 22, 2011	By:	/s/ Ray Schaff
Ray Schaff
President
(Authorized Officer and Principal Executive Officer)

Date: February 22, 2011
	By:	/s/ Russell Burke
Russell Burke
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)