Form 10-K
period 2011-03-31
NeuMedia, Inc.
filed 2011-07-26
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-10039

NEUMEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4751 Wilshire Boulevard, Third Floor, Los Angeles, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐          No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on September 30, 2010 was $11,809,694.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒          No  ☐

As of July 22, 2011, the Company had  41,670,746 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NeuMedia, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2011

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

On May 11, 2010, Mandalay Media, Inc. merged into its wholly-owned, newly formed subsidiary, NeuMedia Inc. with NeuMedia as the surviving corporation. NeuMedia issued: (1) one new share of common stock in exchange for each share of outstanding common stock of Mandalay Media, Inc. and (2) one new share of preferred stock in exchange for each share outstanding preferred stock of Mandalay Media, Inc. as of May 11, 2010. Preferred and common stock of NeuMedia had the same status and par value as the respective stock of Mandalay Media, Inc. and NeuMedia acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mandalay Media, Inc..

On October 27, 2004, and as amended on December 17, 2004, NeuMedia filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) NeuMedia’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by NeuMedia to fund the expenses of remaining public; (4) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to the holders of record of NeuMedia’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of NeuMedia (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, NeuMedia and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

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

Twistbox is a global publisher and distributor of entertainment content and services primarily focused on enabling the development, distribution and billing of content across mobile networks. Twistbox publishes its content in over 28 countries with distribution representing more than five hundred million subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content from film, television and lifestyle media companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate device management for the distribution and billing of images and video; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified programming and services. Twistbox has leveraged its intellectual property and carrier-class platform to secure direct distribution agreements with the leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, Hutchison’s 3, O2 and Orange.

Twistbox maintains distribution agreements with leading mobile network operators throughout North American, European, Latin America and Asia-Pacific regions that include T-Mobile, Telefonica, America Movil, Hutchison’s 3, O2 and Orange.  Twistbox maintains a global distribution agreement with Vodafone. Through this relationship, in certain markets Twistbox serves as one of Vodafone’s exclusive category portal managers.
Twistbox’s intellectual property encompasses worldwide exclusive, territory exclusive or non-exclusive content licensing agreements that are distributed via mobile applications and services including more than 350 WAP sites, 250 games and 66 mobile TV channels.

In addition to its content publishing business through mobile operators, Twistbox operates a mobile ad network and suite of Direct to Consumer services that are promoted through advertising, as well as from other mobile publishers.  Payments for the Company’s Direct to Consumer services are processed through integration with the Company’s own mobile billing solutions, 3rd party mobile billing aggregators, and credit card processing companies.

Twistbox target customers are the highly-mobile, digitally-aware 18 to 40 year old demographic. This group is a leading consumer of new mobile handsets and represents more than 50% of mobile content consumption revenue globally.  In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

Revenue Model

Twistbox’s revenue model includes pay per-download and a growing base of recurring subscription services.  Video services include daily, weekly and monthly subscriptions to access a specific WAP site or suite of mobile TV channels.  The Company also receives revenues for platform and portal management, carrier development projects, and by licensing its platform to mobile operators and other 3rd party vendors.

Twistbox manages in excess of 500 million advertising impressions monthly.  In turn, Twistbox leverages distribution and traffic to generate revenues from advertising on mobile sites that Twistbox manages on an exclusive and non-exclusisve basis.

Twistbox bills and receives payment directly through mobile operators and billing aggregators that form the majority of its revenue. Billings from mobile operators or billing aggregators comprise more than 50% of the Company’s Gross Revenue.  Twistbox’s Cost of Revenues represents license fees paid to content providers, which currently averages approximately 35%.

Content and Game Development

Twistbox’s production activities currently address over 1,500 handsets, including models manufactured by Apple, Nokia, Motorola, Samsung and Sony Ericsson, with support for iOS and Android devices. Twistbox has created an automated handset abstraction and publishing tools that significantly reduces the time required to “port” and publish games and mobile services across a significant number of these handsets.

Twistbox develops games and applications that work with a number of languages, platforms, and formats, including iOS, Android, J2ME, BREW, DoJa, and Symbian, and localizes its releases in the EFIGS languages (English, French, Italian, German and Spanish). It is actively involved in a number of technical initiatives aimed at enhancing its titles with value-added features, such as multi-player functionality, 3D graphics, and location-based features. In addition to mobile video clips, games, WAP sites, and other entertainment applications, Twistbox is currently focusing its development activities on complementary applications such as in-application billing and technology that enables innovative billing solutions, such as try-before-you-buy, rentals, and virtual goods.

Twistbox intends to acquire additional third-party licenses and to develop new applications through relationships with third-party developers as well as its in-house development staff to assure that it has a steady supply of new content and services to offer its customers.    The Company believes that the market for mobile entertainment should continue to increase as mobile operators continue to roll out their next generation service offerings and advanced handsets offering improvements in billing, data handling capability, graphics resolution and other features.

Publishing

Renux™ is Twistbox’s carrier-class content management and publishing platform developed internally for the deployment and marketing of mobile content and applications. The system has been in operation for over five years and today supports over 350 WAP sites, more than 66 mobile TV channels and 250 games in 18 languages. The Renux™ content management system stores image and video content formatted for all mobile devices, and incorporates a comprehensive metadata format that categorizes the content for handset recognition, programming, marketing and reporting. Twistbox maintains content hosting facilities in Los Angeles, Washington, D.C. and Frankfurt that support the distribution of content across mobile operator networks globally.

RapidPort™

RapidPort™ is Twistbox’s software suite that enables the development and porting of mobile games and applications to over 1,500 different handsets from leading manufacturers including Apple, Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets. The RapidPort™ development platform supports a broad number of wireless device formats including iOS, Android, J2ME, BREW, DoJa and Symbian, and provides localization in over 18 languages. Twistbox has recently enhanced RapidPort™ to include new technology designed to enhance titles with value-added features, such as in-application billing, multi-player and play-for-prizes functionality, 3D graphics and location-based services (LBS).

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

Play-for-Prizes - Competition Goes Mobile ®

The Twistbox Games for-prizes network offers several genres of games in which players compete in daily and weekly skill-based multiplayer tournaments to win prizes. Subscribers can compete in both daily head-to-head and weekly progressive tournaments. The Twistbox Games Play-for-Prizes platform enables unique in-game promotions through carrier-specific campaigns in cooperation with sponsors and advertisers.  On July 25, 2008, Twistbox filed with the United States Patent and Trademark Office a patent application for the Improvements In Skill-Based Electronic Gaming Tournament Play having Serial Number 12/180,405.

WAAT Media Wireless Content Standards Rating Matrix ©

First developed in 2003, and refined over the last several years, Twistbox has developed a proprietary content standards matrix widely known as the “WAAT Media Wireless Content Standards Ratings Matrix©” (the “Ratings Matrix”). The Ratings Matrix has been filed with the Library of Congress’s Copyright Office. It is the globally-accepted content ratings standard for age-verified mobile programming that encompasses language, and content explicitness. The system is licensed on a royalty-free basis by the world’s leading mobile carriers and leading content providers. The Ratings Matrix currently supports 33 ratings levels and incorporates a suite of content validation tools and industry best practices that takes into account country-by-country carrier programming requirements and local broadcast standards.

Distribution

Twistbox distributes its programming and services through on-deck relationships with mobile carriers and off-deck relationships with third-party aggregation, connectivity and billing providers.

  On-Deck

Twistbox’s on-deck services include the programming and provisioning of games and games aggregation, images, videos and mobileTV content and portal management. Twistbox currently has on-deck agreements with more than 100 mobile operators including Vodafone, T-Mobile, Orange, O2, and Telefonica in over 28 countries. Through these on-deck agreements, Twistbox relies on the carriers for both marketing and billing. Twistbox currently reaches over five hundred million mobile subscribers worldwide through these relationships. Its currently deployed programming includes over 350 WAP sites, 250 games and 66 mobile TV channels.

Off-Deck

Twistbox has recently deployed off-deck services that include the programming and distribution of images, videos, chat services and mobile marketing campaigns. Twistbox manages the campaigns directly and maintains billing and connectivity agreements with leading service providers in each territory. In addition, Twistbox maintains an affiliate program that allows for the sales and tracking of Twistbox mobile content by 3rd party publishers, partners and their affiliates.
Mobile Operators (Carriers)

Twistbox currently has a large number of distribution agreements with mobile operators and portals in Europe, North America, and Latin America. Twistbox currently has distribution agreements with more than 70 single territory operators in 28 countries. Twistbox continues to work with new operators and, in the near term, intends to extend its distribution base further into Eastern Europe and South America. The strength and coverage of these relationships is of paramount importance and the ability to support and service them is a vital component in route to the consumer.

Affiliates Program

Twistbox has established an Affiliate Program to market and sell its content off-deck. We believe that this channel offers an attractive secondary channel for consumers wishing to peruse and purchase content in an environment that is more niche focused than some operators’ “walled gardens.”

Sales and Marketing

In order to sell to its target base of carrier and infrastructure customers, Twistbox has built an affiliate sales and marketing team that is localized on a country-by-country basis.  As of March 31, 2011, Twistbox had a workforce of approximately 40 employees and contractors.

Competition

While many mobile marketing companies sell a diversified portfolio of content from ring tones to wall papers and kids programming to adult, Twistbox is focusing on enabling the distribution of programming across platforms where it can manage categories on an exclusive or semi-exclusive basis for a mobile operator. Target markets include age verified programming, games or areas in which Twistbox has exclusive rights to the top one or two brands in a genre.

In the area of mature themed mobile entertainment, Twistbox is a leading enabler of portal management services that safeguard the consumer and mobile operator. The industry trend has been for leading operators to focus on fewer partners and often assign a single company to manage individual categories. We believe that Twistbox’s responsible reputation and the Ratings Matrix combined with its publishing platform and leading brands that maximize revenue, positions it to manage the age-verified category for operators globally.

Twistbox competes with a number of other companies in the mobile publishing industry, including Arvato, Minick, Jamba, Buongiorno, Mobile Streams, and ZED Group. Brands such as Playboy have sought to create their own direct distribution arrangements with network operators. To the extent that such firms continue to seek such relationships, they will compete directly with Twistbox in their respective content segments. While Twistbox competes with many of the leading publishers, its core business is enabling services and platforms for operators and publishers to enhance revenues. In turn, through the management of an operator’s download platform, providing a cross carrier Play4Prizes infrastructure or facilitating in-application billing, Twistbox has become a strategic value added partner to both the mobile operator and publishing communities.

Our direct-to-consumer (D2C) products may have an adverse impact on Twistbox’s business, as these are products that require the acquisition of mobile traffic from 3rd party publishers that may not price their traffic at rates favorable to scale the business in certain countries.

We believe that the principal competitive factors in the market for mobile content and services include carrier relationships, access to compelling content, quality and reliability of content delivery, availability of talented content developers and skilled technical personnel, and financial stability.

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

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV founders, acting through a newly formed company, acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23.2 million of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3.5 million in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the Assets.

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

We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

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

We have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain our current, and develop new, wireless carrier relationships, in both the international and domestic markets;

•	maintain and expand our current, and develop new, relationships with third-party branded and non-branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality products and services that achieve significant market acceptance;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our products and services;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through third-party affiliates and our own mobile ad network;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

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

The development, distribution and sale of mobile products and services, is a highly competitive business. We compete for end users primarily on the basis of “on-deck” or “off-deck” positioning, brand, quality and price. We compete for wireless carriers for “on-deck” placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors for the on-deck distribution channels include Arvato, Minick, Jamba, Buongiorno, Mobile Streams, Player X and Gameloft, and for end-users via our direct-to-consumer off-deck services they include Red Circle (recently acquired by Zamano plc), Playphone, Inc, Jamba (a subsidiary of News Corp), Zero9 S.p.A. and Flycell Inc.  In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks.

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

We currently rely on wireless carriers to market and distribute some of our products and services and thus to generate some of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

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

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, content licensors, and mobile publishers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attract new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

We currently rely on third-party billing aggregators to provide end-users with access to some of our products and services through premium short message system (Premium SMS), WAP billing and other technologies. The loss of, or a change in, any of these significant third-party relationships or the use of mobile billing technologies could reduce the number of transactions initiated by these end-users and thus materially reduce our revenues.

Our off-deck business is dependent upon billing aggregators that use mobile billing technologies to deliver and bill for our products and services. If we were to lose one or more of these relationships, or if there is a material change or limitation in the use of certain billing technologies, we would experience a significant reduction in the number of transactions initiated by end-users and thus material reduction in our revenues.

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

We depend on the continued contributions of our domestic and international senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. Most of our executive officers and key employees are not under employment agreements which means, that their future employment with the Company is uncertain.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Some of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.

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

Any sale of common stock by us in a future offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 56% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. We are in the process of strengthening and testing our system of internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

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

As of July 22, 2011, we had an aggregate of $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 convertible into 16,666,666 shares of our common stock, and warrants to purchase 8,333,333 shares of our common stock. To the extent our outstanding securities convertible and/or exercisable into shares of our common stock are converted and/or exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale into the public market. Sales of such shares of common stock could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

The principal offices of NeuMedia are located at 4751 Wilshire Boulevard, Third Floor, Los Angeles, CA 90010.

The principal offices of our subsidiary Twistbox are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, The WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. In July 2010, the lease expired and the Company entered a month to month lease for a reduced amount of space for $9,000 per month. Twistbox also leases property in Germany and Poland, where it has branch operations.

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

Twistbox’s wholly owned subsidiary WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint in California Superior Court, LA Superior Court seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  The parties have engaged in non-binding mediation.  The parties were not able to settle their dispute.  The litigation is proceeding and WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 22, 2011, the closing price of our common stock was $0.63.

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

	High	Low

Year Ended March 31, 2011
First quarter	$0.40	$0.15
Second quarter	$0.64	$0.20
Third quarter	$0.39	$0.21
Fourth quarter	$0.74	$0.15

Year Ended March 31, 2010
First quarter	$0.91	$0.31
Second quarter	$0.60	$0.39
Third quarter	$0.55	$0.35
Fourth quarter	$0.50	$0.30

Holders

As of July 22, 2011, there were 490 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,000,000	$2.49	0

Equity compensation plans not approved by security holders	3,187,000	$2.49	813,000

Total	6,187,000	$2.49	813,000

Unregistered Sales of Equity Securities

The information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Stock Sales and Liquidity” is incorporated by reference herein. Except as otherwise expressly provided, all of the securities referred to therein were sold in transactions exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 - July 31, 2010	3,540.574	(1)	.02

(1)
These shares were purchased by the Company in connection with the Loan dated June 21, 2010 described in Note 13 to the Company’s financial statements for the fiscal year ended March 31, 2011 included herein.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” beginning on page 7 and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

On October 27, 2004, and as amended on December 17, 2004, NeuMedia filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) NeuMedia’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by NeuMedia to fund the expenses of remaining public; (4) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to the holders of record of NeuMedia’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of NeuMedia (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, NeuMedia and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

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

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and NeuMedia was required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

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

The Merger and the AMV Acquisition both included the issuance of common stock as all or part of the consideration. Based on the trading price of the common stock as of the acquisition dates, the total consideration was approximately $67.5 million for the Merger and approximately $22.2 million for the AMV Acquisition. Subsequent to the Merger and the AMV Acquisition, the average trading price of the common stock decreased significantly. If the decrease in trading price is deemed to “not be temporary in nature”, management expects that an impairment of goodwill and other long lived intangible assets could occur in the future. Other factors affecting management’s estimate of impairment include the current profitability and expected future cash flows from the acquired business.

Company Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited, a mobile media and marketing company. On June 21, 2010, we sold all of the operating subsidiaries of AMV. Twistbox is a global publisher and distributor of entertainment content and services primarily focused on enabling the development, distribution and billing of content across mobile networks. Twistbox publishes and distributes its content in over 28 countries representing more than five hundred million subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content from film, television and lifestyle media companies.  Twistbox has built a proprietary mobile publishing platform that includes: tools that automate device management for the distribution and billing of images and video; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified programming and services. Twistbox has leveraged its intellectual property and carrier-class platform to secure direct distribution agreements with the leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, Hutchinson’s 3, O2 and Orange.

Twistbox maintains distribution agreements with leading mobile network operators throughout North American, European, Latin America and Asia-Pacific regions that include T-Mobile, Telefonica, America Movil, Hutchinson’s 3, O2 and Orange.  Twistbox maintains a global distribution agreement with Vodafone. Through this relationship, in certain markets Twistbox serves as one of Vodafone’s exclusive category portal managers, a portion of which is age-verified.  Twistbox has similar exclusive agreements with other operators in selected territories.
Twistbox’s intellectual property encompasses worldwide exclusive, territory exclusive or non-exclusive content licensing agreements that cover all of its key content genres including lifestyle, glamour, and celebrity news and gossip for U.S. Hispanic and Latin American markets, poker news and information, late night entertainment and casual games.

Twistbox currently has content live on more than 100 network operators in 28 countries. Through these relationships, Twistbox can currently reach over 500 million mobile subscribers worldwide. Its existing content portfolio includes 350 WAP sites, 250 games and 66 mobile TV channels.

In addition to its content publishing business through mobile operators, Twistbox operates a mobile ad network and suite of Direct to Consumer services that are promoted through advertising, as well as from other mobile publishers.  Payments for the Company’s Direct to Consumer services are processed through integration with the Company’s own mobile billing solutions, 3rd party mobile billing aggregators, and credit card processing companies.

Twistbox’s end-users are the highly-mobile, digitally-aware 18 to 35 year old demographic. This group is a major consumer of digital entertainment services and commands significant amounts of disposable income. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

RESULTS OF OPERATIONS

	Year ended	Year ended
	March 31,	March 31,
	2011	2010

Revenues	$9,186	$14,037
Cost of revenues	3,210	3,188

Gross profit	5,976	10,849

SG&A	11,368	14,351
Amortization of intangible assets	54	547
Impairment of goodwill	6,028	38,430

Operating (loss)	(11,474)	(42,479)

Interest expense, net	(1,761)	(3,053)
Other income / (expenses)	(949)	1,650

(Loss) before income taxes	(14,184)	(43,882)
Income tax provision	(224)	(305)

(Loss) from continuing operations	(14,408)	(44,187)

Profit from discontinued operations, net of taxes	809	1,704
Gain on disposal of discontinued operations, net of taxes	4,215	-

Net loss	$(9,384)	$(42,483)

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.38)	$(1.11)
Discontinued operations	$0.13	$0.04
Net loss	$(0.25)	$(1.07)
Basic and Diluted weighted average shares outstanding	37,664	39,837

 Comparison of the Year Ended March 31, 2011 and the Year Ended March 31, 2010

Revenues
	Twelve Months Ended March 31,
	2011	2010

	(In thousands)

Revenues by type:

Services	$1,270	$1,802
Content - Games	1,107	2,536
Content - Other	5,546	8,603
Advertising	1,263	1,096

Total	$9,186	$14,037

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

The revenue decline for Other content is the result of multiple factors. Revenues were impacted by a very challenging European sales environment for our carrier partners and consequently for us. This resulted in lower sales in major territories particularly in the UK, Germany and Spain. Revenues were also affected by the increase in smart phones, which hinder the carriers ability to monetize content revenues effectively. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues
	Twelve Months Ended March 31,
	2011	2010

	(In thousands)

Cost of revenues:

License fees	$2,915	$2,780
Other direct cost of revenues	295	408

Total cost of revenues	$3,210	$3,188

Revenues	$9,186	$14,037

Gross margin	65.1%	77.3%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and therefore license fees have decreased relatively to the decrease in revenue.  In addition, license fees for the twelve months ended March 2010 benefited from the reversal of previously accrued license fees, following resolution of discussions with providers. These one-time adjustments contributed approximately 15% of gross profit in the period.

Operating Expenses

	Twelve Months Ended March 31,
	2011	2010

	(In thousands)

Product development expenses	$3,528	$4,194

Sales and marketing expenses	2,142	2,428

General and administrative expenses	5,698	7,729

Amortization of intangible assets	54	547

Impairment of goodwill and intangible assets	6,028	38,430

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. The decrease in expenses, compared to the prior year, is primarily the result of restructuring during the year resulting in a reduction in employees.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. The decrease year-over-year is the result of cost savings made by headcount reductions, including the closure of our Russian office in fiscal year 2010, as well as reduced travel and entertainment expenses, offset by relocation costs relative to our UK operations from late fiscal year 2010 through most of fiscal year 2011, and the hiring of certain business development personnel.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. Significant savings were made during fiscal year 2011 mostly due to a decrease in stock compensation, but also through headcount reductions and related overheads, as well as lower bad debt expense and legal fees.  Legal fees were also reduced due to a settlement of debt.  Fiscal year 2010 reflected a reduction of expense due to management fees, offset by higher rent expense due to a one-time charge pertaining to the companies leased offices.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company.  Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in the last quarter of both fiscal year’s 2009 and 2010. At March 31, 2010 the Company recorded an impairment charge of $32,694 to write down goodwill and $5,736 to write down intangible assets.  At December 31, 2010, due to a decline in revenues, and market value of its stock, the Company performed an interim impairment review for goodwill and intangible assets in the third quarter of fiscal year 2011. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $1,546 to write down goodwill and $4,482 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name, and values assigned to customer list and license agreements.

Other Income and Expenses

	Twelve Months Ended March 31,
	2011	2010

	(In thousands)

Interest and other (expense)	$(2,710)	$(1,403)

Profit from discontinued operations, net of taxes	$809	$1,704

Gain on disposal of discontinued operations, net of taxes	$4,215	$-

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, the ValueAct Note, financing costs, foreign exchange transaction gains, and other income/expense. The increase in net expense compared to the prior year relates to the reduction in interest expense due to the restructuring of the Value Act Note, offset by the debt discount related to the Senior Secured Note and financing costs pertaining to the settlement of debt for stock.

Financial Condition

Assets

Our current assets related to continuing operations totaled $3.8 million and $5.8 million at March 31, 2011 and March 31, 2010, respectively, while current assets including discontinued operations were $3.8 million and $13.2 million, respectively. Total assets related to continuing operations were $14.2 million and $22.8 million at March 31, 2011 and March 31, 2010, respectively, while total assets including discontinued operations were $14.2 million and $46.8 million, respectively. The decrease in current assets is primarily due to lower accounts receivable balances and prepayments. The decrease in total assets is primarily due to the impairment charge recorded against goodwill and intangibles assets, as well as the movement in accounts receivable and prepayments.

Liabilities and Working Capital

At March 31, 2011, our current and total liabilities related to continuing operations were $7.4 million, compared to $34.0 million at March 31, 2010. Total liabilities including discontinued operations were $7.4 million and $38.7 million, respectively.  The change in liabilities was related to a significant reduction in accrued license fees, due mainly to resolution of discussions with providers, and accrued compensation.  Additionally, debt was reduced due to the restructure of the Value Act Note.  The Company had negative working capital of $3.6 million at March 31, 2011 and $25.5 million at March 31, 2010.

Liquidity and Capital Resources

	Twelve Months Ended March 31,
	2011	2010
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$88	$433
Cash flows used in operating activities	1,909	3,470
Cash flows used in investing activities	1,635	-
Cash flows provided by financing activities	(2,500)	-

Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss has narrowed significantly in fiscal year 2011.

The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities with aggregate proceeds of $16.5 million. In the future, we anticipate that our primary sources of liquidity will be dependent on one or more of the following:

•	restructuring the Company and reducing ongoing operating expenses

•	settling certain payables for shares of the Company’s common stock

•	entering into settlements with two strategic partners that allow the Company to reduce royalty payments

•	seeking to raise additional equity capital

•	seeking strategic acquisitions

See further discussion on the Company’s ability to continue as going concern in Note 2 of the accompanying financial statements located in Item 8 herein.

Operating Activities

In the year ended March 31, 2011, we used $1.0 million of net cash, including an increase in accounts payable and other liabilities of $1.5 million, flowing from the loss excluding impairment charge of $6.0 million, offset by non-cash stock based compensation and depreciation and amortization. In the year ended March 31, 2010, we used $4.0 million of net cash. This primarily related to the net loss excluding impairment charge of $38.4 million, and reductions in accounts payable/accrued license fees/accrued compensation/other liabilities of $3.5 million, partially offset by non-cash stock based compensation and depreciation and amortization included in the net loss.

As of March 31, 2011, the Company had approximately $0.8 million of cash attributed to continuing operations.

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

  Debt obligations include interest payments under the Senior Debt facility, and also under the ValueAct Note. Under both facilities the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount payable at the end of the term. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring in various years through 2012.

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

Stock Sales and Liquidity

In September 2009, the Company granted warrants to purchase 1,200,000 shares of common stock of the Company a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134,000 at the time of issue. In January 2011, the Company amended the warrants to increase the number of shares of common stock underlying the warrants to 1,500,000. The amended warrants are exercisable at $0.25 per share, through September 23, 2014 and were valued at $174,000. In addition and as part of the amended agreement, the Company issued 2,500,000 shares of common stock to the vendor at $0.29 per share. The shares issued were valued at $725,000 at the time of issue.

In June 2010, the Company sold and issued $1.5 million and $1.0 million of Senior Secured Convertible Notes due June 21, 2013 to Trinad Capital Master Fund, Ltd. and the Guber Family Trust, respectively (the “Senior Secured Notes”).  The Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the Senior Secured Notes be added to the principal due under the Senior Secured Notes. The accrued and unpaid principal and interest due on the Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries. The Senior Secured Notes are expressly senior in right of payment to a note that had been outstanding prior to the date on which the Senior Secured Notes were issued and that was amended and restated on such date. Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  Trinad Capital Master Fund, Ltd. and the Guber Family Trust received Warrants with five-year terms to purchase 5,000,000 and 3,333,333 shares of common stock of the Company, respectively.

In connection with the restructuring of the Company described above, on June 21, 2010, 562,000 shares of common stock of the Company held by ValueAct were cancelled, and 3,541,000 shares of common stock of the Company held by certain founders of AMV were acquired by the Company at a price of $0.02 per share.1,770,713 of the repurchased shares were retired and 1,770,287 of the repurchased shares are being held in treasury. In addition, warrants to purchase 2,185,000 shares of common stock of the Company held by ValueAct were cancelled.

In August 2010, the Company issued 500,000 shares of common stock to Paul Schaeffer, a director of the Company.

In September 2010, the Company entered into a consulting agreement pursuant to which the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.39 per share.

In February 2011, the Company issued 300,000 shares of restricted common stock to Ray Schaaf, a former officer and director of the Company, at a purchase price of $0.25 per share.

In February 2011, Russell Burke, our former Chief Financial Officer, agreed to cancel 300,000 shares underlying an option to purchase 350,000 shares of common stock of the Company, and the Company granted Mr. Burke an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

In February 2011, David Mandell, our Corporate Secretary and General Counsel of Twistbox, agreed to cancel 400,000 shares underlying an option to purchase 450,000 shares of common stock of the Company, and the Company granted Mr. Mandell an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

In February 2011, James Lefkowitz, our Chief Operating Officer, agreed to cancel an option to purchase 500,000 shares of common stock of the Company, and the Company granted Mr. Lefkowitz an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

In March 2011, the Company issued an aggregate of 4,800,000 shares of common stock in private placements to (1) a licensor of content to the Company as payment for past due license fees and amounts for related claims, and (2) a service provider to the Company as payment for past services to the Company.

In March 2011, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share to a service provider of the Company as payment for past services to the Company.

In April 2011, the Company issued an aggregate of 497,244 shares of the Company’s common stock in private placements (1) to two former employees of a subsidiary of the Company as a severance payment, and (2) a consultant for services.

In May 2011, the Company issued 150,000 shares of the Company’s common stock to a service provider to the Company as payment for past services to the Company.

In June 2011, the Company issued options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 per share to an advisory board member for consulting services.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market, distribute and/or bill for its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each transaction. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level few companies are capable of. We also believe that leveraging carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, as well as to continue to expand our ability to bill for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

Because many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season, and because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by declines in users visiting carrier portals, new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues

Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as platform and 3rd party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

 Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or content with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses

Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, porting, quality assurance, carrier certification and deployment of our content, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our content, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, porting and quality assurance of our content. For acquired content, typically we will receive content from our licensors which must be edited for use on mobile phones, combined with other appropriate content, and packaged for end consumers. The process is made more complex by the need to deliver content on multiple carriers platforms and across a large number of different handsets.

Sales and Marketing.   Sales and marketing expenses historically, and our sales and marketing expenses going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our business.

General and Administrative.  Our general and administrative expenses historically, and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our operations and, in the near term, additional accounting costs related to our operation as a public company.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force ” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 became effective for the first annual reporting period beginning on or after June 15, 2010, which was our year ended March 31, 2011. The adoption of this standard update did not impact the Company’s consolidated financial statements.

In October 2009, the FASB concurrently issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, which was our year ended March 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning April 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made apart hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of March 31, 2011 because of the material weaknesses described below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2011 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2011 because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management’s annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of March 31, 2011:

Maintenance of Corporate Records and Contracts

Management did not maintain sufficient records of signed and approved records, contracts and board minutes. Board minutes were not always prepared and approved on a timely basis and signed and executed versions were not readily available.  Additionally, management does not have a policy in place to track board minutes to ensure completeness that all board minutes have been prepared.

Management also did not maintain a systematic process for managing and controlling contracts such as corporate governance, financing and employee agreements, signed and executed stock option agreements and amendments, to ensure they are authorized timely and that the financial statement effect is properly recognized in the general ledger.

Financial Close and Reporting Process

Management did not maintain adequate resources to ensure a complete and timely close of the general ledger which resulted in an excessive number of post-closing journal entries.  The post-closing entries included, but were not limited to, entries affecting accruals and liabilities, equity transactions, accounts receivable, amortization of intangible assets and various reclassifications between assets and liabilities.

Management does not believe that any of our annual or interim financial statements issued to-date contain a material misstatement as a result of the aforementioned weaknesses in our internal controls.  However, these material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Our management is in the process of identifying the steps necessary to address the material weaknesses existing as of March 31, 2011 described above, as follows:

(1)	Hiring additional accounting personnel with adequate experience, skills and knowledge to assist in the closing of our financial statements and further segregate duties of financial personnel;

(2)
Documenting, to standards established by senior accounting personnel and the principal accounting officer, the review and analysis and related conclusions with respect to complex, non-routine transactions; and

(3)	Creating policy and guidelines to streamline the corporate reporting process , as well as managing non-routine transactions.

The Company is developing the remediation plans for the material weaknesses identified above. These remediation efforts are expected be implemented during the fiscal year ending March 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers as of July 14, 2011:

Name	Age	Position(s)
James Lefkowitz	52	Chief Operating Officer
David Mandell	50	Executive Vice President, General Counsel of Twistbox and Corporate Secretary of NeuMedia, Inc.
Peter Guber	69	Co-Chairman
Robert S. Ellin	46	Co-Chairman
Paul Schaeffer	64	Director

Biographical information for our directors and executive officers are as follows:

James Lefkowitz.   Mr. Lefkowitz joined the Company as President on June 28, 2007, and was named Chief Operating Officer on October 27, 2009. He is a 20 year entertainment industry veteran with a wide range of experience in law, business, finance, film and television. Mr. Lefkowitz joined NeuMedia from Cantor Fitzgerald (Cantor), where he was managing director of Cantor Entertainment. Prior to Cantor, Mr. Lefkowitz was an agent for eight years at Creative Artists Agency, the premiere talent agency in Hollywood, where he represented actors, writers and directors. He began his career as an attorney at the law firm of Manatt, Phelps, and Phillips in Los Angeles. He subsequently worked for six years as a business affairs executive at Walt Disney Studios and Touchstone Pictures. Mr. Lefkowitz is a graduate of the University of Michigan School of Business Administration and Michigan Law School.

David Mandell.   Mr. Mandell has served as Executive Vice President, General Counsel and Corporate Secretary of Twistbox since June 2006, and was recently appointed Corporate Secretary of NeuMedia. Mr. Mandell is responsible for all corporate governance matters, including those related to all foreign and domestic subsidiaries and affiliated companies. Prior to joining Twistbox, Mr. Mandell was Senior Vice President, Business/Legal Affairs of Gemstar-TV Guide International, Inc. (now ROVI Corporation), which was a NASDAQ publicly traded company that engaged in the development, licensing, marketing, and distribution of products and services for TV guidance and home entertainment needs of TV viewers worldwide. From October 1998 to January 2003, Mr. Mandell served as Vice President, Business/Legal Affairs of Playboy Entertainment Group, Inc., a subsidiary of Playboy Enterprises, Inc., which owns film and television properties (Playboy Films, Playboy TV, Spice Networks), related home video imprints, and online content and gaming operations. Mr. Mandell received a B.A. from the University of Florida and a J.D. from the University of Miami, School of Law.

Peter Guber.  Mr. Guber has served as Co-Chairman of our Board of Directors since August 2007.  Mr. Guber is Chairman and CEO of the multimedia Mandalay Entertainment Group. Prior to Mandalay, Mr. Guber was Chairman and CEO of Sony Pictures Entertainment, Chairman and CEO of Polygram Entertainment, Co-Founder of Casablanca Record & Filmworks and President of Columbia Pictures. Mr. Guber produced or executive produced (personally or through his companies) films that garnered five Best Picture Academy Award nominations (winning for Rain Man) and box office hits that include The Color Purple, Midnight Express, Batman, Flashdance and The Kids Are All Right.  Mr.Guber is the Owner and Co-executive Chairman of the NBA franchise, the Golden State Warriors. He is as a weekly entertainment and media analyst for Fox Business News and a full professor at UCLA. Mr. Guber serves on the board of directors of Demand Media and is Co-Founder of Geek Chic Daily, a daily email newsletter with inside information on technology & apps, video games, comics, TV & film. Mr. Guber is a noted author with works including “Inside The Deep” and “Shootout: Surviving Fame and (Mis)Fortune in Hollywood.” Mr. Guber wrote the cover article for the Harvard Business Review titled, “The Four Truths of the Storyteller” and has also authored op-ed pieces for the New York Times and the San Francisco Chronicle.  Mr. Guber recently released his third book, “Tell To Win - Connect, Persuade, and Triumph with the Hidden Power of Story”, which became a #1 New York Times bestseller.

Robert S. Ellin.    Mr. Ellin has been a member of our Board of Directors and our Co-Chairman since February 2005. Mr. Ellin has more than twenty years of investment and turnaround experience.  Since 2004, he has served as Managing Director and Portfolio Manager of Trinad Capital, an activist hedge fund investing primarily in micro-cap and small-cap publicly traded companies.  Prior to founding Trinad, Mr. Ellin was Founder and President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. He spearheaded world-class investments in ThQ, Inc. (THQI), Grand Toys (GRIN), Forward Industries, Inc. (FORD), Majesco Entertainment (COOL), and iWon.com.  Mr. Ellin also acquired S&S Industries, Inc. the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee.  Prior to Atlantis, he worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin currently sits on the Board of Directors of Atrinsic, Inc. (ATRN), as well as the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California.  Mr. Ellin holds a Bachelor of Arts degree from Pace University.

Paul Schaeffer.   Mr. Schaeffer has served on our Board of Directors since August 2007 as Vice-Chairman.  He is Vice Chairman, Chief Operating Officer and Co-Founder of Mandalay Entertainment. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment, overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. During his tenure, Mr. Schaeffer also had supervisory responsibility for the $105 million rebuilding and renovation of Sony Pictures Studios. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He spent two years as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University. The Company considered Mr. Schaeffer to be a valuable resource when it selected him as a director based on having served for more than 5 years as the Chairman of the Finance Committee, and a member of the Board of Trustees of Childrens Hospital Los Angeles, as well as a member of its Audit Committee, and member of its Compensation Committee and Executive Committee for more than five years.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: (i) one Form 4 report was not timely filed by Peter Guber and the Guber Family Trust with respect to two transactions; (ii) one Form 4 report was not timely filed by Trinad Capital Master Fund, Ltd, Trinad Advisors II, LLC, Trinad Capital L.P., Trinad Management, LLC and Robert Ellin with respect to two transactions; and (iii) two Form 4 reports were not timely filed by David E. Smith with respect to sixteen transactions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal years ended March 31, 2010 and March 31, 2011, for our principal executive officer and two most highly compensated executive officers

Position	Period	Salary	Bonus	Stock (1)	Option	All Other	Total
		($)	($)	($)	($)	($)	($)

Ray Schaaf	Year ended March 31, 2011	285,960	125,000	75,000	-	30,268	516.228
President	Year ended March 31, 2010	105,128	-	-	-	61,363	166,491
James Lefkowitz	Year ended March 31, 2011	226,403	-	-		28,856	255,259
Chief Operations Officer	Year ended March 31, 2010	218,750	37,500	-	-	28,682	284,932
David Mandell	Year ended March 31, 2011	332,600	-	-	-	16,251	348,851
EVP, General Counsel of Twistbox and Corporate Secretary of NeuMedia	Year ended March 31, 2010	269,596		-	-	16,828	286,424

(1)  The amounts in this column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in Note 2 to the Company’sfinancial statements for the fiscal year ended March 31, 2011 included herein.

Mr. Schaaf was appointed as President of the Company on October 27, 2009 following a period of acting in a consulting capacity to the Company. Amounts disclosed as salary represent salary paid in his capacity as President, while amounts disclosed as “All Other” include fees prior to his appointment as President and other benefits paid.

On February 22, 2011 we entered into a Confidential Separation, Transition and Release Agreement and a Restricted Stock Agreement with Mr. Ray Schaaf (together, the “Schaaf Agreements”). Pursuant to the Schaaf Agreements, Mr. Schaaf entered into a transition period in his role with the Company that ended on May 9, 2011.  At the end of the transition period, Mr.Schaaf ceased to be our President and resigned as a member of our Board of Directors.  The Company paid Mr. Schaaf $45,000 in 3 installments for his services during the transition period, and the Company issued 300,000 shares of the Company’s common stock to Mr. Schaaf.

Pursuant to the terms of Mr. Lefkowitz’s employment letter, as amended on February 21, 2011, he is entitled to a base salary of $5,000 per month and was granted options to purchase 500,000 shares of common stock at an exercise price of $0.25 per share upon the cancellation of options to purchase 500,000 shares of common stock previously granted to Mr. Lefkowitz.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT THE PERIOD ENDED MARCH 31, 2011

The following table presents information regarding outstanding options held by certain of our executive officers as of March 31, 2011.

	Option Awards
			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price $	Date
David Mandell	400,000	-		0.25	02/12/2018
David Mandell	50,000	-		4.75	02/12/2018
James Lefkowitz	500,000			0.25	02/20/2014

DIRECTOR COMPENSATION

The following table presents information regarding outstanding compensation paid to our directors during the fiscal year ended March 31, 2011.

Name	Fees Earned or Paid in Cash (1) ($)		Option Awards ($)	All Other Compensation ($)	Total ($)

Paul Schaeffer		$87,500	-	175,000	$262,500
Peter Guber		$-	-	-	$-
Robert Ellin		$-	-	-	$-
Ray Schaaf(1)		$-	-	-	$-
Adi McAbian(2)	$		-	-	$-
 (1) Mr. Schaaf resigned as a member of our Board of Directors on May 9, 2011.
(2) Mr. McAbian resigned as a Member of our Board of Directors on April 27, 2011.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 8, 2011, by (i) each of our current named executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all named executive officers and directors as a group. As of July 8, 2011, there were a total of 41,173,502 shares of common stock outstanding.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage Owned(%)

Robert S. Ellin(3)	20,174,059	48.3%

Peter Guber (4)	16,414,123	31.6%

Spark Capital, L.P. (7)	2,857,144	6.9%

Lyrical Partners, L.P. (11)	2,538,921	6.2%

Vivid Entertainment (5)	2,500,000	6.1%

MPP Holdings LLC (8)	2,300,000	5.8%

Paul Schaeffer (6)	1,400,000	3.4%

James Lefkowitz (9)	537,500	1.3%

David Mandell (10)	630,000	1.5%

All directors and named executive officers as a group (5 individuals)	39,155,682	72.5%

(1) Except as otherwise indicated, the address of each of the following persons is c/o NeuMedia, Inc., 4751 Wilshire Boulevard, Third Floor, Los Angeles, CA 90010.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of July 8, 2011, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Trinad Capital Master Fund, Ltd. is the beneficial owner of 19,574,059 shares of the common stock, which includes (a) 4,293,160 issued and outstanding shares of common stock, (b) 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $2.67 per share, (c) 10,000,000 shares of common stock issuable upon conversion of a convertible note issued by the Company with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd., and (d) 5,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $0.25 per share. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) is deemed the beneficial owner of 19,674,059 shares of the common stock which includes 19,574,059 shares of the common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management LLC, assuming conversion price $1.00 per share.  Trinad Management, LLC disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC is deemed the beneficial owner of 20,174,059 shares of the common stock which includes 19,574,059 shares of the common stock held by Trinad Capital Master Fund, Ltd., 100,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad Management LLC, and options to purchase 500,000 shares of common stock owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Trinad Capital LP (as the owner of 84.53% of the shares of Trinad Capital Master Fund, Ltd. as of June 30, 2010) and Trinad Advisors II, LLC (as the general partner of  Trinad Capital LP), are each deemed the beneficial owner of (a) 3,866,452 shares of common stock (representing 84.53% of the shares of the 4,293,160 shares of the common stock held directly, and not through a derivative security, by Trinad Capital Master Fund, Ltd.), (b) 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $2.67 per share, (c) 10,000,000 shares of common stock issuable upon conversion of a convertible note issued by the Company with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd., and (d) 5,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $0.25 per share.  Trinad Advisors II, LLC disclaims beneficial ownership of the shares of common stock beneficially owned by Trinad Capital LP, except to the extent of its pecuniary interest therein.

Each of the beneficial owners share the power to vote or to direct the vote and to dispose or to direct the disposition of the common stock it or he may be deemed to beneficially own, except that Mr. Ellin has the sole power to vote or to direct the vote and to dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Ellin on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise. The address of each of the beneficial owners is 4751 Wilshire Boulevard, Third Floor, Los Angeles, CA 90010. The information set forth herein is based solely on a Schedule 13D filed by the beneficial owners with the Commission on August 12, 2010.

(4)  The Guber Family Trust (the “Trust”), which Peter Guber serves as a trustee of, is the beneficial owner of 15,914,123 shares of the common stock, which consists of: (a) 5,633,225 issued and outstanding shares of common stock, (b) 280,899 shares of common stock issuable upon exercise of warrants at an exercise price of $2.67 per share, (c) 6,666,666 shares of common stock issuable upon conversion of a convertible note issued by the Company with an aggregate principal amount of $1,000,000, and (d) 3,333,333 shares of common stock issuable upon exercise of warrants at an exercise price of $0.25 per share. Peter Guber disclaims beneficial ownership of the shares of common stock directly and beneficially owned by the Trust, except to the extent of his pecuniary interest therein. Mr. Guber directly owns options to purchase 500,000 shares of common Stock of the Company, which options are fully vested. Mr. Guber, as trustee of the Trust, has the sole power to vote or to direct the vote and dispose or to direct the disposition of 15,914,123 shares of common stock. Mr. Guber shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Guber on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise. The information set forth herein is based solely on a Schedule 13D filed by the beneficial owners with the Commission on August 12, 2010.

(5)  The address of the beneficial owner is 3599 Cahuenga Blvd., 4th Floor, Los Angeles, CA 90068.

(6) Paul & Judy Schaeffer Living Trust is the beneficial owner of 1,400,000 shares of the common stock, which consists of 1,000,000 shares of common stock and 400,000 shares of common stock underlying options. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.  Mr. Schaeffer shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 400,000 shares of common stock underlying the options granted to Mr. Schaeffer on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise.

 (7) Consists of: (i) 2,779,986 shares of common stock held by Spark Capital, (ii) 49,357 shares of common stock held by Spark Founders Fund, and (iii) 27,801 shares of common stock held by Spark Member Fund. Messrs. Dagres, Politi, Miller, Sabet and Conway are the sole managing members of Spark Management, the sole general partner of each of Spark Capital, Spark Member Fund and Spark Founders Fund. Each of Spark Member Fund and Spark Founders Fund invests alongside Spark Capital in investments made by Spark Capital. This information is based solely on a Schedule 13G filed with the Commission on February 21, 2008 by Spark Capital, L.P. (“Spark Capital”), Spark Management Partners, LLC (“Spark Management”), Spark Member Fund, L.P. (“Spark Member Fund”), Spark Capital Founders’ Fund, L.P. (“Spark Founders Fund”), Todd Dagres, Santo Politi, Dennis A. Miller, Bijan R. Sabet and Paul J. Conaway. The address for Spark Capital is 137 Newbury Street, Boston, Massachusetts 02116.

(8) The address of the beneficial owner is 11355 W. Olympic Blvd., Los Angeles, CA 90064.

(9) James Lefkowitz is the beneficial owner of 537,500 shares of the common stock, which consists of 37,500 shares of common stock and 500,000 shares of common stock underlying options. The securities indicated are held directly by Mr. Lefkowitz. Mr. Lefkowitz disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.  Mr. Lefkowitz shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Lefkowitz on February 21, 2011 at an exercise price of $0.25 per share, upon their exercise.

(10) David Mandell is the beneficial owner of 630,000 shares of the common stock, which consists of 60,000 shares of common stock and 570,000 shares of common stock underlying options.

(11) Lyrical Corp. I, LLC, Lyrical Partners, L.P. and Jeffrey Keswin share beneficial ownership of 2,538,921 shares of common stock. The address for the beneficial owners is 405 Park Avenue, 6th Floor, New York, NY 1002. The information set forth herein is based solely on a Schedule 13D filed by the beneficial owners with the Commission on February 14, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NeuMedia

Management Agreement

On September 14, 2006, we entered into a management agreement (the “Management Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad Management will provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We have agreed to pay Trinad Management a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, we shall pay to Trinad Management a termination fee of $1,000,000. For the year ended March 31, 2011 the Company paid management fees under the agreement of $225,000.

In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9,000  per month subsequently reduced to $5,000 per month. Rent expense in connection with this lease was $40,000 for the year ended March 31, 2011.  This lease was terminated in December 2010 when the Company moved to a new location.

Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management.

Senior Secured Convertible Notes

On June 21, 2010, we sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain significant stockholders, comprised of a $1,500,000 New Senior Secured Note sold and issued to Trinad Capital Master Fund and a $1,000,000 New Senior Secured Note sold and issued to the Guber Family Trust (the “Offering”). Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our director Robert Ellin.  Peter Guber, our director, serves as trustee of the Guber Family Trust. The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, NeuMedia  may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of NeuMedia at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of NeuMedia and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of our common stock at an exercise price of $0.25 per share, subject to adjustment.  For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock.  Each Warrant has a five year term.

In connection with the Offering, certain of our significant stockholders, Spark Capital and Lyrical Multi-Manager Fund L.P., have the right to purchase on or prior to July 15, 2010, up to an aggregate of $600,000 of the New Senior Secured Notes purchased by Trinad Capital Master Fund and the Guber Family Trust, upon the same the same terms and conditions described above.

Twistbox

Twistbox engages in various business relationships with its stockholders and officers and their related entities. The significant relationships are as follows:

Loans

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding  debt to ValueAct, with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors, as defined therein, and ValueAct, pursuant to which ValueAct purchased the ValueAct Note in the amount of $16,500,000 and the Warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock.  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share.  Both warrants were scheduled to expire on July 30, 2011. We also entered into a Guaranty with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox is required maintain a cash balance of not less than $2,500,000 at all times and NeuMedia was required to maintain a cash balance of not less than $4,000,000 at all times. ValueAct is one of our greater than 5% stockholders.

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

 On June 21, 2010, NeuMedia sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal. In connection with the Restructure, the ValueAct Note, the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of NeuMedia held by ValueAct were cancelled and all warrants and common stock of NeuMedia held by AMV founders Nate MacLeitch and Jonathan Cresswell, former directors of the Company, were repurchased by NeuMedia for a price of $0.02 per share.

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

Director Independence

Of the three members on our Board of Directors, none of the directors are independent directors based on the listing standards of the NYSE Alternext.

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

The Company subsequently engaged Crowe to complete certain specific audit procedures related to amended historical filings.

Fees

 Aggregate fees for professional services rendered to us by Singer and Crowe for the Years Ended March 31, 2011 and March 31, 2010 were:

	Year Ended March 31, 2011	Year Ended March 31, 2010

Audit fees	137,065	272,674

Audit related fees	-	137,971

Tax fees	-	-

All other fees	-	-

Total	$137,065	$410,645

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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2010 and 2011.

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

(3)Exhibits: See Item 15(b) below.

(b)  The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. 1

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York 1

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. 1

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. 2

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. 2

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. 2

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. 3

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. 4

3.1	Certificate of Incorporation. 2

3.2	Bylaws. 2

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. 5

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. 6

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. 7

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. 8

4.5	Form of Warrant issued to Investors, dated October 23, 2008. 9

4.6	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC. 23

4.7	Form of Warrant issued to Investors, dated June 21, 2010. 25

4.8	Form of Senior Secured Convertible Note due June 21, 213. 25

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. 25

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. 12

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. 5

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. 6

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. 6

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. 7

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. 13

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. 14†

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. 11†

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. 4

10.16
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. 4

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. 4

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. 4

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. 4

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. 4

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. 4

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. 4

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. 4

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. 4†

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. 4†

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. 4†

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. 4†

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. 11†

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. 4†

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. 4†

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. 4†

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. 4†

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. 4†

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. 4†

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. 4†

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. 4

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. 4

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. 4

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. 4

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. 4

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. 4

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. 4

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. 4

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. 4

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. 4

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. 4

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. 4

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. 4

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A 4

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. 4

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. 4

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. 4

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. 4

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. 15

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. 9

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. 9†

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. 9†

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. 9

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. 9

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. 5

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. 16

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.21

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.22†

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.24

10.72
Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. 25

10.73
Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. 25

10.74
Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.25

10.75	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.25

10.76	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.25

10.77	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.25

10.78	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.25

10.79	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.25

10.80
Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.25

10.81
Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.26†

10.82	Confidential Separation, Transition and Release Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.83	Restricted Stock Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.84	Confidential Separation, Transition and Release Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.85	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.86	Amendment to Employment Letter Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.87	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

16.1	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP. 18

16.2	Letter from Grobstein Horwath & Company LLP, dated February 20, 2009. 19

16.3	Letter regarding change in certifying accountant, dated June 4, 2009 from Crowe Horwath, LLP. 20

21	List of Subsidiaries *

31.1	Certification of James Lefkowitz, Principal Executive Officer. *

31.2	Certification of Lisa Lucero, Principal Financial Officer. *

32.1	Certification of James Lefkowitz, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith
† Management contract or compensatory plan or arrangement

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
(22) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on October 14, 2009.
(23) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on November 16, 2009.
(24) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 28, 2010.
(25) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 23, 2010.
(26) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 22, 2011.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeuMedia, Inc.
Dated: July 25, 2011
	By:	/s/ James Lefkowitz
James Lefkowitz
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Co- Chairman of the Board	July 25, 2011
Robert S. Ellin

/s/ Peter Guber	Co-Chairman of the Board	July 25, 2011
Peter Guber

/s/ James Lefkowitz	Chief Operating Officer	July 25, 2011
James Lefkowitz	(Principal Executive Officer)

/s/ Lisa Lucero	Chief Financial Officer, Twistbox	July 25, 2011
Lisa Lucero	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul Schaeffer	Director	July 25, 2011
Paul Schaeffer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. 1

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York 1

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. 1

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. 2

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. 2

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. 2

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. 3

2.8
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. 4

3.1	Certificate of Incorporation. 2

3.2	Bylaws. 2

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. 5

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. 6

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. 7

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. 8

4.5	Form of Warrant issued to Investors, dated October 23, 2008. 9

4.6	Warrant dated September 23, 2008 issued to Vivid Entertainment, LLC. 23

4.7	Form of Warrant issued to Investors, dated June 21, 2010. 25

4.8	Form of Senior Secured Convertible Note due June 21, 213. 25

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. 25

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. 12

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. 5

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. 6

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. 6

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. 7

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. 13

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. 14†

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. 11†

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. 4

10.16
Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. 4

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. 4

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. 4

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. 4

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. 4

 _______________
10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. 4

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. 4

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. 4

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. 4†

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian, dated as of December 31, 2007. 4†

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. 4†

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. 4†

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. 11†

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. 4†

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. 4†

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. 4†

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. 4†

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. 4†

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. 4†

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. 4†

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. 4

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. 4

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. 4

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. 4

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. 4

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. 4

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. 4

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. 4

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. 4

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. 4

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. 4

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. 4

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. 4

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A 4

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. 4

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. 4

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. 4

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. 4

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. 4

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. 4

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. 15

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. 9

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. 9†

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. 9†

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. 9

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. 9

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. 5

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. 16

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.21

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.22†

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.24

10.72
Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. 25

10.73
Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. 25

10.74
Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.25

10.75	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.25

10.76	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.25

10.77	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.25

10.78	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.25

10.79	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.25

10.80
Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.25

10.81
Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.26†

10.82	Confidential Separation, Transition and Release Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.83	Restricted Stock Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.84	Confidential Separation, Transition and Release Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.85	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.86	Amendment to Employment Letter Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.87	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

16.1	Letter regarding change in certifying accountant, dated June 2, 2008 from Raich Ende Malter & Co. LLP. 18

16.2	Letter from Grobstein Horwath & Company LLP, dated February 20, 2009. 19

16.3	Letter regarding change in certifying accountant, dated June 4, 2009 from Crowe Horwath, LLP. 20

21	List of Subsidiaries *

31.1	Certification of James Lefkowitz, Principal Executive Officer. *

31.2	Certification of Lisa Lucero, Principal Financial Officer. *

32.1	Certification of James Lefkowitz, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith
† Management contract or compensatory plan or arrangement

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
(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.
(12) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.
(13) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007.
(14) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(15) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 15, 2008.
(16) Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.
(17) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.
(18) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 2, 2008.
(19) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 23, 2009.
(20) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 4, 2009.
(21) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2009.
(22) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 14, 2009.
(23) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.
(24) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 28, 2010.
(25) Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.
(26) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 22, 2011.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

NeuMedia, Inc. and Subsidiaries

(formerly known as Mandalay Media, Inc.)

Consolidated Financial Statements

March 31, 2011

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Page(s)

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010	F-3

Consolidated Statements of Operations for the years ended March 31, 2011 and March 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the periods ended March 31, 2011 and March 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2011 and March 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7-F-36

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NeuMedia, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeuMedia, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a negative working capital position.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California

July 22, 2011

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	March 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$845	$640
Accounts receivable, net of allowances of $96 and $403, respectively	2,699	4,711
Prepaid expenses and other current assets	296	477
Net current assets of discontinued operations	-	7,377
Total current assets	3,840	13,205

Property and equipment, net	388	603
Intangible assets, net	3,366	8,195
Goodwill	6,609	8,155
Net non-current assets of discontinued operations	-	16,623
TOTAL ASSETS	$14,203	$46,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,807	$4,011
Accrued license fees	1,189	1,814
Accrued compensation	371	537
Current portion of long term debt	115	26,082
Other current liabilities	1,959	1,638
Net current liabilities of discontinued operations	-	4,625
Total currrent liabilities	7,441	38,707

Long term debt and convertible debt, net of discount of $1,856 and 0, respectively	4,144	-
Total liabilities	$11,585	$38,707

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,274,225 issued and outstanding at March 31, 2011; 39,776,597 issued and outstanding at March 31, 2010;	4	4
Additional paid-in capital	99,541	95,741
Accumulated other comprehensive loss	(291)	(419)
Accumulated deficit	(96,736)	(87,352)
Total stockholders’ equity	2,618	8,074
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,203	$46,781

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Net revenues	$9,186	$14,037

Cost of revenues
License fees	2,915	2,780
Other direct cost of revenues	295	408
Total cost of revenues	3,210	3,188
Gross profit	5,976	10,849

Operating expenses
Product development	3,528	4,194
Sales and marketing	2,142	2,428
General and administrative	5,698	7,729
Amortization of intangible assets	54	547
Impairment of goodwill and intangible assets	6,028	38,430
Total operating expenses	17,450	53,328
Loss from operations	(11,474)	(42,479)

Interest and other income / (expense)
Interest income	2	9
Interest expense	(1,763)	(3,062)
Foreign exchange transaction gain / (loss)	(83)	155
Other income / (expense)	(866)	1,495
Interest and other expense	(2,710)	(1,403)
Loss from operations before income taxes	(14,184)	(43,882)

Income tax provision	(224)	(305)
Net loss from continuing operations net of taxes	(14,408)	(44,187)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	809	1,704
Gain on disposal of discontinued operations, net of taxes	4,215	-
Net income from discontinued operations, net of taxes	5,024	1,704
Net loss	$(9,384)	$(42,483)
Comprehensive loss	$(9,256)	$(42,773)

Basic and diluted net income / (loss) per common share	$(0.25)	$(1.07)
Continuing operations	$(0.38)	$(1.11)
Discontinued operations	$0.13	$0.04

Weighted average common shares outstanding, basic and diluted	37,664	39,837

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2009	39,653,125	$4	100,000	$100	$93,918	$(129)	$(44,869)	$49,024

Net Loss							(42,483)	(42,483)	(42,483)

Foreign currency translation						(290)		(290)	(290)

Issuance of common stock as part of compensation, net of forfeitures	123,472	$-			572			572

Deferred stock-based compensation					1,117			1,117

Issuance of warrants to vendor for services rendered					134			134

Comprehensive loss									$(42,773)

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$95,741	$(419)	$(87,352)	$8,074

Net loss							(9,384)	(9,384)	(9,384)

Foreign currency translation						128		128	128

Deferred stock-based compensation					251			251

Issuance of common stock as part of compensation	300,000				75			75

Stock voided as part of disposal of subsidiary	(561,798)				(197)			(197)

Stock acquired by company as part of disposal of subsidiary	(3,540,574)				(1,239)			(1,239)

Issuance of convertible debt and associated warrants					2,500			2,500

Repricing of options					113			113

Issuance of warrants to vendor for services rendered					76			76

Repricing of warrants					172			172

Stock issued for services	5,300,000				2,049			2,049

Comprehensive loss									$(9,256)

Balance at March 31, 2011	41,274,225	4	100,000	100	99,541	(291)	(96,736)	2,618

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,384)	$(42,483)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	(4,215)	-
Depreciation and amortization	638	1,612
Amortization of debt discount	644	-
Allowance for doubtful accounts	(307)	229
Stock-based compensation	326	1,689
Impairment of goodwill and intangibles	6,028	38,430
Warrants issued as compensation for services	76	134
Repricing of options	113	-
Repricing of warrants	172	-
Stock issued for services	2,049	-
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	3,303	38
Prepaid expenses and other current assets	160	400
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(497)	(3,849)
Accrued license fees	(625)	(996)
Accrued compensation	(166)	(70)
Other liabilities and other items	(224)	1,396
Net cash used in operating activities	(1,909)	(3,470)

Cash flows from investing activities

Purchase of property and equipment	(88)	(433)
Transaction costs	(906)	-
Cash remaining with disposed subsidiary	(641)	-
Net cash used in investing activities	(1,635)	(433)

Cash flows from financing activities

Proceeds from new convertible debt	2,500	-
Net cash provided by financing activities	2,500	-

Effect of exchange rate changes on cash and cash equivalents	(2)	(133)

Net change in cash and cash equivalents	(1,046)	(4,036)

Cash and cash equivalents, beginning of period	1,891	5,927

Cash and cash equivalents, end of period (2010 $1,247 included in assets held for sale)	$845	$1,891

Supplemental disclosure of cash flow information:

Taxes paid	$226	$1,208
Interest paid	$1,763	$3,063

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Notes to Audited Consolidated Financial Statements

(all numbers in thousands except per share amounts)

1.	Organization

NeuMedia, Inc. (“we”, “us”, “our”, the “Company” or “NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (Mediavest), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008 (Note 7).  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc.  On May 21, 2010 the Company changed its name to NeuMedia, Inc.

Twistbox is a global publisher and distributor of branded entertainment content and services primarily focused on enabling the development, distribution and billing of content across mobile networks.  Twistbox publishes and distributes its content in a number of countries.  Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes mobile rights to global brands and content from film, television and lifestyle media companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate device management for the distribution and billing of images and video; a mobile games development and distribution platform that automates the porting of mobile games and applications to multiple handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content.  Twistbox has distribution and service agreements with many of the largest mobile operators in the world.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

On May 10, 2010, an administrator was appointed over AMV Holding Limited in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries are considered to be a discontinued operation. AMV and its subsidiaries were subsequently disposed, as set out in Note 8 below.

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

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV Founders, acting through a newly formed company, acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23,231 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3,500 in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the Assets. See Note 8 for further discussion on the discontinued operations.

2.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has losses from operations, negative cash flows from operations, and current liabilities exceed current assets. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	restructure the Company and reduce ongoing operating expenses

•	settled certain payables for shares of the Company’s common stock

•	entered into settlements with two strategic partners that allow the Company to reduce royalty payments

•	seeking to raise additional equity capital

•	seeking strategic acquisitions

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

3.	Summary of Significant Accounting Policies

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing material and software in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV), developing and maintaining carrier platforms, mobile advertising, and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

A perpetual license gives an end user the right to use the product, image or game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the product, image or game on the registered handset for a limited period of time, ranging from a few days to as long as one month.

The Company either markets and distributes its products directly to consumers, or distributes products through mobile telecommunications service providers (“carriers”), in which case the carrier markets the product, images or games to end users. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscription licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all transactions.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data on a one to two month lag. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of newer and more advanced handsets, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Potentially dilutive shares	11,992	100

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

Minimum Guarantee License Fees

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

Content Acquired

Amounts paid to third party content providers as part of an agreement to make content available to the Company for a term or in perpetuity, without a revenue share, have been capitalized and are included in the balance sheet as prepaid expenses. These balances will be expensed over the estimated life of the content acquired.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $116 and ($485) in the years ended March 31, 2011 and 2010, respectively. Advertising expense for discontinued operations was $956 and $7,018 in the years ended March 31, 2011 and 2010, respectively.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Fair Value of Financial Instruments

As of March 31, 2011 and March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation.

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain (loss) of $128 in the year ended March 31, 2011 and ($290) in the year ended March 31, 2010 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2011, one major customer represented approximately 43 % of our gross accounts receivable outstanding, and 36% of gross accounts receivable outstanding as of March 31, 2010. This customer accounted for 49% of our gross revenues in the year ended March 31, 2011; and 44% in the year ended March 31, 2010.

Property and Equipment

Property and equipment is stated at cost.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 5 years for other assets.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

In the year ended March 31, 2010, the Company determined that there was an impairment of goodwill, amounting to $32,694.  In the year ended March 31, 2011, the Company determined that there was an impairment of goodwill, amounting to $1,546. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 8 below.

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

In the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets,  amounting to $4,482. In the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force ” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 became effective for the first annual reporting period beginning on or after June 15, 2010, which was our year ended March 31, 2011. The adoption of this standard update did not impact the Company’s consolidated financial statements.

 In October 2009, the FASB concurrently issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This new guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, which was our year ended March 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

New Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning April 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

4.	Fair Value Measurements

 The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.  The Company determined the fair value of the warrants issued to be a $223, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5.01 years, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 75%.

At March 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

(in thousands)	Total	Level 1	Level 2	Level 3

Stock warrant - derivative liability	(223)	-	(223)	-

The stock warrant –derivative liability is included in other current liabilities in the accompanying consolidated balance sheet, and is discussed further at Note 12.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Measured at Fair Value on A Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair value hierarchy (as described above) as of March 31, 2011, for which a nonrecurring change in fair value has been recorded during the year ended March 31, 2011.

	Carrying value at March 31, 2011				Cumulative losses
(in thousands)	Total	Level 1	Level 2	Level 3	as of March 31, 2011

Goodwill and other intangible assets	9,975	-	-	9,975	68,770

	Carrying value at March 31, 2010				Cumulative losses
(in thousands)	Total	Level 1	Level 2	Level 3	as of March 31, 2010

Goodwill and other intangible assets	16,350	-	-	16,350	62,742

Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to goodwill and intangible assets that were acquired in connection with an acquisition. Losses of $62,742 and $68,770 represent the cumulative impairment charge related to these intangible assets recorded in fiscal years 2010 and 2011, respectively. The fair value of these intangible assets was calculated based on the methods and criteria described in Note 7 – Goodwill.

The Company performs a review of the fair value of goodwill and intangible assets. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

5.	Accounts Receivable

	March 31,	March 31,
	2011	2010

Billed	$1,523	$2,567
Unbilled	1,272	2,547
Less: allowance for doubtful accounts	(96)	(403)
Net Accounts receivable of continuing operations	$2,699	$4,711

Net Accounts receivable of discontinued operations	$-	$5,694

The Company had no significant write-offs or recoveries during the years ended March 31, 2011 and March 31, 2010.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

6.	Property and Equipment

	March 31,	March 31,
	2011	2010

Equipment	$1,006	$829
Furniture & fixtures	328	$278
Leasehold improvements	140	$140
	1,474	$1,247
Accumulated depreciation	(1,086)	$(644)
Net Property and Equipment of continuing operations	$388	$603

Net Property and Equipment of discontinued operations	$-	$668

Depreciation expense for the years ended March 31, 2011 and 2010 was $291 and $354, respectively for continuing operations and $27 and $141 for discontinued operations.

7.	Description of Stock Plans

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

On February 12, 2008, the Company amended the Plan to increase the number of shares of our common stock that may be issued under the Plan to 7,000 shares and on March 7, 2008, amended the Plan to increase the maximum number of shares of the Company’s common stock with respect to which stock rights may be granted in any fiscal year to 1,100 shares. All other terms of the plan remain in full force and effect.

Option Plans

The following table summarizes options granted for the years ended March 31, 2011 and 2010:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2009	6,960	$2.52
Granted	-	$-
Canceled	(773)	$2.76
Exercised	-	$-
Outstanding at March 31, 2010	6,187	$2.49
Granted	-	$-
Canceled	-	$-
Exercised	-	$-

Outstanding at March 31, 2011	6,187	$1.79
Excercisable at March 31, 2011	6,182	$1.79

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

In February 2011, a former officer of the Company, agreed to cancel 300,000 shares underlying an option to purchase 350,000 shares of common stock of the Company, and the Company granted an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company determined the fair value of the options issued to be $37, using the Black-Scholes option pricing model and the following assumptions:  expected life of 6.98 years, a risk free interest rate of 2.99%, a dividend yield of 0% and volatility of 75%.

 In February 2011, an officer of the Company, agreed to cancel 400,000 shares underlying an option to purchase 450,000 shares of common stock of the Company, and the Company granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the fair value of the options issued to be $50, using the Black-Scholes option pricing model and the following assumptions:  expected life of 6.98 years, a risk free interest rate of 2.99%, a dividend yield of 0% and volatility of 75%.

In February 2011, an officer of the Company, agreed to cancel an option to purchase 500,000 shares of common stock of the Company, and the Company granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the fair value of the options issued to be $26, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 75%.

The exercise price for options outstanding at March 31, 2011 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outsanding	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2011	Price	Value

$0 - $1.00	5.29	3,270	$0.49	$508,554
$2.00 - $3.00	7.19	2,117	$2.67	$-
$4.00 - $5.00	6.88	800	$4.75	$-
	6.15	6,187	$1.79	$508,554

The exercise price for options exercisable at March 31, 2011 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2011	Price	Value

$0 - $1.00	5.29	3,265	$0.49	$508,554
$2.00 - $3.00	7.19	2,117	$2.67	$-
$4.00 - $5.00	6.88	800	$4.75	$-
	6.15	6,182	$1.79	508,554

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Stock Plans

A summary of the status of the Company’s nonvested shares as of March 31, 2011 and 2010 pursuant to the Plan, and changes during the years ended March 31, 2011 and 2010 is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at March 31, 2009	498,767	$0.85
Granted	309,326	$0.79
Vested	778,609	$0.84
Exercised	29,484	$0.85
Nonvested at March 31, 2010	-	$-
Granted	5,600,000	$0.38
Vested	5,600,000	$0.38
Exercised	-	$-
Nonvested at March 31, 2011	-	$-

Cumulative forfeited	(218,379)	$0.61

As of March 31, 2011, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the year ended March 31, 2011 was $2,100, and $0 was forfeited to cover individual tax withholdings. The total fair value of shares vested during the year ended March 31, 2010 was $652, and $80 was forfeited to cover individual tax withholdings.

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Product development	$7	$12
Sales and marketing	$19	$80
General and administrative	$413	$1,677
	$439	$1,769

Stock Options Forfeited	$-	$(80)

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

8.	Discontinued Operations

 The Company had been negotiating a restructuring of debt with its senior debt holder for some time.  These negotiations were finalized on June 21, 2010.  On that date, the Company signed and closed a number of transactions, which included the sale of AMV. Pursuant to the Agreement, ValueAct Small Cap Master Fund, L.P. (“ValueAct”) and Nate MacLeitch and Jonathan Cresswell (the “AMV Founders”), acting through a newly formed company, acquired the operating subsidiaries of AMV in exchange for the release of $23,231 of secured indebtedness, which included a release of all amounts due and payable under the secured promissory note in the aggregate principal amount of $5,375 (the “AMV Note”) and all of the amounts due and payable under the the Senior Secured Note, issued by Twistbox, due July 31, 2010, as amended on February 12, 2008 (the “ValueAct Note”) except for $3,500 in principal, which is due in one lump sum principal payment on June 21, 2013. In addition, all intercompany balances at that date were cancelled, and all shares of common stock and warrants of the Company held by ValueAct were cancelled. In addition, approximately 3,541 shares of common stock of the Company held by two of the founders of AMV were acquired by the Company.  As of June 30, 2010 the Company accrued $300 to a related party pertaining to the sale of AMV.

 In accordance with FASB ASC 205-20, Discontinued Operations, the operating results and net assets and liabilities related to AMV were reclassified as of June 21, 2010 and reported as discontinued operations in the accompanying consolidated financial statements.

In accordance with FASB ASC 360, Property, Plant and Equipment, the Company recorded a gain of $3.5 on the sale of AMV.

 The following is a summary of assets and liabilities of the discontinued operations as of March 31, 2010 and as of the disposal date of June 21, 2010 and the resulting gain on sale:

	June 21,	March 31,
	2010	2010
Assets
Cash	$641	$1,251
Working Capital, net of cash	1,536	1,501
Property and Equipment, net	591	668
Goodwill and intangibles	15,948	15,955
Net Assets Sold	$18,716	$19,375

Direct costs associated with the sale	1,173
Currency translation adjustment	234
Other	5

	$20,128

Consideration	24,343

Gain on sale, net of taxes	$4,215

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the years ended March 31, 2011 and 2010 was as follows:

Balance at March 31, 2009	$55,833
Goodwill attributable to discontinued operations	(14,984)
Goodwill impairment	(32,694)
Balance at March 31, 2010	8,155
Goodwill impairment	(1,546)
Balance at March 30, 2011	$6,609

The Company normally performs its annual review of the fair value of goodwill in the fourth quarter of each fiscal year, however, due to a decline in revenue and share price, the Company performed an interim review in the third quarter of fiscal year 2011. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $1,546 to write down goodwill. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

9.	Other Intangible Assets

A reconciliation of the changes to the Company’s carrying amount of intangible assets for the year ended March 31, 2011 and 2010 was as follows:

	Amortizable	Unamortizable	Total
	Intangible Assets	Intangible Assets	Intangible Assets

Balance at March 31, 2009	$6,297	$9,824	$16,121
Amortization	(1,219)	-	(1,219)
Intangibles attributable to discontinued operations	(237)	(734)	(971)
Impairment of intangibles	(3,137)	(2,599)	(5,736)
Balance at March 31, 2010	1,704	6,491	8,195
Amortization	(347)	-	(347)
Impairment of intangibles	(464)	(4,018)	(4,482)
Balance at March 31, 2011	$893	$2,473	$3,366

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

The Company performed its annual review of the fair value of intangible assets in the third quarter of fiscal 2011. The Company separately considered a number of valuation methodologies for each intangible asset group. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $4,482 to write down intangible assets. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

The components of intangible assets as at March 31, 2011 and 2010 were as follows:

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net
	(in thousands)

Software	$1,611	$(718)	$893
Trade name / Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,381)	$3,366

	As of March 31, 2010
		Accumulated
	Cost	Amortization	Net
	(in thousands)

Software	$1,611	$(490)	$1,121
Trade name / Trademark	6,491	-	6,491
Customer list	1,548	(1,166)	382
License agreements	579	(378)	201
	$10,229	$(2,034)	$8,195

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended March 31, 2011 and 2010, the Company recorded amortization expense for continuing operations in the amount of $295 and $408, respectively, in cost of revenues; and amortization expense in the amount of $54 and $547 respectively, in operating expenses. During the years ended March 31, 2011 and 2010 the Company recorded amortization expense for discontinued operations in the amount of $26 and $104, respectively, in cost of revenues; and amortization expense in the amount of $40 and $162, respectively, in operating expenses.

Based on the amortizable intangible assets as of March 31, 2011, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending March 31,	Expense
(in thousands)

2012	$230
2013	230
2014	230
2015	203
$893

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

10.	Debt

	March 31,	March 31,
	2011	2010

Short Term Debt

Senior secured note, inclusive of accrued interest net of discount of $0 and $40, respectively	$-	$19,749
Deferred purchase consideration inclusive of accrued interest	-	6,333
Note Payable	100	-
Equipment Leases inclusive of accrued interest	15	-
	$115	$26,082

	March 31,	March 31,
	2011	2010

Long Term Debt

Senior secured note, net of discount, of $1,856 and $0, respectively	$644	$-
Secured note	3,500	-
	$4,144	$-

Note Payable

As a part of settlement of debt, the Company incurred a Note Payable to a service provider of $100.

ValueAct Note

As described in Note 8, in connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3,500 of principal (the “Amended ValueAct Note”).

Senior Secured Convertible Notes

In addition, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. The entire principal balance is due in one lump sum payment on June 21, 2013. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Fund, and ValueAct, and each of the Company and Twistbox.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the year ended March 31, 2011, the Company amortized $644 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a management agreement (“Agreement”) with Trinad Management for five years. Pursuant to the terms of the Agreement, Trinad Management will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all expenses reasonably incurred in connection with the provision of Agreement. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it shall pay a termination fee of $1,000. For the years ended March 31, 2011 and 2010, the Company incurred management fees under the agreement of $360 and $360 respectively. At March 31, 2011 and March 31, 2010 the accrued payable to Trinad Management was $135 and $0 respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $40 and $99 respectively for the years ended March 31, 2011 and 2010.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

12.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock authorized, issued and outstanding. The stock has a par value of $0.0001 per share. The Series A holders shall be entitled to: (1) vote on an equal per share basis as common, (2) dividends on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid on an as if-converted basis. The holder of the preferred stock has agreed not to exercise certain rights until such time as the Amended ValueAct Note has been repaid in full.

Common Stock and Warrants

In September 2009, the Company granted warrants to purchase 1,200,000 shares of common stock of the Company to a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134 at the time of issue. The Company determined the fair value of the warrants issued using the Black-Scholes option pricing model and the following assumptions:  expected life of 5.00 years, a risk free interest rate of 2.40%, a dividend yield of 0% and volatility of 53.34%. In January 2011, the Company amended the warrants to increase the number of shares underlying the warrants to 1,500,000. The amended warrants are exercisable at $0.25 per share, through September 23, 2014 and had an incremental value of $50. The Company determined the fair value of the amended warrants issued using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.73 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 75%. In addition, the Company issued 2,500,000 shares of common stock to the vendor at the closing price at the date of the amendment of $0.29 per share, resulting in an overall value of $725.

In February 2011, 300,000 shares of restricted common stock of the Company were issued to a former officer and director of the Company as compensation for services rendered, at a purchase price of $0.25 per share, resulting in a total value of $75.

In connection with the restructuring described in Note 8, on June 21, 2010, 561,798 shares of common stock of the Company held by ValueAct were cancelled, and 3,540,574 shares of common stock of the Company held by certain founders of AMV were acquired by the Company at a price of $0.02 per share. In addition, a total of 2,185,000 warrants to purchase common stock of the Company held by ValueAct were cancelled. The shares were originally valued using the closing stock price at the acquisition date of $2.20 per share. The shares were disposed at the closing stock price at the date of disposition of $0.35 per share. The difference in the share price was included in the “gain on disposal of discontinued operations, net of taxes” for the year ended March 31, 2011 of $4,215.

In addition, in connection with the New Senior Secured Notes described in Note 10, on June 21, 2010, each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term. The warrants were valued at $1,678 using the Black Scholes pricing model (see Note 10) and were originally recorded as equity.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

In February 2011, a former officer of the Company, agreed to cancel 300,000 shares underlying an option to purchase 350,000 shares of common stock of the Company, and the Company granted an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company determined the incremental fair value of the options issued to be $37, using the Black-Scholes option pricing model and the following assumptions:  expected life of 6.98 years, a risk free interest rate of 2.99%, a dividend yield of 0% and volatility of 75%.

In February 2011, an officer of the Company, agreed to cancel 400,000 shares underlying an option to purchase 450,000 shares of common stock of the Company, and the Company granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the incremental fair value of the options issued to be $50, using the Black-Scholes option pricing model and the following assumptions:  expected life of 6.98 years, a risk free interest rate of 2.99%, a dividend yield of 0% and volatility of 75%.

On August 9, 2010, 500,000 shares of common stock of the Company were issued to a director of the Company, as compensation for services rendered, at the closing market price on that date of $0.35 per share, resulting in a total value of $175.

In September 2010, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.39 per share. The Company determined the fair value of the warrants issued to be $26, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.70%, a dividend yield of 0% and volatility of 75%.

In February 2011, an officer of the Company, agreed to cancel an option to purchase 500,000 shares of common stock of the Company, and the Company granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the incremental fair value of the options issued to be $26, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 75%.

In January 2011, 2,500,000 shares of common stock of the Company were issued to a vendor as a settlement, at the closing market price on that date of $0.29 per share, resulting in a total value of $725.

On March 14, 2011, 2,300,000 shares of common stock of the Company were issued to a vendor as compensation for services rendered, at the closing market price on that date of $0.50 per share, resulting in a total value of $1,150.

On March 31, 2011, the Company issued warrants to purchase 500,000 shares of the Company’s common stock to a vendor, as compensation for services rendered, at $0.25 per share. The Company determined the fair value of the warrants issued to be a $223, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5.01 years, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 75%.  These warrants have been considered a derivative liability and is discussed further at Note 4.

All issuances and repricing discussed above vested immediately.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

13.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

14.	Income Taxes

The difference between taxes at actual rates and the federal statutory rate was as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Statutory Federal Income Taxes	(2,528)	(14,920)
State income taxes, net of federal benefit	(440)	(645)
Write down of goodwill and other perm diff	535	11,157
Foreign Expense	(809)	903
Increase in Valuation Allowance	2,680	4,713
Income tax provision (benefit)	(562)	1,208
Less discontinued Operations	809	(903)
Income tax provision (benefit) for Continuing Ops	247	305

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Deferred tax assets and liabilities consist of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Net Operating Loss Carryforward	22,891	22,352
Amortization of Intangible Asset	(1,404)	(3,259)
Stock-based compensation	3,358	2,602
Credit Carryforwards	-	553
Other	(15)	107
Deferred Tax Asset	24,830	22,355
Valuation Allowance	(24,830)	(22,355)

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2011, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $57,158, expiring in various years ranging through 2030. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations.  These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

As of March 31, 2011, realization of the Company's net deferred tax asset of approximately $24,830 was not considered more likely than not and, accordingly, a valuation allowance of $24,830 has been provided. During the year ended March 31, 2011, the valuation allowance increased by $2,475.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.

The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2011 and March 31, 2010. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2011; or the year ended March 31, 2010.  Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2011.The Company's Federal and State income tax returns remain subject to examination for all tax years ended 2007 and 2006, respectively.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended March 31, 2011:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended March 31, 2011 Net sales to unaffiliated customers	92	1,681	429	$2,202

Twelve Months ended March 31, 2011 Net sales to unaffiliated customers	688	6,819	1,679	$9,186

Property and equipment, net at March 31, 2011	322	65	1	$388

Our largest customer accounted for 49% of gross revenues in the year ended March 31, 2011; and 44% in the year ended March 31, 2010.

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under noncancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at March 31, 2011:

Year Ending March 31,

2012	$30
2013 and thereafter	-

Total minimum lease payments	$30

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $291 and $851, respectively, for the years ended March 31, 2011 and 2010.

Other Obligations

As of March 31, 2011, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 10 with initial terms greater than one year at March 31, 2011.  As of March 31, 2011, accrued management fees payable to Trinad Management  are $135,000. Annual payments relating to these commitments at March 31, 2011 are as follows:

Year Ending March 31,

2011	$318
2012	2
2013	1

Total minimum payments	$321

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

17.	Subsequent Events

 On April 19, 2011, Jack Schneider, a former Managing Director of Allen & Co LLC, joined our Advisory Board.

As previously disclosed, on April 19, 2011, we issued an aggregate of 5,147,244 shares of common stock in private placements. The shares were issued on April 5, 2011 and April 11, 2011. The shares were issued to (1) a licensor of content to the Company as payment for past due license fees and amounts for related claims, (2) a service provider to the Company as payment for past services to the Company, and (3) to two former employees of a subsidiary of the Company as a severance payment. The aggregate value of the past due license fees and other amounts, fees to the service provider and the severance payments was approximately $1.95 million. In each case, the shares were issued in a private placement, without general solicitation or publicity, pursuant to Section 4(2) of the Securities Act of 1933.

As previously disclosed, on May 6, 2011, Adi McAbian resigned from the Board of Directors effective April 27, 2011.

On May 18 2011, the Company entered into a non-binding letter of intent to acquire Digital Turbine LLC, a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, while maintaining their own branding and their unique, personalized, one-to-one relationships with each end-user.

On May 19, 2011, Fred Goldring, entrepreneur, strategist, former attorney and co-founder of boutique Beverly Hills, CA-based entertainment law firm Goldring Hertz & Lichtenstein LLP, joined our Advisory Board.

On June 6, 2011, Mark Shapiro, Chief Executive Officer of Dick Clark Productions, joined our Advisory Board.

On June 23, 2011, the Company entered into a non-binding letter of intent to acquire Cameo Stars, LLC, a social media innovator headquartered in New York, that is a social marketing and entertainment company that has combined virtual goods and branded content to create a new content format known as the "social cameo", which is delivered in social media via the company’s first-of-its-kind branded social content platform.

On or about July 7, 2011, the parties have entered into a written mutual release and settlement agreement in the case of NeuMedia, Inc. v Pillsbury, Winthrop, Shaw, Pittman LLP, Los Angeles Superior Court Case No. BC 441254.   The Company has agreed to pay the sum of $72,000 in full and final settlement of the litigation, payable in monthly installments of $4,000 per month commencing on August 1, 2011 and continuing thereafter on the first day of each succeeding month until paid in full.   Neumedia also agreed that in the event it should close a financing or other liquidity event of at least $5 million prior to the date the final installment payment is due under the settlement agreement, any unpaid amounts due would be accelerated and paid in full.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

As previously disclosed, on July 11, 2011, Peter Adderton has been appointed as the interim Chief Executive Officer of the Company effective July 15, 2011 and pursuant to the terms of the agreement described below.  Mr. Adderton, is currently the chairman and Chief Executive Officer of Agency 3.0, a digital marketing services company, where he leads the company’s practice focusing on mobile and wireless clients. In addition, he is also Founder and Chief Executive Officer and a majority owner of Digital Turbine Group, LLC, a multimedia management technology company.  Mr. Adderton’s appointment as interim Chief Executive Officer of the Company was made in connection with the Company amending its previously announced letter of intent to acquire Digital Turbine LLC. The letter of intent provides that the Company may acquire the assets of Digital Turbine in exchange for five million shares of the Company’s common stock. The proposed transaction is subject to customary conditions and is also subject to the Company closing a financing with proceeds of at least $10 million. The terms of the proposed transaction outlined in the letter of intent are not binding on the Company or Digital Turbine, and the proposed transaction may not occur or may not occur on the terms currently set forth in the letter of intent.  The Company and Digital Turbine amended the letter of intent to extend the term of the letter of intent until August 31, 2011. In return for Digital Turbine’s agreement to extend the term of the letter of intent, the Company agreed to make two payments to Digital Turbine of $50,000 each, and Digital Turbine has agreed to cause Mr. Adderton to serve as interim Chief Executive Officer of the Company. The letter of intent contemplates that, in the event the proposed transaction occurs, Mr. Adderton will become the Company’s Chief Executive Officer and a member of the board of directors and that the Company and Mr. Adderton would enter into an employment agreement, which will provide for base and bonus compensation in cash as well as equity compensation. In the event that the transaction contemplated by the letter of intent is not consummated, Mr. Adderton will cease to serve as our interim Chief Executive Officer.  Since September 2010, Mr. Adderton has also been a member of the Company’s Advisory Board and has been providing consulting services under a consulting agreement with the Company. The consulting agreement has a one year term and provides that Mr. Adderton will assist with various aspects of the Company’s business and on strategic matters. In return of the consulting services, Mr. Adderton will receive a warrant to purchase 150,000 shares of the Company’s common stock at a per share price of $0.39. The warrant will be fully vested on September 27, 2011.

 On July 12, 2011, Tim Spengler, media industry veteran and President of Initiative North America, joined our Advisory Board.