Form 10-Q
period 2011-06-30
NeuMedia, Inc.
filed 2011-08-22
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On August 19, 2011, there were 43,673,458 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

NEUMEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

NeuMedia, Inc. and Subsidiaries

(formerly known as Mandalay Media, Inc.)

Consolidated Financial Statements

June 30, 2011

Page(s)

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	F-2

Consolidated Statements of Operations (unaudited) for the 3 months ended June 30, 2011 and June 30, 2010	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) for the 3 months ended June 30, 2011	F-4

Consolidated Statements of Cash Flows (unaudited) for the 3 months ended June 30, 2011 and June 30, 2010	F-5

Notes to Consolidated Financial Statements	F-6-F-29

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	March 31,
	2011	2011
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$649	$845
Accounts receivable, net of allowances of $96 and $96, respectively	2,307	2,699
Prepaid expenses and other current assets	304	296
Total current assets	3,260	3,840

Property and equipment, net	351	388
Intangible assets, net	3,308	3,366
Goodwill	6,609	6,609
TOTAL ASSETS	$13,528	$14,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,384	$3,807
Accrued license fees	1,321	1,189
Accrued compensation	239	371
Current portion of long term debt	111	115
Other current liabilities	2,001	1,959
Total currrent liabilities	7,056	7,441

Long term debt and convertible debt, net of discount of $1,648 and $1,856, respectively	4,352	4,144
Total liabilities	$11,408	$11,585

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized, issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;41,771,469 issued and outstanding at June 30, 2011;41,274,225 issued and outstanding at March 31, 2011;	5	4
Additional paid-in capital	99,707	99,541
Accumulated other comprehensive loss	(185)	(291)
Accumulated deficit	(97,507)	(96,736)
Total stockholders' equity	2,120	2,618
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,528	$14,203

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2011	2010
Net revenues	$1,893	$2,858

Cost of revenues
License fees	492	586
Other direct cost of revenues	58	76
Total cost of revenues	550	662
Gross profit	1,343	2,196

Operating expenses
Product development	664	1,074
Sales and marketing	235	596
General and administrative	915	1,828
Amortization of intangible assets	-	17
Total operating expenses	1,814	3,515

Loss from operations	(471)	(1,319)

Interest and other income / (expense)
Interest income	0	1
Interest expense	(367)	(680)
Foreign exchange transaction gain / (loss)	48	(157)
Other income / (expense)	50	(187)
Interest and other expense	(269)	(1,023)

Loss from operations before income taxes	(740)	(2,342)

Income tax provision	(31)	(68)

Net loss from continuing operations net of taxes	(771)	(2,410)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	-	709
Gain on disposal of discontinued operations, net of taxes	-	4,315
Net income from discontinued operations, net of taxes	-	5,024

Net (loss)/profit	$(771)	$2,614

Comprehensive (loss)/income	$(665)	$2,795

Basic and diluted net income / (loss) per common share	$(0.02)	$0.07
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	$-	$0.13

Weighted average common shares outstanding, basic and diluted	41,679	39,375

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2011	41,274,225	$4	100,000	$100	$99,541	$(291)	$(96,736)	$2,618

Net loss							(771)	(771)	(771)

Foreign currency translation						106		106	106

Issuance of common stock as part of compensation	347,244	1			69			70

Issuance of warrants to vendor for services rendered					15			15

Stock issued for services	150,000				82			82

Comprehensive loss									$(665)

Balance at June 30, 2011	41,771,469	$5	100,000	$100	$99,707	$(185)	$(97,507)	$2,120

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net (loss)/income	$(771)	$2,614
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	-	(4,215)
Depreciation and amortization	129	347
Amortization of debt discount	208	-
Allowance for doubtful accounts	-	(159)
Issuance of common stock as part of compensation	69	192
Issuance of warrants to vendor for services rendered	15	172
Stock issued for services	82	-
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	392	2,056
Prepaid expenses and other current assets	(8)	(40)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(423)	(3,022)
Accrued license fees	132	245
Accrued compensation	(132)	(156)
Other liabilities and other items:	38	1,615
Net cash used in operating activities	(268)	(351)
Cash flows from investing activities
Purchase of property and equipment	(34)	(57)
Transaction costs	-	(548)
Cash remaining with disposed subsidiary	-	(641)
Net cash used in investing activities	(34)	(1,246)
Cash flows from financing activities
Proceeds from new convertible debt	-	2,500
Net cash provided by financing activities	-	2,500
Effect of exchange rate changes on cash and cash equivalents	106	139

Net change in cash and cash equivalents	(196)	1,042

Cash and cash equivalents, beginning of period	845	1,891

Cash and cash equivalents, end of period	$649	$2,933

Supplemental disclosure of cash flow information:

Taxes paid	$31	$68

Interest paid	$367	$680

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV Founders, acting through a newly formed company, acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23,231 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3,500 in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the Assets. See Note 8 for further discussion regarding the discontinued operations.

2.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has losses from operations and negative cash flows from operations and current liabilities exceed current assets. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Management has taken or plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence, including the following:

•	settled certain payables for shares of the Company’s common stock;

•	entered into settlements with two strategic partners that allow the Company to reduce royalty payments;

•	restructuring the Company and reducing ongoing operating expense;

•	raising additional equity capital; and

•	strategic acquisitions.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements.  The financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for each period presented.

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

	3 Months Ended	3 Months Ended
	June 30, 2011	June 30, 2010

Potentially dilutive shares	16,739	9,700

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $4 and $12 in the periods ended June 30, 2011 and 2010, respectively. Advertising expense for discontinued operations was $0 and $956 in the periods ended June 30, 2011 and 2010, respectively.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Fair Value of Financial Instruments

As of June 30, 2011 and March 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $106 in the period ended June 30, 2011 and $181 in the period ended June 30, 2010 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national mobile phone operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2011, one major customer represented approximately 29 % of our gross accounts receivable outstanding, and 36% of gross accounts receivable outstanding as of June 30, 2010. This customer accounted for 43% of our gross revenues in the period ended June 30, 2011; and 52% in the period ended June 30, 2010.

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

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consisting of customer lists, license agreements and software that have been acquired are amortized using the straight-line method over their useful lives ranging from three to ten years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the period ended June 30, 2011 the Company determined that there was no impairment of intangible assets.  In the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets, amounting to $4,482. In the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

New Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning April 1, 2012. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.  The Company determined the fair value of the warrants issued to be a $165, using the Black-Scholes option pricing model and the following assumptions:  expected life of 4.76 years, a risk free interest rate of 1.76%, a dividend yield of 0% and volatility of 75%.

At June 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

(in thousands)	Total	Level 1	Level 2	Level 3

Stock warrant - derivative liability	(165)	-	(165)	-

The stock warrant –derivative liability is included in other current liabilities in the accompanying consolidated balance sheet.

Measured at Fair Value on A Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2011, the Company had incurred cumulative impairment losses on goodwill and other intangible assets of $68,770 based on the fair value measurement methods and criteria described in Note 9. For the period ended June 30, 2011, the Company determined that there was no evidence of impairment and therefore no additional impairment loss was recorded.

5.	Accounts Receivable

	June 30,	March 31,
	2011	2011

Billed	$1,369	$1,523
Unbilled	1,034	1,272
Less: allowance for doubtful accounts	(96)	(96)
Net Accounts receivable	$2,307	$2,699

The Company had no significant write-offs or recoveries during the period ended June 30, 2011 and the year ended March 31, 2011.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

6.	Property and Equipment

	June 30,	March 31,
	2011	2011

Equipment	$1,006	$1,006
Furniture & fixtures	363	328
Leasehold improvements	140	140
	1,509	1,474
Accumulated depreciation	(1,157)	(1,086)
Net Property and Equipment	$351	$388

Depreciation expense for the periods ended June 30, 2011 and 2010 was $61 and $81, respectively for continuing operations and $0 and $27 for discontinued operations.

7.	Description of Stock Plans

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (“Plan”). Under the Plan, the Company may grant up to 3,000 shares or equivalents of common stock of the Company as incentive stock options (“ISO”), non-qualified options (“NQO”), stock grants or stock-based awards to employees, directors or consultants, except that ISOs shall only be issued to employees. Generally, ISOs and NQOs shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the Plan.

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2011	6,187	$1.79
Granted	-	$-
Canceled	(347)	$0.48
Exercised	-	$-
Outstanding at June 30, 2011	5,840	$1.87
Exercisable at June 30, 2011	5,840	$1.87

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

In April 2011, two former employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements.

The exercise price for options outstanding at June 30, 2011 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2011	Price	Value

$0 - $1.00	5.06	2,923	$0.49	$252,000
$2.00 - $3.00	6.94	2,117	$2.67	$-
$4.00 - $5.00	6.63	800	$4.75	$-
	5.96	5,840	$1.87	$252,000

The exercise price for options exercisable at June 30, 2011 was as follows:

	Weighted
	Average		Weighted
	Remaining	Options	Average	Aggregate
Range of	Contractual Life	Exercisable	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2011	Price	Value

$0 - $1.00	5.06	2,923	$0.49	$252,000
$2.00 - $3.00	6.94	2,117	$2.67	$-
$4.00 - $5.00	6.63	800	$4.75	$-
	5.96	5,840	$1.87	252,000

Stock Plans

A summary of the status of the Company’s nonvested shares as of June 30, 2011 and March 31, 2011 pursuant to the Plan and changes during the period ended June 30, 2011 is presented below:

(in thousands)		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Exercised	-	$-
Nonvested at June 30, 2011	-	$-

Cumulative forfeited	(565)	$0.53

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2011	2010

Product development	$69	$2
Sales and marketing	$-	$5
General and administrative	$-	$185

	$69	$192

8.	Discontinued Operations

On June 21, 2010, the Company restructured its debt with its senior debt holder by closing a number of transactions, including the sale of AMV. In connection with the sale, ValueAct Small Cap Master Fund, L.P. (“ValueAct”) and Nate MacLeitch and Jonathan Cresswell (the “AMV Founders”), acting through a newly formed company, acquired the operating subsidiaries of AMV in exchange for the release of $23,231 of secured indebtedness, which included a release of all amounts due and payable under a secured promissory note in the aggregate principal amount of $5,375 (the “AMV Note”) and all of the amounts due and payable under the Senior Secured Note, issued by Twistbox, due July 31, 2010, as amended on February 12, 2008 (the “ValueAct Note”) except for $3,500 in principal, which is due in one lump sum principal payment on June 21, 2013. In addition, all intercompany balances at that date were cancelled, and all shares of common stock and warrants of the Company held by ValueAct were cancelled. In addition, approximately 3,541 shares of common stock of the Company held by two of the founders of AMV were acquired by the Company.  As of June 30, 2010 the Company accrued $300 to a related party pertaining to the sale of AMV.

 In accordance with FASB ASC 205-20, Discontinued Operations, the operating results and net assets and liabilities related to AMV were reclassified as of June 21, 2010 and reported as discontinued operations in the accompanying consolidated financial statements.

In accordance with FASB ASC 360, Property, Plant and Equipment, the Company recorded a gain of $3,500 on the sale of AMV.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

The following is a summary of assets and liabilities of the discontinued operations as of March 31, 2010 and as of the disposal date of June 21, 2010 and the resulting gain on sale:

	June 21,	March 31,
	2010	2010
Assets
Cash	$641	$1,251
Working Capital, net of cash	1,367	1,501
Property and Equipment, net	591	668
Goodwill and intangibles	15,948	15,955
Net Assets Sold	$18,547	$19,375

Direct costs associated with the sale	1,173
Currency translation adjustment	234
Other	3

	$19,957

Consideration	24,272

Gain on sale, net of taxes	$4,315

9.	Goodwill and Other Intangible Assets

Goodwill

The following is a reconciliation of the changes to the Company's carrying amount of goodwill for the period ended June 30, 2011:

Balance at March 31, 2011 and June 30, 2011	$6,609

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended June 30, 2011. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Other Intangible Assets

The following is a reconciliation of the changes to the Company's carrying amount of intangible assets for the period ended June 30, 2011 and the year ended March 31, 2011:

	Amortizable	Unamortizable	Total
	Intangible Assets	Intangible Assets	Intangible Assets

Balance at March 31, 2011	$893	$2,473	$3,366
Amortization	(58)	-	(58)
Balance at June 30, 2011	$835	$2,473	$3,308

The components of intangible assets as at June 30, 2011 and March 31, 2011 were as follows:

	As of June 30, 2011
		Accumulated
	Cost	Amortization	Net
	(in thousands)

Software	$1,611	$(776)	$835
Trade name / Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,439)	$3,308

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net
	(in thousands)

Software	$1,611	$(718)	$893
Trade name / Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,381)	$3,366

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the periods ended June 30, 2011 and 2010, the Company recorded amortization expense for continuing operations in the amount of $58 and $76, respectively, in cost of revenues; and amortization expense in the amount of $0 and $17 respectively, in operating expenses. During the periods ended June 30, 2011 and 2010 the Company recorded amortization expense for discontinued operations in the amount of $0 and $26, respectively, in cost of revenues; and amortization expense in the amount of $0 and $40, respectively, in operating expenses.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Based on the amortizable intangible assets as of June 30, 2011, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending June 30,	Expense
(in thousands)

2012	$230
2013	230
2014	230
2015	145
$835

10.	Debt

	June 30,	March 31,
	2011	2011

Short Term Debt

Note Payable	$100	$100
Equipment Leases inclusive of accrued interest	11	15
	$111	$115

	June 30,	March 31,
	2011	2011

Long Term Debt

Senior secured note, net of discount, of $1,648 and $1,856, respectively	$852	$644
Secured note	3,500	3,500
	$4,352	$4,144

Note Payable

On March 31, 2011 as a part of settlement of debt, the Company incurred a Note Payable to a service provider of $100.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

ValueAct Note

On June 21, 2010 the ValueAct Note was amended and restated in its entirety and reduced to $3,500 of principal (the “Amended ValueAct Note”).

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the period ended June 30, 2011, the Company amortized $208 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management.. Pursuant to the terms of the Agreement, Trinad Management provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expires on September 14, 2011. Either party may terminate with prior written notice. However, if the Company terminates, it will be obligated to pay a termination fee of $1,000. For the periods ended June 30, 2011 and 2010, the Company incurred management fees under the agreement of $90 and $90, respectively. At June 30, 2011 and March 31, 2011 the accrued payable to Trinad Management was $180 and $135, respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $0 and $15 respectively for the periods ended June 30, 2011 and 2010.

12.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock(“Series A”) authorized, issued and outstanding. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an as if-converted basis. The holder of the Series A  has agreed not to exercise certain rights until such time as the Amended ValueAct Note has been repaid in full.

Common Stock and Warrants

On April 1, 2011, 347,244 shares of common stock of the Company were issued to two former employees of the Company, as compensation, at the closing market price on that date of 58 cents per share, resulting in a total value of $201. In addition, the employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements which were valued at $132. The Company determined the fair value of the cancelled options using the Black-Scholes option pricing model and the following assumptions:  expected life of 5.11 years, a risk free interest rate of 1.76%, a dividend yield of 0% and volatility of 75%. The net value of the termination was $69.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

On April 6, 2011, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares vest over a one year period.  The shares were valued at the closing market price on that date of 55 cents per share.  The overall value was determined to be $83, of which $22 was recorded in the period ended June 30, 2011.

On April 6, 2011, the Company issued warrants to purchase 75,000 shares of the Company’s common stock to a vendor, as compensation for services rendered, at 25 cents per share. The Company determined the fair value of the warrants issued to be a $28, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 1.36%, a dividend yield of 0% and volatility of 75%.  The warrants vest over a six month period and $14 of expense has been recorded in the period ended June 30, 2011.

In May 2011, 150,000 shares of common stock of the Company were issued to a vendor as a settlement, at the closing market price on that date of 40 cents per share, resulting in a total value of $60.

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of 47 cents per share. The Company determined the fair value of the warrants issued to be $33, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.74%, a dividend yield of 0% and volatility of 75%. The options vest over a one year period and  $1 of expense has been recorded in the period ended June 30, 2011.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2011.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of June 30, 2011 and March 31, 2011. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended June 30, 2011 and 2010.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended June 30, 2011:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended June 30, 2011
Net sales to unaffiliated customers	57	1,519	317	$1,893

Property and equipment, net at June 30, 2011	276	74	1	$351

Our largest customer accounted for 43% of gross revenues in the period ended June 30, 2011; and 52% in the period ended June 30, 2010.

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at June 30, 2011:

Year Ending June 30,

2012	$9

Total minimum lease payments	$9

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $45 and $142, respectively, for the periods ended June 30, 2011 and 2010.

Other Obligations

As of June 30, 2011, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 11 with initial terms greater than one year at June 30, 2011.  As of June 30, 2011, accrued management fees payable to Trinad Management  are $180. Annual payments relating to these commitments at June 30, 2011 are as follows:

Year Ending June 30,

2012	$164

Total minimum payments	$164

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim. On August 16, 2011 the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages have been limited to the amount of the minimum royalty installments that accrued prior to termination of the content license agreement in the amount of approximately $800. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

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

As previously disclosed, on July 11, 2011, Peter Adderton has been appointed as the interim Chief Executive Officer of the Company effective July 15, 2011 and pursuant to the terms of the agreement described below.  Mr. Adderton, is currently the chairman and Chief Executive Officer of Agency 3.0, a digital marketing services company, where he leads the company's practice focusing on mobile and wireless clients. In addition, he is also Founder and Chief Executive Officer and a majority owner of Digital Turbine Group, LLC, a multimedia management technology company.  Mr. Adderton's appointment as interim Chief Executive Officer of the Company was made in connection with the Company amending its previously announced letter of intent to acquire Digital Turbine LLC. The letter of intent provides that the Company may acquire the assets of Digital Turbine in exchange for five million shares of the Company's common stock. The proposed transaction is subject to customary conditions and is also subject to the Company closing a financing with proceeds of at least $10 million. The terms of the proposed transaction outlined in the letter of intent are not binding on the Company or Digital Turbine, and the proposed transaction may not occur on the terms currently set forth in the letter of intent or at all.  The Company and Digital Turbine amended the letter of intent to extend the term of the letter of intent until August 31, 2011. In return for Digital Turbine's agreement to extend the term of the letter of intent, the Company agreed to make two payments to Digital Turbine of $50,000 each, and Digital Turbine has agreed to cause Mr. Adderton to serve as interim Chief Executive Officer of the Company. The letter of intent contemplates that, in the event the proposed transaction occurs, Mr. Adderton will become the Company's Chief Executive Officer and a member of the board of directors and that the Company and Mr. Adderton would enter into an employment agreement, which will provide for base and bonus compensation in cash as well as equity compensation. In the event that the transaction contemplated by the letter of intent is not consummated, Mr. Adderton will cease to serve as our interim Chief Executive Officer.  Since September 2010, Mr. Adderton has also been a member of the Company's Advisory Board and has been providing consulting services under a consulting agreement with the Company. The consulting agreement has a one year term and provides that Mr. Adderton will assist with various aspects of the Company's business and on strategic matters. In return of the consulting services, Mr. Adderton will receive a warrant to purchase 150,000 shares of the Company's common stock at a per share price of $0.39. The warrant will be fully vested on September 27, 2011.

On July 12, 2011, Tim Spengler, media industry veteran and President of Initiative North America, joined our Advisory Board.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the period ended June 30, 2011. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “NeuMedia” or the “Company” refer to the business and operations of NeuMedia, Inc. (“NeuMedia”) through its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Historical Operations of NeuMedia, Inc.

NeuMedia, formerly known as Mandalay Media, Inc., was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

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

Twistbox is a global publisher and distributor of entertainment content and services primarily focused on enabling the development, distribution and billing of content across mobile networks. Twistbox publishes its content in over 28 countries with distribution representing more than five hundred million subscribers. Operating since 2003, Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content from film, television and lifestyle media companies. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate device management for the distribution and billing of images and video; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified programming and services. Twistbox has leveraged its intellectual property and carrier-class platform to secure direct distribution agreements with the leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, Hutchison’s 3 and O2.

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

RESULTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2011	2010

Revenues	$1,893	$2,858
Cost of revenues	550	662
Gross profit	1,343	2,196
SG&A	1,814	3,498
Amortization of intangible assets	-	17
Impairment of goodwill	-	-
Operating loss	(471)	(1,319)
Interest expense, net	(367)	(679)
Other income / (expenses)	98	(344)
Loss before income taxes	(740)	(2,342)
Income tax provision	(31)	(68)
Loss from continuing operations	(771)	(2,410)
Profit from discontinued operations, net of taxes	-	709
Gain on disposal of discontinued operations, net of taxes	-	4,315

Net (loss) income	$(771)	$2,614

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	$-	$0.13
Net loss	$(0.02)	$0.07
Basic and Diluted weighted average shares outstanding	41,679	39,375

Comparison of the three Months Ended June 30, 2011 and June 30, 2010

Revenues

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Revenues by type:

Services	$235	$530
Content - Games	172	342
Content - Other	1,192	1,679
Advertising	294	308
Total	$1,893	$2,858

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. Services revenue tends to be project-based, often resulting in significant variances from period to period, dependent on the timing of customers’ projects. The decrease in Services revenue in the quarter ended June 30, 2011 is primarily the result of a decrease in the level of development projects undertaken by our technology and development team in the quarter, and the wind-down of a multi-game development agreement with US based games distributors.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of new JAVA and BREW games for on-deck carrier sales. We intend to continue to build applications for smartphones (iPhone, iPad, Android, and Blackberry), but there are currently much fewer active games in this category compared to the same period in the prior year. In addition, games sales through our games platform in Germany have declined in the period, as a result of an overall shift within the market ecosystem.

“Content – Other” includes a broad range of licensed and internally developed products such as WAP, Video, Wallpaper, and Mobile TV. The decline in revenue year over year is attributable to several factors, but primarily due to the market shift away from on-deck discovery to off-deck discovery.  The Company has invested and focused its efforts over the last quarter on re-engineering its products and marketing capabilities to address this market shift.

“Advertising” includes revenues derived from the sale of advertising inventory within our affiliate partners, internal mobile sites, and from the direct monetization and mediation of traffic through all of the aforementioned.

Cost of Revenues

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Cost of revenues:

License fees	$4 92	$586
Other direct cost of revenues	58	76
Total cost of revenues	$5 50	$662

Revenues	$1 ,893	$2,858

Gross margin	70.9%	76.8%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are mainly on a revenue-share basis. Margins in the current quarter are lower than the same quarter in the prior year.  License fees in the prior year quarter benefited significantly from the reversal of previously accrued license fees following resolution of renegotiations with certain providers.

Operating Expenses

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Product development expenses	$6 64	$1,074

Sales and marketing expenses	2 35	596

General and administrative expenses	9 15	1,828

Amortization of intangible assets	-	17

Impairment of goodwill and intangible assets	-	-

Product development expenses include the costs to develop, edit and make content ready for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, and while headcount has been reduced from period to period, a portion of the expense is related to restructuring costs incurred in the first two months of the quarter.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. While sales headcount has been reduced from period to period, the Company had incurred a large amount of relocation expense in the first quarter of last year.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. Decreased expenses in the quarter were the result of lower stock compensation expense due to the full amortization of the Company’s primary stock options in prior periods, lower legal expenses, and lower payroll and relative expenses in the quarter, primarily related to a reduction in headcount.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of reduced basis following the impairment write down in the last fiscal year.

Other Income and Expenses

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Interest and other (expense)	$(269)	$(1,023)

Profit from discontinued operations, net of taxes	$-	$709

Gain on disposal of discontinued operations, net of taxes	$-	$4,315

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the Senior Secured Note, foreign exchange transaction gains, and other income/expense. Interest costs are lower by $313,000 due to the significant reduction in debt that occurred in the first quarter of last year. This was partially offset by miscellaneous income of $50,000 related to settlement with a service provider and foreign exchange gains of $48,000.  The profit from discontinued operations in the prior year relates to the disposal of the AMV operation.

Financial Condition

Assets
Our current assets related to continuing operations totaled $3.2 million and $3.8 million at June 30, 2011 and March 31, 2011, respectively. Total assets related to continuing operations were $13.5 million and $14.2 million at June 30, 2011 and March 31, 2011, respectively. The decrease in both current and total assets is primarily due to lower cash and receivables balances.

Liabilities and Working Capital
At June 30, 2011, our total liabilities were $11.4 million, compared to $11.5 million at March 31, 2011. The Company had negative working capital of $3.7 million at June 30, 2011 and negative working capital of $3.6 million at March 31, 2011.  The change reflects a decrease in cash and receivables relative to the decrease in accounts payable and other liabilities.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$34	$57
Cash flows used in operating activities	268	351
Cash flows used in investing activities	34	1,246
Cash flows provided by financing activities	-	(2,500)

Twistbox has incurred losses and negative annual cash flows since inception, although the operating loss narrowed significantly in fiscal year 2011 and continued to narrow through the current quarter.

The consolidated financial statements included in this Form 10-Q have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the ability of the Company to stem negative cash flows and achieve profitable operations, while undertaking the satisfaction of its liabilities in the normal course of business. The Company has significantly reduced personnel and other overhead costs over the last year to address a decline in revenues and margins, and to bring costs in line with revenues in order to achieve profitability.

The primary sources of liquidity have historically been issuance of common and preferred stock, and in the case of Twistbox, borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, further borrowings or further capital raises. Assuming there are no further changes in sales and expense trends experienced from this first quarter of fiscal 2012, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Operating Activities
In the period ended June 30, 2011, we used $0.2 million of net cash, flowing from the overall loss of $0.8 million (offset by non-cash charges of $0.5 million that include depreciation, amortization, stock based compensation and other comprehensive income of $0.1 million). While items generating cash included increases in accrued license fees and other liabilities of $0.1 million and decreases in accounts receivable of $0.4 million, the Company decreased accounts payable and accrued compensation by $0.5 million.

As of June 30, 2011, the Company had approximately $0.6 million of cash. We may require additional cash resources for working capital, or due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the Senior Debt facility, and also under the Amended ValueAct Note. Under both facilities the Company may elect to add interest to the principal, until December 21, 2011, with the full amount payable at the end of the term.

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

Stock Sales and Liquidity

In September 2009, the Company issued warrants to purchase 1,200,000 shares of common stock of the Company a vendor. The warrants are exercisable at $1.25 per share, through September 23, 2014 and were valued at $134,000 at the time of issue. In January 2011, the Company amended the warrants to increase the number of shares of common stock underlying the warrants to 1,500,000. The amended warrants are exercisable at $0.25 per share, through September 23, 2014 and were valued at $174,000. In addition and as part of the amended agreement, the Company issued 2,500,000 shares of common stock to the vendor at $0.29 per share. The shares issued were valued at $725,000 at the time of issue.

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

In connection with the restructuring of the Company described above, on June 21, 2010, 562,000 shares of common stock of the Company held by ValueAct were cancelled, and 3,541,000 shares of common stock of the Company held by certain founders of AMV were acquired by the Company at a price of $0.02 per share. 1,770,713 of the repurchased shares were retired and 1,770,287 of the repurchased shares are being held in treasury. In addition, warrants to purchase 2,185,000 shares of common stock of the Company held by ValueAct were cancelled.

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

In April 2011, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.25 per share to a service provider of the Company as payment for past services to the Company.

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

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level few companies are capable of. We also believe that leveraging carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, and continued expansion of our ability to bill for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

New Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning April 1, 2012. The Company evaluated this guidance and determined it doesn’t have a material effect on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Risk

Our current operations have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents or short-term investments and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Brazil and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of June 30, 2011, our largest customer (in multiple territories) represented approximately 29% of our gross accounts receivable outstanding.

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

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the third quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Twistbox’s wholly owned subsidiary WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000.  On or about March 16, 2009, GMCI filed a complaint in California Superior Court, LA Superior Court seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages have been limited to the amount of minimum royalty installments that accrued prior to termination of the content license agreement in the amount of approximately $800,000.  WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

1.1	Certificate of Incorporation. 1

1.2	Bylaws. 1

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

* Filed herewith
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NeuMedia, Inc.

Date: August 22, 2011	By:	/s/ Peter Adderton
Peter Adderton
Interim Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: August 22, 2011
	By:	/s/ Lisa Lucero
Lisa Lucero
CFO, Twistbox Entertainment, Inc.
(Principal Financial Officer)