Form 10-Q
period 2011-09-30
NeuMedia, Inc.
filed 2011-11-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number   00-10039

NEUMEDIA, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4751 Wilshire Blvd, 3rd Floor, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

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
Yes   ☒         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

On November 6, 2011, there were 41,670,746 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

NEUMEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

Page(s)
Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	F-2

Consolidated Statements of Operations (Unaudited) for the Three and the Six Months ended September 30, 2011 and September 30, 2010	F-3

Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended September 30, 2011 and September 30, 2010	F-5

Notes to Unaudited Consolidated Financial Statements	F-6-F-30

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

NeuMedia, Inc. and Subsidiaries

(formerly known as Mandalay Media, Inc.)

Consolidated Financial Statements

September 30, 2011

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2011	March 31,
	(unaudited)	2011
ASSETS

Current assets
Cash and cash equivalents	$572	$845
Accounts receivable, net of allowances of $85 and $96, respectively	2,002	2,699
Prepaid expenses and other current assets	350	296

Total current assets	2,924	3,840

Property and equipment, net	298	388
Intangible assets, net	3,251	3,366
Goodwill	6,609	6,609
TOTAL ASSETS	$13,082	$14,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,737	$3,807
Accrued license fees	1,428	1,189
Accrued compensation	193	371
Current portion of long term debt	909	115
Other current liabilities	1,033	1,959

Total currrent liabilities	7,300	7,441

Long term debt and convertible debt, net of discount of $1,438 and $1,856, respectively	4,562	4,144
Total liabilities	$11,862	$11,585

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock
Series A convertible preferred stock
at $0.0001 par value; 100,000 shares authorized, issued and outstanding
(liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
41,274,225 issued and outstanding at March 31, 2011;
41,771,469 issued and outstanding at September 30, 2011;	4	4
Additional paid-in capital	99,798	99,541
Accumulated other comprehensive loss	(244)	(291)
Accumulated deficit	(98,438)	(96,736)
Total stockholders' equity	1,220	2,618
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,082	$14,203

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Operations (unaudited)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net revenues	$1,938	$2,077	$3,831	$4,936

Cost of revenues
License fees	660	988	1,151	1,575
Other direct cost of revenues	58	97	115	172

Total cost of revenues	718	1,085	1,266	1,747

Gross profit	1,220	992	2,565	3,189

Operating expenses
Product development	484	1,060	1,149	2,134
Sales and marketing	222	453	456	1,049
General and administrative	1,200	1,120	2,116	2,949
Amortization of intangible assets	-	19	-	36
Total operating expenses	1,906	2,652	3,721	6,168

Loss from operations	(686)	(1,660)	(1,156)	(2,979)

Interest and other income / (expense)
Interest income/ (expense)	(377)	(360)	(745)	(1,039)
Foreign exchange transaction gain / (loss)	(31)	(13)	17	(170)
Other income / (expense)	163	(154)	213	(342)
Interest and other expense	(245)	(527)	(515)	(1,551)

Loss from operations before income taxes	(931)	(2,187)	(1,671)	(4,530)

Income tax provision	(0)	(65)	(31)	(133)
Net loss from continuing operations net of taxes	(931)	(2,252)	(1,702)	(4,663)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	-	-	-	709
Gain on disposal of discontinued operations, net of taxes	-	-	-	4,315
Net income from discontinued operations, net of taxes	-	-	-	5,024

Net (loss)/income	$(931)	$(2,252)	$(1,702)	$361

Comprehensive (loss)/income	$(990)	$(2,296)	$(1,655)	$499

Basic and diluted net income / (loss) per common share	$(0.02)	$(0.06)	$(0.04)	$0.01
Continuing operations	$(0.02)	$(0.06)	$(0.04)	$(0.12)
Discontinued operations	$-	$-	$-	$0.13

Weighted average common shares outstanding,
basic and diluted	41,771	35,957	41,725	37,655

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss
Balance at March 31, 2011	41,274,225	$4	100,000	$100	$99,541	$(291)	$(96,736)	$2,618

Net loss							(771)	(771)	(771)
Foreign currency translation						106		106	106
Issuance of common stock as part of compensation	347,244				69			69
Issuance of warrants to vendor for services rendered					15			15
Stock issued for services	150,000				82			82

Comprehensive loss									$(665)

Balance at June 30, 2011	41,771,469	$4	100,000	$100	$99,707	$(185)	$(97,507)	$2,119

Net loss							(931)	(931)	(931)
Foreign currency translation						(59)		(59)	(59)
Issuance of warrants to vendor for services rendered					69			69
Stock issued for services					22			22

Comprehensive loss									$(990)

Balance at September 30, 2011	41,771,469	$4	100,000	$100	$99,798	$(244)	$(98,438)	$1,220

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	6 Months Ended September 30, 2011	6 Months Ended September 30, 2010
Cash flows from operating activities
Net (loss)/income	$(1,702)	$361
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	-	(4,315)
Depreciation and amortization	209	567
Amortization of debt discount	418	-
Allowance for doubtful accounts	(11)	(288)
Stock-based compensation	69	411
Warrants issued for services	84	172
Stock issued for services	104	-
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	708	2,900
Prepaid expenses and other current assets	(54)	(12)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(70)	(230)
Accrued license fees	239	358
Accrued compensation	(178)	(111)
Other liabilities and other items:	(133)	(171)
Net cash used in operating activities	(316)	(358)

Cash flows from investing activities

Purchase of property and equipment	(4)	(121)
Transaction costs	-	(905)
Cash remaining with disposed subsidiary	-	(641)
Net cash used in investing activities	(4)	(1,667)

Cash flows from financing activities

Proceeds from new convertible debt	-	2,500
Net cash provided by financing activities	-	2,500

Effect of exchange rate changes on cash and cash equivalents	47	17

Net change in cash and cash equivalents	(273)	492

Cash and cash equivalents, beginning of period	845	1,891

Cash and cash equivalents, end of period	$572	$2,383

Supplemental disclosure of cash flow information:

Taxes paid	$31	$133

Interest paid	$745	$1,041

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Notes to unaudited Consolidated Financial Statements

(all numbers in thousands except per share amounts)

1.	Organization

NeuMedia, Inc. (“we”, “us”, “our”, the “Company” or “NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008.  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc.  On May 11, 2010, Mandalay Media merged into its wholly-owned, newly formed subsidiary, NeuMedia Inc. (“NeuMedia”), with NeuMedia as the surviving corporation. NeuMedia issued: (1) one new share of common stock in exchange for each share of Mandalay Media’s outstanding common stock and (2) one new share of preferred stock in exchange for each share of Mandalay Media’s outstanding preferred stock as of May 11, 2010. NeuMedia’s preferred and common stock had the same status and par value as the respective stock of Mandalay Media and NeuMedia acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mandalay Media.

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

Management has taken or plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence, including the following:

•	settled certain payables for shares of the Company’s common stock

•	entered into settlements with two strategic partners that allow the Company to reduce royalty payments

•	reducing ongoing operating expenses

•	raising additional equity capital

•	strategic acquisitions

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly and annual financial statements.  The financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for each period presented.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. All stock options, warrants, convertible notes, and convertible Series A Preferred Stock were excluded from the diluted loss per share calculation due to their anti-dilutive effect.  Potentially dilutive shares from stock options, warrants, convertible notes, and convertible Series A preferred stock were as follows:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Potentially dilutive shares	28,305	12,917	27,491	6,516

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Minimum Guarantee License Fees

The Company at times may enter into contracts with licensors that include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, and share of the relevant licensor to evaluate the future realization of future royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, product life cycle status, product development plans, and current and anticipated sales levels, as well as other qualitative factors. To the extent that this evaluation indicates that the remaining future guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues and a liability in the period that impairment is indicated.

Content Acquired

At times the Company may pay amounts to third party content providers as part of an agreement to make content available to the Company for a term or in perpetuity, without a revenue share.  These amounts would be capitalized and included in the balance sheet as prepaid expenses, and would then be expensed over the estimated life of the content acquired.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $2 and $13 in the three months ended September 30, 2011 and 2010, respectively,  and $6 and $24 in the six months ended September 30, 2011 and 2010, respectively. Advertising expense for discontinued operations was $0 and $0 in the three months ended September 30, 2011 and 2010 and $0 and $956 in the six ended September 30, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

As of September 30, 2011 and March 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $47 and $138 in the six months ended September 30, 2011 and September 30, 2010, respectively, have been reported as a components of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national mobile phone operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2011, one major customer represented approximately 46% of our gross accounts receivable outstanding, and 45% of gross accounts receivable outstanding as of September 30, 2010. This customer accounted for 44% of our gross revenues in the period ended September 30, 2011; and 51% in the period ended September 30, 2010.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

In the period ended September 30, 2011 the Company determined that there was no impairment of intangible assets.  In the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets, amounting to $4,482. In the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance, and determined it doesn’t have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance, and determined it doesn’t have a material effect on its consolidated financial statements.

Recently Issued  Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance,  but does not expect its adoption will have a material effect on its consolidated financial statements.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

In September 2011, the Financial Accounting Standards Board (FASB) issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.  The Company determined the fair value of the warrants issued to be $250, using the Black-Scholes option pricing model and the following assumptions:  expected life of 4.5 years, a risk free interest rate of 1.76%, a dividend yield of 0% and volatility of 75%.

At September 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

(in thousands)	Total	Level 1	Level 2	Level 3
Stock warrant - derivative liability	(250)	-	(250)	-

The stock warrant –derivative liability is included in other current liabilities in the accompanying consolidated balance sheet.

Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2011 the Company had incurred cumulative impairment losses on goodwill and other intangible assets of $68,770 based on the fair value measurement methods and criteria described in Note 9.  For the period ended September 30, 2011 the Company determined that there was no evidence of impairment and therefore no additional impairment loss was recorded.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

5.	Accounts Receivable

	September 30,	March 31,
	2011	2011
Billed	$957	$1,523
Unbilled	1,130	1,272
Less: allowance for doubtful accounts	(85)	(96)
Net Accounts receivable	$2,002	$2,699

The Company had no significant write-offs or recoveries during the period ended September 30, 2011 and the year ended March 31, 2011.

6.	Property and Equipment

	September 30,	March 31,
	2011	2011
Equipment	$1,003	$1,006
Furniture & fixtures	335	328
Leasehold improvements	140	140
	1,478	1,474
Accumulated depreciation	(1,180)	(1,086)
Net Property and Equipment	$298	$388

Depreciation expense for continuing operations was $53 and $71 in the three months ended September 30, 2011 and 2010 and $114 and $153 in the six months ended September 30, 2011 and 2010, respectively.  Depreciation expense for discontinued operations was $0 and $0 in the three months ended September 30, 2011 and 2010 and $0 and $27 in the six months ended September 30, 2011 and 2010, respectively.

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

	Number of	Weighted Average
(in thousands)	Shares	Exercise Price
Outstanding at March 31, 2011	6,187	$1.79
Granted	-	$-
Canceled	(347)	$0.48
Exercised	-	$-
Outstanding at September 30, 2011	5,840	$1.87
Exercisable at September 30, 2011	5,840	$1.87

In April 2011, two former employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements.

The exercise price for options outstanding and options exercisable at September 30, 2011 was as follows:

Options Outstanding and Exercisable

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	September 30, 2011	Price	Value

$0 - $1.00	4.81	2,923	$0.49	$612,310
$2.00 - $3.00	6.69	2,117	$2.67	$-
$4.00 - $5.00	6.38	800	$4.75	$-
	5.71	5,840	$1.87	$612,310

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Stock Plans

A summary of the status of the Company’s nonvested shares as of September 30, 2011 and March 31, 2011 pursuant to the Plan, and changes during the period ended September 30, 2011 is presented below:

Weighted Average
	Number of	Grant Date
(in thousands)	Shares	Fair Value
Nonvested at March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Exercised	-	$-
Nonvested at September 30, 2011	-	$-

Cumulative forfeited	(565)	$0.53

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2011	2010
Product development	$69	$4
Sales and marketing	$-	$10
General and administrative	$-	$222
	$69	$236

8.	Discontinued Operations

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

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

In accordance with FASB ASC 360, Property, Plant and Equipment, the Company recorded a gain of $4,315 on the sale of AMV.

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

Goodwill

The Company's carrying amount of goodwill for the periods ended September 30, 2011 and March 31, 2011 was $6,609

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended September 30, 2011. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Other Intangible Assets

The following is a reconciliation of the changes to the Company's carrying amount of intangible assets for the period ended September 30, 2011 and the year ended March 31, 2011:

	Amortizable	Unamortizable	Total
	Intangible Assets	Intangible Assets	Intangible Assets
Balance at March 31, 2011	$893	$2,473	$3,366
Amortization	(115)	-	(115)
Balance at September 30, 2011	$778	$2,473	$3,251

The components of intangible assets as at September 30, 2011 and March 31, 2011 were as follows:

	As of September 30, 2011
		Accumulated
	Cost	Amortization	Net
	(in thousands)
Software	$1,611	$(833)	$778
Tradename/Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,496)	$3,251

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net
		(in thousands)
Software	$1,611	$(718)	$893
Tradename/Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,381)	$3,366

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company recorded amortization expense for continuing operations of $58 and $86, and $115 and $172 during the three and six month periods ended September 30, 2011 and 2010, respectively, in cost of revenues; and amortization expense in the amount of $0 and $19, and $0 and $36 during the three and six month periods ended September 30, 2011 and 2010, respectively, in operating expenses. During the three and six month periods ended September 30, 2011 and 2010 the Company recorded amortization expense for discontinued operations in the amount of $0 and $0, and $0 and $26, respectively, in cost of revenues; and amortization expense in the amount of $0 and $0, and $0 and $40, respectively, in operating expenses.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

Based on the amortizable intangible assets as of September 30, 2011, we estimate amortization expense for the next five years to be as follows:

Amortization
Forthe twelve months ending September30,	Expense
(in thousands)
2012	232
2013	232
2014	232
2015	82
$778

10.	Debt

	September 30,	March 31,
	2011	2011
Short Term Debt

Note Payable	$100	$100
Equipment Leases and accrued interest on debt	809	15
	$909	$115

	September 30,	March 31,
	2011	2011
Long Term Debt

Senior secured note, net of discount,
of $1,438 and $1,856, respectively	$1,062	$644
Secured note	3,500	3,500
	$4,562	$4,144

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the period ended September 30, 2011, the Company amortized $418 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011. For the six month periods ended September 30, 2011 and 2010, the Company incurred management fees under the agreement of $180 and $180, respectively. At September 30, 2011 and March 31, 2011, the accrued payable to Trinad Management was $135 and $135, respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $0 and $30 respectively for the six month periods ended September 30, 2011 and 2010.

12.	Capital Stock Transactions

Preferred Stock

There are 100 shares of Series A Convertible Preferred Stock (“Series A”) authorized, issued and outstanding. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an as if-converted basis. The holder of the Series A  has agreed not to exercise certain rights until such time as the Amended ValueAct Note has been repaid in full.

Common Stock and Warrants

On April 1, 2011, 347,244 shares of common stock of the Company were issued to two former employees of the Company, as compensation, at the closing market price on that date of $0.58 cents per share, resulting in a total value of $201. In addition, the employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements which were valued at $132. The Company determined the fair value of the cancelled options using the Black-Scholes option pricing model and the following assumptions:  expected life of 5.11 years, a risk free interest rate of 1.76%, a dividend yield of 0% and volatility of 75%. The net value of the termination was $69.

On April 6, 2011, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares vest over a one year period.  The shares were valued at the closing market price on that date of $0.55 cents per share.  The overall value was determined to be $83, of which $44 was recorded through the period ended September 30, 2011.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

On April 6, 2011, the Company issued warrants to purchase 75,000 shares of the Company’s common stock to a vendor, as compensation for services rendered, at $0.25 cents per share. The Company initially determined the fair value of the warrants issued to be a $28, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 1.36%, a dividend yield of 0% and volatility of 75%.  The warrants vest over a six month period and $34 of expense has been recorded through the period ended September 30, 2011.

In May 2011, 150,000 shares of common stock of the Company were issued to a vendor as a settlement, at the closing market price on that date of $0.40 cents per share, resulting in a total value of $60.

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. The Company determined the fair value of the warrants issued to be $33, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.74%, a dividend yield of 0% and volatility of 75%. The warrants vest over a one year period and $17 of expense has been recorded through the period ended September 30, 2011.

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. The Company determined the fair value of the warrants issued to be $33, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.81%, a dividend yield of 0% and volatility of 75%. The warrants vest over a one year period and $33 of expense has been recorded in the period ended September 30, 2011.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2011.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of September 30, 2011 and March 31, 2011. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended September 30, 2011 and 2010.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended September 30, 2011:

	North		Other
	America	Europe	Regions	Consolidated
Three Months ended September 30, 2011 Net sales to unaffiliated customers	50	1,316	572	$1,938

Six Months ended September 30, 2011 Net sales to unaffiliated customers	107	2,835	889	$3,831

Property and equipment, net at September 30, 2011	234	63	1	$298

Our largest customer accounted for 44% of gross revenues in the period ended September 30, 2011; and 51% in the period ended September 30, 2010.

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at September 30, 2011:

Year Ending September 30,

2012	$24
2013	$6
Total minimum lease payments	$30

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $92 and $184, respectively, for the periods ended September 30, 2011 and 2010.

Other Obligations

As of September 30, 2011, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 11 with initial terms greater than one year at September 30, 2011.  As of September 30, 2011, accrued management fees payable to Trinad Management  are $135. Annual payments relating to these commitments at September 30, 2011 are as follows:

Year Ending September 30,

2012	$7
Total minimum payments	$7

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) are parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085.  WAAT has counter-sued claiming GMCI is not entitled to the claimed amount and that it has breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI has filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim.  On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages have been limited to the amount of minimum royalty installments that accrued prior to termination of the content license agreement in the amount of approximately $800. Trial has been scheduled for April 16, 2012. WAAT intends to vigorously defend against this action.  Principals of both parties continue to communicate to find a mutually acceptable resolution. The Company has accrued for its estimated liability in this matter.

NeuMedia, Inc. and Subsidiaries
(formerly known as Mandalay Media, Inc.)

The Company is subject to various claims and legal proceedings arising in the normal course of business.  Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any in the aggregate of other claims will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

17.	Subsequent Events

As previously disclosed, on July 11, 2011, Peter Adderton has been appointed as the interim Chief Executive Officer of the Company effective July 15, 2011 and pursuant to the terms of the agreement described below.  Mr. Adderton, is currently the chairman and Chief Executive Officer of Agency 3.0, a digital marketing services company, where he leads the company's practice focusing on mobile and wireless clients. In addition, he is also Founder and Chief Executive Officer and a majority owner of Digital Turbine Group, LLC, a multimedia management technology company.  Mr. Adderton's appointment as interim Chief Executive Officer of the Company was made in connection with the Company amending its previously announced letter of intent to acquire Digital Turbine LLC. On September 30, 2011, the Company entered into a memorandum of understanding setting forth certain material terms relating to the following agreements: (i) an asset purchase agreement whereby the Company will acquire all of the assets of Digital Turbine, LLC and its wholly-owned subsidiaries, and in return, the Company will issue 50,000 shares of restricted stock to the equity holders of Digital Turbine, LLC; (ii) a written employment agreement with Peter Adderton, pursuant to which he will become the Chief Executive Officer of the Company; and (iii) certain employee, consulting and/or other agreements, pursuant to which the Company will issue shares of restricted stock to various parties. The consummation of the foregoing transactions is subject to certain closing conditions, including without limitation: (i) the successful completion of an equity financing by the Company with gross proceeds equal to at least $1 million; (ii) satisfaction of Peter Adderton's dispute with VAC, the acquisition by a third party of the VAC Note, and the conversion of $3 million in principal amount of the VAC Note into shares of the common stock of the Company at a conversion price of $1.00 per share; and (iii) the negotiation, execution and delivery of definitive agreements.  Although the Company is currently negotiating the terms of the definitive documents, the terms of the proposed transactions outlined in the memorandum of understanding may not occur on the terms currently set forth in the memorandum of understanding or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2011. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “NeuMedia” or the “Company” refer to the business and operations of NeuMedia, Inc. (“NeuMedia”) through its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Historical Operations of NeuMedia, Inc.

NeuMedia, Inc., formerly known as Mandalay Media, Inc., was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

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

As part of the Merger, NeuMedia agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct” or “VAC”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note” or the “VAC Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct  - also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby NeuMedia agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and NeuMedia is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

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

Twistbox is a global, mobile data services company primarily focused on enabling and optimizing the development, distribution and billing of content and applications across mobile networks. Operating since 2003, Twistbox publishes content in over 28 countries with distribution representing more than five hundred million subscribers. Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content, a proprietary publishing platform that includes tools to  automate device management and billing of content and applications; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handsets; a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified programming and services; a suite of value added billing technologies that allow for in-application billing, and Digital Rights Management (DRM) solutions. Twistbox has leveraged its intellectual property and carrier-class technology to secure direct distribution and/or enabling agreements with leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, Hutchison’s 3, and SFR.

Twistbox maintains a global distribution agreement with Vodafone. Through this relationship, in certain markets Twistbox serves as one of Vodafone’s exclusive category portal managers.  Twistbox has similar exclusive agreements with other operators in selected territories.

In addition to its carrier publishing and enabling business, Twistbox operates a mobile ad network and suite of direct to consumer services that are promoted through advertising, as well as from other mobile publishers. Payments for the Company’s direct to consumer services are processed through integration with the Company’s own mobile billing solutions, 3rd party mobile billing aggregators, and credit card processing companies.

Twistbox target customers are the lucrative, tech-savvy 18 to 40 year old demographic. This group is a leading consumer of new mobile handsets and represents more than 50% of mobile content consumption revenue globally.  In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

RESULTS OF OPERATIONS

	3 months ended	3 months ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$1,938	$2,077	$3,831	$4,936
Cost of revenues	717	1,085	1,266	1,747

Gross profit	1,221	992	2,565	3,189
SG&A	1,906	2,633	3,721	6,132
Amortization of intangible assets	-	19	-	36
Impairment of goodwill	-	-	-	-

Operating loss	(685)	(1,660)	(1,156)	(2,980)
Interest expense, net	(377)	(359)	(745)	(1,037)
Other income / (expenses)	131	(168)	230	(513)

Loss before income taxes	(931)	(2,187)	(1,671)	(4,530)
Income tax provision	(0)	(65)	(31)	(133)

Loss from continuing operations	(931)	(2,252)	(1,702)	(4,663)
Profit from discontinued operations, net of taxes	-	-	-	709
Gain on disposal of discontinued operations, net of taxes	-	-	-	4,315

Net (loss) income	$(931)	$(2,252)	$(1,702)	$361

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.02)	$(0.06)	$(0.04)	$(0.12)
Discontinued operations	$-	$-	$-	$0.13
Net loss	$(0.02)	$(0.06)	$(0.04)	$0.01
Basic and Diluted weighted average shares outstanding	41,771	35,957	41,725	37,655

Comparison of the Three and Six Months Ended September 30, 2011 and 2010

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues by type:

Services	$234	$341	$469	$871
Content - Games	143	270	315	612
Content - Other	1,178	1,232	2,370	2,911
Advertising	383	234	678	542
Total	$1,938	$2,077	$3,831	$4,936

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. Services revenue tends to be project-based, often resulting in significant variances from period to period, dependent on the timing of customers’ projects. The decrease in Services revenue in the three months, as well as the six months ended September 30, 2011 is primarily the result of the timing of the completion of development projects undertaken by our technology and development team in the quarter.

“Content – Games” includes both licensed and internally developed games for use on mobile phones. The decline in revenue largely reflects a strategic decision to curtail investment in the development of games for on-deck carrier sales. We intend to focus on enabling this category of publishers and developers with sophisticated technologies that allow for more flexible business models and advanced application interaction. Games sales through our games platform in Germany have declined in the period, as a result of both our refocused strategy and an overall shift within the market ecosystem toward off-deck application storefronts.

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

Cost of Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cost of revenues:

License fees	$660	$989	$1,151	$1,575
Other direct cost of revenues	58	97	115	172

Total cost of revenues	$718	$1,086	$1,266	$1,747

Revenues	$1,938	$2,077	$3,831	$4,936

Gross margin	62.9%	47.7%	67.0%	64.6%

License fees represent costs payable to content providers for use of their brands and intellectual property in products sold. Our licensing agreements are mainly on a revenue-share basis. Margins in the current quarter are higher than the same quarter in the prior year.  License fees in the prior year quarter included the amortization of prepaid license fees, improving gross margin by 15.2%.  In  the current year quarter, the Company improved margins through better optimization of content properties across its network of sites and distribution channels.

Operating Expenses

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Product development expenses	$484	$1,060	$1,149	$2,134

Sales and marketing expenses	222	453	456	1,049

General and administrative expenses	1,200	1,120	2,116	2,949

Amortization of intangible assets	-	19	-	36

Product development expenses include the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs.  Due to strategic changes in the focus of the development business as well as the consolidation of the device operating systems within the marketplace, headcount has been reduced from period to period.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including headcount have been reduced from period to period in an effort to streamline the business.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, depreciation and bad debt expenses. While salaries and related expenses decreased in the quarter, this was more than offset by the increase in consulting and professional fees, mainly incurred through stock compensation.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to the Twistbox acquisition and attributed to operating expenses. The reduction in amortization expense is the result of reduced basis following the impairment write down in the last fiscal year.

Other Income and Expenses

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Interest and other (expense)	$(245)	$(527)	$(515)	$(1,549)

Profit from discontinued operations, net of taxes	$-	$-	$-	$709

Gain on disposal of discontinued operations, net of taxes	$-	$-	$-	$4,315

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the ValueAct Note and the Senior Secured Note, foreign exchange transaction gains, and other income/expense. Interest costs are lower by $296 due to the significant reduction in debt that occurred in the first quarter of last year. Other income was the result of the settlement of debt with a service provider, offset by the loss resulting from the change in fair value measurement of derivative liabilities.

Financial Condition

Assets

Our current assets related to continuing operations totaled $2.9 million and $3.8 million at September 30, 2011 and March 31, 2011, respectively. Total assets related to continuing operations were $13 million and $14.2 million at September 30, 2011 and March 31, 2011, respectively. The decrease in both current and total assets is primarily due to lower cash and receivables balances.

Liabilities and Working Capital

At September 30, 2011, our total liabilities were $11.8 million, compared to $11.5 million at March 31, 2011. The Company had negative working capital of $4.4 million at September 30, 2011 and negative working capital of $3.6 million at March 31, 2011.  The change reflects a decrease in cash and accounts receivable of $970 offset by an increase in prepaid expense of $54.  Additionally, there was a decrease in accounts payable and other liabilities of $858, offset by an increase in the current portion of long-term debt due to interest and debt discount expense of $742.

Liquidity and Capital Resources

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Consolidated Statement of Cash Flows Data:

Cash flows used in operating activities	47	7	316	358
Cash flows provided by/(used in) investing activities	30	(421)	(4)	(1,667)
Cash flows provided by financing activities	-	-	-	2,500

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

The primary sources of liquidity have historically been issuance of common and preferred stock, and borrowings under credit facilities. In the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, further borrowings or further capital raises. Assuming there are no further changes in sales and expense trends experienced from this second quarter of fiscal 2012, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Operating Activities

In the period ended September 30, 2011, we used $0.3 million of net cash, flowing from the overall loss of $1.7 million (offset by non-cash charges of $0.9 million that include depreciation, amortization, stock based compensation and other comprehensive income of $0.05 million). While items generating cash included increases in accrued license fees of $0.2 and decreases in accounts receivable of $0.7 million, the Company decreased accounts payable, accrued compensation and other liabilities by $0.4 million.

As of September 30, 2011, the Company had approximately $0.6 million of cash. We may require additional cash resources for working capital, or due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

In June 2011, the Company issued options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.47 per share to two advisory board members for consulting services.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Twistbox has historically generated and expects to continue to generate the majority of its revenues from mobile phone carriers that market, distribute and/or bill for content. These carriers generally charge a one-time purchase fee or a subscription fee on their subscribers’ phone bills when the subscribers download content published or enabled by Twistbox technology to their mobile phones. The carriers and 3rd party billing aggregators perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each transaction. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content with more flexible purchase options via their mobile devices. At the same time, carriers and major publishers are focusing on a small group of experienced enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, 3rd party platforms and publishers are seeking enablers that have the ability to distribute content and solutions globally through trusted relationships with carriers. We believe Twistbox has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level few companies are capable of. We also believe that leveraging carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, and continued expansion of our ability to bill for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

Because many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season, and because many end users download content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in our March quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter. In addition to these possible seasonal patterns, our revenues may be impacted by declines in users visiting carrier portals, new or changed carrier deals, and by changes in the manner that our major carrier partners market our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

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

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games or applications, which are based on our own intellectual property, require no royalty payments to licensors. Branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and non-game content such as videos and mobile TV, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. For other content, we believe that success is driven by the carrier’s deck placement, the popularity of the content, by quality and by brand recognition. If our product mix shifts more to licensed content with higher royalty rates, our gross margin would decline. For other content as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance, and determined it doesn’t have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2011. The Company evaluated this guidance, and determined it doesn’t have a material effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Brazil and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of September 30, 2011, our largest customer (in multiple territories) represented approximately 46% of our gross accounts receivable outstanding.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company‘s disclosure controls and procedures were effective.

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

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the second quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 and our Quarterly Report on Form 10-Q for the period ended June 30, 2011. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

We are increasingly dependent on information technology in our operations. If our computer systems fail or if we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to support all aspects of our geographically diverse business operations. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and other customers and suppliers. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. We may experience problems with the operation of our information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved, affecting our ability to realize projected and expected cost savings and causing significant loss. Damage or interruption to our computer systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. A prolonged interruption or failure of any of our systems or their connective networks could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows. Additionally, a compromise of our security systems resulting in unauthorized access to certain personal information about our customers could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of customers. A security breach could also require that we expend significant additional resources related to our information security systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

None
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

NeuMedia, Inc.

Date: November 14, 2011	By:	/s/ Peter Adderton
Peter Adderton
Interim Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Lisa Lucero
Lisa Lucero
CFO, Twistbox Entertainment, Inc.
(Principal Financial Officer)