Form 10-Q
period 2011-12-31
Mandalay Digital Group, Inc.
filed 2012-02-24
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number   00-10039

MANDALAY DIGITAL GROUP, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4751 Wilshire Blvd 3rd Floor, Los Angeles, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

(310) 601-2500

(Registrant’s Telephone Number, including area code)

NeuMedia, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

On February 16, 2012, there were 52,146,469 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

MANDALAY DIGITAL GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Financial Statements

December 31, 2011

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	March 31,
	2011	2011
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$7,406	$845
Accounts receivable, net of allowances of $67 and $96, respectively	1,945	2,699
Prepaid expenses and other current assets	376	296

Total current assets	9,727	3,840

Property and equipment, net	265	388
Intangible assets, net	3,193	3,366
Goodwill	6,609	6,609

TOTAL ASSETS	$19,794	$14,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,939	$3,807
Accrued license fees	1,259	1,189
Accrued compensation	156	371
Current portion of long term debt and convertible debt, net of discounts of $6,942 and $0, respectively	169	273
Embedded conversion option liabilities, current portion	6,068	-
Warrant derivative liabilities	8,991	223
Other current liabilities	964	1,261

Total currrent liabilities	20,546	7,124

Long term debt and convertible debt, net of discounts of $1,228 and $1,856, respectively	5,735	4,461
Long term embedded conversion option liabilities	11,045	-

Total liabilities	$37,326	$11,585

Stockholders' equity
Preferred stock
Series A convertible preferred stock
at $0.0001 par value; 100,000 shares authorized,issued and outstanding
(liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized;
51,271,469 issued and outstanding at December 31, 2011;
41,274,225 issued and outstanding at March 31, 2011;	5	4
Additional paid-in capital	87,877	99,541
Accumulated other comprehensive loss	(198)	(291)
Accumulated deficit	(105,316)	(96,736)

Total stockholders' (deficit) / equity	(17,532)	2,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,794	$14,203

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Net revenues	$1,957	$2,048	$5,788	$6,983

Cost of revenues
License fees	733	1,172	1,885	2,747
Other direct cost of revenues	57	86	172	259

Total cost of revenues	790	1,258	2,057	3,006

Gross profit	1,167	790	3,731	3,977

Operating expenses
Product development	430	929	1,578	3,063
Sales and marketing	204	597	660	1,647
General and administrative	6,648	1,318	8,764	4,266
Amortization of intangible assets	-	18	-	54
Impairment of goodwill and intangible assets	-	6,028	-	6,028

Total operating expenses	7,282	8,890	11,002	15,058

Loss from operations	(6,115)	(8,100)	(7,271)	(11,081)

Interest and other income / (expense)
Interest expense	(1,693)	(358)	(2,438)	(1,397)
Foreign exchange transaction gain / (loss)	(71)	42	(54)	(127)
Other income / (expense)	1,033	(30)	1,247	(372)

Interest and other expense	(731)	(346)	(1,245)	(1,896)

Loss from operations before income taxes	(6,846)	(8,446)	(8,516)	(12,977)

Income tax provision	(32)	(45)	(64)	(178)
Net loss from continuing operations net of taxes	(6,878)	(8,491)	(8,580)	(13,155)

Discontinued operations, net of taxes:
Income from discontinued operations net of taxes	-	-	-	709
Gain on disposal of discontinued operations, net of taxes	-	-	-	4,315
Net income from discontinued operations, net of taxes	-	-	-	5,024

Net (loss)/profit	$(6,878)	$(8,491)	$(8,580)	$(8,131)

Comprehensive (loss)/income	$(6,832)	$(8,495)	$(8,487)	$(7,995)

Basic and diluted net income / (loss) per common share	$(.016)	$(0.23)	$(0.21)	$(0.22)
Continuing operations	$(0.16)	$(0.23)	$(0.21)	$(0.35)
Discontinued operations	$-	$-	$-	$0.14

Weighted average common shares outstanding,
basic and diluted	41,966	36,174	41,808	37,159

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total	Loss

Balance at March 31, 2011	41,274,225	$4	100,000	$100	$99,541	$(291)	$(96,736)	$2,618

Net loss							(771)	(771)	(771)

Foreign currency translation						106		106	106

Issuance of common stock as part of compensation	347,244				69			69

Issuance of warrants to vendor for services rendered					15			15

Stock issued for services	150,000				82			82

Comprehensive loss									$(665)

Balance at June 30, 2011	41,771,469	$4	100,000	$100	$99,707	$(185)	$(97,507)	$2,119

Net loss							(931)	(931)	(931)

Foreign currency translation						(59)		(59)	(59)

Issuance of common stock as part of compensation								-

Issuance of warrants to vendor for services rendered					69			69

Stock issued for services					22			22

Comprehensive loss									$(990)

Balance at September 30, 2011	41,771,469	$4	100,000	$100	$99,798	$(244)	$(98,438)	$1,220

Net loss							(6,878)	(6,878)	(7,223)

Foreign currency translation						46		46	46

Issuance of restricted stock for services	8,883,333	$1			$5,548			5,549

Issuance of restricted stock for acquisition of assets	50,000				31			31

Issuance of warrants to vendor for services rendered					49			49

Derivative Liabilities					(17,549)			(17,549)

Comprehensive loss									$(7,177)

Balance at December 31, 2011	51,271,469	$5	100,000	$100	$87,877	$(198)	$(105,316)	$(17,532)

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows (unaudited)

 (In thousands)

	9 Months Ended	9 Months Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(8,580)	$(8,131)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes,
net of impact of foreign currency translation	-	(4,315)
Depreciation and amortization	332	538
Amortization of debt discount	686	438
Allowance for doubtful accounts	(29)	(202)
Stock-based compensation	-	419
Impairment of goodwill and intangibles	-	6,028
Fair value or financing costs related to conversion options	1,255	-
Warrants issued for services	133	172
Stock issued for services	5,753	-
Increase/(decrease) in fair value of derivative liabilities	74	-
PIK interest	488	317
Settlement of debt with a supplier	(1,079)	-
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	783	3,307
Prepaid expenses and other current assets	(80)	267
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	211	241
Accrued license fees	70	370
Accrued compensation	(215)	(161)
Other liabilities and other items:	(289)	(407)

Net cash used in operating activities	(487)	(1,119)

Cash flows from investing activities

Purchase of property and equipment	(10)	(60)
Transaction costs	-	(906)
Cash remaining with disposed subsidiary	-	(641)

Net cash used in investing activities	(10)	(1,607)

Cash flows from financing activities

Proceeds from new convertible debt	7,000	2,500
Payment of equipment leases	(11)	-

Net cash provided by financing activities	6,989	2,500

Effect of exchange rate changes on cash and cash equivalents	69	19

Net change in cash and cash equivalents	6,561	(207)

Cash and cash equivalents, beginning of period	845	1,891

Cash and cash equivalents, end of period	$7,406	$1,684

Supplemental disclosure of cash flow information:

Taxes paid	$64	$179

Interest paid	$1	$2

Supplemental disclosure of non-cash investing activities:

Acquisition of asset for 50,000 shares of the Company's common stock	$31	$-

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except per share amounts)

1.	Organization

Mandalay Digital Group, Inc. (“we”, “us”, “our”, the “Company” or “Mandalay Digital”), formerly NeuMedia, Inc. (“NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation, the surviving company, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc.  Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., February 12, 2008.  On September 14, 2007, Mediavest was re-incorporated in the state of Delaware as Mandalay Media, Inc. On May 11, 2010 the Company merged with a wholly-owned, newly formed subsidiary, changing its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to Mandalay Digital Group, Inc.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

On December 28, 2011, the Company acquired the assets of Digital Turbine Group, LLC (“Digital Turbine”) in exchange for 50,000 shares of the Company’s common stock.

Digital Turbine provides a cross-platform user interface and multimedia management system for carriers and original equipment manufacturers (OEMs). The modular platform can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Aspects of the platform, such as the Magnet toolbar, allow carriers and OEMs to better control the data presented to their users while giving them a more efficient way of finding and purchasing the content. The Company evaluated the components of the purchase under FASB ASC 805, and determined the purchase to be an acquisition of assets. The Company applied the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The components of the purchase are outlined below, and were expensed directly to production expenses under research and development costs.

Asset	Fair Value
Software	29,000
Trademarks, Trade and Domain Names	1,500
Total	$30,500

2.	Going Concern

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

Management has taken or plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence, including the following:

•	raised $7 million in convertible debt during the period ending December 31, 2011

•	settled certain payables for shares of the Company’s common stock

•	settled certain payables resulting in a significant reduction to accrued license fees and accounts payable

•	entered into settlements with two strategic partners that allow the Company to reduce royalty payments

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

•	reduced ongoing operating expenses

•	seeking approval to increase the number of authorized common shares in order to have sufficient shares to issue for future strategic acquisitions

•	raising additional equity capital

There can be no assurance that the Company will be able to achieve the steps as planned to continue as a going concern.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Potentially dilutive shares	41,390	11,900	40,753	6,597

Comprehensive Loss

Comprehensive income consists of two components, net income and other comprehensive loss. Other comprehensive loss refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income currently includes only foreign currency translation adjustments.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $1 and $84 in the three months ended December 31, 2011 and 2010, respectively, and $7 and $109 in the nine months ended December 31, 2011 and 2010, respectively. There were no advertising expenses for discontinued operations in the three months ended December 31, 2011 and 2010, but there were advertising expenses of $0 and $956 in the nine months ended December 31, 2011 and 2010, respectively.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Fair Value of Financial Instruments

As of December 31, 2011 and March 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $93 and $134 in the nine months ended December 31, 2011 and December 31, 2010, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss. Translation gains or losses are shown as a separate component of stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national mobile phone operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. One major customer represented approximately 49% of our gross accounts receivable outstanding as of December 31, 2011, and 35% of our gross accounts receivable outstanding as of December 31, 2010. This customer accounted for 43% of our gross revenues in the period ended December 31, 2011; and 49% in the period ended December 31, 2010.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

In the period ended December 31, 2011 the Company determined that there were no triggering events that would cause an impairment of intangible assets. During the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets, amounting to $4,482. During the year ended March 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $5,736. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Stock-based compensation

We have applied FASB ASC 718 Share-Based Payment (“ASC 718”). Accordingly, we record stock-based compensation expense for all of our stock-based awards.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant estimates relate to revenues for periods not yet reported by carriers, derivative liabilities, accounts receivable allowances, and stock-based compensation expense.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

In accordance with ASC 820, the Company measures its cash and cash equivalents at fair value. The Company’s cash and cash equivalents are classified within Level 1 by using quoted market prices.

The Company uses Level 3 inputs for its valuation methodology for the warrant and convertible debt derivatives as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. On December 29, 2011, the Company issued a $7,000 convertible promissory note (“The New Convertible Note”). The Company determined that the conversion option was a beneficial conversion option that was required to be bifurcated and measured at fair value at each reporting period. Due to the New Convertible Note, the Company did not have sufficient authorized shares of common stock to satisfy all potential exercises of options, warrants and convertible notes. On December 29, 2011 the Company reclassified from additional paid in capital to derivative liabilities outstanding warrants and conversion options related to the New Convertible Note and Senior Secured Convertible Note.

At December 31, 2011, the Company determined the fair value of the embedded convertible option liabilities to be $17,113 using the Black-Scholes option pricing model with the following assumptions: 1) expected life between 0.997 and 1.47 years, 2) a risk free interest rate of .12%, 3) a dividend yield of 0% and 4) volatility of 175%.

At December 31, 2011, the Company determined the fair value of the derivative warrant liability to be $8,991 using the Black-Scholes option pricing model with the following assumptions: 1) expected life between 1.84 and 5.00 years, 2) a risk free interest rate between .25% and .84%, 3) a dividend yield of 0% and 4) a volatility of 175%.

The significant unobservable inputs used in the fair value measurement of the Company's derivative liabilities are volatility and risk free interest rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

At December 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Fair Value Measurements

(in thousands)	Total	Level 1	Level 2	Level 3

Embedded conversion option liabilities, current portion	$6,068	$-	$-	$6,068

Warrant derivative liabilities	8,991	-	-	8,991

Long term embedded conversion option liabilities	11,045	-	-	11,045

Total derivative liabilities	$26,104	$-	$-	$26,104

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

During the nine months ended December 31, 2011, the Company recorded a loss of $76 for the change in the valuation of the aforementioned liabilities, which is recorded as other expense in the accompanying consolidated statements of operations.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

The following table represents a reconciliation of liabilities measured on a recurring basis using significant unobservable inputs (level 3) as of December 31, 2011.

Fair Value Measurement Using Significant
Unobservable Inputs
(Level 3)

Balance, April 1, 2011	$223
Total gains or losses (realized/unrealized) included in earnings	76
Purchases, issuances and settlements	25,805
Ending balance, December 31, 2011	26,104

Total amount of gains and losses for the period included in earnings attributable to the change in unrealized gains or losses related to liabilities still held at the reporting date	76

The Company did not have any level 3 derivative liabilities measured at fair value for the 9 month period ended December 31, 2010.

Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2011 the Company had incurred cumulative impairment losses on goodwill and other intangible assets of $68,770 based on the fair value measurement methods and criteria described in Note 9. For the period ended December 31, 2011 the Company determined that there was no evidence of impairment and therefore no additional impairment loss was recorded.

5.	Accounts Receivable

	December 31	March 31,
	2011	2011

Billed	$901	$1,523
Unbilled	1,112	1,272
Less: allowance for doubtful accounts	(67)	(96)

Net Accounts receivable	$1,945	$2,699

The Company had no significant write-offs or recoveries during the period ended December 31, 2011 and the year ended March 31, 2011.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

6.	Property and Equipment

	December 31	March 31,
	2011	2011

Equipment	$1,014	$1,006
Furniture & fixtures	323	328
Leasehold improvements	140	140

	1,477	1,474
Accumulated depreciation	(1,212)	(1,086)

Net Property and Equipment	$265	$388

Depreciation expense for continuing operations was $45 and $74 in the three months ended December 31, 2011 and 2010 and $160 and $227 in the nine months ended December 31, 2011 and 2010, respectively. Depreciation expense for discontinued operations was $0 and $0 in the three months ended December 31, 2011 and 2010 and $0 and $27 in the nine months ended December 31, 2011 and 2010, respectively.

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

Option Plans

The following table summarizes options granted for the periods or as of the dates indicated:

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2011	6,187	$1.79
Granted	-	$-
Canceled	(356)	$0.48
Exercised	-	$-
Outstanding at December 31, 2011	5,831	$1.87
Exercisable at December 31, 2011	5,831	$1.87

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In April 2011, two former employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements.

In December 2011, the Company recorded the cancellation of 9,122 shares of common stock relating to three former employees.

The exercise price for options outstanding and options exercisable at December 31, 2011 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	December 31, 2011	Price	Value

$0 - $1.00	4.56	2,914	$0.49	$610,759
$2.00 - $3.00	6.44	2,117	$2.67	$-
$4.00 - $5.00	6.12	800	$4.75	$-
	5.46	5,831	$1.87	$610,759

 Stock Plans

A summary of the status of the Company’s nonvested shares as of December 31, 2011 and March 31, 2011 pursuant to the Plan, and changes during the period ended December 31, 2011 is presented below:

(in thousands)		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Exercised	-	$-
Nonvested at December 31, 2011	-	$-

Cumulative forfeited	(565)	$0.53

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Option Plans and Stock Plans

Total stock compensation expense is included in the following statements of operations components:

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2011	2010

Product development	$69	$4
Sales and marketing	$-	$10
General and administrative	$-	$222
	$69	$236

8.	Discontinued Operations

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Goodwill

The Company's carrying amount of goodwill for the periods ended December 31, 2011 and March 31, 2011 was $6,609

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended December 31, 2011. Because there were no indications of impairment present, the Company did not book an impairment in the period ended December 31, 2011. In the period ended December 31, 2010, the Company determined that there was an impairment of intangible assets, amounting to $4,482. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered a number of valuation approaches and methods and applied the most appropriate methods from the income, and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

Other Intangible Assets

The following is a reconciliation of the changes to the Company's carrying amount of intangible assets for the period ended December 31, 2011 and the year ended March 31, 2011:

		Tradename/
	Software	Trademark	Total
Balance at March 31, 2011, net	$893	$2,473	$3,366
Amortization	(173)	-	(173)
Balance at December 31, 2011, net	$720	$2,473	$3,193

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The components of intangible assets as at December 31, 2011 and March 31, 2011 were as follows:

	As of December 31, 2011
		Accumulated
	Cost	Amortization	Net
		(in thousands)
Software	$1,611	$(891)	$720
Tradename/Trade mark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,554)	$3,193

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net
		(in thousands)
Software	$1,611	$(718)	$893
Tradename/Trademark	2,473	-	2,473
Customer list	1,220	(1,220)	-
License agreements	443	(443)	-
	$5,747	$(2,381)	$3,366

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company recorded amortization expense for continuing operations of $58 and $86, and $173 and $259 during the three and nine month periods ended December 31, 2011 and 2010, respectively, in cost of revenues; and amortization expense in the amount of $0 and $18, and $0 and $54 during the three and nine month periods ended December 31, 2011 and 2010, respectively, in operating expenses. During the three and nine month periods ended December 31, 2011 and 2010 the Company recorded amortization expense for discontinued operations in the amount of $0 and $0, and $0 and $26, respectively, in cost of revenues; and amortization expense in the amount of $0 and $0, and $0 and $40, respectively, in operating expenses.

Based on the amortizable intangible assets as of December 31, 2011, we estimate amortization expense for the next four years to be as follows:

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

For the twelve months ending December 31,	Amortization Expense
(in thousands)
2012	232
2013	232
2014	232
2015	24
$720

10.	Debt

Short Term Debt

	December 31	March 31,
	2011	2011

Note Payable	$104	$100
Equipment Leases and accrued interest on debt	5	15
Convertible Note, net of discounts of $6,942 and $0, respectively	60	-
Accrued Interest, Senior Secured Note and Secured Note	-	158

	$169	$273

	December 31	March 31,
	2011	2011

Long Term Debt

Senior secured note, net of discount, of $1,228 and $1,856, respectively	$1,673	$776
Secured note	4,062	3,685

	$5,375	$4,461

Note Payable

On March 31, 2011 as a part of settlement of debt, the Company recorded a Note Payable to a service provider in the amount of $100.

Convertible Debt

On December 29, 2011, the Company sold and issued $7,000 of short term convertible notes (the “New Convertible Note”). The New Convertible Note bears interest at a rate of 3% per annum payable at the time of conversion. The term of the New Convertible Note is the earlier of (i) the date of the Company’s next equity financing round or (ii) the date that is one year following the date of the New Convertible Note. The New Convertible Note will automatically convert into shares of the Company’s common stock one year from the date of the New Convertible Note at a conversion price equal to (x) if in connection with a next equity financing round, a 25% discount to the actual or implied stock price in such financing or (y) if the Company does not complete the next equity financing round within one year of the date of the New Convertible Note, at 75% of the average trading price of the Company’s common stock for the 30-day period immediately prior to conversion. In no event shall the conversion price be less than $0.50.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The purchaser of the New Convertible Note also received a warrant (“Convertible Note Warrant”) to purchase shares of common stock of the Company. The number of shares which may be purchased under the Convertible Note Warrant is equal to an amount calculated by multiplying 25% by the quotient obtained by dividing the amount of the principal under the Note outstanding immediately prior to conversion by the conversion price. The conversion price is to be determined based on a qualified event or one year with an exercise price of no less than $0.50 per share.  The Convertible Note Warrant has a five year term.

The Company determined that the New Convertible Note has embedded conversion features that are required to be bifurcated and measured at fair value at each reporting. At the date of issuance, the fair value of the embedded conversion feature and the Convertible Note Warrant of the New Convertible Note was $8,255 using the Black-Scholes option pricing model with the following assumptions: 1) expected life of 1 year, 2) a risk free interest rate of .12%, 3) a dividend yield of 0% and 4) volatility of 175%. The Company determined the fair value of the Convertible Note Warrants to be $2,177, using the Black-Scholes option pricing model with the following assumptions: 1) expected life of 5 years, 2) a risk free interest rate of .88%, 3) a dividend yield of 0% and 4) volatility of 175%. The combined total discount pertaining to the conversion factor of the New Convertible Note and the Convertible Note Warrant was originally limited to the face value of the New Convertible Note of $7,000 and is being amortized over the term of the New Convertible Note, with the $1,255 fair value that exceeded the face value being charged to operations as interest expense. Through the nine months ended December 31, 2011, the Company amortized $58 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

ValueAct Note

On June 21, 2010 the ValueAct Note was amended and restated in its entirety and reduced to $3,500 of principal (the “Amended ValueAct Note”).

On December 16, 2011 the ValueAct Note was purchased in its entirety by Taja LLC and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). The Purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and the embedded conversion options are considered derivative instruments. On December 31, 2011, the Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $5,086, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of .84%, a dividend yield of 0% and volatility of 175%. In addition, the Company determined the value of the New Senior Secured Notes to be $11,045. The combined total discount for the New Senior Secured Notes was originally limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. Through the nine months ended December 31, 2011, the Company amortized $628 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011. For the nine month periods ended December 31, 2011 and 2010, the Company incurred management fees under the agreement of $180 and $270, respectively. At December 31, 2011 and March 31, 2011, the accrued payable to Trinad Management was $180 and $135, respectively. In March 2008, the Company entered into a month to month lease for office space with Trinad Management for rent of $9 per month, subsequently reduced to $5 per month.  Rent expense in connection with this lease was $0 and $40 respectively for the nine month periods ended December 31, 2011 and 2010.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Common Stock

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

On April 6, 2011, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares vest over a one year period. The shares were valued at the closing market price on that date of $0.55 cents per share. The overall value was determined to be $83, of which $66 was recorded through the period ended December 31, 2011.

In May 2011, 150,000 shares of common stock of the Company were issued to a vendor as a settlement, at the closing market price on that date of $0.40 cents per share, resulting in a total value of $60.

In December 2011, the Company issued 50,000 of common stock of the Company to Digital Turbine Group LLC for the purchase of its assets. The shares were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $31, and was recorded as an expense to research and development in product development costs as of December 31, 2011.

In December 2011, the Company issued an aggregate of 12,450,000 shares of common stock of the Company to 11 individuals. The shares issued vest over a two year period, based on three triggering events i) a financing of at least $5 million ii) if the Company's calculated total enterprise value exceeds $100 million, and iii) if the Company's calculated total enterprise value exceeds $200 million. On December 29, 2011 4,150,000 of the shares vested. The overall value was determined to be $2,532, and was recorded as an expense in the quarter ended December 31, 2011. The remaining 8,300,000 shares are not yet vested.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.62 cents per share. The overall value was determined to be $620, and $52 of expense was recorded through the period ended December 31, 2011.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.62 cents per share. The overall value was determined to be $620, and $52 of expense was recorded through the period ended December 31, 2011.

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.61 cents per share. The overall value was determined to be $610, and $5 of expense was recorded through the period ended December 31, 2011.

In December 2011, the Company issued 3,600,000 shares of common stock of the Company to a director. The shares are vested, but are restricted for a one year period. The shares were valued at the closing market price on that date of $0.61 cents per share. The overall value was determined to be $2,196, and $2,196 of expense was recorded through the period ended December 31, 2011.

In December 2011, the Company issued an aggregate of 3,400,000 shares of common stock of the Company to a director of the Company. The shares issued vest over a two year period, based on three triggering events i) a financing of at least $5 million ii) if the Company's calculated total enterprise value exceeds $100 million, and iii) if the Company's calculated total enterprise value exceeds $200 million. On December 29, 2011 1,133,333 of the shares vested. The overall value was determined to be $692, and was recorded as an expense in the quarter ended December 31, 2011. The remaining 2,266,667 shares are not yet vested.

Warrants

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

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. At December 31, 2011 the Company determined the fair value of the warrants issued to be $92, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.83%, a dividend yield of 0% and volatility of 175%. The warrants vest over a one year period and $53 of expense has been recorded through the period ended December 31, 2011.

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. At December 31, 2011 the Company determined the fair value of the warrants issued to be $92, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.83%, a dividend yield of 0% and volatility of 175%. The warrants vest over a one year period and $48 of expense has been recorded through the period ended December 31, 2011.

On December 29, 2011, the Company issued a convertible promissory note for $7,000, pursuant to which the Company issued warrants to purchase 3,500,000 shares based on 25% coverage and a conversion rate of $0.50. The exercise price was $0.50 at the date of issuance with a five year life. At December 29, 2011, the Company determined the fair value of the warrants to be $2,177 using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 0.88%, a dividend yield of 0% and volatility of 175%. The fair value of the warrants was recorded as a debt discount and will be amortized over one year.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2011.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of December 31, 2011 and March 31, 2011. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended December 31, 2011 and 2010.

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended December 31, 2011:

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended December 31, 2011
Net sales to unaffiliated customers	32	1,252	673	$1,957

Nine Months ended December 31, 2011
Net sales to unaffiliated customers	138	4,087	1,562	$5,788

Property and equipment, net
at December 31, 2011	207	57	1	$265

Our largest customer accounted for 43% of gross revenues in the period ended December 31, 2011; and 49% in the period ended December 31, 2010.

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2012.

Following is a summary of future minimum payments under initial terms of leases at December 31, 2011:

Year Ending December 31,
2012	$21
2013	$3
Total minimum lease payments	$24

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $133 and $284, respectively, for the periods ended December 31, 2011 and 2010.

Other Obligations

As of December 31, 2011, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and the management agreement described in Note 11 with initial terms greater than one year at December 31, 2011.  As of December 31, 2011, accrued management fees payable to Trinad Management are $180. Annual payments relating to these commitments are as of

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Year Ending December 31,
2012	$1,064
Total minimum payments	$1,064

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) were parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices.  GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485.  On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085.  WAAT counter-sued claiming GMCI was not entitled to the claimed amount and that it had breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand.  GMCI filed a demurrer to the counter-claim.  WAAT subsequently filed an amended counter-claim. On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages were limited to the amount of minimum royalty installments that accrued prior to termination of the content license agreement in the amount of approximately $800. Trial had been scheduled for April 16, 2012, however on December 22, 2011 the parties agreed to a settlement of $300 in favor of GMCI, pursuant to which WAAT will be required to pay GMCI $300 over a 30 month period, beginning December 28, 2011. As of December 31, 2011 the Company has accrued $290, which is included in Accounts Payable on the balance sheet.

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

On February 1, 2012, the Company entered into an employment agreement with David Mandell that appoints him as Executive Vice President, General Counsel of Mandalay Digital Group, Inc.

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Historical Operations of Mandalay Digital Group, Inc.

Mandalay Digital Group, Inc., formerly known as NeuMedia, Inc., was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 11, 2010, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to NeuMedia, Inc.

On February 6, 2012, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to Mandalay Digital Group, Inc.

On October 27, 2004, and as amended on December 17, 2004, Mandalay Digital filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) Mandalay Digital’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by Mandalay Digital to fund the expenses of remaining public; (4) 3.5% of the new common stock of Mandalay Digital (140,000 shares) was issued to the holders of record of Mandalay Digital’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of Mandalay Digital (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of Mandalay Digital (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, Mandalay Digital and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, Mandalay Digital was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE TWISTBOX MERGER

Mandalay Digital entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Mandalay Digital (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, each $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Mandalay Digital common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan (the “Plan”) was assumed by Mandalay Digital, subject to the same terms and conditions as were applicable under such Plan immediately prior to the Merger, except that (a) the number of shares of Mandalay Digital common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay Digital common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, Mandalay Digital also assumed all unvested Twistbox options. The Merger consideration consisted of an aggregate of up to 12,325,000 shares of Mandalay Digital common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of Mandalay Digital common stock required for assumption of the vested Twistbox options. Mandalay Digital reserved an additional 318,772 shares of Mandalay Digital common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, Mandalay Digital or any subsidiary of Twistbox or Mandalay Digital immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, Mandalay Digital agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct” or “VAC”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note” or the “VAC Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”).  Twistbox and ValueAct  - also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share.  Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby Mandalay Digital agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended,  pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and Mandalay Digital is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, Mandalay Digital consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement. The AMV Note was scheduled to mature on July 31, 2010, and bore interest at an initial rate of 5% per annum, subject to adjustment as provided therein.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, Mandalay Digital, Twistbox and ValueAct  entered into a Second Amendment to the ValueAct Note, which among other things, provided for a payment-in-kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that Mandalay Digital and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of Mandalay Digital and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay Digital and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

In addition, also on October 23, 2008, Mandalay Digital entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which Mandalay Digital agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to Mandalay Digital of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to Mandalay Digital on or about November 8, 2008.

On August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”).  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. In addition, also on August 14, 2009, Mandalay Digital, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

On January 25, 2010, Mandalay Digital, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of Mandalay Digital and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and Mandalay Digital must maintain was increased to $1,600,000.

On February 25, 2010, Twistbox received a letter (the “Letter”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Letter claimed that an event of default had occurred and was continuing under the ValueAct Note as  result of certain alleged defaults, including the failure to provide weekly evidence of compliance with certain of Twistbox’s and Mandalay Digital’s covenants under the ValueAct Note, the failure to comply with limitations on certain payments by Mandalay Digital and each of its subsidiaries, and the failure of Twistbox and Mandalay Digital to maintain minimum cash balances in deposit accounts of each of Twistbox and Mandalay Digital. The Letter also claimed that the Waiver had ceased to be effective as a result of the alleged failure of Mandalay Digital to comply with the conditions set forth in the Waiver.  On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”) in which ValueAct stated that an event of default had occurred under the ValueAct Note as a result of Twistbox’s and Mandalay Digital’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

On June 21, 2010, Mandalay Digital sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,231,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of Mandalay Digital held by ValueAct were cancelled and all warrants and common stock of Mandalay Digital held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by Mandalay Digital for a price of $0.02 per share.

Also on June 21, 2010, for purposes of capitalizing Mandalay Digital, Mandalay Digital sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, Mandalay Digital  - may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of Mandalay Digital at a conversion price of US$0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of Mandalay Digital and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of Mandalay Digital at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of Mandalay Digital.  Each Warrant has a five year term.

On December 16, 2011 the Amended ValueAct Note was purchased by Taja, LLC (“Taja”) and immediately amended to remove certain negative covenants (as amended, the “Taja Note”). The purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

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

During the quarter, the Company purchased the assets of Digital Turbine. With the acquisition and integration of the assets of Digital Turbine, the Company will be able to provide a modular platform to new and existing carrier customers and original equipment manufacturers (OEMs). The platform can be integrated with different mobile operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Innovative aspects of the Digital Turbine platform include the Magnet toolbar, which allows carriers and OEMs to control the data presented to their users while giving them a more efficient way of finding and purchasing content.

RESULTS OF OPERATIONS

	3 months ended	3 months ended	9 Months Ended	9 Months Ended	Year ended
	December 31,	December 31,	December 31,	December 31,	March 31,
	2011	2010	2011	2010	2011

Revenues	$1,957	$2,048	$5,788	$6,983	$9,186
Cost of revenues	790	1,258	2,057	3,006	3,210
Gross profit	1,167	790	3,731	3,977	5,976
SG&A	7,281	2,844	11,002	8,976	11,368
Amortization of intangible assets	-	18	-	54	54
Impairment of goodwill	-	6,028	-	6,028	6,028
Operating loss	(6,114)	(8,100)	(7,271)	(11,081)	(11,474)
Interest expense, net	(1,693)	(358)	(2,438)	(1,397)	(1,761)
Other income / (expenses)	961	12	1,193	(499)	(949)
Loss before income taxes	(6,846)	(8,446)	(8,516)	(12,977)	(14,184)
Income tax provision	(32)	(45)	(64)	(178)	(224)
Loss from continuing operations	(6,878)	(8,491)	(8,580)	(13,155)	(14,408)
Profit from discontinued operations, net of taxes	-	-	-	709	809
Gain on disposal of discontinued operations, net of taxes	-	-	-	4,315	4,215
Net (loss) income	$(6,878)	$(8,491)	$(8,580)	$(8,131)	$(9,384)
Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.16)	$(0.23)	$(0.21)	$(0.35)	$(0.38)
Discontinued operations	$-	$-	$-	$0.14	$0.13
Net loss	$(0.16)	$(0.23)	$(0.21)	$(0.22)	$(0.25)
Basic and Diluted weighted average shares outstanding	41,978	36,174	41,812	37,159	37,664

Comparison of the Three and Nine Months Ended December 31, 2011 and 2010

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Revenues by type:

Services	$461	$149	$930	$974
Content - Games	76	242	391	842
Content - Other	904	1,285	3,273	4,253
Advertising	516	372	1,194	915

Total	$1,957	$2,048	$5,788	$6,983

Revenue has been analyzed based on the primary revenue drivers for the Company’s businesses, as follows:

“Services” includes carrier platform management, content aggregation services and development fees derived primarily as an outsourced extended services contract basis. Services revenue tends to be project-based, often resulting in significant variances from period to period, dependent on the timing of customers’ projects. The increase in Services revenue in the quarter ended December 31, 2011 is primarily the result of the completion of development projects completed by our technology and development team in the quarter.

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

“Content – Other” includes a broad range of licensed and internally developed products such as WAP, Video, Wallpaper, and Mobile TV. The decline in revenue year over year is attributable to several factors, but primarily due to the market shift away from on-deck discovery to off-deck discovery. The Company has invested and focused its efforts over the last year on re-engineering its products and marketing capabilities to address this market shift.

“Advertising” includes revenues derived from the sale of advertising inventory within our affiliate partners, internal mobile sites, and from the direct monetization and mediation of traffic through all of the aforementioned.

Cost of Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Cost of revenues:

License fees	$733	$1,172	$1,885	$2,747
Other direct cost of revenues	57	86	172	259

Total cost of revenues	$790	$1,258	$2,057	$3,006

Revenues	$1,957	$2,048	$5,788	$6,983

Gross margin	59.6%	38.5%	64.5%	57.0%

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

Operating Expenses

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Product development expenses	$430	$929	$1,578	$3,063

Sales and marketing expenses	204	597	660	1,647

General and administrative expenses	6,648	1,318	8,764	4,266

Amortization of intangible assets	-	18	-	54

Impairment of goodwill and intangible assets	-	6,028	-	6,028

Product development expenses include the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of the development business as well as the consolidation of the device operating systems within the marketplace, headcount has been reduced from period to period. In the three months ended December 31, 2011, product development expenses included $31 that relates to an acquisition of an asset that was determined to be comprised of research and development expense.

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

Other Income and Expenses

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Interest and other (expense)	$(732)	$(346)	$(1,245)	$(1,896)

Profit from discontinued operations, net of taxes	$-	$-	$-	$709

Gain on disposal of discontinued operations, net of taxes	$-	$-	$-	$4,315

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Taja Note and the Senior Secured Note, as well as financing costs related to the new short term debt, foreign exchange transaction losses, and the loss resulting from the change in fair value measurement of derivative liabilities. Interest costs are lower due to the significant reduction in debt that occurred in the first quarter of last year. Other income was the result of the settlement of debt with a service provider.

Financial Condition

Assets

Our current assets related to continuing operations totaled $9.7 million and $3.8 million at December 31, 2011 and March 31, 2011, respectively. Total assets related to continuing operations were $19.8 million and $14.2 million at December 31, 2011 and March 31, 2011, respectively. The decrease in both current and total assets is primarily due to lower cash and receivables balances.

Liabilities and Working Capital

At December 31, 2011, our total liabilities were $37.0 million, compared to $11.6 million at March 31, 2011. The Company had negative working capital of $17.5 million at December 31, 2011 and positive working capital of $2.6 million at March 31, 2011. The change reflects an increase in cash offset by an increase in derivative liabilities of $26.1 million, and there was a decrease in accounts payable and other liabilities of $1.3 million.

Liquidity and Capital Resources

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$(10)	$(60)	$(10)	$(60)
Cash flows used in operating activities	(803)	(1,477)	(487)	(1,119)
Cash flows used in investing activities	(4)	(3,214)	-	(1,547)
Cash flows provided by financing activities	6,989	-	6,989	2,500

The Company has incurred losses and negative annual cash flows since inception, although the operating loss narrowed from $13.1 million in fiscal year 2011 and continued to narrow to $8.6 million as of December 31, 2011.

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

The primary sources of liquidity have historically been issuance of common and preferred stock, and borrowings under credit facilities. This quarter the Company raised $7 million through convertible debt and in the future, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, further borrowings or further capital raises. Assuming there are no further changes in expected sales and expense trends subsequent to December 31, 2011, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Operating Activities

In the period ended December 31, 2011, we used $0.49 million of net cash, flowing from the overall loss of $8.6 million (offset by non-cash charges of $8.7 million that include depreciation, amortization, stock based compensation, debt discount, fair value of warrants and conversion options issued for financing costs, and other comprehensive income of $0.69 million). While items generating cash included decreases in accounts receivable of $0.8 million, the Company decreased accounts payable, accrued compensation and other liabilities by $1.3 million.  The decrease in accounts payable and other liabilities was due mainly to a settlement with a supplier.

As of December 31, 2011, the Company had approximately $7.4 million of cash. We may require additional cash resources for working capital, or due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Debt obligations include interest payments under the Senior Debt facility, and also under the Amended Taja Note. Under the Senior Debt facility the Company may elect to add interest to the principal, until December 21, 2011, with the full amount payable at the end of the term. Under the Amended Taja Note, the Company may elect to add interest to the principal until June 21, 2013.

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

In June 2011, the Company issued 150,000 shares of the Company’s common stock to an advisory board member for consulting services.

In December 2011, the Company issued 50,000 shares of the Company’s common stock in exchange for the assets of Digital Turbine Group, LLC.

In December 2011, in connection with the acquisition of assets from Digital Turbine Group, LLC, the Company issued 4,150,000 shares of the Company’s common stock to consultants as payment for services.

In December 2011, the Company issued an aggregate 10,000,000 of shares of the Company’s common stock to directors of the Company.

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

Currently, our cash and cash equivalents are maintained by financial institutions in the United States, Germany, the United Kingdom, Poland, Argentina and Brazil and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Our accounts receivable primarily relate to revenues earned from domestic and international mobile phone carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of December 31, 2011, our largest customer (in multiple territories) represented approximately 49% of our gross accounts receivable outstanding.

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

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13(a)-15 and 15(d)-15 that occurred during the third quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) were parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices. GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485. On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085. WAAT counter-sued claiming GMCI was not entitled to the claimed amount and that it had breached the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand. GMCI filed a demurrer to the counter-claim. WAAT subsequently filed an amended counter-claim. On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages were limited to the amount of minimum royalty installments that accrued prior to the termination of the content license agreement in the amount of approximately $800. Trial had been scheduled for April 16, 2012, however on December 22, 2012 the parties agreed to a settlement, pursuant to which WAAT will be required to pay GMCI $300 over a 30 month period, beginning December 28, 2011.

Except as set forth above, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 and our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6.   Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation. [1]

3.2	Bylaws. [1]

3.3	Certificate of Amendment of Bylaws. [2]

10.1	Subordinated Convertible Promissory Note, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P.*

10.2	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P.*

10.3	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P.*

10.4	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC.*

10.5	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC.*

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

* Filed herewith

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mandalay Digital Group, Inc..

Date: February 21, 2012	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: February 21, 2012
	By:	/s/ Lisa Lucero
Lisa Lucero
CFO, Twistbox Entertainment, Inc.
(Principal Financial Officer)

