Form 10-K
period 2012-03-31
Mandalay Digital Group, Inc.
filed 2012-06-29
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-10039

MANDALAY DIGITAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4751 Wilshire Boulevard, Third Floor Los Angeles, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on September 30, 2011 was $16,271,626.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of June 15, 2012, the Company had 83,791,232 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Mandalay Digital Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2012

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1.	BUSINESS

History of Mandalay Digital Group, Inc.

Mandalay Digital Group, Inc. ("Mandalay" or the "Company" or, in the first person as “we” “us” and “our”), was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises Inc., a New Jersey corporation, and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.

On May 11, 2010, Mandalay Media, Inc. merged into its wholly-owned, newly formed subsidiary, NeuMedia Inc., with NeuMedia as the surviving corporation. NeuMedia issued: (1) one new share of common stock in exchange for each share of outstanding common stock of Mandalay Media, Inc. and (2) one new share of preferred stock in exchange for each share outstanding preferred stock of Mandalay Media, Inc. as of May 11, 2010. The preferred and common stock of NeuMedia had the same status and par value as the respective stock of Mandalay Media, Inc. and NeuMedia acceded to all the rights, acquired all the assets and assumed all of the liabilities of Mandalay Media, Inc.

On October 27, 2004, and as amended on December 17, 2004, NeuMedia filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) NeuMedia’s net operating assets and liabilities were transferred to the holders of its secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by NeuMedia to fund the expenses of remaining public; (4) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to the holders of record of NeuMedia’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of NeuMedia (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of NeuMedia (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, NeuMedia and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, NeuMedia was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

Current Operations

Mandalay is at the convergence of Internet media content and mobile communications. We are an established provider of mobile services enabling mobile content distribution and transactions serving Mobile Operators, End Consumers, and Original Equipment Manufactures (OEM’s) of mobile devices and tablets. Our software as a service ("SaaS") based platform delivers a mobile services platform that works with mobile operators and third-party publishers to provide portal management, user interface, content development and billing technology that enables the ecosystem required for the global distribution of mobile content. Our platforms enable our customers to implement an intuitive user experience and storefront, enabling the discovery, purchase and download of mobile content. Our integrated solutions address the mobile ecosystem spanning mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising, mobile billing and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and reengineer business processes to capture the advantages of their mobile-enabled customer base. Our predictive analytics capabilities allow our customers to recommend the right solution to their end-customer based upon the consumers’ tastes and preferences. We are headquartered in Los Angeles and have offices in Europe to support global sales and marketing.

Key Operating Divisions

Digital Turbine

On December 28, 2011, the Company acquired the assets of Digital Turbine Group, LLC, the developer of Digital Turbine (“DT”), a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing the desired content.

With the acquisition and integration of the assets of Digital Turbine, the Company will be able to provide an end-to-end, modular platform to the Company’s existing carrier customers. The combined Digital Turbine offering allows new and existing customers to choose from a fully outsourced, smart mobile ecosystem to more efficient, modular components that can be integrated with different operating systems to provide a more unified experience for end-users of mobile content across search, discovery, billing, and delivery.

Based upon the initial launch data, the Company believes there is an opportunity to integrate its DT platform with new and existing mobile carriers. Mobile carriers are facing increased competition from competing mobile application storefronts and improved user experiences from other retailing, social networking, and operating system providers including Apple, Google, Amazon, and Facebook. As a result, operators are looking for new, innovative solutions for how they better manage their existing user experience. The DT platform can be “white-labeled” to allow operators to custom tailor their own unique branding experience to the customer.

In addition to improved user experiences, many operators are looking for end-to-end solutions for their mobile storefronts that include procuring and programming the content, managing the content experience, ingesting content into the content management system (CMS), securely installing and de-installing applications from the device, and integrating with the back-end elements such as billing interfaces, analytics, settlement, and reporting.

Twistbox Entertainment, Inc.

Twistbox Entertainment, Inc. (“Twistbox”) is a global publisher, developer and enabler of mobile content and data services across mobile networks. Twistbox provides its services in over 14 countries supporting over 50 carriers. Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes a proprietary mobile publishing platform covering: tools that automate device management; distribution and billing technology; a mobile games development, distribution and retail platform; and a content ratings system adopted by wireless carriers globally to assist with the deployment of age-verified content. Twistbox has leveraged its intellectual property and carrier-class platforms to secure agreements with leading mobile operators throughout the world including, among others, Vodafone, Telefonica, Orange, and Hutchison’s 3.

We are considering the future status and role of Twistbox in relation to our focus on the DT platform. Although it is our only active business, Twistbox revenues have been declining, which we expect to continue for the foreseeable future. At the same time, we intend to seek to leverage its existing customer base for offerings by DT. While we believe the offering of DT’s platform to Twistbox customers is an attractive strategy, it entails significant risks, some of which are described in “Risk Factors”, and include the possibility that Twistbox may operate at a deficit while we need to make investments to effectively launch DT, which, in turn, entails business and financial risks and the possibility of needing additional capital and the associate dilution.

Twistbox’s target customers are the highly-mobile, digitally-aware 18 to 40 year old demographic. This group is a leading consumer of new mobile handsets and represents more than 50% of mobile content consumption revenue globally. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

On February 12, 2008, the Company completed its acquisition of Twistbox Entertainment, Inc. pursuant to an Agreement and Plan of Merger entered into on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008, with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of NeuMedia (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, as part of which Merger Sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). Following the Merger, Twistbox became the sole operating subsidiary of NeuMedia until the acquisition of AMV Holding Limited, a United Kingdom private limited company (“AMV”) on October 23, 2008 as described below.

Revenue

Twistbox’s revenue model includes pay-per-download and a growing base of recurring subscription services. Video services include daily, weekly and monthly subscriptions to access a specific mobile site or suite of mobile TV channels. Twistbox also earns revenue for platform and portal management, carrier development projects, and by licensing its platform to mobile operators and other 3rd party vendors. Since the year ended March 31, 2010 the total revenue earned by Twistbox has materially declined due in part to overall market conditions and the general shift in end-user discovery of content services. These trends are likely to continue as more and more users begin to use their mobile devices to search for content. The Company’s strategy is to work with mobile carriers to try to recapture and grow market share by offering its DT platform to new and existing customers.

Twistbox leverages its distribution channels within carrier portals to generate revenue from subscriptions on mobile sites that Twistbox manages on an exclusive and non-exclusive basis. Twistbox bills and receives payment directly through mobile carriers and billing aggregators which form the majority of its revenue. Billings from mobile operators or billing aggregators comprise more than 50% of its collections. Twistbox’s cost of revenues represents license fees paid to content providers, which currently averages approximately 12% of revenues. Other costs of revenues include customer service fees, and traffic and streaming fees.

Value Added Services for Mobile Content and Game Development

Twistbox is focusing its development activities on value-added services such as in-application billing technology that enables carriers and billing aggregators to offer solutions such as try-before-you-buy, rentals, and virtual goods. Twistbox has agreements in place with some of the world’s largest mobile network operators and billing aggregators to offer its In-Application Billing solution.

Twistbox also develops games and applications that work with a number of languages, platforms, and formats. It has been actively involved in a number of technical initiatives aimed at enhancing its titles with value-added features, such as multi-player functionality, 3D graphics, and location-based features. Twistbox continues to develop new applications to assure that it has a steady supply of new content and services to offer its customers. Twistbox believes it is an industry trend that the overall market for mobile entertainment should continue to increase as new storefronts proliferate and mobile operators continue to roll out their next-generation service offerings and advanced handsets offering improvements in billing, data handling capability, graphics resolution and other features.

Carrier-Class Publishing Platform

Renux™ is Twistbox’s carrier-class content management and publishing platform developed for the deployment, billing and marketing of mobile content and applications. The system has been in operation for over five years and today supports over 350 mobile sites, and more than 66 mobile TV channels. The Renux™ content management system stores image and video content formatted for a wide range of mobile devices, and incorporates a comprehensive metadata format that categorizes the content for handset recognition, programming, marketing and reporting. Twistbox maintains content hosting facilities in Los Angeles, Washington, D.C. and Frankfurt that support the distribution of content across mobile operator networks globally.

RapidPort™

RapidPort™ is Twistbox’s software suite that enables the development and porting of mobile games and applications to over 1,500 different handsets from leading manufacturers including Apple, Nokia, Motorola, Samsung and Sony Ericsson. Twistbox has created an automated handset abstraction tool that significantly reduces the time required to “port” a game across a significant number of these handsets. The RapidPort™ development platform supports a broad number of wireless device formats including iOS, Android, J2ME, BREW, DoJa and Symbian, and provides localization in over 18 languages. Twistbox has enhanced RapidPort™ to include new technology designed to enhance titles with value-added features, such as in-application billing, multi-player and play-for-prizes functionality, 3D graphics and location-based services (LBS).

 Nitro-CDP™

Nitro-CDP™ is a content download and delivery platform for mobile network operators, portals and content publishers. The Nitro-CDP™ platform allows for real-time content upload, editing, rating and deployment, and merchandising, while maintaining carrier-grade security, reliability and scalability. The platform enables mobile network operators to effectively manage millions of mobile download transactions across multiple channels and categories. Nitro-CDP™ also provides innovative cross-promotional tools, including purchase history-based up-sales and advertising, an individual “My Downloads” area for each consumer and peer-to-peer recommendations.

CMX Wrapper™

The CMX Wrapper™ enables mobile operators to integrate additional and complimentary functionality into existing mobile games and applications without the need to alter the original code or involve the original developer. This value-added functionality includes support for in-game promotions and billing, and “try before you buy” and “refer a friend” functionality.

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

Distribution

Twistbox distributes its programming and services through on-deck relationships with mobile carriers, off-deck relationships with third-party aggregators, and through affiliates.

Twistbox’s on-deck services include the programming and provisioning of games and games aggregation, images, videos and mobile TV content and portal management. Twistbox currently has on-deck agreements with more than 50 mobile operators including Vodafone, SFR, T-Mobile, Orange, and Telefonica in over 14 countries. Through these on-deck agreements, Twistbox relies on the carriers for both marketing and billing.

Twistbox off-deck services include the programming and distribution of images, videos, chat services and mobile marketing campaigns. Twistbox manages the campaigns directly and maintains billing and connectivity agreements with leading service providers in each territory. In addition, Twistbox maintains an affiliate program that allows for the sales and tracking of Twistbox mobile content by 3rd party publishers, partners and their affiliates.

Twistbox has established an affiliate program to market and sell its content off-deck. We believe that this channel offers an attractive secondary channel for consumers wishing to peruse and purchase content in an environment that is more niche focused than some operators’ “walled gardens.”

Mobile Operators (Carriers)

Twistbox currently has a large number of distribution agreements with mobile operators and portals in Europe, North America, and Latin America. Twistbox currently has distribution agreements with more than 50 single territory operators in 14 countries. The strength and coverage of these relationships is of paramount importance and the ability to support and service them is a vital channel for Twistbox’s new product offerings and services.

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

AMV Holding Limited

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”).  The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV founders, acting through a newly formed company, acquired all of the AMV operating subsidiaries (the “Assets”) in exchange for the release of $23.2 million of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3.5 million in principal. The Company retained all assets and liabilities of Twistbox and the Company other than the AMV operating subsidiaries

Future Plans

As a result of both the needs of the operator and the need for the Company to scale its distribution, the Company is pursuing targeted acquisitions that will accelerate growth. On May 1, 2012, the Company announced a letter of intent to acquire Logia Mobile (“Logia”). Logia Mobile is an Israel-based developer of applications and provider of content. It has relationships with over 500 applications developers and content vendors, and currently operates in more than 20 countries providing services including in-app billing to more than 50 leading mobile carriers including: Cellcom, Vodafone, Verizon, Telefonica, Turkcell, Deutsche Telekom among others reaching over 1.5 billion mobile subscribers. In addition, Logia has existing partnerships with industry suppliers including Amdocs, Ericsson, and Alcatel-Lucent.  Mandalay plans on leveraging Logia’s distribution channels and complimentary technology to add to the Digital Turbine user experience by leveraging devices that are powered by Logia’s platform and CMS. The Company believes that certain of the assets of Twistbox could be utilized in assets potentially acquired from the transaction. Logia has no legal obligation to enter or consummate any transaction with us. Our letter of intent is non-binding and each side has the right to terminate discussions at any time. There is no assurance we will consummate any transaction with Logia. The Logia transaction would, if consummated, also present certain risks, as described below in “Risk Factors”

Competition

Twistbox is an established enabler of content management services designed for the complex needs and requirements of mobile carriers. The industry trend has been for carriers to focus on fewer partners and outsource their content retailing and infrastructure requirements. We believe that Twistbox’s reputation and existing integration with carriers globally enhances the Company’s overall position allowing it to continue to manage, evolve and offer new services for operators globally, principally the offering of the DT platform to Twistbox customers.

Twistbox competes with a number of other companies in the mobile content services industry, including Mondia Media, Net-M, Jesta, Buongiorno (recently acquired by NTT DoCoMo), Mobile Streams, and ZED Group. To the extent that such firms continue to focus on enabling services, they will compete directly with Twistbox. While Twistbox competes with many of the leading publishers, its core business is enabling services and platforms for operators and publishers to enhance revenues. In turn, through the management of an operator’s download platform, providing a cross carrier Play4Prizes infrastructure or facilitating in-application billing, Twistbox has become a strategic value added partner to both the mobile operator and publishing communities.

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

Employees

As of March 31, 2012, the Company, including its subsidiaries, had 33 employees, 30 of whom were full-time and 3 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. (“Mandalay”) through its operating and wholly-owned subsidiary Twistbox Entertainment, Inc. (“Twistbox”).

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Risks Related to Our Business

The Company has a history of net losses, may incur substantial net losses in the future, and may not achieve profitability.

We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline as they have in recent years. Accordingly, we may not be able to achieve profitability in the future.

Also, should Twistbox continue to incur significant losses and not become profitable, we might have to sell all or part of Twistbox, or terminate operations, which could adversely impact our operating results and financial condition, as well as our ability to qualify for a listing on a senior exchange, and to finance possible acquisitions that we have considered.

In addition, assets acquired under the DT acquisition have not yet begun to generate revenues. If there are delays in the integration of DT or if we are unable to successfully negotiate with carriers or mobile operators or if these negotiations cannot occur on a timely basis, we may not be able to generate revenues through the DT assets in the foreseeable future or at all.

We are considering the future status and role of Twistbox in relation to our focus on the DT platform. Although it is our only active business, Twistbox revenues have been declining, which we expect to continue for the foreseeable future. At the same time, we intend to seek to leverage its existing customer base for offerings by DT. While we believe the offering of DT’s platform to Twistbox customers is an attractive strategy, it entails significant risks, some of which are described in “Risk Factors”, and include the possibility that Twistbox may operate at a deficit while we need to make investments to effectively launch DT, which, in turn, entails business and financial risks and the possibility of needing additional capital and the associate dilution.

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

We have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain our current, and develop new, wireless carrier relationships, in both international and domestic markets;

•	maintain and expand our current, and develop new, relationships with compelling content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and content owners;

•	continue to develop new high-quality products and services that achieve significant market acceptance;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our products and services;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Twistbox’s revenues are declining and are expected to continue to decline. Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier relationships, represent meaningful portions of our revenues and net loss in any quarter. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

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

The future success of our on-deck business is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial portion of our revenues through distribution relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

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

We have both exclusive and non-exclusive licenses and licenses that are both global and licenses that are limited to specific geographies. Our licenses generally have terms that range from two to five years. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our current products or services, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate our licenses, and such termination would harm our business, operating results and financial condition.

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

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, content licensors, and mobile publishers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attracts new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

Our off-deck business is dependent upon access to available traffic and billing aggregators that use mobile billing technologies to deliver and bill for our products and services. If we were to lose one or more of these relationships, or if there is a material change or limitation in the use of certain billing technologies, we would experience a significant reduction in the number of transactions initiated by end-users and thus material reduction in our revenues.

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

Changes to our design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor-intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new products and applications to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port our products and applications to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

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

Risks Related to Our Market

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile products and services is a highly competitive business. We compete for end users primarily on the basis of “on-deck” or “off-deck” positioning, brand, quality and price. We compete for wireless carriers for “on-deck” placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We compete for platform deployment contracts amongst other mobile platform companies. We also compete for experienced and talented employees.

Our primary competitors for the on-deck distribution channels as well as the provisioning of platform services include Mondia Media, Motricity, net mobile AG, Jesta Digital, Buongiorno (acquired by NTT DOCOMO), Mobile Streams, and Gameloft, and for end-users via our direct-to-consumer off-deck services they include Zamano plc, Playphone, Inc, Jesta and Flycell Inc. In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks. DT, whose principal customers would be carriers, would face competition from any carriers who decided to distribute their own products or services. In addition, while we are not aware of any non-carriers who are seeking to offer the equivalent scope of services as the DT platform, various of the competitors mentioned above (and new competitors entering the mobile platform space) currently offer or could in the future offer components of DT’s platform, and may seek to expand their offerings to compete with DT on a comprehensive basis, especially if DT’s model and approach meets with success.

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

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition. If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or inhibit generation of sales, in DT's case), our margins could decline and we could lose market share (or in DT's case, fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.

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

The strategic direction of the Digital Turbine business is not proven or certain.

The business model that Digital Turbine is pursuing, white label storefront solutions, is not proven. There are many different types of models including, but not limited to, up-front fees, revenue shares, per device fees, and advertising. Initial feedback from customers shows preference for different types of models. This could lead to risk in predicting future revenues and profits by individual customers. In particular, the ‘free’ download market is reliant upon mobile advertising and the mobile advertising market is still in a nascent phase of monetization.

In addition, our strategy for Digital Turbine entails offering its platform to Twistbox customers. There can be no assurance that we will be able to successfully market new services and offerings to Twistbox customers. Moreover, in order to credibly offer DT’s platform, we will need to achieve additional operational and technical achievements to further develop the product. While we remain optimistic about our ability to complete this build out, it will be subject to all of the risks attendant to development efforts as well as the need to provide additional capital to the effort.

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

To reach large numbers of wireless subscribers, mobile entertainment publishers and white label storefront providers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich products and services, we anticipate that our development costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.

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

Risks Related to Our Management, Employees and Potential Acquisitions

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We depend on the continued contributions of our domestic and international senior management and other key personnel. We have had 2 people fill the position of Chief Executive Officer in the last 2 years. The loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreement with short terms, their future employment with the Company is uncertain specifically our Chief Executive Officer’s and our Executive Chairman’s agreements each have short terms.

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

We have made acquisitions and, although we have no present understandings, commitments or agreements to do so (except as otherwise disclosed within this document), we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business, even in instances where acquisition negotiations are unsuccessful. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

The acquisition of Logia Mobile might not be successful, or accretive to long-term shareholder value.

While we believe that targeted acquisitions such as Logia Mobile will facilitate accelerated distribution for the DT user experience, there is no assurance that this will be the case or that we will be able to generate significant growth in revenues from Logia’s mobile customers or from other potential acquisitions. In particular, a significant portion of Logia Mobile’s revenue comes from one large mobile operator customer. and Logia Mobile is reliant upon that customer for a significant portion of its operating cash flow. In addition, there is no assurance that mobile operators will be successful and continue to want to compete with other mobile storefronts, and they may decide they simply want to provide network access to their customers. The solutions are complex with many different components and there is risk in the ability to integrate all of these various components into a single solution.

Changes to financial accounting standards could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission (“SEC” or the “Commission”) and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. For example, we have used restricted stock and stock options grants as a fundamental component of our employee compensation packages. We believe that such grants directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options or restricted stock to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.

Risks Related to the Economy in the United States and Globally

The effects of the recent recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial condition.

Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the United States and the global economy. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.

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

Risks Related to Potential Liability, our Intellectual Property and our Content

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

We currently transact a significant portion of our revenues in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate-hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Because some of our products and services contain content with mature themes, we may be subject to obscenity or other legal claims by third parties. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our products and services and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims. Additionally, we could continue to be exposed to these claims and potential liability even if and after we decide to sell such assets.

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

Although prices for our shares of common stock are quoted as of the date of this filing on the OTC QB tier of the OTC Markets (under the symbol MNDL), there is no established public trading market for our common stock, and no assurance can be given that a public trading market will develop or, if developed, that it will be sustained. We were removed from the OTC Bulletin Board in April 2012 due to having three untimely filings with the SEC in a two-year period.

There is no assurance that we will regain OTC bulletin board quotation or a listing on any national securities exchange, whose requirements would require a reverse split of our stock, compliance with other quantitative and qualitative requirements and a subjective evaluation by the staffs of any such national securities exchange. Even if we attain a listing on a national securities exchange there is no guarantee we will maintain it.

The liquidity of our common stock will be affected by its limited trading market.

Bid and ask prices for shares of our common stock are quoted on the OTC QB tier of the OTC Markets under the symbol MNDL. There is currently no broadly followed, established trading market for our common stock. While we are hopeful that we will command the interest of a greater number of investors, an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC QB tier of the OTC Markets is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock to a lower tier would likely decline. In addition, the tier of the OTC Markets on which we are traded could change. Any change could make it harder for holders of our common stock or potential investors to access our information and find quotes for our stock.

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

The sale of securities by us in any equity or debt financing, or the issuance of new shares related to an acquisition, could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale or issuance of common stock by us in a future offering or acquisition could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

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

As of June 15, 2012, we had an aggregate of approximately $3,680,000 of Convertible Notes convertible into 18,352,381 shares of our common stock, and warrants to purchase 18,312,987 shares of our common stock. To the extent our outstanding securities convertible and/or exercisable into shares of our common stock are converted and/or exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale into the public market. Sales of such shares of common stock could adversely affect the market price of our common stock.

Shares eligible for future sale

As of June 15, 2012, 51,196,077 of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly. Shares of restricted common stock are generally available for resale following a six month holding period. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2.	PROPERTIES

The principal offices of Mandalay and those of DT are located at 4751 Wilshire Boulevard, Third Floor, Los Angeles, California 90010.

The principal offices of our subsidiary Twistbox are headquartered at 14242 Ventura Boulevard, 3rd Floor, Sherman Oaks, California 91423. On July 1, 2005, The WAAT Corp. (Twistbox’s predecessor-in-interest) entered into a lease for these premises with Berkshire Holdings, LLC at a base rent of $21,000 per month. In July 2010, the lease expired and the Company entered a month-to-month lease for a reduced amount of space for $9,000 per month. Twistbox also leases property in Germany and Poland, where it has branch operations.

ITEM 3.	LEGAL PROCEEDINGS

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) were parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices. GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485,000. On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085,000. WAAT counter-sued claiming GMCI was not entitled to the claimed amount and that it had breached the agreement, by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand. GMCI filed a demurrer to the counter-claim. WAAT subsequently filed an amended counter-claim. On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages were limited to the amount of minimum royalty installments that accrued prior to the termination of the content license agreement in the amount of approximately $800,000. Trial had been scheduled for April 16, 2012. However, on December 22, 2011, the parties agreed to a settlement, pursuant to which WAAT will be required to pay GMCI $300,000 over a 30 month period, beginning December 28, 2011. The action will be dismissed with prejudice upon written notice to the court to be provided by GMCI within five business days of GMCI’s receipt of the final installment payment.

On March 6, 2012, the Company received a notice of levy in the amount of $72,596 pertaining to a dispute with a service provider. The Company has recorded the full amount in Accounts Payable on the balance sheet.

On May 4, 2012, the Company received notice of a judgment in the amount of $36,201 pertaining to a dispute with a previous employee. The Company has recorded the full amount in Other Current Liabilities on the balance sheet.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 15, 2012, the closing price of our common stock was $0.79.

On May 16, 2012, we received FINRA's decision to remove the Company's common stock from the OTC Bulletin Board. As a result, our common stock is quoted on the OTC tier of the OTC Markets under the symbol “MNDL.” We intend to either return to being quoted on the OTC Bulletin Board one year from the date of our removal from the OTC Bulletin Board, or to achieve a listing on a national securities exchange, in the future. Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop.

  The following table reflects the high and low bids for our common stock for periods indicated. The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2012
First quarter	$0.64	$0.30
Second quarter	$0.85	$0.44
Third quarter	$0.70	$0.42
Fourth quarter	$0.99	$0.57

Fiscal Year Ended March 31, 2011
First quarter	$0.40	$0.15
Second quarter	$0.64	$0.20
Third quarter	$0.39	$0.21
Fourth quarter	$0.74	$0.15

Holders

As of June 15, 2012, there were 503 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Adoption of Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc.

On May 26, 2011, our board of directors adopted the 2011 Equity Incentive Plan of NeuMedia, Inc. and on April 27, 2012, our board of directors amended and restated the plan and the related plan documents to change references to the name of our company from the “NeuMedia, Inc.” to “Mandalay Digital Group, Inc.” and further directed that they be submitted to stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted by written consent the Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (the “Plan”) and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”). A summary of the Plan is set forth below. This summary is subject to and qualified in its entirety by the Plan and related documents.

Principal Reasons for Adoption of the Plan

Our board of directors believes the Plan is necessary to give us the ability to (i) attract and retain qualified key employees, non-employee directors and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to our success, and (iv) align the interests of plan participants with those of our stockholders. In addition, our board of directors believes a meaningful equity compensation program is necessary to provide us with flexibility in negotiating strategic acquisitions and other business relationships to further expand and grow our business.

Without the ability to grant equity-based awards for these purposes, we may not remain competitive for qualified executives and employees, non-employee directors and consultants, particularly against similar companies vying for a limited talent pool. The Plan contains a number of provisions that the board believes are consistent with the interests of stockholders and sound corporate governance practices. These include:

•	Individual Grant Limits. No participant may be granted in aggregate, in any calendar year, Awards covering more than 500,000 shares.

•	No annual “Evergreen” Provision. The Plan provides for a fixed allocation of shares, thereby requiring stockholder approval of any additional allocation of shares.

•	No Discount Stock Options. The Plan prohibits the grant of a stock option with an exercise price of less than the fair market value of the closing price of our common stock on the date the stock option is granted.

Implementation and Effect of the Plan

Summary Description of the Plan

The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 4,000,000 shares for issuance, of which 191,667 remain available for issuance as of May 23, 2012. The 4,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

Plan Administration; Amendment and Termination

Our board of directors and/or one or more of its committees (“Administrator”) administer the Plan in accordance with applicable law. The Board may amend, suspend or terminate any portion of the Plan for any reason, but must obtain stockholder consent for any material plan amendment to the extent necessary to comply with applicable laws, rules or regulations, and the consent of affected plan participants if any such action alters or impairs any obligations regarding Awards that have been granted to such participants. The Plan terminates in 2021. However, such termination will not affect Awards granted under the Plan prior to termination.

Reversion of Shares to the Plan

When Awards made under the Plan expire or are forfeited, the underlying shares will become available for future Awards under the Plan. In addition, any shares that are not issued upon the exercise of an Award shall also become available for future Awards under the Plan. Shares awarded and delivered under the Plan may be authorized but unissued, or reacquired shares.

Eligibility for Awards

The employees, officers, non-employee directors and consultants of the Company and its subsidiaries and “affiliates” (as defined in the Plan) may be granted Awards under the Plan. The Administrator determines which individuals will receive Awards, as well as the number and composition of each Award. Awards under the Plan may consist of a single type or any combination of the types of Awards permissible under the Plan as determined by the Administrator (or by the full board in the case of Awards to non-employee directors). These decisions may be based on various factors, including a participant’s duties and responsibilities, the value of the participant’s past services, his/her potential contributions to our success, and other factors.

Exercise Price Limitations

The Administrator will determine the exercise price for the shares underlying each Award on the date the Award is granted. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the Award is granted. Similarly, under the terms of the Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. There is no minimum exercise price prescribed for restricted stock and restricted stock units awarded under the Plan.

Individual Grant Limits

No participant may be granted in aggregate, in any calendar year, Awards covering more than 500,000 shares. Such limitation is subject to proportional adjustment in connection with any change in our capitalization as described in the Plan.

Award Exercise; Payment of Exercise Price

The Administrator will determine when Awards become exercisable. However, no Award may have a term longer than 10 years from the date of grant unless otherwise approved by our stockholders, and no Award may be exercised after expiration of its term. Payment for any shares issued upon exercise of an Award shall be specified in each participant’s award agreement, and may be made by cash, check or other means specified in the Plan.

Tax Withholding

We will have the right to deduct or withhold or require a participant to remit to us an amount sufficient to satisfy federal, state, local and any applicable foreign taxes (including FICA obligations, if applicable) required to be withheld with respect to the grant, exercise or vesting of any Award.

Effect of Termination, Death, or Disability

If a participant’s employment or consulting arrangement terminates for any reason, vesting will stop as of the effective termination date, and all unvested awards as of such date shall immediately terminate. Participants generally have three months from their termination date to exercise vested unexercised options and SARs before they expire. Longer post-termination exercise periods apply in the event the termination of employment or cessation of service results from death or disability. If a participant is dismissed for cause, the right to exercise shall generally terminate five business days following written notice from us.

Non-Transferability of Awards

Unless otherwise determined by the Administrator, Awards granted under the Plan are not transferable other than by will or the laws of descent and distribution, and may be exercised by the participant only during the participant’s lifetime.

Stock Appreciation Rights

Under the Plan, SARs may be settled in shares or cash and must be granted with an exercise price of not less than 100% of fair market value on the date of grant. Upon exercise of a SAR, a participant is entitled to receive cash or a number of shares equivalent in value to the difference between the fair market value on the exercise date and the exercise price of the SAR. For example, assume a participant is granted 100 SARs with an exercise price of $10 and assume the SARs are later exercised when the fair market value of the underlying shares is $20 per share. At exercise, the Participant is entitled to receive 50 shares [(($20-$10) x 100) / $20], or $1,000 in cash (50 x $20).

Restricted Stock

The Plan also permits us to grant restricted stock. The Administrator has discretion to establish periods of restriction during which shares awarded remain subject to forfeiture or our right to repurchase if the participant’s employment terminates for any reason (including death or disability). Restrictions may be based on the passage of time, the achievement of specific performance objectives, or other measures as determined by the Administrator in its discretion. During periods of restriction, a participant has the right to vote his/her restricted stock and to receive distributions and dividends, if any, but may not sell or transfer any such shares.

Restricted Stock Units

The Plan also permits us to grant restricted stock units that are payable in our shares or in cash. Each restricted stock unit is equivalent in value to one share of our common stock. Depending on the number of restricted stock units that become vested at the end of the performance period, the equivalent number of shares are payable to the participant, or the equivalent value in cash. The restricted stock units may be vested upon the attainment of performance goals of based on continued service.

Changes in Capitalization; Change of Control

The Plan provides for exercise price and quantity adjustments if we declare a stock dividend or stock split. Also, vesting or restriction periods may be accelerated if we merge with another entity that does not either assume the outstanding Awards or substitute equivalent Awards.

U.S. Federal Income Tax Consequences

Option Grants

Options granted under the Plan may be either ISOs, which are intended to satisfy the requirements of section 422 of the Internal Revenue Code (IRC), or NQSOs, which are not intended to meet those requirements. The Federal income tax treatment for NQSOs and ISOs are summarized below.

Non-Qualified Stock Options

No taxable income is recognized by a participant upon the grant of an NQSO. Generally, the participant will recognize ordinary income in the year in which the option is exercised. The amount of ordinary income will equal the difference between the fair market value of the purchased shares on the exercise date compared to the exercise price paid to acquire such shares. We and the participant are required to satisfy the tax withholding requirements applicable to that income, unless the participant is a non-employee Director or consultant, in which case tax withholding is not required. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant with respect to exercised NQSOs.

Incentive Stock Options

No taxable income is recognized by a participant upon the grant of an ISO. Generally, the participant will not recognize ordinary income in the year in which the option is exercised, although the participant’s gain from exercise may be subject to alternative minimum tax. If the participant sells the underlying shares acquired from the option within two years after the option grant date or within one year of the option exercise date, gain on that premature, “disqualifying” disposition will be treated as compensatory ordinary income to the extent of the lesser of: (1) the fair market value of the shares on the date of exercise minus the exercise price paid to acquire such shares, or (2) the amount realized on the disposition minus the exercise price. We will be entitled to an income tax deduction that equals the amount of the participant’s compensatory ordinary income. If the participant does not make a disqualifying disposition, then we will not be entitled to a tax deduction. If the participant sells the underlying shares in a “qualifying” disposition (i.e., two years after the option is granted and one year after the exercise date), the disposition will be treated as either long-term capital gain or loss based on the difference between the sales proceeds and the exercise price paid to acquire the shares.

Stock Appreciation Rights

No taxable income is recognized by a participant upon the grant of a SAR. The participant will recognize ordinary income in the year in which the SAR is exercised. The amount of ordinary income will be the fair market value of the shares received or the cash payment. We and the participant are required to satisfy the applicable tax withholding requirements, unless the participant is a non-employee Director, where in such case tax withholding is not required. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant with respect to exercised SARs.

Restricted Stock

The tax principles applicable to the issuance of restricted shares under the Plan will be substantially the same as those summarized above for the exercise of non-qualified stock options in that they are both governed by Section 83 of the IRC Code. Generally, when the restriction lapses, the participant will have ordinary income equal to the difference between the fair market value of the shares on the vesting date and any amount paid for the shares, if any. Alternatively, at the time of the grant, the participant may elect under Section 83(b) of the Code to include as ordinary income in the year of the grant, an amount equal to the difference between the fair market value of the granted shares on the grant date and any amount paid for the shares. If the IRC Section 83(b) election is made, the participant will not recognize any additional compensation income when the restriction lapses, but may have capital gain income or loss upon sale of the shares. We will be entitled to an income tax deduction equal to the ordinary income recognized by the participant in the year in which the participant recognizes such income.

Restricted Stock Units

Generally, a plan participant who is granted restricted stock units will recognize ordinary income in the year payment occurs. The income recognized will generally be equal to the fair market value of the shares received or to the cash payment. We will generally be entitled to an income tax deduction equal to the income recognized by the participant on the payment date for the taxable year in which the ordinary income is recognized by the participant.

Deductibility of Executive Compensation

We intend that any compensation deemed paid by us in connection with the exercise of ISOs, NQSOs and SARs granted with exercise prices equal to the fair market value of the shares on grant date will qualify as performance-based compensation not subject to Code Section 162(m) $1,000,000 limitation per covered individual on the deductibility of compensation paid to certain of our executive officers. A number of requirements must be met in order for particular compensation to so qualify, so there can be no assurance that such compensation under the Plan will be fully deductible in all circumstances.

Equity Compensation Plan Information

The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of March 31, 2012.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
	(a)	(b)	(excluding securities
			reflected in column (a))
			(c)
Equity compensation plan approved by security holders	4,798,352	$1.80	-

Equity compensation plans not approved by security holders	525,000	$0.42	100,000

Total	5,323,352		-

1,498,352 options of the approved plan in column (a) include awards transferred from Twistbox’s equity compensation plan at the time of the merger with the Company.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the three months ended March 31, 2012, involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

•	In March 2012, the Company issued warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. The warrants were issued as consideration related to the modification of an existing note to convertible debt and treated as debt modification expense of $1,459 as of March 31, 2012. In connection with the same transaction, the Company issued 1,071,429 warrants to purchase shares of common stock of the Company at an exercise price of $0.70 cents per share. Also in connection with the same transaction, the Company issued 2,600,000 shares of common stock of the Company as payment of $1,820 of principle of a convertible note. We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock under the Securities Act inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

•	In March 2012, the Company sold 3,857,143 shares of common stock of the Company to investors for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 964,286 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•	In March 2012, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares vest over one year and were valued at the closing market price on that date of $0.90 cents per share. The overall value was determined to be $135, of which $2 was recorded through the period ended March 31, 2012. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•	In March 2012, the Company issued 50,000 shares of common stock of the Company to a vendor. The shares are vested, but restricted for a one year period. The shares were valued at the closing market price on that date of $0.85 cents per share. The overall value was determined to be $42, of which $42 was recorded in the period ended March 31, 2012. We relied on Section 4(2) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock under the Securities Act.

•	In January 2012, the Company issued 1,375,000 shares of common stock of the Company to three employees. The shares are partially vested, but are restricted for a two year period. The shares were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $894, and $569 of expense was recorded through the period ended March 31, 2012. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•	In January 2012, the Company entered into a consulting agreement, pursuant to which, the Company issued 150,000 shares of common stock of the Company. The shares vest over one year and were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $98, and $59 of expense was recorded through the period ended March 31, 2012. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Issuer Purchases of Equity Securities

For the year ending	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2012	-	0.00

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

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. (“Mandalay Digital”) and its operating and wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Historical Operations of Mandalay Digital Group, Inc.

Mandalay Digital was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises, Inc., a New Jersey corporation. DynamicWeb Enterprises, Inc was the resulting entity, but it changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc.  On May 12, 2010, the Company changed its name to NeuMedia, Inc.

On February 6, 2012, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to Mandalay Digital Group, Inc.

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) the Company’s net operating assets and liabilities were transferred to the holders of the secured notes in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) was issued to the holders of record of Mandalay Digital’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of the Company (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

Prior to February 12, 2008, the Company was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

SUMMARY OF THE TWISTBOX MERGER

The Company entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub would merge with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Company common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan (the “Plan”) was assumed by the Company, subject to the same terms and conditions as were applicable under such Plan immediately prior to the Merger, except that (a) the number of shares of Company common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay Digital common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, the Company also assumed all unvested Twistbox options. The Merger consideration consisted of an aggregate of up to 12,325,000 shares of Company common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 2,144,700 shares of Company common stock required for assumption of the vested Twistbox options. The Company reserved an additional 318,772 shares of Company common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, the Company or any subsidiary of Twistbox or the Company immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation.

As part of the Merger, the Company agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct” or “VAC”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note” or the “VAC Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock (the “Warrant”). Twistbox and ValueAct also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $7.55 per share. Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby the Company agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended, pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and the Company is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”). The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 4,500,000 shares of Company common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement. The AMV Note was scheduled to mature on July 31, 2010, and bore interest at an initial rate of 5% per annum, subject to adjustment as provided therein.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, the Company, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note, which among other things, provided for a payment-in-kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that the Company and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of the Company and its subsidiaries. Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, the Company and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

In addition, also on October 23, 2008, the Company entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which the Company agreed to sell to the Investors in a private offering an aggregate of 1,685,394 shares of common stock and warrants to purchase 842,697 shares of common stock for gross proceeds to the Company of $4,500,000. The warrants have a five year term and an exercise price of $2.67 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to the Company on or about November 8, 2008.

On August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 shares of the Company’s common stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”). Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. In addition, also on August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

On January 25, 2010, Mandalay Digital, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of the Company and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance by which Twistbox and Mandalay Digital must maintain was increased to $1,600,000.

On February 25, 2010, Twistbox received a letter (the “Letter”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Letter claimed that an event of default had occurred and was continuing under the ValueAct Note as result of certain alleged defaults, including the failure to provide weekly evidence of compliance with certain of Twistbox’s and the Company’s covenants under the ValueAct Note, the failure to comply with limitations on certain payments by the Company and each of its subsidiaries, and the failure of Twistbox and the Company to maintain minimum cash balances in deposit accounts of each of Twistbox and the Company. The Letter also claimed that the Waiver had ceased to be effective as a result of the alleged failure of Mandalay Digital to comply with the conditions set forth in the Waiver. On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”) in which ValueAct stated that an event of default had occurred under the ValueAct Note as a result of Twistbox’s and Mandalay Digital’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

On June 21, 2010, the Company sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,231,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of the Company held by ValueAct were cancelled and all warrants and common stock of the Company held by AMV founders Nate MacLeitch and Jonathan Cresswell were repurchased by the Company for a price of $0.02 per share.

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

Also on June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders. The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of Company common stock at a conversion price of US $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment. For each $1.00 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company. Each Warrant has a five year term.

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

Company Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

Twistbox is a global, mobile data services company primarily focused on enabling and optimizing the development, distribution and billing of content and applications across mobile networks. Operating since 2003, Twistbox publishes content in over 28 countries with distribution representing more than five hundred million subscribers. Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content, a proprietary publishing platform that includes tools to automate device management and billing of content and applications; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handset models; a content ratings system adopted by certain major wireless carriers to assist with the responsible deployment of age-verified programming and services; a suite of value added billing technologies that allow for in-application billing, and Digital Rights Management (DRM) solutions. Twistbox has leveraged its intellectual property and carrier-class technology to secure direct distribution and/or enabling agreements with leading mobile operators throughout Europe, North America and Latin America, including, among others, Vodafone, Telefonica, Orange, and SFR.

Twistbox maintains a global distribution agreement with Vodafone. Through this relationship, in certain markets Twistbox serves as one of Vodafone’s exclusive category portal managers. Twistbox has similar exclusive agreements with other operators in selected territories.

In addition to its carrier publishing and enabling business, Twistbox operates a mobile ad network and suite of direct to consumer services that are promoted through advertising, as well as from other mobile publishers. Payments for the Company’s direct to consumer services are processed through integration with the Company’s own mobile billing solutions, third party mobile billing aggregators, and credit card processing companies.

Twistbox’s target customers are the lucrative, tech-savvy 18 to 40 year old demographic. This group is a leading consumer group of new mobile handsets and represents more than 50% of mobile content consumption revenue globally. In addition, this group is very focused on consumer lifestyle brands and is much sought after by advertisers.

In December 2011, the Company purchased the assets of Digital Turbine. With the acquisition and integration of the assets of Digital Turbine, the Company will be able to provide an end-to-end, modular platform to the Company’s existing carrier customers. The combined DT offering allows new and existing customers to choose from a fully outsourced, smart mobile ecosystem to more efficient, modular components that can be integrated with different operating systems to provide to the end user a more unified experience of mobile content across search, discovery, billing, and delivery. Innovative aspects of the Digital Turbine platform include the ability for carriers and OEMs to analyze and control the data presented to their end-users while giving them a more efficient way of finding and purchasing content.

RESULTS OF OPERATIONS

	Year ended	Year ended
	March 31,	March 31,	% of
	2012	2011	Change
	(in thousands)

Revenues	$7,230	$9,186	-21%
Cost of revenues	2,873	3,210	-10%
Gross profit	4,357	5,976	-27%
SG&A	16,040	11,368	41%
Amortization of intangible assets	-	54	-100%
Impairment of intangibles	2,319	4,482	-56%
Impairment of goodwill	2,969	1,546	75%
Operating loss	(16,971)	(11,474)	42%
Interest expense, net	(12,497)	(1,761)	610%
Foreign exchange transaction gain / (loss)	(94)	(83)	13%
Change in fair value of accrued derivative liabilities gain / (loss)	(4,447)	-	0%
Loss on extinguishment of debt	2,004	-	0%
Gain / (loss) on settlement of debt	1,393	(864)	-261%
Other income / (expenses)	15	(2)	-782%
Loss before income taxes	(30,597)	(14,184)	111%
Income tax provision	(110)	(224)	-51%
Loss from continuing operations	(30,707)	(14,408)	109%
Profit from discontinued operations, net of taxes	-	809	-100%
Gain on disposal of discontinued operations, net of taxes	-	4,215	-100%
Net (loss) income	$(30,707)	$(9,384)	221%

Basic and Diluted net income / (loss) per common share:
Continuing operations	$(0.62)	$(0.38)	60%
Discontinued operations	$-	$0.13	-100%
Net loss	$(0.62)	$(0.25)	144%
Basic and Diluted weighted average shares outstanding	49,418	37,664	31%

Comparison of the Year Ended March 31, 2012 and the Year Ended March 31, 2011

Revenues

	Twelve Months Ended March 31,		% of
	2012	2011	Change

	(In thousands)

Revenues by type:

Services	$1,214	$1,270	-4%
Content - Games	434	1,107	-61%
Content - Other	3,824	5,546	-31%
Advertising	1,758	1,263	39%

Total	$7,230	$9,186	-21%

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

The revenue decline for Other Content is the result of multiple factors. Revenues were impacted by a very challenging European sales environment for our carrier partners and consequently for us. This resulted in lower sales in major territories including the UK, Germany and Spain. Revenues were also affected by the increase in the use of smart phones over feature phones, which hinder the carriers’ ability to monetize content revenues effectively. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues

	Twelve Months Ended March 31,		% of
	2012	2011	Change

	(In thousands)

Cost of revenues:

License fees	$2,643	$2,915	-9%
Other direct cost of revenues	230	295	-22%

Total cost of revenues	$2,873	$3,210	-10%

Revenues	$7,230	$9,186	-21%

Gross margin	60.3%	65.1%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and have therefore decreased relative to the decrease in revenue. We experienced slightly higher fees in the area of traffic and advertising costs that affected our sales mix, as well as our gross margin.

Operating Expenses

	Twelve Months Ended March 31,		% of
	2012	2011	Change

	(In thousands)

Product development expenses	$2,154	$3,528	-39%

Sales and marketing expenses	873	2,142	-59%

General and administrative expenses	13,013	5,698	128%

Amortization of intangible assets	-	54	-100%

Impairment of intangible assets	2,319	4,482	-56%

Impairment of goodwill	2,969	1,546	75%

Product development expenses include the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of the development business as well as the consolidation of the device operating systems within the marketplace, our headcount has been reduced from period to period.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including our headcount have been reduced from period to period in an effort to streamline the business. The decrease year-over-year is the result of cost savings made by headcount reductions, as well as reduced travel and entertainment expenses, offset by relocation costs relative to our UK operations from late fiscal year 2010 through most of fiscal year 2011.

General and administrative expenses represent management and support personnel costs in each of the subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. The increase during fiscal year 2012 is mostly due to an increase in stock compensation to management. Significant savings were made during fiscal year 2011 mostly due to a decrease in stock compensation to management, but also through headcount reductions and related overheads, as well as lower bad debt expense and legal fees.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to both acquisitions and attributed to operating expenses.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company. Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in the third quarter of fiscal year 2011 and the last quarter of fiscal year 2012. At December 31, 2010 the Company recorded an impairment charge of $1,546,000 to write down goodwill and $4,482,000 to write down intangible assets. At March 31, 2012, due to a decline in revenues, the Company performed an impairment review for goodwill and intangible assets. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $2,969,000 to write down goodwill and $2,319,000 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name.

Other Income and Expenses

	Twelve Months Ended March 31,		% of
	2012	2011	Change

	(In thousands)

Interest and other (expense)	$(13,626)	$(2,710)	403%

Profit from discontinued operations, net of taxes	$-	$809	-100%

Gain on disposal of discontinued operations, net of taxes	$-	$4,215	-100%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, the ValueAct Note, the Taja Note, the Adage Note, financing costs including loan modification costs, changes in the fair market value of derivatives, foreign exchange transaction gains, and other income/expense. The increase in net expense compared to the prior period is comprised mostly of financing costs, loss on extinguishment of debt, and change in fair value of derivative liabilities offset by settlement of debt with a provider.

Financial Condition

Assets

Our current assets totaled $10.1 million and $3.8 million at March 31, 2012 and March 31, 2011, respectively. Total assets were $15.4 million and $14.2 million at March 31, 2012 and March 31, 2011, respectively. The increase in current assets is primarily due to an increase in cash due to the sale of shares of the Company’s common stock, and the sale of convertible debt offset by lower accounts receivable balances due to a decrease in revenues. The increase in total assets is primarily due to the increase in cash offset by the impairment charge recorded against goodwill and intangibles assets, as well as the lower accounts receivable and depreciation of fixed assets.

Liabilities and Working Capital

At March 31, 2012, our current and total liabilities were $9.1 million, compared to $11.6 million at March 31, 2011. The change in liabilities was related to a significant reduction in accounts payable and accrued license fees due to settlements with certain suppliers, offset by an increase in accrued compensation due to deferred payroll compensation and an increase in the fair market value of warrant derivative liabilities. Additionally, debt was reduced due to the restructuring of the Value Act Note, and the equity conversion of $1.8 million of that note. The Company had positive working capital of $4.1 million at March 31, 2012 as opposed to negative working capital of $3.3 million at March 31, 2011.

Liquidity and Capital Resources

	Twelve Months Ended March 31,
	2012	2011

	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$(17)	$(88)
Cash flows used in operating activities	(1,829)	(1,909)
Cash flows used in investing activities	-	(1,547)
Proceeds from new convertible debt	7,000	2,500
Issuance of shares for cash	2,700	-
Effect of exchange rate changes on cash and cash equivalents	100	(2)

The Company has incurred losses and negative annual cash flows since inception, although the operating loss increased from $11.5 million in fiscal year 2011 to $16.9 million as of March 31, 2012. A significant portion of the loss is represented by one-time non-cash charges to stock compensation.

The consolidated financial statements included in this Annual Form 10-K include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be our existing cash balances together with cash generated by our operating activities, cash on hand, as well as further borrowings or further capital raises. Assuming there are no further changes in expected sales and expense trends subsequent to March 31, 2012, the Company believes that its cash position will be sufficient to continue operations for the next twelve months.

Operating Activities

In the year ended March 31, 2012, we used $1.8 million of net cash. Net cash used represents an increase in accounts payable and accrued compensation of $0.8 million, decreases in accounts receivable and prepaid expense of $1.7 million, offset by decreases in accrued license fees and other liabilities of $0.6 million. These changes flow from the loss for the period, but exclude impairment charge of $5.2 million, depreciation and amortization of $0.4 million, as well as interest, finance charges, debt extinguishment and debt discount costs of $10.7 million incurred to restructure liabilities, derivative liability costs of $4.4 million, and $7.5 million for stock and warrants issued for services, offset by supplier settlements of $1.4 million. In the year ended March 31, 2011, we used $1.0 million of net cash, including an increase in accounts payable and other liabilities of $1.3 million , flowing from the loss excluding impairment charge of $6.0 million , offset by non-cash stock based compensation and depreciation and amortization.

As of March 31, 2012, the Company had approximately $8.8 million of cash attributed to continuing operations.

The Company’s cash requirements in the future will be dependent on actions taken to improve cash flow, including operational restructuring. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional debt or equity financing will be available on acceptable terms, if at all.

 Debt obligations include interest payments under the Senior Debt facility, and also under the Amended Taja Note. Under the Senior Debt facility the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount of the principle and interest payable at the end of the term. Under the Amended Taja Note the Company may elect to add interest to the principal. The full amount is payable two years from March 1, 2012, if it has not already been converted into shares of common stock of the Company. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring at various dates through 2013.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We believe, therefore, that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Stock Sales and Liquidity

In April 2011, the Company issued an aggregate of 497,244 shares of the Company’s common stock in private placements (1) to two former employees of a subsidiary of the Company as a severance payment, and (2) to a consultant for services.

In April 2011, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.25 per share to a service provider of the Company as payment for past services to the Company.

In May 2011, the Company issued 150,000 shares of the Company’s common stock to a service provider to the Company as payment for past services to the Company.

In June 2011, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.47 per share to two advisory board members for consulting services.

In December 2011, the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the assets of Digital Turbine Group, LLC.

In December 2011, in connection with the acquisition of assets from Digital Turbine Group, LLC, the Company issued 12,450,000 shares of the Company’s common stock to consultants as payment for services. The shares vest based on certain conditions. As of March 2012, 9,037,500 of such shares have vested and 3,412,500 of such shares were unvested.

In December 2011, the Company issued an aggregate of 10,000,000 shares of the Company’s common stock with vesting conditions to directors of the Company. As of March 2012, 3,000,000 of such shares have vested.

In January 2012, the Company issued 300,000 shares of common stock of the Company to two advisory board members for consulting services. As of March 2012, 150,000 shares have vested.

In January 2012, the Company issued 1,375,000 shares of common stock of the Company with vesting provisions to three employees. As of March 2012, 875,000 of such shares have vested.

In March 2012, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.70 per share to a service provider of the Company.

In March 2012, the Company issued 10,053,333 shares of common stock of the Company in full payment of principle and interest of the New Convertible Note.

In March 2012, the Company issued 200,000 shares of common stock of the Company to two vendors for services. As of March 2012, 50,000 of such shares have vested.

In March 2012, the Company sold 3,857,143 shares of common stock of the Company to certain investors.

In March 2012, the Company issued to certain investors warrants to purchase 964,286 shares of common stock of the Company at an exercise price of $0.70 cents per share.

In March 2012, the Company issued warrants to purchase 3,071,429 shares of common stock of the Company at an exercise price of $0.70 cents per share related to modification of an existing note to convertible debt.

In March 2012, the Company issued 2,600,000 shares of common stock of the Company as payment of $1,820,000 of principle of a convertible note.

In May 2012, the Company issued 150,000 shares of common stock of the Company to an advisory board member for consulting services.

In May 2012, the Company issued 433,333 shares of common stock of the Company to a director of the Company.

In June 2012, the Company issued 1,428,571 shares of common stock of the Company to certain investors.

In June 2012, the Company issued warrants to purchase 357,143 shares of common stock of the Company at an exercise price of $0.70 cents per share.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox. Assets from the Digital Turbine acquisition have yet to generate revenues due to the development cycle of the Digital Turbine products. The Company expects to begin earning revenue from the Digital Turbine assets by the end of fiscal year ending March 31, 2013. Twistbox has historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market, distribute and/or bill for its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox’s content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox a contractual percentage of their collected fee for each transaction. Twistbox recognizes as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

Because many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season, and because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in the March quarter end. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our second fiscal quarter. In addition to these possible seasonal patterns, our revenues may be impacted by declines in users visiting carrier portals, new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues

Twistbox’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

 Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or content with higher royalty rates, our gross margin would decline. For other content, as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses

Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, porting, quality assurance, carrier certification and deployment of our content, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our content, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, porting and quality assurance of our content. For acquired content, typically we will receive content from our licensors which must be edited for use on mobile phones, combined with other appropriate content, and packaged for end-users. The process is made more complex by the need to deliver content on multiple carriers’ platforms and across a large number of different handsets.

Sales and Marketing.   Sales and marketing expenses, historically, and our sales and marketing expenses going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our business.

General and Administrative.  Our general and administrative expenses, historically, and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business, capital raises and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our operations and, in the near term, additional accounting costs related to our operation as a public company.

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

Critical Accounting Policies

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing material and software in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV), developing and maintaining carrier platforms, mobile advertising, mobile billing and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

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

In accordance with FASB ASC 605-45, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s products, images or games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

—	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

—	carriers generally have significant control over the types of content that they offer to their subscribers;

—	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

—	carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

—	carriers generally must approve the price of the Company’s content in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

—	the Company has limited risks, including no inventory risk and limited credit risk.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011

Potentially dilutive shares	21,943	11,992

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive income currently includes only foreign currency translation adjustments.

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

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either, accrued as incurred and subsequently paid, or in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $7 and $116 in the years ended March 31, 2012 and 2011, respectively. Advertising expense for discontinued operations was $0 and $956 in the years ended March 31, 2012 and 2011, respectively.

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

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of March 31, 2012 and 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities gain / (loss).”

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $97 in the year ended March 31, 2012 and $128 in the year ended March 31, 2011 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2012, one major customer represented approximately 39% of our gross accounts receivable outstanding, and 43% of gross accounts receivable outstanding as of March 31, 2011. This customer accounted for 41% of our gross revenues in the year ended March 31, 2012; and 49% in the year ended March 31, 2011.

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

In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill, amounting to $2,969.  In the year ended March 31, 2011, the Company determined that there was an impairment of goodwill, amounting to $1,546. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired are amortized using the straight-line method over their useful life ranging from five to eight years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319. In the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets, amounting to $4,482. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

The Company grants restricted stock subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. Unvested restricted stock entitles the grantees to dividends, if any, with voting rights determined in each agreement. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the Company’s judgment of likely future performance and the Company’s stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on the Company’s judgment of likely future performance and may be adjusted in future periods depending on actual performance.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of March 31, 2012 because of the material weaknesses described below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2012 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2012 because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management’s annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of March 31, 2012:

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

Financial Close and Reporting Process

The Company significantly reduced the number of post-closing journal entries from the previous year. However, the lack of secondary review of key accounting and financial reporting functions results in a risk in that material accounting errors may not be detected timely. The accounting close and financial reporting process is the responsibility of one individual without sufficient backup for review of accounting functions such as preparation of journal entries and account reconciliations.

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

Our management is in the process of identifying the steps necessary to address the material weaknesses existing as of March 31, 2012 described above, as follows:

1.	Recruiting a Chief Financial Officer that will oversee that accounting and financial reporting processes

2.	Engaged a financial consultant that serves as a liaison between the Board, Senior Management and the Accounting Organization

3.	Hiring additional accounting personnel with adequate experience, skills and knowledge to assist in the closing of our financial statements and further segregate duties of financial personnel;

4.	Documenting, to standards established by senior accounting personnel and the principal accounting officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

5.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

These remediation efforts are expected be implemented during the fiscal year ending March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of June 15, 2012. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Peter Adderton	45	Chief Executive Officer and Director
Lisa Higgins-Lucero	46	Principal Financial Officer and CFO of Twistbox Entertainment Inc.
Peter Guber	70	Chairman
Robert S. Ellin	47	Executive Chairman
Paul Schaeffer	65	Co-Chairman
Chris Rogers	54	Director

Biographical information for our directors and executive officers are as follows:

Peter Adderton.   Peter Adderton has served as our Chief Executive Officer and as a Director on the Board since December 2011. Mr. Adderton founded Boost Mobile in 2000 and remains a Director and the largest shareholder of Boost Mobile Australia. Boost Mobile USA is one of the fastest growing mobile brands in its category with annual revenues over $1 billion and over five million subscribers. Boost Mobile USA was purchased by Nextel in 2004, and remains a wholly-owned subsidiary of Sprint Nextel. In 2005 Mr. Adderton also founded Amp'd Mobile, creating the first integrated mobile entertainment company targeted for youth, young professionals and early adopters. Amp’d Mobile filed for Chapter 11 bankruptcy in 2007.

Lisa Higgins-Lucero. Lisa Higgins-Lucero is the Chief Financial Officer of Twistbox Entertainment, Inc. Mrs. Higgins-Lucero joined Twistbox Entertainment Inc. in August 2007. She is responsible for all financial reporting and for the strategic planning and reporting of the Company's operations. She works closely with all areas of the business to insure profitability and success for each of the Company's vertical revenue strategies. Her prior experience is with publicly traded manufacturing and engineering companies, including 12 years with Odetics, Inc., (now Iteris, Inc. NYSE Amex: ITI).

Peter Guber.  Mr. Guber has served as Co-Chairman of our Board of Directors from August 2007 and currently serves as a Chairman of the Board.  Mr. Guber is Chairman and CEO of the multimedia Mandalay Entertainment Group. Prior to Mandalay, Mr. Guber was Chairman and CEO of Sony Pictures Entertainment, Chairman and CEO of Polygram Entertainment, Co-Founder of Casablanca Record & Filmworks and President of Columbia Pictures. Mr. Guber produced or executive produced (personally or through his companies) films that garnered five Best Picture Academy Award nominations (winning for Rain Man) and box office hits that include The Color Purple, Midnight Express, Batman, Flashdance and The Kids Are All Right. Mr.Guber is the Owner and Co-executive Chairman of the NBA franchise, the Golden State Warriors. He is as a weekly entertainment and media analyst for Fox Business News and a full professor at UCLA. Mr. Guber serves on the board of directors of Demand Media, an online media publishing company (NYSE: DMD), and is Co-Founder of Geek Chic Daily, a daily email newsletter with inside information on technology & apps, video games, comics, TV & film. Mr. Guber is a noted author with works including “Inside The Deep” and “Shootout: Surviving Fame and (Mis)Fortune in Hollywood.” Mr. Guber wrote the cover article for the Harvard Business Review titled, “The Four Truths of the Storyteller” and has also authored op-ed pieces for the New York Times and the San Francisco Chronicle. Mr. Guber recently released his third book, “Tell To Win - Connect, Persuade, and Triumph with the Hidden Power of Story”, which became a #1 New York Times bestseller.

Robert S. Ellin.    In December 2011, Mr. Ellin was appointed Executive Chairman of the Board of Directors. Prior to that, Mr. Ellin served as Co-Chairman of our Board of Directors since 2005. Mr. Ellin has more than twenty years of investment and turnaround experience. Since 2004, he has served as Managing Director and Portfolio Manager of Trinad Capital, an activist hedge fund investing primarily in micro-cap and small-cap publicly traded companies. Prior to founding Trinad, Mr. Ellin was Founder and President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. He spearheaded world-class investments in ThQ, Inc. (THQI), Grand Toys (GRIN), Forward Industries, Inc. (FORD), Majesco Entertainment (COOL), and iWon.com. Mr. Ellin also acquired S&S Industries, Inc. the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to Atlantis, he worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin is the Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and holds certain other positions of Loton Corporation (LTNR.QB), a company specializing in 3D rendering, animation and architectural visualization services. Mr. Ellin is also a director of Infosearch Media, Inc. (ISHM.PK), a provider of search-targeted text and video content for the Internet. Mr. Ellin currently also sits on the Board of Directors of Atrinsic, Inc. (ATRN), as well as the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California. Mr. Ellin holds a Bachelor of Arts degree from Pace University.

Paul Schaeffer.   Mr. Schaeffer is a member of our Board of Directors and served as Vice-Chairman or Co-Chairman on our Board of Directors since August 2007.  He is the Vice Chairman, Chief Operating Officer and Co-Founder of Mandalay Entertainment Group. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment (“SPE”), overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He spent time as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University. The Company considered Mr. Schaeffer to be a valuable resource when it selected him as a director based on having served for more than 5 years as the Chairman of the Finance Committee, and a member of the Board of Trustees of Childrens Hospital Los Angeles, where he also served as a chairman of its Audit Committee, and member of its Compensation Committee and Executive Committee for more than five years.

Chris Rogers. Mr. Rogers has been a member of our Board of Directors since May 2012. Mr. Rogers served as a Senior Vice President, Corporate Development and Spectrum, of Sprint Nextel Corporation, where he evaluated and executed strategic initiatives, including mergers, acquisitions, divestitures, equity investments and joint ventures within the mobile communication and e-commerce sectors. He also was responsible for management and oversight of wireless spectrum licenses and Sprint Nextel’s investment portfolio of emerging technology start-ups. Prior to its merger with Sprint in 2005, Mr. Rogers was Co-Founder and Senior Vice President of Nextel Communications, Inc. as well as Co-Founder of FleetCall Communications, the predecessor to Nextel Communications, and Founder and Chairman of Dispatch Communications, Inc., which was sold to Fleet Call/Nextel in 1993. Rogers holds a JD in Communications Law and has served as a Director on multiple public and private company Boards and as a Director for several Washington, DC-based philanthropic organizations.

Except as noted below, none of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

Our audit committee was established during the fiscal year ended March 31, 2010 and consists of Paul Schaeffer and Robert Ellin. Mr. Schaeffer has been designated as the Chairman of the committee and the financial expert within the rules and regulations of the SEC. The committee met regularly during the course of the year, including regular meetings with our auditors, and monitors our compliance with our obligations under the assessment of internal control over financial reporting.

Nominating Committee

The entire Board of Directors currently operates as our Nominating Committee.

Code of Ethics

We intend to establish a code of ethics during the fiscal year ended March 31, 2013.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: (i) one Form 4 report was not timely filed by Peter Adderton with respect to two transactions; (ii) one Form 3 report was not timely filed by Peter Adderton with respect to one transaction; (iii) one Form 4 report was not timely filed by Lisa Higgins-Lucero with respect to one transaction; (iv) one Form 3 report was not timely filed by Lisa Higgins-Lucero with respect to two transactions, (v) one Form 3 report and one Form 4 report was not timely filed by Chris Rogers with respect to one transaction, and (v) one Form 4 report was not filed by Robert Ellin with respect to three transactions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2011, and our fiscal year ended March 31, 2012, for (i) our Chief Executive Officer, (ii) our other three most highly compensated executive officers who were serving as executive officers as of March 31, 2012, and (iii) two additional individuals who are former executive officers but were not serving as an executive officer at the end of the fiscal year ended March 31, 2012 (collectively, our “named executive officers”).

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock (1) ($)	Option (1) ($)	All Other ($)	Total ($)
Peter Adderton (2)	March 31, 2012	112,500	125,000	2,025,504	-	26,741	2,289,745
Chief Executive Officer	March 31, 2011	-	-	-	-	25,751	25,751
Robert Ellin (3)	March 31, 2012	112,500	-	3,110,515	-	20,000	3,243,015
Executive Chairman	March 31, 2011	-	-	-	-	360,000	360,000
Lisa Higgins-Lucero (4)	March 31, 2012	120,000	34,000	162,475	-	10,999	327,474
Principal Financial Officer and CFO of Twistbox Entertainment Inc.	March 31, 2011	120,000	-	-	-	-	120,000
David Mandell (5)	March 31, 2012	253,828	24,000	243,713	-	19,991	541,532
Former Executive Vice President and General Counsel	March 31, 2011	332,600	-	-	49,916	16,251	398,767
James Lefkowitz (6)	March 31, 2012	50,000	-	-	-	17,773	67,773
Former Chief Operating Officer	March 31, 2011	226,403	-	-	26,137	28,856	281,396
Ray Schaaf (7)	March 31, 2012	19,950	-	-	-	-	19,950
Former President and Chief Executive Officer	March 31, 2011	285,960	125,000	75,000	-	30,268	516,228

(1)	The amounts in the “Stock” column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. Under ASC 718, for Messer’s. Adderton and Ellin we estimated the fair value of the restricted stock granted using the Monte Carlo pricing method model that values the restricted stock awards using various random hypothecations of stock price; securities issuances for services; securities issuances for capital raises and acquisitions. The primary assumptions used in this analysis are: Stock price ($0.61 as of December 28, 2011) is projected to fluctuate based on a future annual volatility of 100%; Average monthly stock issuances for services is projected at 100,000 shares with a standard deviation of 50,000 shares; Average monthly stock issuances for capital is projected at 200,000 shares with a standard deviation of 100,000 shares; Average monthly stock issuances for acquisitions is projected at 200,000 with a standard deviation of 100,000 shares; Acquisition share issuances were not assumed for the first 3 months; Market cap hurdles of $100 million and $200 million are based on maintaining those levels for 30 trading days; Dilutive share analysis included warrants, options, restricted stock grants and convertible debt with only fixed price conversion and exercise prices; and restricted stock discount of 36.1%, risk-free rate of 0.1% and dividend yield of 0%. Forfeiture rate was assumed to be 0% due to the lack of any service requirement related to these awards.

For the amounts for other recipients in the “Stock” and “Options” columns were also computed under ASC 718. We estimated the fair value of restricted stock and stock options granted using the Black-Scholes pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock or stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock or options that actually vest or are forfeited are recorded. Vesting schedules for unvested stock grants or option grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table”.

(2)	Mr. Adderton was appointed as our Chief Executive Officer on December 28, 2011 following a period of service as our interim Chief Executive Officer that began on July 15, 2011. Mr. Adderton was previously serving as an advisor to us and received a warrant to purchase 150,000 shares of our common stock at a per share price of $0.39 on September 27, 2010. In the fiscal year ended March 31, 2012, Mr. Adderton was reimbursed $20,000 for his personal assistant, through payment to Skycrest Ventures, LLC, and such amounts are disclosed under “All Other”.

(3)	Mr. Ellin was appointed Executive Chairman of the Board of Directors on December 28, 2011. Mr. Ellin also received $20,000 in ‘Other Compensation’ that consists of salary for a personal assistant that is reimbursed to Trinad Management, LLC. Prior to his appointment as Executive Chairman, we were a party to a Management Agreement, dated September 14, 2006 with Trinad Management, LLC, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management, LLC provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving the Company, for a fee of $90,000 per quarter.

(4)	Ms. Higgins-Lucero was appointed as our Principal Financial Officer on July 26, 2011.

(5)	On April 12, 2012, Mr. Mandell resigned from his positions with us. In February 2011, while an officer of the Company, Mr. Mandell agreed to cancel 400,000 shares underlying an option to purchase 450,000 shares of common stock of the Company, and the Company granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the incremental fair value of the options issued to be $49,916, using the Black-Scholes option pricing model and the following assumptions: expected life of 6.98 years, a risk free interest rate of 2.99%, a dividend yield of 0% and volatility of 75%.

(6)	On January 31, 2012, James Lefkowitz resigned as our Chief Operating Officer. In February 2011, while an officer of the Company, Lefkowitz agreed to cancel an option to purchase 500,000 shares of common stock of the Company, and the Company granted Lefkowitz an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company determined the incremental fair value of the options issued to be $26,137, using the Black-Scholes option pricing model and the following assumptions: expected life of 3.00 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 75%.

(7)	On May 9, 2011, Ray Schaaf resigned as our President and Chief Executive Officer. Amounts disclosed as salary represent salary paid to Mr. Schaaf in his capacity as President and CEO, while amounts disclosed as “All Other” include fees prior to his appointment as President and other benefits paid.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreement with Peter Adderton. On December 28, 2011, we entered into an employment agreement with Mr. Adderton as the Company’s Chief Executive Officer. Mr. Adderton’s employment agreement provides for a one-year term and an annual salary of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated and Mr. Adderton has received his full salary since April 1, 2012 and received a lump sum payment for the portion of his salary that was deferred from December 28, 2011 to March 31, 2012 on April 9, 2012. Mr. Adderton is eligible to receive a special incentive bonus if certain debt and/or equity financings are consummated, and is also eligible to receive an annual cash bonus in the amount of 100% of his base salary, upon on the satisfaction of performance-related milestones to be agreed upon between Mr. Adderton and our board of directors.

Mr. Adderton also received a grant of 9,037,500 shares of our restricted common stock that vest in three equal tranches upon the occurrence of the following events: (i) one or more debt or equity financings during the two years following the date of the agreement (the “Measurement Period”) with gross proceeds of at least $5 million; (ii) our achievement on any date during the Measurement Period of a total enterprise value (computed by multiplying the number of outstanding shares of common stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for common stock for the 30-trading day period immediately preceding the date of determination) of $100 million or more; and (iii) our achievement on any date during the Measurement Period of a total enterprise value (calculated as set forth in clause (ii) above) of $200 million or more; provided, however, that all unvested shares of restricted common stock will vest immediately upon the sale of all or substantially all of our assets, upon the merger or reorganization of our Company following which the equity holders immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of our equity securities representing 50% or more of our voting power or 50% or more of the economic interest in us in a single transaction or in a series of related transactions. The first tranche of the grant of restricted common stock described above vested as of December 29, 2011 upon the funding of the $7 million financing from Adage Capital Partners, L.P. Mr. Adderton will also be reimbursed for the annual fee of a personal assistant of up to $80,000 during the term of his employment.

Mr. Adderton is also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Adderton’s election, upon our achievement of certain higher total enterprise values. All of Mr. Adderton’s shares of restricted common stock are subject to a one-year prohibition on transfer from the applicable vesting date.

During the fiscal year ended March 31, 2012, we did not grant Mr. Adderton any stock options. Mr. Adderton also received a warrant to purchase 150,000 shares of our common stock at a per share price of $0.39.

Executive Chairman Agreement with Robert Ellin. On December 28, 2011, we entered into an executive chairman agreement with Mr. Ellin. Mr. Ellin’s executive chairman agreement provides for a one-year term and an annual fee of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin shall be entitled to be paid an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors. Mr. Ellin shall also be reimbursed for the annual fee of a personal assistant of up to $80,000 during the term of this executive chairman agreement.

Mr. Ellin also received three grants totaling 8,000,000 shares of our restricted common stock and vests as follows:

•     The first grant of 3,400,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third shall vest if on any date during the term or within 12 months following the term, our total enterprise value equals or exceeds $100,000,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

•     The second grant of 3,600,000 shares was granted on December 28, 2011 and vested fully on the date of the grant. These shares may not be transferred for a period of two years from the date of grant.

•     The third grant of 1,000,000 shares was granted on December 28, 2011 and vest one year from the date of grant. These shares may not be transferred for a period of one year from the vesting date.

Mr. Ellin is also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Ellin’s election, upon our achievement of certain higher total enterprise values.

During the fiscal year ended March 31, 2012, we did not grant Mr. Ellin any additional stock options or warrants.

Employment Agreement with Lisa Higgins-Lucero. Ms. Higgins-Lucero joined us on August 27, 2007. Ms. Higgins-Lucero has a written employment contract with our wholly owned subsidiary Twistbox which provides for a bonus of up to 10% of her then base salary, at the discretion of management. She receives a base salary of $120,000 per year, payable in accordance with our payroll guidelines. She is eligible for a bonus at the discretion of our board of directors. During the fiscal year ended March 31, 2012, we did not grant Ms. Higgins-Lucero any stock options. Effective January 3, 2012, we granted Ms. Higgins-Lucero 500,000 shares of restricted common stock, of which 250,000 vested immediately and 250,000 will vest upon the achievement of performance criteria at the Chief Executive Officer’s discretion and with the approval of the board of directors, however, all unvested shares will vest immediately upon the sale of all or substantially all of our assets, upon the merger or reorganization of our Company following which the equity holders immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of our equity securities representing 50% or more of our voting power or 50% or more of the economic interest in us in a single transaction or in a series of related transactions.

Employment Agreement with David Mandell.  On February 1, 2012, we entered into an employment agreement with Mr. Mandell, our former Executive Vice President and General Counsel.  The agreement provides Mr. Mandell a base salary of $250,000 per year. Mr. Mandell was entitled to be paid an annual discretionary incentive bonus in an amount not to exceed 50% of his salary, based upon satisfaction of performance-related milestones. On January 3, 2012 we granted Mr. Mandell 750,000 shares of restricted common stock, which vested as follows: 375,000 shares vested immediately, and 375,000 shares are scheduled to vest upon the completion of an acquisition by us of all or substantially all of the assets of or equity interests in another entity or similar transaction which is approved by our board of directors. During the fiscal year ended March 31, 2012, we did not grant Mr. Mandell any stock options.

On April 12, 2012, we entered into a Separation and General Release Agreement with Mr. Mandell, under which Mr. Mandell retains ownership of the 375,000 shares of vested common stock awarded under his employment agreement and waives all rights to the non-vested common stock awards and any other shares awarded under such agreement. We will pay Mr. Mandell a total of $125,000 over a nine-month period beginning March 9, 2012 as compensation for performing certain transition consulting services for us. Mr. Mandell’s first payment was made on April 20, 2012 for the period March 9, 2012 to April 14, 2012. We will also pay Mr. Mandell’s monthly COBRA premiums for a nine-month period or provide certain reimbursement payments in the event Mr. Mandell’s current health plan ceases to be available before the end of such nine-month period. The agreement provides mutual releases from claims, reasonable cooperation covenants (and reimbursements obligations for extended consultation), and continuation of non-disclosure obligations and various attorney-client privilege, confidentiality, cooperation and non-solicitation clause of Mr. Mandell’s employment agreement.

Employment Agreement with James Lefkowitz.  On February 21, 2011, we entered into an employment agreement with Mr. Lefkowitz.  The agreement provided Mr. Lefkowitz a base salary of $5,000 per month. We also granted Mr. Lefkowitz options to purchase 500,000 shares of common stock at an exercise price of $0.25 per share upon the cancellation of options to purchase 500,000 shares of common stock previously granted to him. During the fiscal year ended March 31, 2012, we did not grant Mr. Lefkowitz any stock options. On January 31, 2012, James Lefkowitz resigned as our Chief Operating Officer.

Employment Agreement with Ray Schaaf. Mr. Schaaf was appointed as President of the Company on October 27, 2009 following a period of acting as a consultant to us. On February 22, 2011 Mandalay entered into a Confidential Separation, Transition and Release Agreement and a Restricted Stock Agreement with Mr. Schaaf (together, the “Schaaf Agreements”). Pursuant to the Schaaf Agreements, Mr. Schaaf entered into a transition period in his role with the Company that ended on May 9, 2011.  At the end of the transition period, Mr. Schaaf ceased to be our President and resigned as a member of its Board of Directors.  We paid Mr. Schaaf $45,000 in 3 installments, and we issued 300,000 shares of the Company’s common stock to Mr. Schaaf as compensation for his services during the transition period.  The Schaaf Agreements included a mutual, general release, and if Mr. Schaaf had not reaffirmed the general release within 21 days of the transition period, then we would have had the right to repurchase the 300,000 shares of the Company’s common stock issued to him.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2012

The following table presents information regarding outstanding options and unvested stock awards held by our named executive officers as of March 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Peter Adderton Chief Executive Officer(1)	-	-	-	-	-	6,175,000	1,519,563	-	-
Robert Ellin Executive Chaairman (2)	500,000	-	-	2.75	6/18/18	1,000,000	155,880	-	-
	-	-	-	-	-	2,266,667	555,333	-	-
Lisa Higgins- Lucero Principal Financial Officer and CFO of Twistbox Entertainment Inc.(3)	9,759	-	-	0.81	10/9/17	250,000	232,500	-	-
David Mandell Former Executive Vice President and General Counsel (4)	400,000	-	-	0.25	2/12/2018	375,000	348,750	-	-
	50,000	-	-	4.75	2/12/2018	-	-	-	-
James Lefkowitz Former Chief Operating Officer (5)	500,000	-	-	0.25	2/21/2014	-	-	-	-
Ray Schaaf Former President and Chief Executive Officer	-	-	-	-	-	-	-	-	-

(1) Effective December 28, 2011, we granted Mr. Adderton 9,037,500 shares of restricted common stock, one third of which vested as of December 29, 2011. The remaining 6,025,000 shares vest as described above under –“Narrative Disclosure to Summary Compensation Table—Employment Agreement with Peter Adderton.” Mr. Adderton also received a warrant to purchase 150,000 shares of our common stock at a per share price of $0.39 on September 27, 2010.

(2) Effective June 18, 2008, we granted Mr. Ellin 500,000 stock options. The stock options are exercisable at the exercise price of $2.75 per share until June 18, 2018. Effective December 28, 2011, we granted Mr. Ellin 8,000,000 shares of restricted stock, of which 4,733,333 shares have vested. The remaining 3,266,667 shares vest as described above under –“Narrative Disclosure to Summary Compensation Table—Executive Chairman Agreement with Robert Ellin.”

(3) Effective January 31, 2008, we granted Ms. Higgins-Lucero 9,759 stock options. The stock options are exercisable at the exercise price of $0.81 per share until October 9, 2017. Effective January 3, 2012, we also granted Ms. Higgins-Lucero 500,000 shares of restricted common stock, half of which were vested as of January 3, 2012. The remaining 250,000 shares vest as described above under –“Narrative Disclosure to Summary Compensation Table—Employment Agreement with Lisa Higgins-Lucero.”

(4) Mr. Mandell resigned from his positions with us on April 12, 2012. Effective February 12, 2008, we granted Mr. Mandell 400,000 stock options. These stock options are exercisable at the exercise price of $0.25 per share until February 12, 2018. Effective February 12, 2008, we also granted Mr. Mandell 50,000 stock options, which are exercisable at the exercise price of $4.75 per share until February 12, 2018. Effective January 3, 2012, we granted Mr. Mandell 750,000 shares of restricted common stock, half of which shares vested immediately. The remaining 375,000 shares vest as described above under –“Narrative Disclosure to Summary Compensation Table—Employment Agreement with David Mandell.”

(5) Effective February 21, 2011, we granted Ms. Lefkowitz 500,000 stock options. The stock options are exercisable at the exercise price of $0.25 per share until February 21, 2014.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Guber (2)	-	620,000	-	-	620,000
Robert S. Ellin (3)	-	-	-	-	-
Paul Schaeffer (4)	19,950	620,000	-	-	639,950
Peter Adderton (5)	-	-	-	-	-
Ray Schaaf (6)	-	-	-	-	-
Adi McAbian (7)	-	-	-	-	-

(1) The amounts in this column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the stock vesting term. The amount of expense recognized represents the expense associated with the stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of stock that actually vest or are forfeited are recorded.

(2) As of March 31, 2012, Mr. Guber held 500,000 options with an exercise price of $ 2.75 per share, and 1,000,000 shares of unvested restricted common stock.

(3) Mr. Ellin was appointed Executive Chairman of the Board of Directors on December 28, 2011. His compensation for fiscal year 2011 is fully reflected in the “Summary Compensation Table” above. Mr. Ellin received no additional compensation for his service as a director.

(4) As of March 31, 2012, Mr. Schaeffer held 300,000 options with an exercise price of $2.75 per share, and 1,000,000 shares of unvested restricted common stock.

(5) Mr. Adderton was appointed as our interim Chief Executive Officer on July 15, 2011 and was appointed as our Chief Executive Officer on December 28, 2011. His compensation for fiscal year 2011 is fully reflected in the “Summary Compensation Table” above. Mr. Adderton received no additional compensation for his service as a director.

(6) Mr. Schaaf resigned as a member of our board of directors on May 9, 2011. As of March 31, 2012, Mr. Schaaf held no options and no shares of unvested restricted common stock.

(7) Mr. McAbian resigned as a member of our board of directors on April 27, 2011. As of March 31, 2012, Mr. McAbian held 54,725 options and no shares of unvested restricted common stock.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

Non-employee director compensation for a new director is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

NARRATIVE DISCLOSURE OF COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE COMPANY’S RISK MANAGEMENT

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of June 15, 2012 by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
Robert S. Ellin (3)	30,201,385	26.4%
Peter Guber (4)	18,786,293	16.4%
Adage Capital Partners LP (5)	12,553,333	11.0%
Peter Adderton (6)	9,187,500	8.0%
Paul Schaeffer (7)	2,300,000	2.0%
Lisa Higgins-Lucero (8)	509,759	0.4%
All directors and named executive officers as a group (5 individuals)	60,984,937	53.3%

(1) Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Digital Group, Inc., 4751 Wilshire Boulevard, Third Floor, Los Angeles, CA 90010.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of May 20, 2012, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Trinad Capital Master Fund, Ltd. is the beneficial owner of 21,701,385 shares of common stock, which includes (a) 4,262,233 issued and outstanding shares of common stock, (b) 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $2.67 per share, (c) 12,058,253 (10,000,000 principal, 2,058,253 accrued interest) shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd. (at the time of conversion accrued interest will also be converted and increase total number of shares issued) and which is convertible at a price per share of $0.15, and (d) 5,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $0.25 per share. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) is deemed the beneficial owner of 21,250,007 shares of common stock which includes 21,150,007 shares of common stock held by Trinad Capital Master Fund, Ltd. and 100,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, assuming conversion price $1.00 per share.  Trinad Management, LLC disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC is deemed the beneficial owner of 30,201,385 shares of common stock, which includes (i) 21,701,385 shares of common stock held by Trinad Capital Master Fund, Ltd., (ii) 100,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, (iii) 8,000,000 issued and outstanding shares of common stock owned by Mr. Ellin, and (iv) options to purchase 500,000 shares of common stock owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Trinad Capital LP (as the owner of 70.20% of the shares of Trinad Capital Master Fund, Ltd. as of March 31, 2012) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of (a) 3,866,452 shares of common stock (representing 84.53% of the shares of the 4,293,160 shares of common stock held directly, and not through a derivative security, by Trinad Capital Master Fund, Ltd.), (b) 280,899 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $2.67 per share, (c) 10,000,000 shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd., and (d) 5,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $0.25 per share. Trinad Advisors II, LLC disclaims beneficial ownership of the shares of common stock beneficially owned by Trinad Capital LP, except to the extent of its pecuniary interest therein.

Each of the beneficial owners share the power to vote or to direct the vote and to dispose or to direct the disposition of common stock it or he may be deemed to beneficially own, except that Mr. Ellin has the sole power to vote or to direct the vote of 8,000,000 shares of vested and unvested stock owned by him and to dispose or to direct the disposition of 4,733,333 shares of fully vested common stock owned by him, and will have the power to vote or to direct the vote and to dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Ellin on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise. The address of each of the beneficial owners is 4751 Wilshire Boulevard, Third Floor, Los Angeles, CA 90010.

(4) The Guber Family Trust (the “Trust”), of which Peter Guber serves as a trustee, is the beneficial owner of 17,286,293 shares of common stock, which consists of: (a) 5,633,225 issued and outstanding shares of common stock, (b) 280,899 shares of common stock issuable upon exercise of warrants at an exercise price of $2.67 per share, (c) 8,038,836 (6,666,667 principal, 1,372,169 accrued interest) shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,000,000 (at the time of conversion accrued interest will also be converted and increase total number of shares issued) and which is convertible at a price per share of $0.15, and (d) 3,333,333 shares of common stock issuable upon exercise of warrants at an exercise price of $0.25 per share. Peter Guber disclaims beneficial ownership of the shares of common stock directly and beneficially owned by the Trust, except to the extent of his pecuniary interest therein. Mr. Guber directly owns 1,500,000 shares of common stock, which consists of 1,000,000 unvested shares of common stock, and options to purchase 500,000 shares of our common stock, which options are fully vested. Mr. Guber, as trustee of the Trust, has the sole power to vote or to direct the vote and dispose or to direct the disposition of 16,991,822 shares of common stock. Mr. Guber shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Guber on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise. The information set forth herein is based solely on a Schedule 13D filed by the beneficial owners with the Securities and Exchange Commission on January 9, 2012.

(5) Adage Capital Partners LP is the beneficial owner of 12,553,333 shares of common stock, which consists of 10,053,333 issued and outstanding shares of common stock, and 2,500,000 shares of common stock issuable upon exercise of warrants at an exercise price of $0.70 per share. Adage Capital Partners LP has the sole power to vote or to direct the vote and dispose or to direct the disposition of 12,553,333 shares of common stock.

(6) Peter A. Adderton is the beneficial owner of 9,187,500 shares of common stock, which consists of (a) 9,037,500 issued and outstanding shares of common stock and (b) 150,000 shares of common stock issuable upon exercise of warrants at an exercise price of $0.39 per share. Mr. Adderton has the sole power to vote or to direct the vote of 9,037,500 shares of common stock and to dispose or to direct the disposition of 3,012,500 shares of common stock (subject to a one-year prohibition on transfer from the applicable vesting date).

(7) Paul & Judy Schaeffer Living Trust is the beneficial owner of 1,000,000 shares of common stock. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest. Mr. Schaeffer directly owns options to purchase 300,000 shares of our common stock, which options are fully vested, and 1,000,000 unvested shares of common stock Mr. Schaeffer will have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 300,000 shares of common stock underlying the options granted to Mr. Schaeffer on June 18, 2008 at an exercise price of $2.75 per share, upon their exercise.

(8) Lisa Higgins-Lucero is the beneficial owner of 509,759 shares of common stock, which consists of 500,000 issued and outstanding shares, and options to purchase 9,759 shares of common stock. Mrs. Higgins-Lucero has the sole power to vote or to direct the vote and dispose or to direct the disposition of 250,000 shares of fully vested common stock, and will have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 9,759 shares of common stock underlying the options granted to Mrs. Higgins-Lucero on January 31, 2008 at an exercise price of $0.81 per share, upon their exercise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay Digital Group, Inc.

Management Agreement

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, LLC the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our Executive Chairman, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90,000 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. For the years ended March 31, 2012 and 2011, the Company incurred management fees under the agreement of $270,000 and $360,000 respectively. At March 31, 2012 and March 31, 2011, the accrued payable to Trinad Management was $135,000 and $180,000 respectively.

In March 2008, we entered into a month-to-month lease for office space with Trinad Management for rent of $9,000 per month, which was subsequently reduced to $5,000 per month. Rent expense in connection with this lease was $0 and $40,000 respectively for the years ended March 31, 2012 and 2011. This lease was terminated in December 2010 when the Company moved to a new location.

Senior Secured Convertible Notes

On June 21, 2010, we sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain significant stockholders, comprised of a $1,500,000 New Senior Secured Note sold and issued to Trinad Capital Master Fund and a $1,000,000 New Senior Secured Note sold and issued to the Guber Family Trust (the “Offering”). Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our Executive Chairman, Robert Ellin.  Peter Guber, our Chairman, serves as trustee of the Guber Family Trust. The New Senior Secured Notes have a three-year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, we may, at our option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of our common stock at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first priority lien on substantially all of our and our subsidiaries’ assets. The Amended ValueAct Note (described below) is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of our common stock at an exercise price of $0.25 per share, subject to adjustment.  For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 166,667 shares of common stock.  Each Warrant has a five-year term.

Twistbox

Twistbox engages in various business relationships with its stockholders and officers and their related entities. The significant relationships are as follows:

Loans

As part of the Merger, we agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct, with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors, as defined therein, and ValueAct, pursuant to which ValueAct purchased the ValueAct Note in the amount of $16,500,000 and a Warrant which entitled ValueAct to purchase from Twistbox up to a total of 2,401,747 shares of Twistbox’s common stock.  In connection therewith, Twistbox and ValueAct had also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries. In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 1,092,622 shares of our common stock at an exercise price of $7.55 per share. The other warrant entitled ValueAct to purchase up to a total of 1,092,621 shares of our common stock at an initial exercise price of $5.00 per share.  We also entered into a Guaranty with ValueAct whereby we agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note. The financial covenants of the ValueAct Note were also amended, to provide that Twistbox was required maintain a cash balance of not less than $2,500,000 at all times and we were required to maintain a cash balance of not less than $4,000,000 at all times.

On October 23, 2008, in connection with the AMV Acquisition, the Company, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note in the amount of $16,500,000, which among other things, provided for a payment in kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that the Company and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of the Company. and its subsidiaries.  Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, Mandalay Digital Group, Inc. and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $4.00 per share.

On August 14, 2009, for $3,500,000 in principal (the “Amended ValueAct Note”). In connection with the Restructure, the ValueAct Note, the Value Act Security Agreement and the Value Act Guaranty were amended and restated in their entirety. In addition, all warrants and common stock of the Company held by ValueAct were cancelled and all warrants and common stock of the Company held by AMV founders Nate MacLeitch and Jonathan Cresswell, former directors of the Company, were repurchased by the Company for a price of $0.02 per share.

On August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to this Third Amendment, the maturity date of the ValueAct Note was changed to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

On January 25, 2010, the Company, Twistbox and ValueAct entered into a Waiver to Senior Secured Note (the “Waiver”), pursuant to which ValueAct agreed to waive certain provisions of the ValueAct Note. Pursuant to the Waiver, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, certain rights to prepay the ValueAct Note were extended from January 31, 2010 to March 1, 2010. In addition, subject to Twistbox’s compliance with certain conditions set forth in the Waiver, the timing obligation of the Company and Twistbox to comply with the cash covenant set forth in the ValueAct Note was extended to March 1, 2010 and the minimum cash balance that Twistbox and the Company must maintain was increased to $1,600,000.

On February 25, 2010, Twistbox received a letter (the “Letter”) from ValueAct alleging certain events of default with respect to the ValueAct Note. The Letter claimed that an event of default had occurred and was continuing under the ValueAct Note as a result of certain alleged defaults, including the failure to provide weekly evidence of compliance with certain of Twistbox’s and the Company covenants under the ValueAct Note, the failure to comply with limitations on certain payments by the Company and each of its subsidiaries, and the failure of Twistbox and the Company to maintain minimum cash balances in deposit accounts of each of Twistbox and the Company. The Letter also claimed that the Waiver had ceased to be effective as a result of the alleged failure of Mandalay Digital Group, Inc. to comply with the conditions set forth in the Waiver.  On May 10, 2010, Twistbox received from ValueAct a Notice of Event of Default and Acceleration (“Notice”) in which ValueAct stated that an event of default had occurred under the ValueAct Note as a result of Twistbox’s and the Company’s failure to comply with the cash balance covenant under the ValueAct Note and, therefore, ValueAct accelerated all outstanding amounts payable by Twistbox under the ValueAct Note. In connection with the Notice, ValueAct instituted an administration proceeding in the United Kingdom against AMV.

 On June 21, 2010, we sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except”) election to the note through the revised term, and (3) stripped out $3,000,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500,000 plus accrued interest of $562,000 for a total of $1,062,000. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant have a five year term and vest one year from issue date.

On December 16, 2011, the Amended ValueAct Note was purchased in its entirety by Taja LLC (“Taja) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and, effectively, a third amendment to the Second Amended Note (“Third Amended Note”). The Third Amended Note (1) changed the maturity date of the Note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 1,092,621 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 1,092,621 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”).  Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $1.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties.

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet. Pursuant to the Amended Taja Convertible Note, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $0.70 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 2,000,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, and (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date.

On March 19, 2012, the Company issued 2,600,000 shares of its common stock to Taja for the conversion of $1,820,000 of the Amended Taja Convertible Note.

The above description of the Restructure does not purport to be complete and is qualified in its entirety by reference to the Current Reports on Form 8-K filed by us on June 23, 2010, January 4, 2012, and March 7, 2012, and relevant exhibits thereo, which are incorporated by reference herein.

Director Independence

As of June 15, 2012, the independent directors of the Board were Paul Schaeffer and Chris Rogers, based on the standards of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Fees

 Aggregate fees for professional services rendered to us by Singer Lewak, LLP, our independent registered public accounting firm engaged to provide audit for the fiscal years ended March 31, 2012 and March 31, 2011 were:

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees	$277,004	$137,065
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$277,004	$137,065

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2012 and 2011.

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

(3) Exhibits: See Item 15(b) below.

(b)  The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.9	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012*

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

3.3	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [28]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due June 21, 213. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012*

4.11	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012*

4.12	Amended and Restated Warrant Issue Agreement, dated January 1, 2011*

4.13	Allonge to Warrant, dated January 1, 2011*

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. 14†

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. 11†

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16	Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. 4†

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian dated as of December 31, 2007. 4†

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. 4†

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. 4†

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. 11†

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. 4†

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. 4†

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. 4†

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. 4†

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. 4†

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. 4†

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. 4†

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. 9†

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. 9†

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. [16]

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.[21]

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.22†

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.[24]

10.72	Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.73	Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.74	Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.[25]

10.75	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.[25]

10.76	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.[25]

10.77	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.[25]

10.78	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.[25]

10.79	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.[25]

10.80	Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.[25]

10.81	Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.26†

10.82	Confidential Separation, Transition and Release Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.83	Restricted Stock Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.84	Confidential Separation, Transition and Release Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.85	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.86	Amendment to Employment Letter Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.87	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.88	Subordinated Convertible Promissory Note, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.89	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.90	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 29†

10.91	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 29†

10.92	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 29†

10.93	Restricted Stock Agreement, dated January 1, 2011.*

10.94	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. (27)†

10.95	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. (27)

10.96	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. (27) †

10.97	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC.*

10.98	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P.*

10.99	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012*

10.100	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012*

10.101	Form of Indemnification with Directors and Executive Officers. (30) †

10.102	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. (31) †

10.103	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. (31) †

10.104	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. (31) †

10.105	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. (31) †

10.106	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. (31) †

10.107	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. (31) †

10.108	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (31)

10.109	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. (31)

10.110	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. (31)

10.111	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012.*

21	List of Subsidiaries *

31.1	Certification of Peter Adderton, Principal Executive Officer. *

31.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith

† Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 15, 2008.

(16)	Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 2, 2008.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 23, 2009.

(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 4, 2009.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2009.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 14, 2009.

(23)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 28, 2010.

(25)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.

(26)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 22, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.

(28)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.

(30)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.

(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.
Dated: June 29, 2012
	By:	/s/ Peter Adderton
Peter Adderton Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Adderton, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Ellin	Executive Chairman of the Board	June 29, 2012
Robert S. Ellin

/s/ Peter Guber	Chairman of the Board	June 29, 2012
Peter Guber

/s/ Paul Schaeffer	Co-Chairman of the Board	June 29, 2012
Paul Schaeffer

/s/ Peter Adderton	Chief Executive Officer and Director	June 29, 2012
Peter Adderton	(Principal Executive Officer)

/s/ Chris Rogers	Director	June 29, 2012
Chris Rogers

/s/ Lisa Higgins-Lucero	Chief Financial Officer, Twistbox Entertainment, Inc.	June 29, 2012
Lisa Higgins-Lucero	(Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of New Jersey. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.9	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012*

3.1	Certificate of Incorporation. [2]

3.2	Bylaws. [2]

3.3	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [28]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due June 21, 213. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012*

4.11	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012*

4.12	Amended and Restated Warrant Issue Agreement, dated January 1, 2011*

4.13	Allonge to Warrant, dated January 1, 2011*

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Employment Letter, by and between the Company and James Lefkowitz, dated as of June 28, 2007. 14†

10.14	Salary Reduction Letter by and between Mandalay Media, Inc. and James Lefkowitz, dated March 16, 2009. 11†

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16	Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.23	Standard Industrial/Commercial Multi-Tenant Lease, dated July 1, 2005, by and between Berkshire Holdings, LLC and The WAAT Corp. [4]

10.24	Letter Agreement, dated May 16, 2006, between The WAAT Corp. and Adi McAbian. 4†

10.25	Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Adi McAbian dated as of December 31, 2007. 4†

10.26	Second Amendment to Employment Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and Adi McAbian. 4†

10.27	Letter Agreement, dated May 16, 2006 between The WAAT Corp. and Ian Aaron. 4†

10.28	Salary Reduction Letter by and between Mandalay Media, Inc. and Ian Aaron, dated March 16, 2009. 11†

10.29	Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and Ian Aaron, dated as of December 31, 2007. 4†

10.30	Second Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Ian Aaron, dated February 12, 2008. 4†

10.31	Employment Agreement, dated May 9, 2006, between Charismatix and Eugen Barteska. 4†

10.32	Employment Agreement, dated June 5, 2006, between The WAAT Corp. and David Mandell. 4†

10.33	First Amendment to Employment Agreement, by and between Twistbox Entertainment, Inc. and David Mandell, dated February 12, 2008. 4†

10.34	Employment Agreement, dated December 11, 2006 between Twistbox and Russell Burke. 4†

10.35	First Amendment to Employment Agreement by and between Twistbox Entertainment, Inc. and Russell Burke, dated February 12, 2008. 4†

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.63	Employment Agreement, by and between AMV Holding Limited and Nathaniel MacLeitch, dated as of October 23, 2008. 9†

10.64	Employment Agreement, by and between AMV Holding Limited and Jonathan Cresswell (a/k/a Jack Cresswell), dated as of October 23, 2008. 9†

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.68	Commercial Lease Agreement, dated as of March 1, 2007, between Trinad Management LLC and Mediavest, Inc. [16]

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative.[21]

10.70	Severance and Release Agreement, by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and Ian Aaron, dated as of October 7, 2009.22†

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010.[24]

10.72	Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.73	Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.74	Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc.[25]

10.75	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke.[25]

10.76	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch.[25]

10.77	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties.[25]

10.78	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P.[25]

10.79	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC.[25]

10.80	Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P.[25]

10.81	Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC.26†

10.82	Confidential Separation, Transition and Release Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.83	Restricted Stock Agreement, dated as of February 22, 2011, by and between Ray Schaaf and NeuMedia, Inc.26†

10.84	Confidential Separation, Transition and Release Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.85	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc.26†

10.86	Amendment to Employment Letter Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.87	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc.26†

10.88	Subordinated Convertible Promissory Note, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.89	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.90	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 29†

10.91	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 29†

10.92	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 29†

10.93	Restricted Stock Agreement, dated January 1, 2011.*

10.94	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. (27)†

10.95	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. (27)

10.96	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. (27) †

10.97	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC.*

10.98	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P.*

10.99	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012*

10.100	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012*

10.101	Form of Indemnification with Directors and Executive Officers. (30) †

10.102	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. (31) †

10.103	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. (31) †

10.104	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. (31) †

10.105	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. (31) †

10.106	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. (31) †

10.107	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. (31) †

10.108	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (31)

10.109	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. (31)

10.110	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. (31)

10.111	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012.*

21	List of Subsidiaries *

31.1	Certification of Peter Adderton, Principal Executive Officer. *

31.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith
† Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 15, 2008.

(16)	Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 2, 2008.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 23, 2009.

(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 4, 2009.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2009.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 14, 2009.

(23)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 28, 2010.

(25)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.

(26)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 22, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.

(28)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.

(30)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.

(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Financial Statements

March 31, 2012

Page(s)

Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011	F-3

Consolidated Statements of Operations for the years ended March 31, 2012 and March 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended March 31, 2012 and March 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and March 31, 2011	F-6

Notes to Consolidated Financial Statements	F-7 to F-49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mandalay Digital Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mandalay Digital Group, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operation, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

June 29, 2012

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	March 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$8,799	$845
Accounts receivable, net of allowances of $108 and $96, respectively	1,190	2,699
Prepaid expenses and other current assets	120	296

Total current assets	10,109	3,840

Property and equipment, net	230	388
Intangible assets, net	817	3,366
Goodwill	3,640	6,609
TOTAL ASSETS	$14,796	$14,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,051	$3,807
Accrued license fees	1,155	1,189
Accrued compensation	582	371
Current portion of long term debt	75	273
Warrant derivative liabilities	452	223
Other current liabilities	705	1,261
Total current liabilities	6,020	7,124

Long term debt and convertible debt, net of discounts of $2,147 and $1,856, respectively	3,077	4,461
Total liabilities	$9,097	$11,585

Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized, issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 82,656,945 issued and 76,581,945 outstanding at March 31, 2012; 45,047,224 issued and 41,274,225 outstanding at March 31, 2011;	7	4
Additional paid-in capital	133,300	99,612
Treasury Stock (3,772,999 shares at March 31, 2012 and 2011)	(71)	(71)
Accumulated other comprehensive loss	(194)	(291)
Accumulated deficit	(127,443)	(96,736)

Total stockholders' equity	5,699	2,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,796	$14,203

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	12 Months Ended	12 Months Ended
	March 31,	March 31,
	2012	2011

Net revenues	$7,230	$9,186

Cost of revenues
License fees	2,643	2,915
Other direct cost of revenues	230	295
Total cost of revenues	2,873	3,210

Gross profit	4,357	5,976

Operating expenses
Product development	2,154	3,528
Sales and marketing	873	2,142
General and administrative	13,013	5,698
Amortization of intangible assets	-	54
Impairment of intangible assets	2,319	4,482
Impairment of goodwill	2,969	1,546
Total operating expenses	21,328	17,450

Loss from operations	(16,971)	(11,474)

Interest and other income / (expense)
Interest income/ (expense)	(12,497)	(1,761)
Foreign exchange transaction gain / (loss)	(94)	(83)
Change in fair value of accrued derivative liabilities gain / (loss)	(4,447)	-
Loss on extinguishment of debt	2,004	-
Gain / (loss) on settlement of debt	1,393	(864)
Other income / (expense)	15	(2)
Interest and other expense	(13,626)	(2,710)

Loss from operations before income taxes	(30,597)	(14,184)
Income tax provision	(110)	(224)
Net loss from continuing operations, net of taxes	(30,707)	(14,408)

Discontinued operations, net of taxes:
Income from discontinued operations, net of taxes	-	809
Gain on disposal of discontinued operations, net of taxes	-	4,215
Net income from discontinued operations, net of taxes	-	5,024

Net (loss)/profit income	$(30,707)	$(9,384)

Other comprehensive (loss) / income:
Foreign currency translation adjustment	97	128
Comprehensive (loss) / income	$(30,610)	$(9,256)

Basic and diluted net income / (loss) per common share	$(0.62)	$(0.25)
Continuing operations	$(0.62)	$(0.38)
Discontinued operations	$-	$0.13

Weighted average common shares outstanding, basic and diluted	49,418	37,664

Weighted average common shares outstanding, diluted	49,418	37,664

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

							Accumulated
						Additional	Other
	Common Stock		Preferred Stock		Treasury	Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at March 31, 2010	39,776,597	$4	100,000	$100	$-	$95,741	$(419)	$(87,352)	$8,074

Net loss								(9,384)	(9,384)

Foreign currency translation gain							128		128

Deferred stock-based compensation						251			251

Issuance of common stock as part of compensation	300,000					75			75

Stock voided as part of disposal of subsidiary	(561,798)					(197)			(197)

Stock acquired by company as part of disposal of subsidiary	(3,540,574)				(71)	(1,168)			(1,239)

Issuance of convertible debt and associated warrants						2,500			2,500

Repricing of options						113			113

Issuance of warrants to vendor for services rendered						76			76

Repricing of warrants						172			172

Stock issued for services	5,300,000					2,049			2,049

Balance at March 31, 2011	41,274,225	$4	100,000	$100	$(71)	$99,612	$(291)	$(96,736)	$2,618

Net loss								(30,707)	(30,707)

Foreign currency translation							97		97

Issuance of common stock as part of compensation	347,244					69			69

Issuance of restricted stock for services	23,100,000	2				$6,666			6,668

Issuance of warrants to vendor for services rendered						133			133

Issuance of warrants related to convertible debt						4,374			4,374

Issuance of restricted stock for acquisition of assets	50,000					31			31

Reclassification of derivative liabilities						9,034			9,034

Issuance of common stock for cash	3,857,143					2,700			2,700

Issuance of restricted stock as part of compensation	1,375,000					568			568

Convertible debt converted to stock	12,653,333	1				10,113			10,114

Balance at March 31, 2012	82,656,945	$7	100,000	$100	$(71)	$133,300	$(194)	$(127,443)	$5,699

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities
Net (loss)/income	$(30,707)	$(9,384)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes, net of impact of foreign currency translation	-	(4,215)
Depreciation and amortization	429	638
Amortization of debt discount	9,709	644
Loss on extinguishment of debt	(2,004)	-
Settled debt with supplier	(1,393)	-
Finance costs	1,194	-
PIK interest expense	575	-
Allowance for doubtful accounts	(12)	(307)
Stock-based compensation	-	326
Impairment of goodwill and intangibles	5,288	6,028
Fair Value of warrants and conversion options issued for financing costs	1,255	-
Warrants issued for services	133	76
Stock issued for services	7,302	2,049
Repricing of options and compensation	-	113
Repricing of warrants	-	172
Change in fair value of derivative liabilities	4,447	-
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	1,521	3,303
Prepaid expenses and other current assets	176	160
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	637	(497)
Accrued license fees	(34)	(625)
Accrued compensation	211	(166)
Other liabilities and other items	(556)	(224)
Net cash used in operating activities	(1,829)	(1,909)
Cash flows from investing activities
Purchase of property and equipment	(17)	(88)
Transaction costs	-	(906)
Cash remaining with disposed subsidiary	-	(641)

Net cash used in investing activities	(17)	(1,635)

Cash flows from financing activities
Proceeds from new convertible debt	7,000	2,500
Issuance of shares for cash	2,700	-
Net cash provided by financing activities	9,700	2,500

Effect of exchange rate changes on cash and cash equivalents	100	(2)

Net change in cash and cash equivalents	7,954	(1,046)

Cash and cash equivalents, beginning of period	845	1,891

Cash and cash equivalents, end of period	$8,799	$845

Supplemental disclosure of cash flow information:

Taxes paid	$119	$226

Interest paid	$-	$1,763

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible note and interest to shares of common stock	$8,852	$-
Issuance of warrants with convertible debenture	$4,636	$-
Beneficial conversion feature associated with convertible debenture	$8,915	$1,496
Reclassify derivative liability to additional paid in capital	$13,786	$-

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

Twistbox is headquartered in the Los Angeles area and has offices in Europe that provide local sales and marketing support for both mobile operators and third party distribution in their respective regions.

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

On December 28, 2011, the Company issued 50,000 shares of the Company’s common stock as part of the consideration for in exchange for the assets of Digital Turbine Group, LLC, the developer of Digital Turbine (“DT”), a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing the desired content.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As reflected in the accompanying consolidated financial statements, the Company has losses from operations and negative cash flows from operations.

The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Assuming there are no further changes in expected sales and expense trends subsequent to March 31, 2012, the Company believes that its cash position will be sufficient to continue operations for the foreseeable next twelve months.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing material and software in the form of products (Image Galleries, Wallpapers, video, WAP Site access, Mobile TV), developing and maintaining carrier platforms, mobile advertising, mobile billing and mobile games. License arrangements with the end user can be on a perpetual or subscription basis.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

—	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

—	carriers generally have significant control over the types of content that they offer to their subscribers;

—	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

—	carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

—	carriers generally must approve the price of the Company’s content in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

—	the Company has limited risks, including no inventory risk and limited credit risk.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011

Potentially dilutive shares	21,943	11,992

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive income currently includes only foreign currency translation adjustments.

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

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either, accrued as incurred and subsequently paid, or in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

Content Acquired

Amounts paid to third party content providers as part of an agreement to make content available to the Company for a term or in perpetuity, without a revenue share, have been capitalized and are included in the balance sheet as prepaid expenses. These balances will be expensed over the estimated life of the content acquired.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $7 and $116 in the years ended March 31, 2012 and 2011, respectively. Advertising expense for discontinued operations was $0 and $956 in the years ended March 31, 2012 and 2011, respectively.

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

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Fair Value of Financial Instruments

As of March 31, 2012 and 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities gain / (loss).”

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $97 in the year ended March 31, 2012 and $128 in the year ended March 31, 2011 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2012, one major customer represented approximately 39% of our gross accounts receivable outstanding, and 43% of gross accounts receivable outstanding as of March 31, 2011. This customer accounted for 41% of our gross revenues in the year ended March 31, 2012; and 49% in the year ended March 31, 2011.

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

In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill, amounting to $2,969.  In the year ended March 31, 2011, the Company determined that there was an impairment of goodwill, amounting to $1,546. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired are amortized using the straight-line method over their useful life ranging from five to eight years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319. In the year ended March 31, 2011, the Company determined that there was an impairment of intangible assets, amounting to $4,482. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

The Company grants restricted stock subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. Unvested restricted stock entitles the grantees to dividends, if any, with voting rights determined in each agreement. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the Company’s judgment of likely future performance and the Company’s stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on the Company’s judgment of likely future performance and may be adjusted in future periods depending on actual performance.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2012. The Company expects this guidance to have an impact on the disclosures related to comprehensive income.

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivatives as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At March 31, 2012, the Company determined the fair value of the derivative warrant liability to be $452 using the Black-Scholes option pricing model with the following assumptions: 1) expected life 4 years, 2) a risk free interest rate of .51%, 3) a dividend yield of 0% and 4) a volatility of 175%.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

Warrant derivative liabilities
(in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2012	$452	$-	$452	$-

March 31, 2011	$223	$-	$223	$-

Balance at March 31, 2010	$-
Total gains or losses (realized/unrealized) included in earnings	-
Purchases, issuances and settlements	223

Balance at March 31, 2011	$223
Total gains or losses (realized/unrealized) included in earnings	4,447
Purchases, issuances and settlements	(4,218)

Balance at March 31, 2012	$452

Total amount of gains and losses for the period included in earnings attributable to the change in unrealized gains or losses related to liabilities still held at March 31, 2012	4,447

The warrant derivative liability is included in the accompanying consolidated balance sheet, and is discussed further at Note 12.

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Measured at Fair Value on A Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair value hierarchy (as described above) as of March 31, 2012 and 2011, for which a nonrecurring change in fair value has been recorded during the years ended March 31, 2012 and 2011.

		Carrying value at March 31, 2012			Cumulative losses
(in thousands)	Total	Level 1	Level 2	Level 3	as of March 31, 2012

Goodwill and other intangible assets	4,457			4,457	74,058

		Carrying value at March 31, 2011			Cumulative losses
(in thousands)	Total	Level 1	Level 2	Level 3	as of March 31, 2011

Goodwill and other intangible assets	9,975			9,975	68,770

Goodwill and other intangible assets measured at fair value on a nonrecurring basis relate to goodwill and intangible assets that were acquired in connection with an acquisition. Losses of $74,058 and $68,770 represent the cumulative impairment charge related to these intangible assets recorded in fiscal years 2012 and 2011, respectively. The fair value of these intangible assets was calculated based on the methods and criteria described in Note 9 – Goodwill and Intangible Assets.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company performs a review of the fair value of goodwill and intangible assets. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

5.	Accounts Receivable

	March 31,	March 31,
	2012	2011

Billed	$709	$1,523
Unbilled	589	1,272
Less: allowance for doubtful accounts	(108)	(96)

Net Accounts receivable	$1,190	$2,699

Net Accounts receivable of discontinued operations	$-	$-

 The Company had no significant write-offs or recoveries during the years ended March 31, 2012 and March 31, 2011.

6.	Property and Equipment

	March 31,	March 31,
	2012	2011

Equipment	$1,310	$1,298
Furniture & fixtures	484	479
Leasehold improvements	184	184

	1,978	1,961
Accumulated depreciation	(1,748)	(1,573)

Net Property and Equipment	$230	$388

Net Property and Equipment of discontinued operations	$-	$-

 Depreciation expense for the years ended March 31, 2012 and 2011 was $199 and $291, respectively for continuing operations and $0 and $27 for discontinued operations.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

7.	Description of Stock Plans

On May 26, 2011, our board of directors adopted the 2011 Equity Incentive Plan of NeuMedia, Inc. and on April 27, 2012, our board of directors amended and restated the plan and the related plan documents to change references to the name of our company from the “NeuMedia, Inc.” to “Mandalay Digital Group, Inc.” and further directed that they be submitted to stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted by written consent the Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (the “Plan”) and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”).

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

Option Plans

The following table summarizes options granted under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan for the years ended March 31, 2012 and 2011:

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2010	6,187	$2.49
Granted	-	$-
Canceled	-	$-
Exercised	-	$-
Outstanding at March 31, 2011	6,187	$1.79
Granted	-	$-
Canceled	(572)	$0.60
Forfeited	(817)	$2.55
Exercised	-	$-
Outstanding at March 31, 2012	4,531	$1.80
Exercisable at March 31, 2012	4,798	$1.80

In April 2011, two former employees each agreed to cancel options to purchase 173,622 shares of common stock in connection with their respective termination agreements.

In December 2011, the Company recorded the cancellation of 9,122 shares of common stock relating to three former employees.

In March 2012, the Company recorded the cancellation of 215,841 shares of common stock.

In March 2012, the Company recorded the forfeiture of 816,667 shares of common stock.

The exercise price for options outstanding and options exercisable at March 31, 2012 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	March 31, 2012	Price	Value

$0 - $1.00	4.27	2,698	$0.47	$1,303,500
$2.00 - $3.00	6.22	1,300	$2.75	$-
$4.00 - $5.00	5.87	800	$4.75	$-
	5.06	4,798	$1.80	$1,303,500

Stock Plans

A summary of the status of the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, nonvested options as of March 31, 2012 and 2011 pursuant to the Plan, and changes during the years ended March 31, 2012 and 2011 is presented below:

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

(in thousands)		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at March 31, 2010	-	$-
Granted	1,200	$0.25
Vested	1,200	$0.25
Exercised	-	$-
Nonvested at March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Exercised	-	$-
Nonvested at March 31, 2012	-	$-

Cumulative forfeited, March 31, 2011	(218)	$0.61

Cumulative forfeited, March 31, 2012	(1,035)	$2.55

Cumulative canceled, March 31, 2012	(572)	$0.60

As of March 31, 2012, under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the year ended March 31, 2012 was $0, and $0 was forfeited to cover individual tax withholdings. The total fair value of shares vested during the year ended March 31, 2011 was $2,100, and $0 was forfeited to cover individual tax withholdings.

Option Plans and Stock Plans

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Twelve Months Ended	Twelve Months Ended
	March 31,	March 31,
	2012	2011

Product development	$69	$7
Sales and marketing	-	19
General and administrative	7,233	413
	$7,302	$439

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

8.	Discontinued Operations

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

In accordance with FASB ASC 360, Property, Plant and Equipment, the Company recorded a gain of $4,200 on the sale of AMV.

The following is a summary of assets and liabilities of the discontinued operations as of March 31, 2010 and as of the disposal date of June 21, 2010 and the resulting gain on sale:

	June 21,	March 31,
	2010	2010
Assets
Cash	$641	$1,251
Working Capital, net of cash	1,536	1,501
Property and Equipment, net	591	668
Goodwill and intangibles	15,948	15,955
Net Assets Sold	$18,716	$19,375

Direct costs associated with the sale	1,173
Currency translation adjustment	234
Other	5

	$20,128

Consideration	24,343

Gain on sale, net of taxes	$4,215

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

9.	Goodwill and Intangible Assets

 Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for the years ended March 31, 2012 and 2011 was as follows:

Balance at March 31, 2010	$8,155
Goodwill impairment	(1,546)
Balance at March 31, 2011	$6,609
Goodwill impairment	(2,969)
Balance at March 31, 2012	$3,640

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered the income and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.

As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $2,969 for the year ended March 31, 2012 and $1,546 for the year ended March 31, 2011 to write down goodwill. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

Intangible Assets

A reconciliation of the changes to the Company's carrying amount of intangible assets for the years ended March 31, 2012 and 2011 was as follows:

	Amortizable	Unamortizable	Total
	Intangible Assets	Intangible Assets	Intangible Assets
Balance at March 31, 2010	1,704	6,491	8,195
Amortization	(347)	-	(347)
Impairment of intangibles	(464)	(4,018)	(4,482)
Balance at March 31, 2011	893	2,473	3,366
Amortization	(230)	-	(230)
Impairment of intangibles	-	(2,319)	(2,319)
Balance at March 31, 2012	$663	$154	$817

The Company performed its annual review of the fair value of intangible assets in the fourth quarter of fiscal 2012. The Company considered the income and market approaches to derive an opinion of value. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; and recorded an impairment charge of $2,319 for the year ended March 31, 2012 and $4,018 for the year ended March 31, 2011 to write down intangible assets. The impairment charge is included “Impairment of goodwill and intangible assets” within operating expenses in the statements of operations.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The components of intangible assets as at March 31, 2011 and 2012 were as follows:

	As of March 31, 2012
		Accumulated
	Cost	Amortization	Net

Software	$1,611	$(948)	$663
Trade name / Trademark	154	-	$154
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)
	$3,428	$(2,611)	$817

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net

Software	$1,611	$(718)	$893
Trade name / Trademark	2,473	-	$2,473
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)
	$5,747	$(2,381)	$3,366

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended March 31, 2012 and 2011, the Company recorded amortization expense for continuing operations in the amount of $230 and $295, respectively, in cost of revenues; and amortization expense in the amount of $0 and $54 respectively, in operating expenses. During the years ended March 31, 2012 and 2011 the Company recorded amortization expense for discontinued operations in the amount of $0 and $26, respectively, in cost of revenues; and amortization expense in the amount of $0 and $40, respectively, in operating expenses.

Based on the amortizable intangible assets as of March 31, 2012, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending March 31,	Expense
(in thousands)

2013	$232
2014	232
2015	199
$663

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

 Below is a summary impairment of Goodwill and Intangible assets:

	Intangible Assets	Goodwill

Balance as of March 31, 2010	$9,676	$53,066

Impairment	4,482	1,546

Balance as of March 31, 2011	$14,158	$54,612

Impairment	2,319	2,969

Balance as of March 31, 2012	$16,477	$57,581

10.	Debt

	March 31,	March 31,
	2012	2011

Short Term Debt

Note Payable	$-	$100
Equipment Leases and accrued interest on debt	2	15
Senior secured note, short term accrued interest	73	66
Secured Note, short term accrued interest	-	92
	$75	$273

	March 31,	March 31,
	2012	2011

Long Term Debt

Senior secured note, including PIK interest, net of discount, of $1,020 and $1,856, respectively	$1,881	$776
Convertible note, including accrued interest, net of discount, of $1,132 and $0, respectively	60	-
Secured note, including PIK interest	1,136	3,685

	$3,077	$4,461

Convertible Debt

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On December 29, 2011, the Company sold and issued $7,000 of subordinated short term convertible notes (the “New Convertible Note”). The New Convertible Note is subordinated to the New Senior Secured Notes. The New Convertible Note bears interest at a rate of 3% per annum payable at the time of conversion. The term of the New Convertible Note is the earlier of (i) the date of the Company’s next equity financing round or (ii) the date that is one year following the date of the New Convertible Note. The New Convertible Note will automatically convert into shares of the Company’s common stock one year from the date of the New Convertible Note at a conversion price equal to (x) if in connection with a next equity financing round, a 25% discount to the actual or implied stock price in such financing or (y) if the Company does not complete the next equity financing round within one year of the date of the New Convertible Note, at 75% of the average trading price of the Company’s common stock for the 30-day period immediately prior to conversion. In no event shall the conversion price be less than $0.50.

The purchaser of the New Convertible Note also received a warrant (“Convertible Note Warrant”) to purchase shares of common stock of the Company. The number of shares which may be purchased under the Convertible Note Warrant is equal to an amount calculated by multiplying 25% by the quotient obtained by dividing the amount of the principal under the New Convertible Note outstanding immediately prior to conversion by the conversion price. The conversion price is to be determined based on a qualified event or one year with an exercise price of no less than $0.50 per share. The Convertible Note Warrant has a five year term and the issuer can require conversion of the Convertible Note Warrant if (i) the common stock of issuer is traded on NASDAQ (or other national stock exchange); (ii) for at least (60) consecutive days at a price equal to or greater than 150% of the Conversion Price, and (iii) the common stock has traded with an average daily volume of at least 200,000 shares. The Convertible Note Warrant was initially recorded as a derivative liability upon issuance. As discussed in Note 12, the Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital.

The Company determined that the New Convertible Note has an embedded conversion feature that is required to be bifurcated and measured at fair value at each reporting. At the date of issuance, the fair value of the embedded conversion feature and the Convertible Note Warrant of the New Convertible Note was $6,078 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 1 year
•	Risk free interest rate of .12%
•	Dividend yield of 0%
•	Volatility of 175%

The Company determined the fair value of the Convertible Note Warrants to be $2,177, using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5 years
•	Risk free interest rate of .88%
•	Dividend yield of 0%
•	Volatility of 175%

The combined total discount pertaining to the conversion feature of the New Convertible Note and the Convertible Note Warrant was originally limited to the face value of the New Convertible Note of $7,000 and is being amortized over the term of the New Convertible Note, with the $1,255 fair value that exceeded the face value being charged to operations as interest expense.

On March 1, 2012, the Company amended the New Convertible Note including the following amendments:

•	The conversion price was amended to $0.70 for the entire principal and all accrued and unpaid interest.

•	The warrants to become exercisable as of March 1, 2012. Previously the warrants could only be exercised by the holder on or after the date on which the common stock had traded on NASDAQ (or any other nationally recognized securities exchange) at a price equal to or greater than the conversion price for a period of 60 consecutive trading days with an average daily volume of at least 200,000 shares.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

•	The warrant exercise price was amended to $0.70.

On March 1, 2012, the entire amount of the New Convertible Note of $7,000 including accrued interest of $37 was converted into 10,053 shares based on an agreed upon conversion rate of $0.70. The Company assessed the debt modification for the New Convertible Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $2,117 for the year ended March 31, 2012.

The Company had recorded a debt discount based on the fair value of the Convertible Note Warrant and the embedded conversion feature. Due to the conversion of the New Convertible Note, the Company expensed the $7,000 debt discount to interest expense.

ValueAct Note

As described in Note 8, in connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3,500 of principal (the “Amended ValueAct Note”).

On December 16, 2011, the ValueAct Note was purchased in its entirety by Taja LLC (“Taja) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). The Purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and effectively a third amendment to the Second Amended Note (“Third Amended Note”). The Taja Convertible Note became effective on February 27, 2012. The Third Amended Note (1) changed the maturity date from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”) election to the note through the revised term, and (3) stripped out $3,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500 plus accrued interest of $562 for a total of $1,062. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 2,000 shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant have a five year term and vest one year from issue date. The Coverage Warrant was initially recorded as a derivative liability upon issuance. As discussed in Note 12, the Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital. The Company assessed the debt modification for the Third Amended Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a loss on extinguishment of debt of $1,459 for the year ended March 31, 2012.

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $0.70 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 2,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company determined that the Amended Taja Convertible Note has an embedded conversion feature that is required to be bifurcated and measured at fair value at each reporting. At the date of issuance, the fair value of the embedded conversion feature was $2,250 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 1 years
•	Risk free interest rate of .17%
•	Dividend yield of 0%
•	Volatility of 175%.

The Company determined the fair value of the Coverage Warrant and the Incentive Warrant to be $750 and $1,459, respectively, using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5 years
•	Risk free interest rate of .84%
•	Dividend yield of 0%
•	Volatility of 175%.

The combined total discount pertaining to the conversion factor of the Taja Convertible Note and the Coverage warrant was originally limited to the face value of the Taja Convertible Note of $3,000 and is being amortized over the term, with the $837 fair value of the embedded conversion feature that exceeded the face value being charged to operations as interest expense.

On March 19, 2012, the Company issued 2,600 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. During the year ended March 31, 2012, the Company recorded interest expense of $1,873 related to the amortization of the debt discount. The remaining discount of $1,127 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of March 31, 2012, the $1,180 outstanding principal balance is convertible into approximately 1,686,000 shares of common stock at a conversion price of $0.70. At March 31, 2012, the if-converted value exceeds the principal by approximately $405.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Senior Secured Convertible Notes

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 of the Company (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. The entire principal balance is due in one lump sum payment on June 21, 2013. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the year ended March 31, 2012, the Company amortized $835 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations. The remaining discount of $1,020 will be amortized over the period ending June 21, 2013.

As of March 31, 2012, the $2,974 outstanding principal and accrued interest is convertible into approximately 19,827 shares of common stock at a conversion price of $0.15. At March 31, 2012, the if-converted value exceeds the principal and accrued interest by approximately $474.

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the years ended March 31, 2012 and 2011, the Company incurred management fees under the agreement of $270 and $360, respectively. At March 31, 2012 and March 31, 2011, the accrued payable to Trinad Management was $135 and $180, respectively.

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

Common Stock and Warrants

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

On April 6, 2011, the Company entered into a consulting agreement. On January 3, 2012 the Company issued 150,000 shares of common stock of the Company to the consultant. The shares vest over a one year period. The shares were valued at the closing market price on that date of $0.58 cents per share. The overall value was determined to be $87, of which $87 was recorded through the period ended March 31, 2012.

On April 6, 2011, the Company issued warrants to purchase 75,000 shares of the Company’s common stock to a vendor, as compensation for services rendered, at $0.25 cents per share. The Company determined the fair value of the warrants issued to be a $34, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of .81%, a dividend yield of 0% and volatility of 75%. The warrants vest over a six month period and $34 of expense has been recorded through the period ended March 31, 2012.

In May 2011, 150,000 shares of common stock of the Company were issued to a vendor as a settlement, at the closing market price on that date of $0.40 cents per share, resulting in a total value of $60.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. At June 30, 2011, the Company determined the fair value of the warrants issued to be $53, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.81%, a dividend yield of 0% and volatility of 75%. The warrants vest over a one year period and $53 of expense has been recorded through the period ended March 31, 2012.

In June 2011, the Company entered into a consulting agreement, pursuant to which, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.47 cents per share. At June 30, 2011, the Company determined the fair value of the warrants issued to be $92, using the Black-Scholes option pricing model and the following assumptions:  expected life of 3.00 years, a risk free interest rate of 0.83%, a dividend yield of 0% and volatility of 75%. The warrants vest over a one year period and $48 of expense has been recorded in the period ended March 31, 2012.

On December 29, 2011, the Company issued a convertible promissory note for $7,000, pursuant to which the Company issued warrants to purchase 3,500,000 shares based on 25% coverage and a conversion rate of $0.50. The exercise price was $0.50 at the date of issuance with a five year life. At December 29, 2011, the Company determined the fair value of the warrants to be $2,177 using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 0.88%, a dividend yield of 0% and volatility of 175%. The fair value of the warrants was recorded as a debt discount. On March 1, 2012 the note was amended, changing the conversion price to $0.70 cents per share, and the Company issued 10,053,333 shares of common stock of the Company in full payment of principle and interest of the New Convertible Note at the new conversion price, and recognized the full expense of the warrants and debt discount in interest expense as of March 31, 2012.

In December 2011, the Company issued 50,000 shares of common stock of the Company to Digital Turbine Group LLC for the purchase of its assets. The shares were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $31, and was recorded as production expense as of December 31, 2011.

In December 2011, the Company issued 50,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined overall value to be $39, and $11 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 100,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $77, and $22 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 100,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $77, and $22 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 1,787,500 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $1,379, and $400 was recorded as an expense through March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In December 2011, the Company issued 50,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $39, and $11 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 100,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $77, and $22 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 9,037,500 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $6,974, and $2,025 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 200,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $154, and $44 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 500,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $386, and $112 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 25,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $19, and $6 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 500,000 shares of common stock of the Company to a consultant. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $386, and $112 was recorded as an expense through March 31, 2012.

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.62 cents per share. The overall value was determined to be $620, and $207 of expense was recorded through the period ended March 31, 2012.

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.62 cents per share. The overall value was determined to be $620, and $207 of expense was recorded through the period ended March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In December 2011, the Company issued 1,000,000 shares of common stock of the Company to a director. The shares vest over a period of one year. The shares were valued at the closing market price on that date of $0.61 cents per share. The overall value was determined to be $610, and $158 of expense was recorded through the period ended March 31, 2012.

In December 2011, the Company issued 3,400,000 shares of common stock of the Company to a director. The shares are partially vested, but are restricted for a one year period. The vesting of the shares is both performance and market based, and as such, the Company performed a valuation under ASC 718 and determined the overall value to be $2,624, and $1,454 of expense was recorded through the period ended March 31, 2012.

In December 2011, the Company issued 3,600,000 shares of common stock of the Company to a director. The shares are vested, but are restricted for a one year period. The shares were valued at the closing market price on that date of $0.61 cents per share. The overall value was determined to be $2,196, and $2,196 of expense was recorded in the period ended December 31, 2011.

In January 2012, the Company entered into a consulting agreement, pursuant to which, the Company issued 150,000 shares of common stock of the Company. The shares are vested and were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $98, and $98 of expense was recorded in the period ended January 31, 2012.

In January 2012, the Company entered into a consulting agreement, pursuant to which, the Company issued 150,000 shares of common stock of the Company. The shares vest over one year and were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $98, and $59 of expense was recorded through the period ended March 31, 2012.

In January 2012, the Company issued 1,375,000 shares of common stock of the Company to three employees. 875,000 of the shares are vested, but are restricted for a two year period. The shares were valued at the closing market price on that date of $0.65 cents per share. The overall value was determined to be $894, and $569 of expense was recorded through the period ended March 31, 2012.

In March 2012, the Company issued 50,000 shares of common stock of the Company to a vendor. The shares are vested, but restricted for a one year period. The shares were valued at the closing market price on that date of $0.85 cents per share. The overall value was determined to be $42, of which $42 was recorded in the period ended March 31, 2012.

In March 2012, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares vest over one year and were valued at the closing market price on that date of $0.90 cents per share. The overall value was determined to be $135, of which $2 was recorded through the period ended March 31, 2012.

In March 2012, the Company sold 3,857,143 shares of common stock of the Company to investors for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 964,286 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years.

In March 2012, the Company issued warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. The warrants were issued as consideration related to the modification of an existing note to convertible debt and treated as debt modification expense of $1,459 as of March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In March 2012, the Company issued 1,071,429 warrants to purchase shares of common stock of the Company at an exercise price of $0.70 cents per share. The Company recorded expense of $610 through the period ended March 31, 2012.

Derivative liabilities

As of March 31, 2012, the Company determined that certain warrants were considered derivatives because they did not meet the scope exception in ASC 815-10-15-74. The fair value of these warrants was $452 and $223 at March 31, 2012 and 2011, respectively.

On December 29, 2011, the Company issued a $7,000 New Convertible Note with conversion rate at 75% of the average trading price of the Company’s common stock for the 30-day period immediately prior to conversion with a floor of $0.50. Pursuant to the agreement, the Company issued a Coverage Warrant equal to multiplying 25% by the quotient obtained by dividing the amount of the principal under the convertible note outstanding immediately prior to conversion by the conversion price.

Previously issued warrants and embedded conversion features had met the scope exception in ASC 815-10-15-74; however, due to the increased number of potential common shares that would need to be issued upon conversion of the note, the Company did not have sufficient authorized and unissued shares as required by

ASC 815-40-25-10 (b) causing all outstanding derivatives and embedded conversion features to not meet the scope exception in ASC 815-10-15-74. As a result, the Company was required to separately account for the outstanding warrants and embedded conversion options as derivative liabilities, carried at fair value and marked-to-market each reporting period, with changes in the fair value each period being charged or credited to operations.

On December 29, 2011, the Company valued all previously outstanding warrants and embedded conversion features using the Black-Scholes model and reclassified $17,549 from additional paid-in capital to derivative liabilities. The Company also recorded a derivative liability of $8,255 representing the fair value of the embedded conversion option and the Coverage Warrant issued with the New Convertible Note. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	Previously Outstanding Instruments		New Convertible Note
		Embedded	Embedded
		Conversion	Conversion	Coverage
	Warrants	Options	Option	Warrant
Estimated Life (years)	1.82 – 4.5	1.48	1	5
Risk Free Interest Rate	.28 - .88%	0.12%	0.12%	0.88%
Dividend Yield	0%	0%	0%	0%
Volatility	175%	175%	175%	175%

On March 26, 2012, the Senior Secured Convertible Note holders issued a waiver to the Company stating that they would not convert their notes until the Company has notified them in writing that the Company has increased its authorized capital sufficiently so that the conversion, exchange or exercise of all convertible securities can be effectuated without the Company exceeding its authorized capital.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

With the issuance of the waiver, the Company determined that the outstanding warrants and embedded conversion options met the scope exception of ASC 815-10-15-74 as it had sufficient authorized and unissued shares as required by ASC 815-40-25-10 (b). Therefore, the Company valued all outstanding warrants and embedded conversion options on March 26, 2011 and reclassified $28,733 from derivative liability to additional paid-in capital. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

		Embedded
		Conversion
	Warrants	Options
Estimated Life (years)	1.60 - 4.93	1.24
Risk Free Interest Rate	0.36% - 1.04%	0.12%
Dividend Yield	0%	0%
Volatility	175%	175%

Restricted Stock Agreements

During the year ended March 31, 2012, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA are granted voting rights while other RSAs are not granted voting rights.

Performance and Market Condition RSAs

On December 28, 2011, the Company issued 15,850 restricted shares with vesting criteria based on both performance and market conditions. The vesting is as follows: (i) one third (1/3) shall vest immediately upon the completion of one or more debt or equity financings during the period ending two (2) years from the date hereof (the “Measurement Period”) in favor of the Company of gross proceeds of at least $5 million; (ii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (computed by multiplying the number of outstanding shares of Common Stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for Common Stock for the thirty (30) trading day period immediately preceding the date of determination) equals or exceeds $100 million; and (iii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in clause (ii) above) equals or exceeds $200 million; provided, however, that all unvested shares of restricted common stock shall vest immediately upon the sale of all or substantially all of the assets of the Company, upon the merger or reorganization of the Company following which the equity holders of the Company immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of equity securities of the Company representing 50% or more of the voting power of the Company or 50% or more of the economic interest in the Company in a single transaction or in a series of related transactions.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Each share is restricted from the individual selling the stock for a period of one year from the date of vesting.

Of the 15,850 restricted shares, the 5,283 vested shares and 8,292 unvested shares were granted voting rights and have been included in the outstanding shares as of March 31, 2012. The remaining unvested shares do not have voting rights and have been excluded from the outstanding shares as of March 31, 2012.

On December 28, 2011, one third of the restricted shares vested due to the $7,000 financing agreement entered into by the Company. The Company valued the 5,283 vested RSAs at $3,223 using the Company’s ending share price at December 28, 2011 of $0.61.

For accounting purposes, the one third unvested shares related to the $100,000 enterprise value and the one third unvested shares related to the $200,000 enterprise value are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the grant date fair value to be $0.279 per share and $0.206 per share for the $100,000 enterprise value and $200,000 enterprise value, respectively, using a Monte Carlo simulation that uses the following assumptions:

•	Volatility – 100%
•	Restricted stock discount – 36.1%
•	Risk free interest rate of 0.1%
•	Dividend yield of 0%

The Company expensed $3,552 related to the 15,850 RSAs issued on December 28, 2011 and will expense the remaining $2,233 over the period ended December 28, 2013.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Time and Performance Condition RSAs

On January 3, 2012, the Company issued 2,375 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 1,025 restricted shares vested immediately and the remaining 1,375 unvested shares must meet certain performance criteria which has either not been defined by the Board of Directors or the Company has determined that the probability of meeting the performance criteria is 0%.

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

Of the 2,375 restricted shares, the 1,025 vested shares are determined to have voting rights and have been included in the outstanding shares as of March 31, 2012. The remaining 1,350 unvested shares do not have voting rights and have been excluded from the outstanding shares as of March 31, 2012.

For accounting purposes, the Company determined the grant date fair value to be $0.65 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $662, related to the 2,375 RSAs issued on January 3, 2012. No further expense will be taken until the Board of Directors details the performance criteria.

Time Condition RSAs

On various dates during the year ended March 31, 2012, the Company issued 7,100 restricted shares with vesting criteria based on time conditions. As of March 31, 2012, 3,650 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

Of the 7,100 restricted shares, the 3,650 vested shares are determined to have voting rights and have been included in the outstanding shares as of March 31, 2012. The remaining 3,450 unvested shares do not have voting rights and have been excluded from the outstanding shares as of March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

For accounting purposes, the Company determined the weighted average grant date fair value to be $0.62 per share based on the closing price of the Company’s stock price on the various issue dates. The Company expensed $2,957 related to the 7,100 RSAs and will expense the remaining $2,142 grant date fair value over the year ended March 31, 2013.

The following table summarizes the RSA activity:

		Weighted
(in thousands, except grant date fair value)		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 31, 2010	-	-
Granted	300	0.250
Canceled	-	-
Vested	300	-
Unvested at March 31, 2011	-	$0.25
Granted	25,325	0.463
Canceled	-	-
Vested	(9,958)	0.618
Unvested at March 31, 2012	15,667	$0.36

13.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

14.	Income Taxes

The difference between taxes at actual rates and the federal statutory rate was as follows:

	Year Ended	Year Ended
	March 31	March 31
	2012	2011

Statutory Federal Income Taxes	(10,086)	(2,528)
State income taxes, net of federal benefit	(1,447)	(440)
Write down of goodwill and other perm diff	1,790	535
Foreign Expense	88	(809)
Increase in Valuation Allowance	9,765	2,680
Income tax provision (benefit)	110	(562)
Less discontinued Operations	-	809
Income tax provision (benefit) for Continuing Ops	110	247

Deferred tax assets and liabilities consist of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011

Net Operating Loss Carryforward	24,188	22,891
Amortization of Intangible Asset	(1,404)	(1,404)
Stock-based compensation	11,735	3,358
Credit Carryforwards	(248)	-
Other	54	(15)
Deferred Tax	34,326	24,830
Valuation Allowance	(34,326)	(24,830)
Net Deferred Tax Asset	-	-

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2012, the Company had net operating loss (NOL) carry-forwards to reduce future Federal income taxes of approximately $60,355, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations.  These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

As of March 31, 2012, realization of the Company's net deferred tax asset of approximately $34,326 was not considered more likely than not and, accordingly, a valuation allowance of $34,326 has been provided. During the year ended March 31, 2012, the valuation allowance increased by $9,496.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.

The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2012 and March 31, 2011. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2012; or the year ended March 31, 2011.  Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2012. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended 2008 and 2007, respectively. The Company is currently under audit examination by the IRS of the tax year December 31, 2010.

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended March 31, 2012:

	North		Other
	America	Europe	Regions	Consolidated

Twelve Months ended March 31, 2012
Net sales to unaffiliated customers	215	4,977	2,038	$7,230

Property and equipment, net
at March 31, 2012	177	52	1	$230

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

	North		Other
	America	Europe	Regions	Consolidated

Twelve Months ended March 31, 2011
Net sales to unaffiliated customers	688	6,819	1,679	$9,186

Property and equipment, net
at March 31, 2011	322	65	1	$388

Our largest customer accounted for 41% of gross revenues in the year ended March 31, 2012; and 49% in the year ended March 31, 2011.

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2014.

Following is a summary of future minimum payments under initial terms of leases as of:

Year Ending March 31,
2013	$32
2014	$5
Total minimum lease payments	$37

These amounts do not reflect future escalations for real estate taxes and building operating expenses.  Rental expense for continuing operations amounted to $170 and $291, respectively, for the years ended March 31, 2012 and 2011.

Other Obligations

As of March 31, 2012, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms greater than one year at March 31, 2012.  Annual payments relating to these commitments at March 31, 2012 are as follows:

Year Ending March 31,
2013	$1,108
Total minimum payments	$1,108

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On December 28, 2011, the Company entered into an employment agreement with Peter Adderton to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.  The term of the agreement is one year.  Pursuant to the agreement, the Company agreed to the following:

•	Annual Fees: For all services rendered by the Chief Executive Officer under this agreement, the Company shall pay the Executive an aggregate fee of four hundred fifty thousand dollars ($450,000) per annum.

•	Special Incentive Bonus: Mr. Adderton is to receive a bonus of $250,000 payable (A) 50% upon completion of a $5 million financing(s) during the two years following the date of the employment agreement (“Measurement Period”) and (B) the remaining $125,000 upon the successful completion of additional debt or equity financing(s) during the Measurement Period, which, when aggregated with any prior financings during the Measurement Period, result in the Company realizing at least $10 million of gross proceeds.

•	Annual Bonus: Mr. Adderton shall be entitled to be paid an annual incentive bonus in cash in an amount of up to 100% of his salary based upon satisfaction of performance-related milestones. The performance-related milestones shall be mutually determined by the Board of Directors and Mr. Adderton within sixty (60) days of the effective Date of the employment agreement.

•	Restricted Stock Grant: The Company granted Mr. Adderton 9,037,500 shares of the Company’s restricted common stock, subject to the certain terms and conditions specified in the restricted stock agreement, which shall vest as follows: (i) one third (1/3) shall vest immediately upon the completion of one or more debt or equity financings during the Measurement Period in favor of the Company of gross proceeds of at least $5 million; (ii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (computed by multiplying the number of outstanding shares of the Employer’s common stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for the Company’s common stock for the thirty (30) trading day period immediately preceding the date of determination) equals or exceeds $100 million; and (iii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in clause (ii) above) equals or exceeds $200 million; provided , however , that all unvested shares of restricted common stock shall vest immediately upon the sale of all or substantially all of the assets of the Company, upon the merger or reorganization of the Company following which the equity holders of the Company immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of equity securities of the Company representing 50% or more of the voting power of the Company or 50% or more of the economic interest in the Company in a single transaction or in a series of related transactions (i.e., a “Change of Control”). All shares shall be subject to a one (1) year lock-up following the vesting of such shares.

•	Additional Performance Bonuses: Mr. Adderton shall be entitled to payment of (i) a performance bonus equal to $2.5 million in cash or registered and freely tradable stock of the Company, at Mr. Adderton’s choice, if, on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in Section 4(e)(ii) above) equals or exceeds $150 million; and (ii) payment of a performance bonus equal to $10 million in cash or registered and freely tradable stock of the Company, at Mr. Adderton’s choice, if, on any date during the Measurement Period, the Company’s total enterprise value (calculated as set forth in Section 4(e)(ii) above) equals or exceeds $1 billion. Any bonus payable under this subsection (f) shall vest upon the achievement of the specified criteria and shall be paid on or within thirty (30) days of such vesting date.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company entered into an agreement with Robert Ellin to serve as the Company’s Executive Chairman.  The term of the agreement is one year.  Pursuant to the agreement, the Company agreed to the following:

•	Annual Fees: For all services rendered by the Chairman under this agreement, the Company shall pay the Chairman an aggregate fee of four hundred fifty thousand dollars ($450,000) per annum.

•	Annual Bonus: Mr. Ellin shall be entitled to be paid an annual incentive bonus in cash in an amount of up to 100% of his salary based upon satisfaction of performance-related milestones. The performance-related milestones shall be mutually determined by the Board of Directors and Mr. Ellin within sixty (60) days of the effective Date of the employment agreement.

•	Restricted Stock Grant: The Company granted Mr. Ellin 3,400,000 shares of the Company’s restricted common stock, subject to the certain terms and conditions specified in the restricted stock agreement, which shall vest as follows: (i) one third (1/3) shall vest immediately upon the completion of one or more debt or equity financings during the Measurement Period in favor of the Company of gross proceeds of at least $5 million; (ii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (computed by multiplying the number of outstanding shares of the Employer’s common stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for the Company’s common stock for the thirty (30) trading day period immediately preceding the date of determination) equals or exceeds $100 million; and (iii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in clause (ii) above) equals or exceeds $200 million; provided , however , that all unvested shares of restricted common stock shall vest immediately upon the sale of all or substantially all of the assets of the Company, upon the merger or reorganization of the Company following which the equity holders of the Company immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of equity securities of the Company representing 50% or more of the voting power of the Company or 50% or more of the economic interest in the Company in a single transaction or in a series of related transactions (i.e., a “Change of Control”). All shares shall be subject to a one (1) year lock-up following the vesting of such shares.

•	Additional Performance Bonuses: Mr. Ellin shall be entitled to payment of (i) a performance bonus equal to $1.5 million in cash or registered and freely tradable stock of the Company, at Mr. Ellin’s choice, if, on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in Section 4(e)(ii) above) equals or exceeds $150 million; and (ii) payment of a performance bonus equal to $3.3 million in cash or registered and freely tradable stock of the Company, at Mr. Ellin’s choice, if, on any date during the Measurement Period, the Company’s total enterprise value (calculated as set forth in Section 4(e)(ii) above) equals or exceeds $1 billion. Any bonus payable under this subsection (f) shall vest upon the achievement of the specified criteria and shall be paid on or within thirty (30) days of such vesting date.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Litigation

Twistbox’s wholly owned subsidiary, WAAT Media Corp. (“WAAT”) and General Media Communications, Inc. (“GMCI”) were parties to a content license agreement dated May 30, 2006, whereby GMCI granted to WAAT certain exclusive rights to exploit GMCI branded content via mobile devices. GMCI terminated the agreement on January 26, 2009 based on its claim that WAAT failed to cure a material breach pertaining to the non-payment of a minimum royalty guarantee installment in the amount of $485. On or about March 16, 2009, GMCI filed a complaint seeking the balance of the minimum guarantee payments due under the agreement in the approximate amount of $4,085. WAAT counter-sued claiming GMCI was not entitled to the claimed amount and that it had breached the agreement by, among other things, failing to promote, market and advertise the mobile services as required under the agreement and by fraudulently inducing WAAT to enter into the agreement based on GMCI’s repeated assurances of its intention to reinvigorate its flagship brand. GMCI filed a demurrer to the counter-claim. WAAT subsequently filed an amended counter-claim. On August 16, 2011, the LA Superior Court ruled in favor of WAAT’s Summary Judgment Motion. As a result, GMCI’s potential damages were limited to the amount of minimum royalty installments that accrued prior to termination of the content license agreement in the amount of approximately $800. Trial had been scheduled for April 16, 2012, however on December 22, 2011 the parties agreed to a settlement of $300 in favor of GMCI, pursuant to which WAAT will be required to pay GMCI $300 over a 30 month period, beginning December 28, 2011. As of March 31, 2012 the Company has accrued $260, which is included in Accounts Payable on the balance sheet.

On March 6, 2012 the Company received a notice of levy in the amount of $73 pertaining to a dispute with a service provider. The Company has recorded the full amount in Accounts Payable on the consolidated balance sheet.

On May 4, 2012 the Company received notice of a judgment in the amount of £23 pertaining to a dispute with a previous employee. The Company has recorded the full amount in Accrued Compensation on the consolidated balance sheet.

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

As previously reported on a Current Report on Form 8-K filed March 23, 2012, on February 22, 2012, the Company received notice from the OTC Bulletin Board (OTC BB) that its common stock would be removed from OTC BB under NASD Rule 6530(e), under which any OTC BB issuer that is delinquent in its reporting obligations three times in a 24-month period is ineligible for quotation on the OTC BB for a period of one year. The Company requested and received a hearing to review the OTC BB's determination, which occurred on April 2, 2012 before the Financial Industry Regulatory Authority (FINRA). On May 16, 2012, the Company received notice of decision from FINRA that the Company’s securities are not eligible for continued quotation on the OTC BB and would be promptly removed from the OTC BB. The Company believes that while it is seeking a long term solution to enhanced stockholder liquidity, its common stock will continue to be traded in other over the counter markets under its same ticker symbol (MNDL or MNDLE), such as the OTC Market's OTC QB (accessed through www.otcmarkets.com, but not incorporated by reference herein). Although there are no guarantees of success, the Company is actively pursuing appropriate steps to ensure the long term liquidity of the Company's common stock, including seeking listing on a national securities exchange.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On April 12, 2012, the Company entered into a Separation and General Release Agreement with Mr. David Mandell, Executive Vice President and General Counsel of Mandalay Digital Group, Inc.

On May 6, 2012, the Board of Directors of the Company elected Mr. Christopher Rogers as a director.

As previously reported on a Current Report on Form 8-K filed May, 30, 2012, on May 18, 2012 the Company entered into amendments to the restricted stock agreements governing grants of shares of restricted common stock made to Mr. Peter Adderton, chief executive officer, and Mr. Robert Ellin, executive chairman, the original details of which were previously disclosed on the Company’s Current Report on Form 8-K filed on January 4, 2012. These amendments clarified that the holders of such shares have all rights of a stockholder with respect to those shares (vested or unvested), including voting and dividend rights, subject to the restrictions and forfeiture provisions of the restricted stock agreements.

On May 23, 2012, the Company received the written consent from stockholders holding a majority of its outstanding common stock to permit (but not require) the Board of Directors of the Company to amend its Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Company’s common stock at any time prior to April 26, 2013, by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its sole discretion (the “Reverse Stock Split”) and (ii) to increase the number of authorized shares of the Company’s capital stock to 202,000,000 shares of stock, of which 200,000,000 shares would be classified as Company common stock and 2,000,000 shares would be classified as Company preferred stock (the “Authorized Stock Increase”). In addition, such stockholders, pursuant to the written consent, also approved the Company’s Amended and Restated 2011 Equity Incentive Plan of the Company, and related forms of Equity Incentive Plan Notice of Grant Restricted Stock Agreement, and Notice of Grant and Stock Option Agreement (the “Plan Approval”).

On June 7, 2012, the Company entered into an Equity Financing Binding Term Sheet, with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 1,428,571 shares of its common stock and warrants to purchase 357,142 shares of its common stock (subject to adjustment), for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $0.70 per share (subject to adjustment) and a five year term. In addition, the Equity Agreement provides that (a) the Company will use its best efforts to file a registration statement covering the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants within 120 calendar days after the date of the Equity Agreements and use its best efforts to cause the registration statement to become effective as soon as possible thereafter; and (b) the applicable investor will have a right to participate in future financings by the Company (subject to standard exceptions) for a period of two years on a pro rata basis in accordance with his ownership interests in the Company (on a fully diluted basis assuming exercise of the applicable warrant).

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On June, 7, 2012, Adage Capital Partners, LP agreed that it would not to abstain from exercising its warrant to purchase 2,500,000 shares of common stock, issued December 29, 2011, as amended March 1, 2012, until informed in writing by the Company that the Company has increased its authorized capital sufficiently so that exercise can be effectuated without the Company being in an over-issuance position with respect to the shares underlying such warrants.

On June, 7, 2012, TAJA, LLC agreed that it would abstain from exercising the following warrants and convertible note, until informed in writing by the Company that the Company has increased its authorized capital sufficiently so that exercise can be effectuated without the Company being in an over-issuance position with respect to the shares underlying such warrants and note: (1) Warrant to Purchase 1,071,429 shares of Common Stock, issued December 29, 2011, as amended on March 1, 2012; (2) Warrant to Purchase 2,000,000 shares of Common Stock issued December 29 ,2011 as amended on March 1, 2012; (3) Unsecured Subordinated Convertible Note, due June 21, 2015, in the original principal amount of $3,000,000.

