Form 10-Q
period 2012-06-30
Mandalay Digital Group, Inc.
filed 2012-08-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2012, the Company had 85,953,136 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$8,240	$8,799
Accounts receivable, net of allowances of $108 and $108, respectively	1,019	1,190
Prepaid expenses and other current assets	136	120

Total current assets	9,395	10,109

Property and equipment, net	201	230
Intangible assets, net	759	817
Goodwill	3,640	3,640

TOTAL ASSETS	$13,995	$14,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,032	$3,051
Accrued license fees	1,049	1,155
Accrued compensation	370	582
Current portion of long term debt, net of discounts of $813 and $0, respectively	2,234	75
Warrant derivative liabilities	-	452
Other current liabilities	553	705

Total currrent liabilities	7,238	6,020

Long term debt and convertible debt, net of discounts of $980 and $2,147, respectively	1,378	3,077

Total liabilities	$8,616	$9,097

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 100,000 shares authorized,issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 100,000,000 shares authorized; 86,033,859 issued and 82,260,860 outstanding at June 30, 2012; 83,506,945 issued and 79,733,946 outstanding at March 31, 2012;	7	7
Additional paid-in capital	135,702	133,300
Treasury Stock (3,772,999 shares at June 30, 2012 and March 31, 2012)	(71)	(71)
Accumulated other comprehensive loss	(163)	(194)
Accumulated deficit	(130,196)	(127,443)

Total stockholders' equity	5,379	5,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,995	$14,796

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2012	2011

Net revenues	$1,290	$1,893

Cost of revenues
License fees	614	492
Other direct cost of revenues	58	58

Total cost of revenues	672	550

Gross profit	618	1,343

Operating expenses
Product development	366	664
Sales and marketing	103	235
General and administrative	2,401	915

Total operating expenses	2,870	1,814

Loss from operations	(2,252)	(471)

Interest and other income / (expense)
Interest income/ (expense)	(459)	(367)
Foreign exchange transaction gain / (loss)	(7)	48
Change in fair value of accrued derivative liabilities gain / (loss)	(21)	57
Loss on settlement of debt	-	(7)

Interest and other expense	(487)	(269)

Loss from operations before income taxes	(2,739)	(740)

Income tax provision	(14)	(31)

Net (loss)	$(2,753)	$(771)

Other comprehensive income:
Foreign currency translation adjustment	31	106

Comprehensive (loss)	$(2,722)	$(665)

Basic and diluted net (loss) per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding, basic and diluted	84,504	41,679

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total

Balance at March 31, 2012	83,506,945	$7	100,000	$100	3,772,999	$(71)	$133,300	$(194)	$(127,443)	$5,699

Net loss									(2,753)	(2,753)

Foreign currency translation								31		31

Issuance of restricted stock for services	733,333						929			929

Warrants exercised	365,010						473			473

Issuance of common stock for cash	1,428,571						1,000			1,000

Balance at June 30, 2012 (unaudited)	86,033,859	$7	100,000	$100	3,772,999	$(71)	$135,702	$(163)	$130,196	$5,379

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(2,753)	$(771)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	87	129
Amortization of debt discount	354	208
Interest accrued	106	-
Stock-based compensation	-	69
Warrants issued for services	-	15
Stock issued for services	929	82
Increase / (decrease) in fair value of derivative liabilities	21	-
(Increase) / decrease in assets:
Accounts receivable	171	392
Prepaid expenses and other current assets	(16)	(8)
Increase / (decrease) in liabilities:
Accounts payable	(19)	(423)
Accrued license fees	(106)	132
Accrued compensation	(212)	(132)
Other liabilities and other items	(152)	38

Net cash used in operating activities	(1,590)	(269)

Cash flows from investing activities

Purchase of property and equipment	-	(34)

Net cash used in investing activities	-	(34)

Cash flows from financing activities

Issuance of shares for cash	1,000	-

Net cash provided by financing activities	1,000	-

Effect of exchange rate changes on cash and cash equivalents	31	106

Net change in cash and cash equivalents	(559)	(197)

Cash and cash equivalents, beginning of period	8,799	845

Cash and cash equivalents, end of period	$8,240	$648

Supplemental disclosure of cash flow information:

Taxes paid	$-	$31

Interest paid	$-	$367

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

On May 10, 2010, an administrator was appointed over AMV Holding Limited in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries are considered to be a discontinued operation. AMV and its subsidiaries were subsequently disposed.

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

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV Founders, acting through a newly formed company, acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23,231 of secured indebtedness, comprising a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3,500 in principal. The Company retained all assets and liabilities of Twistbox and the Company.

On December 28, 2011, the Company issued 50,000 shares of the Company’s common stock as part of the consideration for in exchange for the assets of Digital Turbine Group, LLC, the developer of Digital Turbine (“DT”), a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing desired content.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As reflected in the accompanying consolidated financial statements, the Company has losses from operations and negative cash flows from operations.

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Assuming there are no further changes in expected sales and expense trends subsequent to June 30, 2012, the Company believes that its cash position will be sufficient to continue operations for the foreseeable next twelve months.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. Potentially dilutive shares from stock options and warrants and the conversion of the Series A preferred stock that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would be anti-dilutive, were as follows:

	3 Months Ended	3 Months Ended
	June 30,	June 30,
	2012	2011

Potentially dilutive shares	27,862	16,739

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Product Development Costs

The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $0 and $4 in the periods ended June 30, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

As of June 30, 2012 and March 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. Using the criteria in ASC 815, the Company determines which instruments or embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities gain / (loss).”

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $31 and $106 in the periods ended June 30, 2012 and 2011, respectively and has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2012, one major customer represented approximately 35% of our gross accounts receivable outstanding, and 39% of gross accounts receivable outstanding as of March 31, 2012. This customer accounted for 34% of our gross revenues in the period ended June 30, 2012; and 43% in the period ended June 30, 2011. Two other major customers accounted for 22% and 10%, respectively, for the period ended June 30, 2012.

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

In the period ended June 30, 2012 the Company determined that there was no impairment of goodwill. In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill amounting to $2,969.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consisting of customer lists, license agreements and software that have been acquired, are amortized using the straight-line method over their useful life ranging from five to eight years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the period ended June 30, 2012, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

In May 2012, the derivative warrant liability was exercised. Prior to the exercise, the fair value of the derivative warrant liability was determined to be $473 using the Black-Scholes option pricing model with the following assumptions: 1) expected life 5 years, 2) a risk free interest rate of ..40%, 3) a dividend yield of 0% and 4) a volatility of 170%.

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

Warrant derivative liabilities
(in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2012	$-	$-	$-	$-

March 31, 2012	$452	$-	$452	$-

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The warrant derivative liability was exercised in the period ending June 30, 2012, and is discussed further at Note 12.

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

5.	Accounts Receivable

	June 30,	March 31,
	2012	2012

Billed	$590	$709
Unbilled	537	589
Less: allowance for doubtful accounts	(108)	(108)

Net Accounts receivable	$1,019	$1,190

The Company had no significant write-offs or recoveries during the periods ended June 30, 2012 and June 30, 2011.

6.	Property and Equipment

	June 30,	March 31,
	2012	2012

Equipment	$1,310	$1,310
Furniture & fixtures	484	484
Leasehold improvements	184	184
	1,978	1,978
Accumulated depreciation	(1,777)	(1,748)
Net Property and Equipment	$201	$230

Depreciation expense for the three months ended June 30, 2012 and 2011 was $29 and $61, respectively.

7.	Description of Stock Plans

On May 26, 2011, our board of directors adopted the 2011 Equity Incentive Plan of NeuMedia, Inc. and on April 27, 2012, our board of directors amended and restated the plan and the related plan documents to change references to the name of our company from “NeuMedia, Inc.” to “Mandalay Digital Group, Inc.” and further directed that they be submitted to stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted by written consent the Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (the “Plan”) and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”).

The Plan contains a number of provisions that the board believes are consistent with the interests of stockholders and sound corporate governance practices. These include:

—	Individual Grant Limits. No participant may be granted in aggregate, in any calendar year, Awards covering more than 500,000 shares.

—	No annual “Evergreen” Provision. The Plan provides for a fixed allocation of shares, thereby requiring stockholder approval of any additional allocation of shares.

—	No Discount Stock Options. The Plan prohibits the grant of a stock option with an exercise price of less than the fair market value of the closing price of our common stock on the date the stock option is granted.

Summary Description of the Plan

The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants.

 Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 4,000,000 shares for issuance, of which 41,667 remain available for issuance as of June 30, 2012. The 4,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

Option Plans

The following table summarizes options granted under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan for the periods or as of the dates indicated:

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2012	4,798	$1.80
Granted	-	$-
Canceled	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding at June 30, 2012	4,798	$1.80
Exercisable at June 30, 2012	4,798	$1.80

The exercise price for options outstanding and options exercisable at June 30, 2012 was as follows:

	Weighted
	Average		Weighted
	Remaining	Number	Average	Aggregate
Range of	Contractual Life	Outstanding	Exercise	Intrinsic
Exercise Price	(Years)	June 30, 2012	Price	Value

$0 - $1.00	4.02	2,698	$0.47	$807,598
$2.00 - $3.00	5.97	1,300	$2.75	$-
$4.00 - $5.00	5.62	800	$4.75	$-
	4.81	4,798	$1.80	$807,598

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain nonvested options as of June 30, 2012 and March 31, 2012.

As of June 30, 2012, under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

Option Plans and Stock Plans

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011

Product development	$-	$69
Sales and marketing	-	-
General and administrative	122	-
	$122	$69

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

8.	Goodwill

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2012	$3,640
Goodwill impairment	-
Balance at June 30, 2012	$3,640

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended June 30, 2012. The Company recorded an impairment charge of $2,969 for the year ended March 31, 2012.

9.	Intangible Assets

The components of intangible assets as at June 30, 2012 and March 31, 2012 were as follows:

	As of June 30, 2012
		Accumulated
	Cost	Amortization	Net

Software	$1,611	$(1006)	$605
Trade name / Trademark	154	-	$154
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)
	$3,428	$(2,669)	$759

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended June 30, 2012. The Company recorded an impairment charge of $2,319 for the year ended March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

	As of March 31, 2012
		Accumulated
	Cost	Amortization	Net

Software	$1,611	$(948)	$663
Trade name / Trademark	154	-	$154
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)
	$3,428	$(2,611)	$817

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the periods ended June 30, 2012 and 2011, the Company recorded amortization expense in the amount of $58 and $58, respectively, in cost of revenues.

Based on the amortizable intangible assets as of June 30, 2012, we estimate amortization expense for the next three years to be as follows:

Amortization
Year Ending June 30,	Expense
(in thousands)

2013	$232
2014	232
2015	141
$605

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

10.	Debt

	June 30,	March 31,
	2012	2012

Short Term Debt

Equipment Leases and accrued interest on debt	-	2
Senior secured note, including PIK interest, net of discount, of $813 and $0, respectively	$2,089	$-
Senior secured note, short term accrued interest	145	73

	$2,234	$75

	June 30,	March 31,
	2012	2012

Long Term Debt

Senior secured note, including PIK interest, net of discount, of $0 and $1,648, respectively	$-	$1,881
Convertible note, including accrued interest, net of discount, of $980 and $0, respectively	215	60
Secured note, including PIK interest and accrued interest	1,163	1,136

	$1,378	$3,077

Convertible Debt

ValueAct Note

In connection with the disposal of AMV on June 21, 2010, all amounts due and payable under the AMV Note were released, and the ValueAct Note was amended and restated in its entirety and reduced to $3,500 of principal (the “Amended ValueAct Note”).

On December 16, 2011, the ValueAct Note was purchased in its entirety by Taja LLC (“Taja”) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). The Purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and effectively a third amendment to the Second Amended Note (“Third Amended Note”). The Taja Convertible Note became effective on February 27, 2012. The Third Amended Note (1) changed the maturity date of the note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”) election to the note through the revised term, and (3) stripped out $3,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500 plus accrued interest of $562 for a total of $1,062. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 2,000 shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant each have a five year term and vest one year from issue date. The Coverage Warrant was initially recorded as a derivative liability upon issuance. As discussed in Note 12, the Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital. The Company assessed the debt modification for the Third Amended Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a loss on extinguishment of debt of $1,459 for the year ended March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $0.70 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date was to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 2,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

The Company determined that the Amended Taja Convertible Note has an embedded conversion feature that is required to be bifurcated and measured at fair value at each reporting. At the date of issuance, the fair value of the embedded conversion feature was $2,250 using the Black-Scholes option pricing model with the following assumptions:

—	Expected life of 1 years
—	Risk free interest rate of .17%
—	Dividend yield of 0%
—	Volatility of 175%.

The Company determined the fair value of the Coverage Warrant and the Incentive Warrant to be $750 and $1,459, respectively, using the Black-Scholes option pricing model with the following assumptions:

—	Expected life of 5 years
—	Risk free interest rate of .84%
—	Dividend yield of 0%
—	Volatility of 175%.

The combined total discount pertaining to the conversion factor of the Taja Convertible Note and the Coverage Warrant was originally limited to the face value of the Taja Convertible Note of $3,000 and is being amortized over the term, with the $837 fair value of the embedded conversion feature that exceeded the face value being charged to operations as interest expense during the year ended March 31, 2012.

On March 19, 2012, the Company issued 2,600 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. Through the period ended June 30, 2012, the Company recorded interest expense of $146 related to the amortization of the debt discount. The remaining discount of $980 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of June 30, 2012, outstanding principal balance of $1,180 of the Amended Taja Convertible Note is convertible into approximately 1,686,000 shares of common stock at a conversion price of $0.70. At June 30, 2012, the if-converted value exceeds the principal by approximately $84.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Senior Secured Convertible Notes

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders.  The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. The entire principal balance is due in one lump sum payment on June 21, 2013. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.15 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment.  For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 3.33 shares of common stock of the Company.  Each Warrant has a five year term.

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the period ended June 30, 2012, the Company amortized $207 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations. The remaining discount of $813 will be amortized over the period ending June 21, 2013.

As per the Senior Secured Convertible Note, interest accrued through and including December 31, 2011 may be added to the principal.

As of March 31, 2012, the outstanding principal and accrued interest of $2,902 is convertible into approximately 19,344,792 shares of common stock at a conversion price of $0.15. At June 30, 2012, the if-converted value exceeds the principal and accrued interest by approximately $11,607. Interest accrued through June 30,2012 that is not convertible, and may not be added to the principal is $145.

11.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the periods ended June 30, 2012 and June 30, 2011, the Company incurred management fees under the agreement of $0 and $90, respectively. At June 30, 2012 and March 31, 2012, the accrued payable to Trinad Management was $0 and $135, respectively.

On December 28, 2011, we entered into an executive chairman agreement with Robert Ellin that provides for a one-year term and an annual fee of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin shall be entitled to be paid an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors.

Mr. Ellin shall also be reimbursed for the annual fee of a personal assistant of up to $80,000 during the term of this executive chairman agreement.

Mr. Ellin also received three grants totaling 8,000,000 shares of our restricted common stock and vests as follows:

—	The first grant of 3,400,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third shall vest if on any date during the term or within 12 months following the term, our total enterprise value equals or exceeds $100,000,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

—	The second grant of 3,600,000 shares was granted on December 28, 2011 and vested fully on the date of the grant. These shares may not be transferred for a period of two years from the date of grant.

—	The third grant of 1,000,000 shares was granted on December 28, 2011 and vest one year from the date of grant. These shares may not be transferred for a period of one year from the vesting date.

Mr. Ellin is also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Ellin’s election, upon our achievement of certain higher total enterprise values.

During the period ended June 30, 2012, we did not grant Mr. Ellin any additional stock options or warrants.

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

Common Stock

In June 2012, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began in March 2012. The overall value was determined to be $135, of which $36 was recorded through the period ended June 30, 2012.

In June 2012, the Company sold 1,428,571 shares of common stock of the Company to an investor for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. The fair value of the warrants on the day of issue were determined to be $255

In May 2012, the Company issued 150,000 shares of common stock of the Company to an advisory board member for consulting services. The shares vest over one year. The shares were valued at the closing market price on that date of $1.00 per share. The overall value was determined to be $150, of which $23 was recorded through the period ended June 30, 2012.

In May 2012, the Company issued 433,333 shares of common stock of the Company to a director of the Company. The shares were valued at the closing market price on that date of $1.00 per share. The overall value was determined to be $433, of which $66 was recorded through the period ended June 30, 2012.

Warrants

In May 2012, the Company issued 365,010 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in March 2011 to purchase 500,000 of common stock of the Company.

Derivative liabilities

As of March 31, 2012, the Company determined that certain warrants were considered derivatives because they did not meet the scope exception in ASC 815-10-15-74. In May 2012, the warrants were exercised. Prior to exercise the Company recorded a loss on the fair value of the warrant of $21. The fair market value of the shares at the time of exercise was $473. The holder forfeited 134,990 shares as a part of a cashless exercise, and the Company issued 365,010 shares of common stock of the Company to the holder. The fair value of these warrants was $0 and $452 at June 30, 2012 and March 31, 2012, respectively.

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

On June 6, 2012, the Taja Convertible Note holder issued a waiver to the Company stating that they would not convert their notes until the Company has notified them in writing that the Company has increased its authorized capital sufficiently so that the conversion, exchange or exercise of all convertible securities can be effectuated without the Company exceeding its authorized capital.

On June 7, 2012, a holder of a warrant to purchase 2.5 million shares of common stock of the Company issued a waiver to the Company stating that they would not exercise their warrants until the Company has notified them in writing that the Company has increased its authorized capital sufficiently so that the exercise of all convertible securities can be effectuated without the Company exceeding its authorized capital.

Restricted Stock Agreements

During the period December 1, 2011 through June 30, 2012, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA are granted voting rights while other RSAs are not granted voting rights.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

For accounting purposes, the one third unvested shares related to the $100,000 enterprise value and the one third unvested shares related to the $200,000 enterprise value are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the grant date fair value to be $0.279 per share and $0.206 per share for the $100,000 enterprise value and $200,000 enterprise value, respectively, using a Monte Carlo simulation that uses the following assumptions:

—	Volatility – 100%
—	Restricted stock discount – 36.1%
—	Risk free interest rate of 0.1%
—	Dividend yield of 0%

The Company has expensed $3,871 through the period ended June 30, 2012 related to the 15,850 RSAs issued on December 28, 2011 and will expense the remaining $1,914 over the periods ended December 28, 2013.

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

All restricted shares, vested and unvested, have been included in the outstanding shares as of June 30, 2012.

For accounting purposes, the Company determined the grant date fair value to be $0.65 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $662, related to the 2,375 RSAs issued on January 3, 2012. No further expense will be taken until the Board of Directors details the performance criteria, or already defined performance criteria has been met.

Time Condition RSAs

On various dates during the periods ended June 30, 2012 and March 31, 2012, the Company issued 733 and 7,100 restricted shares with vesting criteria based on time conditions. As of June 30, 2012, 3,650 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

For accounting purposes, the Company determined the weighted average grant date fair value to be $.476 per share based on the closing price of the Company’s stock price on the various issue dates. The Company expensed $609 in the period ended June 30, 2012 and $2,957 in the year ended March 31, 2012 related to the 16,150 RSAs and will expense the remaining $1,946 grant date fair value over the year ended March 31, 2013.

The following table summarizes the RSA activity:

		Weighted
(in thousands, except grant date fair value)		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 31, 2012	15,367	$0.36

Granted	583	1.00
Canceled	-	-
Vested	-	-
Unvested at June 30, 2012	15,950	$0.387

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

13.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees.  These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

14.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2012.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of June 30, 2012 and March 31, 2012. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended June 30, 2012 and 2011.

15.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended June 30, 2012 and 2011, and net property and equipment for the periods ended June 30, 2012 and March 31, 2012:

	North		Other
	America	Europe	Regions	Consolidated

Three Months ended June 30, 2012
Net sales to unaffiliated customers	3	799	488	$1,290

Three Months ended June 30, 2011
Net sales to unaffiliated customers	57	1,519	317	$1,893

Property and equipment, net
at June 30, 2012	155	45	1	$201

Property and equipment, net
at March 31, 2012	177	52	1	$230

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2013. The future minimum payments under initial terms of leases at June 30, 2012 is $11.

This amount does not reflect future escalations for real estate taxes and building operating expenses.  Rental expense amounted to $39 and $45, respectively, for the periods ended June 30, 2012 and 2011.

Other Obligations

As of June 30, 2012, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms greater than one year at June 30, 2012.  Annual payments relating to these commitments at June 30, 2012 is $645.

Litigation

On March 6, 2012 the Company received a notice of levy in the amount of $73 pertaining to a dispute with a service provider. The Company paid the obligation in full on July 9, 2012.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

17.	Subsequent Events

Management evaluated all activity of the Company through August 14, 2012 (the issue date of these consolidated financial statements) and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2012. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“Digital Turbine”) and Twistbox Entertainment, Inc. (“Twistbox”).

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

RESULTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	June 30,	June 30,	% of
	2012	2011	Change
	(in thousands)

Revenues	$1,290	$1,893	-32%
Cost of revenues	672	550	22%

Gross profit	618	1,343	-54%
SG&A	2,870	1,814	58%

Operating loss	(2,252)	(471)	378%
Interest expense, net	(459)	(367)	25%
Foreign exchange transaction gain / (loss)	(7)	48	-114%
Change in fair value of accrued derivative liabilities gain / (loss)	(21)	57	-138%
Gain / (loss) on settlement of debt	-	(7)	-100%

Loss before income taxes	(2,739)	(740)	270%
Income tax provision	(14)	(31)	-55%

Net (loss) income	$(2,753)	$(771)	257%

Basic and Diluted net income / (loss) per common share:	(0.03)	(0.02)	69%

Basic and Diluted weighted average shares outstanding	84,504	41,679	103%

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,		% of
	2012	2011	Change
	(In thousands)

Revenues by type:

Services	$249	$235	6%
Content - Games	52	172	-70%
Content - Other	448	1,192	-62%
Advertising	541	294	84%

Total	$1,290	$1,893	-32%

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

The revenue decline for Other Content is the result of multiple factors. Revenues were impacted by a very challenging European sales environment for our carrier partners and consequently for us. This resulted in lower sales in major territories. Revenues were also affected by the increase in the use of smart phones over feature phones, which hinder the carriers’ ability to monetize content revenues effectively. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues

	Three Months Ended June 30,		% of
	2012	2011	Change
	(In thousands)

Cost of revenues:

License fees	$614	$492	25%
Other direct cost of revenues	58	58	0%

Total cost of revenues	$672	$550	22%

Revenues	$1,290	$1,893	-32%

Gross margin	48.0%	70.9%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and have therefore decreased relative to the decrease in revenue. We experienced slight decrease in the area of traffic and advertising costs that affected our sales mix, as well as our gross margin.

Operating Expenses

	Three Months Ended June 30,		% of
	2012	2011	Change
	(In thousands)

Product development expenses	$366	$664	-45%

Sales and marketing expenses	103	235	-56%

General and administrative expenses	2,401	915	162%

Product development expenses include the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of the development business as well as the consolidation of the device operating systems within the marketplace, our headcount has been reduced over prior periods.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including our headcount have been reduced in recent periods in an effort to streamline the business. The decrease year-over-year is the result of cost savings made by headcount reductions, as well as reduced travel and entertainment expenses.

General and administrative expenses represent management and support personnel costs in both the parent and subsidiary companies which include professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. The increase period to period is mostly due to an increase in stock compensation to management, as well as additional management and consulting personnel.

Other Income and Expenses

	Three Months Ended June 30,		% of
	2012	2011	Change
	(In thousands)

Interest and other (expense), net	$(487)	$(269)	81%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note and the Taja Note, changes in the fair market value of derivatives, and foreign exchange transaction gains.

Financial Condition

Assets

Our current assets totaled $9.4 million and $10.1 million at June 30, 2012 and March 31, 2012, respectively. Total assets were $14.0 million and $14.8 million at June 30, 2012 and March 31, 2012, respectively. The decrease in current and total assets is primarily due to a decrease cash due to payment of current expenses, as well as lower accounts receivable balances due to a decrease in revenues.

Liabilities and Working Capital

At June 30, 2012, our current and total liabilities were $8.6 million, compared to $9.1 million at March 31, 2012. The change in liabilities was mainly due to the amortization of debt discount and the exercise of warrants that were derivative liabilities. The Company had positive working capital of $2.2 million at June 30, 2012, less than the positive working capital of $4.1 million at March 31, 2012. This was mainly due to the movement of the Senior Secured Notes from long term debt to short term debt.

Liquidity and Capital Resources

	Three Months Ended June 30,		% of
	2012	2011	Change
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$-	$34	-100%
Cash flows used in operating activities	1,590	268	493%
Cash flows used in investing activities	-	34	-100%
Issuance of shares for cash	1,000	-	0%
Effect of exchange rate changes on cash and cash equivalents	31	106	-71%

The Company has incurred losses and negative annual cash flows since inception, and although the operating loss increased from $.5 million in the period ending June 30, 2011 to $2.3 million for the period ending June 30, 2012, a significant portion of the loss is represented by non-cash charges to stock compensation.

The consolidated financial statements included in this Quarterly Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Subsequently, the Company raised an additional $1 million in the first quarter of fiscal year 2013. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be our existing cash balances together with cash generated by our operating activities, cash on hand, as well as further borrowings or further capital raises. Assuming there are no further changes in expected sales and expense trends subsequent to June 30, 2012, the Company believes that its cash position will be sufficient to continue operations for the next twelve months.

Operating Activities

In the period ended June 30, 2012, we used $1.6 million of net cash. Net cash used represents a decrease in accounts payable and accrued compensation of $0.2 million, decreases in accounts receivable and prepaid expense of $0.2 million, as well as decreases in accrued license fees and other liabilities of $0.24 million. These changes flow from the loss for the period, but exclude depreciation and amortization of $0.1 million, as well as interest and debt discount costs of $0.5 million, and $0.9 million for stock issued for services. In the period ended June 30, 2011, we used $0.2 million of net cash, including an decrease in accounts payable and accrued compensation of $0.5 million, flowing from the loss, offset by non-cash stock based compensation and depreciation and amortization that total $0.4 million.

As of June 30, 2012, the Company had approximately $8.2 million of cash.

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

 Debt obligations include interest payments under the Senior Debt facility, and under the Amended Taja Note. Under the Senior Debt facility, the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount of the principle and interest payable June 21, 2013. Under the Amended Taja Note the Company may elect to add interest to the principal. The full amount is payable two years from March 1, 2012, if it has not already been converted into shares of common stock of the Company. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring at various dates through 2013.

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

Stock Sales and Liquidity

In May 2012, the Company issued 150,000 shares of common stock of the Company to an advisory board member for consulting services. The shares vest over one year.

In May 2012, the Company issued 433,333 shares of common stock of the Company to a director of the Company. The shares vest over one year.

In June 2012, the Company issued 150,000 shares of common stock of the Company to a service provider. The shares vest quarterly over one year.

In June 2012, the Company issued 1,428,571 shares of common stock of the Company to an investor.

In June 2012, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 cents per share to an investor.

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

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

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

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed games, which are based on our own intellectual property, require no royalty payments to licensors. For late night business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues between games and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and developed games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or content with higher royalty rates, our gross margin would decline. For other content, as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3 rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of June 30, 2012 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of June 30, 2012:

Financial Close and Reporting Process

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of June 30, 2012 described above, as follows:

1.	Recruiting a Chief Financial Officer that will oversee that accounting and financial reporting processes

2.	Engaged a financial consultant that serves as a liaison between the Board, Senior Management and the Accounting Organization

3.	Hiring additional accounting personnel with adequate experience, skills and knowledge to assist in the closing of our financial statements and further segregate duties of financial personnel;

4.	Documenting, to standards established by senior accounting personnel and the principal financial officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

5.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

These remediation efforts are expected be implemented during the fiscal year ending March 31, 2013.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 6, 2012 the Company received a notice of levy in the amount of $73 pertaining to a dispute with a service provider. The Company paid the obligation in full on July 9, 2012.

On May 4, 2012 the Company received notice of a judgment in the amount of $36 pertaining to a dispute with a previous employee. The Company has recorded the full amount in Accrued Compensation on the consolidated balance sheet.

Except as set forth above, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2012, the Company sold 1,428,571 shares of common stock of the Company to an investor for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6.   Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation. [1]

3.2	Bylaws. [1]

3.3	Certificate of Amendment of Bylaws. [2]

10.1	Separation and Release Agreement, dated April 12, 2012 between the Company and David Mandell.

10.2	Form of Indemnification Agreement. [3]

10.3	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. [4]

10.4	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. [4]

10.5	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. [4]

10.6	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. [4]

10.7	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. [4]

10.8	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. [4]

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

* Filed herewith

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 10, 2012.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.
Dated: August 14, 2012
	By:	/s/ Peter Adderton
Peter Adderton Chief Executive Officer

