Form 10-Q
period 2012-09-30
Mandalay Digital Group, Inc.
filed 2012-11-19
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 30, 2012, the Company had 88,496,516 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$3,137	$8,799
Accounts receivable, net of allowances of $108 and $108, respectively	2,068	1,190
Prepaid expenses and other current assets	344	120

Total current assets	5,549	10,109

Property and equipment, net	317	230
Intangible assets, net	5,151	817
Goodwill	4,537	3,640

TOTAL ASSETS	$15,554	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,054	$3,051
Accrued license fees	1,011	1,155
Accrued compensation	738	582
Current portion of long term debt, net of discounts of $603 and $0, respectively	2,543	75
Warrant derivative liabilities	—	452
Other current liabilities	1,083	705

Total current liabilities	9,429	6,020

Long term debt and convertible debt, net of discounts of $832 and $2,147, respectively	1,564	3,077
Long term contingent liability, less discount of $242	758	—

Total liabilities	$11,751	$9,097

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 200,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 92,269,515 issued and 88,496,516 outstanding at September 30, 2012; 83,506,945 issued and 79,733,946 outstanding at March 31, 2012;	7	7
Additional paid-in capital	137,935	133,300
Treasury Stock (3,772,999 shares at September 30, 2012 and March 31, 2012)	(71)	(71)
Accumulated other comprehensive loss	(197)	(194)
Accumulated deficit	(133,971)	(127,443)

Total stockholders’ equity	3,803	5,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,554	$14,796

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations and Comprehensive (loss) Income (unaudited)

(In thousands, except per share amounts)

	3 Months Ended September 30, 2012	3 Months Ended September 30, 2011	6 Months Ended September 30, 2012	6 Months Ended September 30, 2011

Net revenues	$912	$1,938	$2,203	$3,831

Cost of revenues
License fees	299	660	913	1,151
Other direct cost of revenues	77	58	135	115

Total cost of revenues	376	718	1,048	1,266

Gross profit	536	1,220	1,155	2,565

Operating expenses
Product development	365	484	731	1,149
Sales and marketing	215	222	318	456
General and administrative	3,191	1,200	5,591	2,116

Total operating expenses	3,771	1,906	6,640	3,721

Loss from operations	(3,235)	(686)	(5,485)	(1,156)

Interest and other income / (expense)
Interest income/ (expense)	(494)	(377)	(954)	(745)
Foreign exchange transaction gain / (loss)	(26)	(31)	(33)	17
Change in fair value of warrant derivative liabilities gain / (loss)	—	(84)	(22)	(27)
Gain / (loss) on settlement of debt	—	247	—	240

Interest and other expense	(520)	(245)	(1,009)	(515)

Loss from operations before income taxes	(3,755)	(931)	(6,494)	(1,671)

Income tax provision	(20)	—	(34)	(31)

Net (loss)/profit	$(3,775)	$(931)	$(6,528)	$(1,702)

Other comprehensive (loss) / income:
Foreign currency translation adjustment	$(34)	$(59)	(3)	47

Comprehensive (loss) / income	$(3,809)	$(990)	$(6,531)	$(1,655)

Basic and diluted net income / (loss) per common share	$(0.04)	$(0.02)	$(0.08)	$(0.04)

Weighted average common shares outstanding, basic and diluted	87,235	41,771	85,877	41,725

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2012	83,506,945	$7	100,000	$100	3,772,999	$(71)	$133,300	$(194)	$(127,443)	$5,699

Net loss									(2,753)	(2,753)

Foreign currency translation								31		31

Issuance of restricted stock for services	733,333						929			929

Warrants exercised for services rendered	365,010						473			473

Issuance of common stock for cash	1,428,571						1,000			1,000

Balance at June 30, 2012	86,033,859	$7	100,000	$100	3,772,999	$(71)	$135,702	$(163)	$(130,196)	$5,379

Net loss									(3,775)	(3,775)

Foreign currency translation								(34)		(34)

Issuance of restricted stock for services	25,157						1,356			1,356

Vesting of options issued to employee							23			23

Vesting of shares issued to employee	1,500,000						66			66

Issuance of common stock related to acquisition	937,500						788			788

Balance at September 30, 2012	88,496,516	$7	100,000	$100	3,772,999	$(71)	$137,935	$(197)	$(133,971)	$3,803

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	6 Months Ended September 30 2012	6 Months Ended September 30 2011
Cash flows from operating activities
Net loss	$(6,528)	$(1,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	209
Amortization of debt discount	712	418
Interest accrued	221	—
Allowance for doubtful accounts	—	(11)
Stock-based compensation	66	69
Warrants issued for services	—	84
Stock and stock options issued for services	2,308	104
Increase / (decrease) in fair value of derivative liabilities	21	—
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(311)	708
Prepaid expenses and other current assets	(46)	(54)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(175)	(70)
Accrued license fees	(144)	239
Accrued compensation	156	(178)
Other liabilities and other items	229	(133)

Net cash used in operating activities	(3,294)	317

Cash flows from investing activities

Purchase of property and equipment	(8)	(4)
Cash used in acquisition of subsidiary	(3,416)	—
Cash acquired with acquisition of subsidiary	59	—

Net cash used in investing activities	(3,365)	(4)

Cash flows from financing activities

Issuance of shares for cash	1,000	—

Net cash provided by financing activities	1,000	—

Effect of exchange rate changes on cash and cash equivalents	(3)	48

Net change in cash and cash equivalents	(5,662)	(273)

Cash and cash equivalents, beginning of period	8,799	845

Cash and cash equivalents, end of period	$3,137	$572

Supplemental disclosure of cash flow information:

Taxes paid	$28	$5

Interest paid	$—	$—

Noncash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	$(758)	$—

Acquisition of subsidiary	$788	$—

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

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

On July 27, 2012, the Company set up a wholly-owned Israeli acquisition/holding company, M.D.G. Logia Holdings LTD (“MDG”).

On August 15, 2012, the Company amended its charter with the state of Delaware to increase its total number of shares of common stock of the Company to 200,000,000 and preferred shares of the Company to 2,000,000.

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, by assignment to the acquisition entity, M.D.G. Logia Holdings Ltd (“MDG”), acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, and certain operator and other contracts related to the business of the Logia companies that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, Mandalay Digital Group, Inc. purchased 23% of the outstanding shares of the Targets and MDG purchased 77% of such shares. On November 7, 2012, Mandalay Digital Group, Inc. contributed all of its shares of the Targets to MDG pursuant to a Contribution Agreement among Mandalay Digital Group, Inc., Digital Turbine Group, Inc. and MDG.

The Logia Companies are distributors of mobile monetization solutions. The company’s solutions are deployed in top-tier mobile operators and content providers worldwide and include white label app & media stores, in-app payment solutions, and music and TV offerings.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As reflected in the accompanying consolidated financial statements, the Company has losses from operations and negative cash flows from operations.

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

3.	Acquisitions/Purchase Price Accounting

On August 14, 2012, the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Logia”), a leading mobile content development and management solutions provider of innovative mobile monetization solutions. On September 13, 2012, the Company completed the transactions contemplated by the Purchase Agreement. As a part of the transaction, the Company, through an acquisition entity, acquired all of the capital stock of three operating subsidiaries of Logia (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (Mail Bit), (collectively, the “Targets”)). In addition, the Company, by assignment to an acquisition entity, acquired from LogiaDeck Ltd. (formerly S.M.B.P. IGLOO Ltd.) (an affiliate of the Seller, “LogiaDeck”) the assets comprising the “LogiaDeck” software, and certain operator and other contracts related to the business of the Targets that were entered into by Logia.

The Company is a comprehensive mobile content and service provider, and its many technology platforms including Digital Turbine (DT) allow media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, while maintaining individual branding and personalized, one-to-one relationships with each end-user. The purpose of the Logia acquisition was an effort not only to build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the LogiaDeck solution. The LogiaDeck solution is a complete application management platform for Android devices.

The Company set up an Israeli acquisition/holding company, “M.D.G. Logia Holdings LTD”, (“MDG”) to acquire the Targets and the LogiaDeck assets, which was capitalized through a combination of intercompany debt and equity.

The purchase consideration for the transaction was comprised of cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, as follows:

(1)	At closing $3,750 in cash (subject to working capital adjustments) and a number of shares of Company common stock having a value of $750 (based on a 30-day volume weighted average price (VWAP) look back from the issuance date) or 937,500 shares (the “Closing Shares”) was paid and issued, as applicable, to Logia and LogiaDeck;

(2)	Two tranches, each comprised of a cash payment of $250 and a number of shares of Company common stock valued at $250 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), will be paid and issued, as applicable, to Logia upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500 (valued as described) and $500 of cash if all milestones are achieved.

The Closing Shares and Earnout Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$59
Accounts receivable	567
Prepaid expenses and other assets	178
Fixed assets	140
Customer relationships	3,454
Developed technology	818
Trade names / Trademarks	143
Non-compete agreements	54
Goodwill	897
Current liabilities	(1,314)
Long-term debt	(35)

Purchase price	$4,961

In addition to the value assigned to the acquired workforce, the Company recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. This goodwill arises because the purchase price reflects the strategic fit and resulting synergies that the acquired business brings to the Company’s existing operations. The initial allocation of excess purchase price is the result of a preliminary analysis performed, and is subject to revision upon finalization.

The Company believes with the acquisition of Logia it will be able to enhance existing products and create new industry-leading products, and also benefit from synergy savings through operational consolidation.

Goodwill has been recorded in our Israeli acquisition/holding company, MDG. The Company is in the process of evaluating goodwill that is deductible for tax purposes.

The initial accounting of the acquisition Logia is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The amortization period for the intangible assets is as follows:

Remaining Useful Life
Customer relationships	10 years
Developed technology	10 years
Trade names / Trademarks	5 years
Non-compete agreements	4 years
Goodwill	Indefinite

The operating results of the Targets are included in the accompanying consolidated statements of operations from the acquisition date. The Targets combined operating results from the acquisition date to September 30, 2012 are as follows:

unaudited
Revenue	$253
Cost of goods sold	146

Gross profit	$107
Operating expenses	52

Income from operations	55
Financial expenses, net	(23)
Provision for income tax	7

Net income	$25

The pro forma financial information of the Company’s consolidated operations if the acquisition of the Targets had occurred as of April 1, 2011 is presented below.

	unaudited
	Six Months Ended September 30,
	2012	2011
Revenues	$5,118	$8,490
Cost of goods sold	2,815	4,899

Gross profit	2,303	3,591
Operating expenses	7,276	4,826

Loss from operations	(4,973)	(1,235)
Non-operating expense	(1,109)	(616)

Loss before provision for income taxes	(6,082)	(1,851)
Provision for income taxes	34	35

Net loss	$(6,116)	$(1,886)

Basic and diluted loss per share	$(0.01)	$(0.02)

4.	Summary of Significant Accounting Policies

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

The Company distributes products through mobile telecommunications service providers (“carriers”). The carrier markets the product, images or games to end users, but the Company may also participate in the marketing efforts with the carrier and is at times required to do so. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscription licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all transactions.

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Potentially dilutive shares	26,223	28,305	27,099	27,491

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

During the period prior to the acquisition date, one newly acquired company, Logia Content, had factored certain receivables. Those receivables are reflected as unpaid accounts receivable, and the amounts owing to the factor are reflected in other current liabilities.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $0 and $2 in the three months ended periods ended September 30, 2012 and 2011, respectively and $0 and $6 in the six months ended September 30, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

As of September 30, 2012 and March 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

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

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $3 in the six month period ended September 30, 2012 and gain of $47 in the six month period ended September 30, 2011 have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2012, one major customer represented approximately 11% of our gross accounts receivable outstanding, and 39% of gross accounts receivable outstanding as of March 31, 2012. This customer accounted for 35% of our gross revenues in the period ended September 30, 2012; and 44% in the period ended September 30, 2011. One other major customer accounted for 13% of revenues for the period ended September 30, 2012.

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

During the six month period ended September 30, 2012 the Company determined that there was no impairment of goodwill. In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill amounting to $2,969.

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

During the six month period ended September 30, 2012, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

5.	Fair Value Measurements

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

In May 2012, the derivative warrant liability was exercised. Prior to the exercise, the fair value of the derivative warrant liability was determined to be $473 using the Black-Scholes option pricing model with the following assumptions: 1) expected life 5 years, 2) a risk free interest rate of .40%, 3) a dividend yield of 0% and 4) a volatility of 170%.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

Warrant derivative liabilities
(in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2012	$—	$—	$—	$—

March 31, 2012	$452	$—	$452	$—

The warrant derivative liability was exercised in the period ending June 30, 2012, and is discussed further at Note 13.

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	September 30, 2012	March 31, 2012

Billed	$1,280	$709
Unbilled	896	589
Less: allowance for doubtful accounts	(108)	(108)

Net Accounts receivable	$2,068	$1,190

The Company had no significant write-offs or recoveries during the periods ended September 30, 2012 and September 30, 2011.

7.	Property and Equipment

	September 30, 2012	March 31, 2012

Equipment	$1,385	$1,310
Furniture & fixtures	520	484
Leasehold improvements	203	184

	2,108	1,978
Accumulated depreciation	(1,791)	(1,748)

Net Property and Equipment	$317	$230

Depreciation expense was $31 and $53 in the three months ended September 30, 2012 and 2011 and $57 and $117 in the six months ended September 30, 2012 and 2011, respectively.

8.	Description of Stock Plans

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

On September 10, 2012 the Company increased the Plan shares for issuance from 4,000,000 to 20,000,000.

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 15,916,667 remain available for issuance as of September 30, 2012. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	500	$0.84
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2012	500	$0.84

There were no exercisable options outstanding at September 30, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The following table summarizes options granted that are not under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	1,500	$0.84
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2012	1,500	$0.84

There were no exercisable options outstanding at September 30, 2012.

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

The following table summarizes options granted under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan for the periods or as of the dates indicated:

Option Plans

(in thousands)	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2012	4,798	$1.80

Granted	—	$—
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2012	4,798	$1.80

Exercisable at September 30, 2012	4,798	$1.80

The exercise price for options outstanding and options exercisable at September 30, 2012 was as follows:

Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding and Exercisable September 30, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0 - $1.00	3.77	2,698	$0.47	$952,714
$2.00 - $3.00	5.72	1,300	$2.75	$—
$4.00 - $5.00	5.37	800	$4.75	$—

	4.56	4,798	$1.80	$952,714

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain nonvested options as of September 30, 2012 and March 31, 2012.

As of September 30, 2012, under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

Product development	$—	$69
Sales and marketing	—	—
General and administrative	1,713	—

	$1,713	$69

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2012	$3,640

Goodwill impairment	—

Balance at June 30, 2012	$3,640

Acquisition unaudited	897

Balance at September 30, 2012	$4,537

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered the income and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method. The initial accounting of the Goodwill of Logia is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended September 30, 2012. The Company recorded an impairment charge of $2,969 for the year ended March 31, 2012.

10.	Intangible Assets

The components of intangible assets as at September 30, 2012 and March 31, 2012 were as follows:

	unaudited
	As of September 30, 2012
	Cost	Accumulated Amortization	Net

Software	$2,429	$(1,068)	$1,361
Trade name / Trademark	297	(2)	$295
Customer list	4,675	(1,234)	$3,441
License agreements	498	(444)	$54

	$7,899	$(2,748)	$5,151

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended September 30, 2012. However the Company recorded an increase in intangible assets for the acquisition of the Logia companies and LogiaDeck of $4,489. The Company recorded an impairment charge of $2,319 for the year ended March 31, 2012.

	As of March 31, 2012
	Cost	Accumulated Amortization	Net

Software	$1,611	$(948)	$663
Trade name / Trademark	154	—	$154
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)

	$3,428	$(2,611)	$817

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the periods ended September 30, 2012 and 2011, the Company recorded amortization expense in the amount of $116 and $116, respectively, in cost of revenues.

Based on the amortizable intangible assets as of September 30, 2012, we estimate future amortization expense to be as follows:

Year Ending September 30,	Amortization Expense
(in thousands)

2013	$701
2014	701
2015	553
2016	466
2017	449
Future	2,129

$4,999

The initial accounting of the Intangibles of Logia is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

11.	Debt

	September 30, 2012	March 31, 2012

Short Term Debt

Equipment Leases and accrued interest on debt	23	2
Senior secured note, including PIK interest, net of discount of $603 and $0, respectively	$2,299	$—
Senior secured note, short term accrued interest	221	73

	$2,543	$75

	September 30, 2012	March 31, 2012

Long Term Debt

Senior secured note, including PIK interest, net of discount, of $0 and $1,648, respectively	—	1,881
Convertible note, including accrued interest, net of discount, of $832 and $0, respectively	372	60
Secured note, including PIK interest and accrued interest	1,192	1,136

	$1,564	$3,077

	September 30, 2012	March 31, 2012

Contingent Liabilities

Contingent liability, net of discount of $242 and $0, respectively	$758	$—

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

On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and effectively a third amendment to the Second Amended Note (“Third Amended Note”). The Taja Convertible Note became effective on February 27, 2012. The Third Amended Note (1) changed the maturity date of the note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”) election to the note through the revised term, and (3) stripped out $3,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500 plus accrued interest of $562 for a total of $1,062. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 2,000 shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant each have a five year term and vest one year from issue date. The Coverage Warrant was initially recorded as a derivative liability upon issuance. As discussed in Note 13, the Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital. The Company assessed the debt modification for the Third Amended Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a loss on extinguishment of debt of $1,459 for the year ended March 31, 2012.

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

On March 19, 2012, the Company issued 2,600 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. Through the six month period ended September 30, 2012, the Company recorded interest expense of $295 related to the amortization of the debt discount. The remaining discount of $832 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of September 30, 2012, the outstanding principal and accrued interest of $1,204 is convertible into approximately 1,720,568 shares of common stock at a conversion price of $0.70. At September 30, 2012, the if-converted value exceeds the principal and accrued interest by approximately $206.

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions: expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the six months ended September 30, 2012, the Company amortized $418 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations. The remaining discount of $603 will be amortized over the period ending June 21, 2013.

As per the Senior Secured Convertible Note, interest accrued through and including December 31, 2011 may be added to the principal.

As of September 30, 2012, the outstanding principal and accrued interest of $2,902 is convertible into approximately 19,344,792 shares of common stock at a conversion price of $0.15. At September 30, 2012, the if-converted value exceeds the principal and accrued interest by approximately $12,961. Interest accrued through September 30, 2012 that is not convertible, and may not be added to the principal is $221.

Contingent Liabilities

In addition to the Closing Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Sellers”), the Sellers are entitled to receive certain contingent purchase consideration upon achieving certain milestones. Should all milestones be achieved, the total consideration would be $1,000 payable in cash and shares of stock of the Company. The Company has recorded the fair value of the contingent liability in Long Term Debt, net of a discount of $242.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

12.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the periods ended September 30, 2012 and September 30, 2011, the Company incurred management fees under the agreement of $0 and $90, respectively. At September 30, 2012 and March 31, 2012, the accrued payable to Trinad Management was $0 and $135, respectively.

On December 28, 2011, we entered into an executive chairman agreement with Robert Ellin that provides for a one-year term and an annual fee of $450, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin shall be entitled to be paid an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors.

Mr. Ellin shall also be reimbursed for the annual fee of a personal assistant of up to $80 during the term of this executive chairman agreement.

Mr. Ellin also received three grants totaling 8,000,000 shares of our restricted common stock and vests as follows:

•

The first grant of 3,400,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third shall vest if on any date during the term or within 12 months following the term, our total enterprise value equals or exceeds $100,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

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

During the six month period ended September 30, 2012, we did not grant Mr. Ellin any additional stock options or warrants.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

13.	Capital Stock Transactions

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

Common Stock

In June 2012, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began in March 2012. The overall value was determined to be $135, of which $67 was recorded through the period ended September 30, 2012.

In June 2012, the Company sold 1,428,571 shares of common stock of the Company to an investor for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 cents per share with a term of 5 years. The fair value of the warrants on the day of issue were determined to be $255.

In May 2012, the Company issued 150,000 shares of common stock of the Company to an advisory board member for consulting services. The shares vest over one year. The shares were valued at the closing market price on that date of $1.00 per share. The overall value was determined to be $150, of which $60 was recorded through the period ended September 30, 2012.

In May 2012, the Company issued 433,333 shares of common stock of the Company to a director of the Company. The shares were valued at the closing market price on that date of $1.00 per share. The overall value was determined to be $433, of which $174 was recorded through the period ended September 30, 2012.

In July 2012, the Company issued 25,157 shares of common stock of the Company to a vendor. The shares were valued at the closing market price on that date of $0.80 per share. The overall value was determined to be $20, of which $20 was recorded through the period ended September 30, 2012.

In September 2012, the Company issued 937,500 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $0.84 per share. The overall value was determined to be $787 and was recorded through the purchase price allocation of the acquisition in the period ended September 30, 2012.

In September 2012, the Company issued 1,500,000 shares of common stock of the Company in connection with an employment agreement. The shares were valued at the closing market price on that date of $0.80 per share. The overall value was determined to be $1,200, of which $67 was recorded through the period ended September 30, 2012.

Warrants

In May 2012, the Company issued 365,010 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in March 2011 to purchase 500,000 of common stock of the Company.

Options

In September 2012, the Company issued 2,000,000 shares of common stock of the Company in connection with an employment agreement. The value was determined to be $1,339 using the Black-Scholes option pricing model with the following assumptions: 1) expected life 6 years, 2) a risk free interest rate of .98%, 3) a dividend yield of 0% and 4) a volatility of 168.86%.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Derivative liabilities

As of March 31, 2012, the Company determined that certain warrants were considered derivatives because they did not meet the scope exception in ASC 815-10-15-74. In May 2012, the warrants were exercised. Prior to exercise the Company recorded a loss on the fair value of the warrant of $21. The fair market value of the shares at the time of exercise was $473. The holder forfeited 134,990 shares as a part of a cashless exercise, and the Company issued 365,010 shares of common stock of the Company to the holder. The fair value of these warrants was $0 and $452 at September 30, 2012 and March 31, 2012, respectively.

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

On August 15, 2012, the Company amended its charter with the State of Delaware to increase its total number of shares of common stock of the Company to 200,000,000 and preferred shares of the Company to 2,000,000. With this amendment, the waivers obtained are no longer in force, since the Company has increased its authorized shares sufficiently so that the conversion, exchange or exercise of all convertible securities can be effectuated without the Company exceeding its authorized capital.

Restricted Stock Agreements

During the period December 1, 2011 through September 30, 2012, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA recipients are granted voting rights while other RSA recipients are not granted voting rights.

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

For accounting purposes, the one third unvested shares related to the $100,000 enterprise value and the one third unvested shares related to the $200,000 enterprise value are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the grant date fair value to be $0.279 per share and $0.206 per share for the $100,000 enterprise value and $200,000 enterprise value, respectively, using a Monte Carlo simulation that uses the following assumptions:

•	Volatility - 100%

•	Restricted stock discount - 36.1%

•	Risk free interest rate of 0.1%

•	Dividend yield of 0%

The Company has expensed $4,193 through the period ended September 30, 2012 related to the 15,850 RSAs issued on December 28, 2011 and will expense the remaining $1,592 over the periods ended December 28, 2013.

Time and Performance Condition RSAs

On January 3, 2012, the Company issued 2,375 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 1,025 restricted shares vested immediately and the remaining 1,350 unvested shares had to meet certain performance criteria. In September 2012, 425 shares vested in connection with a significant acquisition by the Company. The remaining 925 which has either not been defined by the Board of Directors or the Company has determined that the probability of meeting the performance criteria is 0%.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

All restricted shares, vested and unvested, have been included in the outstanding shares as of September 30, 2012.

For accounting purposes, the Company determined the grant date fair value to be $0.65 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $662, related to the 2,375 RSAs issued on January 3, 2012. An additional $357 has been expensed in the quarter ended September 30, 2012 pertaining to the vesting of 425 shares. No further expense will be taken until the Board of Directors details the performance criteria, or already defined performance criteria has been met.

Time Condition RSAs

On various dates during the periods ended September 30, 2012 and March 31, 2012, the Company issued 2,083 and 7,100 restricted shares with vesting criteria based on time conditions, respectively. As of September 30, 2012, 3,958 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

The following table summarizes the RSA activity:

(in thousands, except grant date fair value)		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at March 31, 2011	—	$

Unvested at March 31, 2012	15,367	$0.360

Granted	583	1.000
Canceled	—	—
Vested	(38)	0.900

Unvested at June 30, 2012	15,912	$0.387

Granted	1,500	0.800
Canceled	—	—
Vested	(696)	0.782

Unvested at September 30, 2012	16,716	$0.411

During a review of equity compensation arrangements, the Company determined that certain valuation reports used in connection with approximately 22 million shares of restricted stock issued between December 2011 and May 2012 utilized certain assumptions that may or may not be consistent with applicable tax requirements for such valuations. The Company is evaluating the impact, if any, related to this matter on its financial statements. The Company is considering procuring new valuation reports that it believes will be consistent with applicable tax requirements. To the extent such new valuation reports implied a materially different value than reports originally relied upon by the Company and the recipient, based on certain assumptions as to valuation methods, it is likely that the Company and the recipient would agree to rescind such grants based on mutual mistake of material fact related to such tax valuation methods. Although the Company is still reviewing the matter and is unable at this time to definitively state what, if any, impact there could be, a rescission of the share grants at issue could impact the Company. However, such impacts may be offset by separate new grants of equivalent equity that may, or may not, accompany a rescission.

As a result, the Company believes that the amount of any impact related to this matter cannot be reasonably estimated at this time. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any liabilities nor contingencies related to this matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable, nor estimable change in future periods, it may be required to record a liability for a material outcome.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2012.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of September 30, 2012 and March 31, 2012. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended September 30, 2012 and 2011.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended September 30, 2012 and 2011, and net property and equipment for the periods ended September 30, 2012 and March 31, 2012:

	North America	Europe	Other Regions	Consolidated

Six Months ended September 30, 2012
Net sales to unaffiliated customers	17	1,682	504	$2,203

Six Months ended September 30, 2011
Net sales to unaffiliated customers	107	2,835	889	$3,831

Property and equipment, net
at September 30, 2012	139	37	141	$317

Property and equipment, net
at March 31, 2012	177	52	1	$230

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2013. The future minimum payments under initial terms of leases at September 30, 2012 is $57.

This amount does not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $152 and $92, respectively, for the six months ended September 30, 2012 and 2011.

Other Obligations

As of September 30, 2012, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms of one year or greater at September 30, 2012. Future payments for these obligations as of September 30, 2012 are as follows:

Year Ending September 30,

2013	$1,023
2014	700
2015	627

Total payments	$2,350

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

Mandalay Digital’s wholly owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”) and Sirocco Mobile Ltd (“Sirocco”) are parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco were engaged to complete certain services and deliver products to Twistbox for mobile distribution. On or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angelest seeking relief for breach of written contract. On or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012.

Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) are parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution. On or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. Waat intends to vigorously defend against this action.

The Company is subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any in the aggregate of other claims will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

18.	Subsequent Events

Management evaluated subsequent events after the balance sheet date of September 30, 2012 through the date these unaudited financial statements were issued and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“Digital Turbine”) and Twistbox Entertainment, Inc. (“Twistbox”) and MDG Logia Holdings Ltd (“MDG”).

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

SUMMARY OF LOGIA ACQUISITION

On August 14, 2012, the Company entered into a Share Purchase Agreement to acquire subsidiaries and assets of Logia Group, Ltd. (“Logia”), a leading mobile content development and management solutions provider of innovative mobile monetization solutions. The Logia acquisition was completed on September 13, 2012. As a part of the transaction, the Company, through an Israeli acquisition company that it formed named “MDG Logia Holdings LTD” (“Logia Holdings”) acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary of Logia, and is now an operating subsidiary of Logia Holdings. In addition, the Company acquired, by assignment to Logia Holdings, the assets comprising the “LogiaDeck” software and certain operator and other contracts related to the business being sold by Logia, from S.M.B.P. IGLOO Ltd., an affiliate of Logia.

The Company purchased the stock and assets sold by Logia and its affiliate with cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, comprised of (1) $3,750,000 in cash at closing (subject to working capital adjustments) and Company common stock having a value of $750,000 (based on a 30 day volume weighted average price (VWAP) look back from the issuance date) (the “Closing Shares”), or 937,500 shares of common stock and (2) Two tranches, each comprised of a cash payment of $250,000 and a number of shares of Company common stock valued at $250,000 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), which will be paid and issued, as applicable, to Logia upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500,000 and $500,000 of cash if all milestones are achieved. All of the stock of the Company issued is subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement. See Exhibits 10.1 and 10.2 of this quarterly report on Form 10-Q for copies of the Purchase Agreement and the Registration Rights Agreement.

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

In December 2011, the Company purchased the assets of Digital Turbine. With the acquisition and integration of the assets of Digital Turbine, the Company will be able to provide an end-to-end, modular platform to the Company’s existing carrier customers. The combined DT offering allows new and existing customers to choose from a fully outsourced, smart mobile ecosystem to more efficient, modular components that can be integrated with different operating systems to provide to the end user a more unified experience of mobile content across search, discovery, billing, and delivery. Innovative aspects of the Digital Turbine platform include the ability for carriers and OEMs to analyze the data presented to their end-users while giving them a more efficient way of finding and purchasing content.

In September 2012, the Company completed the Logia transaction. Logia is a mobile content development and management solutions provider of innovative mobile monetization solutions. It provides solutions for top-tier mobile operators and content providers, including device application management solutions, white label app and media stores, in-app payment solutions, app-based value added services, and mobile social music and TV offerings. Logia operates in more than 20 countries, and provides services to more than 50 leading mobile carriers. It has relationships with over 500 app developers and content vendors and well as pre-existing agreements with unique mobile platforms and service providers. Our strategy is to combine Logia mobile solutions, carrier relationships and global distribution capabilities with the Digital Turbine user experience to provide a ‘best-in-class,’ end-to-end solution for the Company’s carrier partners to fully monetize their mobile content catalogs as well as third-party offerings.

RESULTS OF OPERATIONS

	3 Months Ended September 30, 2012	3 Months Ended September 30, 2011	6 Months Ended September 30, 2012	6 Months Ended September 30, 2011	% of Change
		(in thousands)

Revenues	$912	$1,938	$2,203	$3,831	-42%
Cost of revenues	376	717	1,048	1,266	17%

Gross profit	536	1,221	1,155	2,565	55%
SG&A	3,771	1,906	6,640	3,721	79%

Operating loss	(3,235)	(685)	(5,485)	(1,156)	377%
Interest expense, net	(494)	(377)	(954)	(745)	25%
Foreign exchange transaction gain / (loss)	(26)	(31)	(33)	17	-293%
Change in fair value of accrued derivative liabilities gain / (loss)	—	(84)	(22)	(27)	-20%
Gain / (loss) on settlement of debt	—	246	—	240	-100%

Loss before income taxes	(3,755)	(931)	(6,494)	(1,671)	289%
Income tax provision	(20)	—	(34)	(31)	10%

Net (loss) income	$(3,775)	$(931)	$(6,528)	$(1,702)	284%

Basic and Diluted net income / (loss) per common share:	(0.04)	(0.02)	(0.08)	(0.04)	100%

Basic and Diluted weighted average shares outstanding	87,235	41,771	85,877	41,725	106%

Comparison of the Three and Six Months Ended September 30, 2012 and 2011

Revenues

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Revenues by type:

Services	$460	$234	97%	$710	$468	52%
Content - Games	49	143	-66%	100	315	-68%
Content - Other	18	1,178	-98%	467	2,370	-80%
Advertising	385	383	0%	926	678	37%

Total	$912	$1,938	-53%	$2,203	$3,831	-42%

Games revenue - the decline in revenue largely reflects a strategic decision to curtail investment in development of new games for carrier sales, along with the loss of on-deck placement with US carriers. In addition, we have wound down our development work on behalf of third parties. This was partly offset by higher platform and services fees, both due to higher revenues in our German operations and the addition of Logia revenues. Games revenue includes both licensed and internally developed games for use on mobile phones.

The revenue decline for Other Content is the result of multiple factors. Revenues were also affected by the increase in the use of smart phones over feature phones, which hinder the carriers’ ability to monetize content revenues effectively. Revenues have also been impacted by internal changes at the carrier level, although this is expected to level off due to the acquisition of Logia. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Cost of revenues:

License fees	$299	$660	-55%	$913	$1,151	-21%
Other direct cost of revenues	77	58	33%	135	115	17%

Total cost of revenues	$376	$718	-48%	$1,048	$1,266	-17%

Revenues	$912	$1,938	-53%	$2,203	$3,831	-42%

Gross margin	58.8%	63.0%		52.4%	67.0%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and have therefore decreased relative to the decrease in revenue. We discontinued revenues during the quarter in the area of traffic and advertising costs that affected our sales mix, as well as our gross margin. Other direct cost of revenues has increased by $19 due to the amortization of intangible assets from the Logia acquisition.

Operating Expenses

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Product development expenses	$365	$484	-25%	$731	$1,149	-36%

Sales and marketing expenses	215	222	-3%	318	456	-30%

General and administrative expenses	3,191	1,200	166%	5,591	2,116	164%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of the development business as well as the consolidation of the device operating systems within the marketplace, our Twistbox headcount has been reduced over prior periods. However we anticipate growth in production development expenses in Digital Turbine due to the revenue growth anticipated.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including our headcount were reduced over the past year, but is anticipated to increase as Digital Turbine enters the market and with the addition of Logia. The decrease year-over-year is the result of cost savings made by headcount reductions, as well as reduced travel and entertainment expenses in the Twistbox business.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies which include professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. The increase period to period is mostly due to an increase in stock compensation to management, as well as hiring additional management and consulting personnel and the addition of Logia.

Other Income and Expenses

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Interest and other (expense)	$(494)	$(377)	31%	$(954)	$(745)	28%

Foreign exchange transaction gain / (loss)	$(26)	$(31)	-15%	$(33)	$17	-293%

Change in fair value of accrued derivative liabilities gain / (loss)	$—	$(84)	-100%	$(22)	$(27)	-20%

Gain / (loss) on settlement of debt	$—	$247	-100%	$—	$240	-100%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note and the Taja Note, changes in the fair market value of derivatives, and foreign exchange transaction gains.

Financial Condition

Assets

Our current assets totaled $5.5 million and $10.1 million at September 30, 2012 and March 31, 2012, respectively. Total assets were $15.6 million and $14.8 million at September 30, 2012 and March 31, 2012, respectively. The decrease in current assets is primarily due to cash paid for the acquisition of Logia, offset by the increase in accounts receivable and prepaid expenses, also due to the acquisition of Logia. Total assets increased due to the assets acquired through the Logia acquisition.

Liabilities and Working Capital

At September 30, 2012, our total liabilities were $11.7 million, compared to $9.1 million at March 31, 2012. The change in liabilities was mainly due to the amortization of debt discount, the exercise of warrants that were derivative liabilities, offset by an increase in accounts payable, mainly due to the acquisition of Logia. The Company had negative working capital of $3.9 million at September 30, 2012, which is less than the positive working capital of $4.1 million at March 31, 2012 mainly due to the movement of the Senior Secured Notes from long term debt to short term debt, as well as a decrease in cash.

Liquidity and Capital Resources

	Six Months Ended September 30,		% of
	2012	2011	Change
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$(8)	$(4)	97%
Cash flows used in operating activities	3,294	317	939%
Cash flows used in investing activities	3,365	4	84017%
Cash acquired with acquisition of subsidiary	(59)	—	0%
Issuance of shares for cash	1,000	—	0%
Gain on exchange rate changes on cash and cash equivalents	(3)	48	-106%

The Company has incurred losses and negative annual cash flows since inception, and although the operating loss increased from $1.7 million in the six months ended September 30, 2011 to $6.5 million for the six months ended September 30, 2012, a significant portion of the loss is represented by non-cash charges to stock compensation.

The consolidated financial statements included in this Quarterly Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. Subsequently, the Company raised an additional $1 million in the first quarter of fiscal year 2013. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all, and lenders may be unwilling to lend on reasonable terms. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

Operating Activities

In the period ended September 30, 2012, we used $5.7 million of net cash. Net cash used represents a decrease in accrued compensation and accrued license fees of $0.4 million, offset by increases in accounts payable and other liabilities of $0.4 million, and increases in accounts receivable and prepaid expense of $0.4 million. These changes flow from the loss for the period, but exclude depreciation and amortization of $0.2 million, as well as interest and debt discount costs of $0.9 million, and $2.4 million for stock issued for services. In the period ended September 30, 2011, we used $0.2 million of net cash, including an decrease in accounts payable, accrued compensation and other liabilities of $0.4 million, and an increase in accounts receivable of $0.7 million, offset by the increase in accrued license fees of $0.2 million, flowing from the loss, offset by non-cash stock based compensation and depreciation and amortization that total $0.9 million.

As of September 30, 2012, the Company had approximately $3.1 million of cash.

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

Stock Sales and Liquidity

In July 2012, the Company issued 25,157 shares of common stock of the Company to a service provider. The shares are restricted for one year.

In September 2012, the Company issued 937,500 shares of common stock of the Company in connection with an acquisition. The shares are restricted for one year.

In September 2012, the Company issued 1,500,000 shares of common stock of the Company in connection with an employment agreement. The shares vest monthly over three years.

Warrants

In May 2012, the Company issued 365,010 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in March 2011 to purchase 500,000 of common stock of the Company.

Options

In September 2012, the Company issued 2,000,000 shares of common stock of the Company in connection with an employment agreement.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Twistbox and Logia. Assets from the Digital Turbine acquisition have yet to generate revenues due to the development cycle of the Digital Turbine products. The Company expects to begin earning revenue from the Digital Turbine assets by the end of fiscal year ending March 31, 2013. Twistbox and Logia have historically generated and expects to continue to generate the vast majority of its revenues from mobile phone carriers that market, distribute and/or bill for its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Twistbox and Logia’s content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Twistbox and Logia a contractual percentage of their collected fee for each transaction. Twistbox and Logia recognize as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. To date, Twistbox’s international revenues have been much more significant than its domestic revenues, while Logia’s revenues are completely international.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe Twistbox has created the requisite development, distribution and billing technology and have achieved the scale to operate at a level that provides them with competitive advantages. We also believe that leveraging existing carrier and publisher relationships for both Twistbox and Logia will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel and acquisition costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Acquisition costs include the costs of acquiring Logia as described above, which will be mainly recognized in this quarter. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect expenses relating to personnel to decrease.

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

Cost of Revenues

Twistbox’s cost of revenues historically consists, and we expect our cost of revenues going forward with Logia to consist primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses - amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our content based on licensed intellectual property requires us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed content, which is based on our own intellectual property, require no royalty payments to licensors. For our content business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues among games, applications, and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and applications and developed games and applications available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game or application during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games and applications. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or content with higher royalty rates, our gross margin would decline. For other content, as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3 rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of September 30, 2012 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of September 30, 2012:

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of September 30, 2012 described above, as follows:

1.	Hiring additional accounting personnel with adequate experience, skills and knowledge to assist in the closing of our financial statements and further segregate duties of financial personnel;

2.	Documenting, to standards established by senior accounting personnel and the principal financial officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

3.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Mandalay Digital’s wholly owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”) and Sirocco Mobile Ltd (“Sirocco”) are parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco were engaged to complete certain services and deliver products to Twistbox for mobile distribution. On or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. Twistbox intends to vigorously defend against this action. On or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012.

Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) are parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution. On or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. Waat intends to vigorously defend against this action.

Except as set forth above, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

Other than with respect to the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The Company is expanding and developing internationally, and our increasing foreign operations and exposure to fluctuations in foreign currency exchange rates may increase.

With the acquisition of Logia, we have expanded, and we expect that we will continue to expand, our international operations. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;

•	social, political or economic instability or recessions;

•	diminished protection of intellectual property in some countries outside of the United States;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•

the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	differing labor regulations and business practices;

•	higher operating costs due to local laws or regulations;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in enforcing agreements; and

•	potentially negative consequences from changes in or interpretations of tax laws, post-acquisition.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.

As we pursue and complete strategic acquisitions, divestitures or joint ventures, including our acquisition of Logia, we may not be able to successfully integrate acquired businesses.

We recently completed the acquisition of Logia, and we continue to evaluate potential acquisitions, divestitures, or joint ventures with third parties. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel of the companies involved in the transactions;

•	operating losses and expenses of the businesses we acquire or in which we invest;

•	the potential impairment of tangible assets, intangible assets and goodwill acquired in the acquisitions;

•	the difficulty of incorporating an acquired business into our business and unanticipated expenses related to such integration;

•	potential operational deficiencies in the acquired business and personnel inexperienced in preparing and delivering disclosure information required for a U.S. public company; and

•	potential unknown liabilities associated with a business we acquire or in which we invest.

In the event of any future acquisitions, we might need to issue additional equity securities, spend our cash, incur debt, or take on contingent liabilities, any of which could reduce our profitability and harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. *

10.2	Registration Rights and Lock Up Agreement, dated September 13, 2012, among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. *

10.3	Employment Agreement, dated as of September 14, 2012, by and between Mandalay Digital Group, Inc. and Dan L. Halvorson (1)

10.4	Employment Agreement, dated as of September 16, 2012, by and between Mandalay Digital Group, Inc. and William Stone (1)

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Dan L. Halvorson, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Dan L. Halvorson, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: November 19, 2012	By:	/s/ Dan L. Halvorson
Dan L. Halvorson Executive Vice President and Chief Financial Officer