Form 10-Q
period 2012-12-31
Mandalay Digital Group, Inc.
filed 2013-02-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 8, 2013, the Company had 92,160,173 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$1,641	$8,799
Accounts receivable, net of allowances of $108 and $108, respectively	2,079	1,190
Deposits	607	—
Prepaid expenses and other current assets	258	120

Total current assets	4,585	10,109

Property and equipment, net	201	230
Intangible assets, net	4,976	817
Goodwill	4,537	3,640

TOTAL ASSETS	$14,299	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,795	$3,051
Accrued license fees	1,000	1,155
Accrued compensation	507	582
Current portion of long term debt, net of discounts of $393 and $0, respectively	2,826	75
Warrant derivative liabilities	—	452
Other current liabilities	651	705

Total current liabilities	8,779	6,020

Long term debt and convertible debt, net of discounts of $684 and $2,147, respectively	1,750	3,077
Long term contingent liability, less discount of $198 and $0, respectively	802	—

Total liabilities	$11,331	$9,097

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 200,000 shares authorized, 100,000 issued and outstanding at December 31, 2012, and March 31, 2012 (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 91,206,041 issued and 87,433,042 outstanding at December 31, 2012; 83,506,945 issued and 79,733,946 outstanding at March 31, 2012;	7	7
Additional paid-in capital	141,265	133,300
Treasury Stock (3,772,999 shares at December 31, 2012 and March 31, 2012)	(71)	(71)
Accumulated other comprehensive loss	(148)	(194)
Accumulated deficit	(138,185)	(127,443)

Total stockholders’ equity	2,968	5,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,299	$14,796

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(In thousands, except per share amounts)

	3 Months Ended December 31, 2012	3 Months Ended December 31, 2011	9 Months Ended December 31, 2012	9 Months Ended December 31, 2011

Net revenues	$2,049	$1,957	$4,252	$5,788

Cost of revenues
License fees	190	733	957	1,885
Other direct cost of revenues	737	57	1,018	172

Total cost of revenues	927	790	1,975	2,057

Gross profit	1,122	1,167	2,277	3,731

Operating expenses
Product development	577	430	1,308	1,578
Sales and marketing	329	204	647	660
General and administrative	3,795	6,648	9,386	8,764

Total operating expenses	4,701	7,282	11,341	11,002

Loss from operations	(3,579)	(6,115)	(9,064)	(7,271)

Interest and other income / (expense)
Interest income/ (expense)	(536)	(1,693)	(1,490)	(2,438)
Foreign exchange transaction loss	(18)	(71)	(52)	(54)
Change in fair value of warrant derivative liabilities loss	—	(49)	(22)	(76)
Gain / (loss) on settlement of liability	(4)	1,082	(4)	1,323
Loss on change on valuation of long term contingent liability	(44)	—	(44)	—

Interest and other expense	(602)	(731)	(1,612)	(1,246)

Loss from operations before income taxes	(4,181)	(6,846)	(10,676)	(8,516)

Income tax provision	(33)	(32)	(66)	(64)

Net loss	$(4,214)	$(6,878)	$(10,742)	$(8,580)

Other comprehensive (loss) / income:
Foreign currency translation adjustment	$49	$46	$46	$93

Comprehensive (loss) / income	$(4,165)	$(6,832)	$(10,696)	$(8,487)

Basic and diluted net income / (loss) per common share	$(0.05)	$(0.16)	$(0.12)	$(0.21)

Weighted average common shares outstanding, basic and diluted	88,987	41,966	86,917	41,808

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit
Balance at March 31, 2012	83,506,945	$7	100,000	$100	3,772,999	$(71)	$133,300	$(194)	$(127,443)	$5,699

Net loss									(2,753)	(2,753)
Foreign currency translation								31		31
Issuance of restricted stock for services	733,333						929			929
Warrants exercised for services rendered	365,010						473			473
Issuance of common stock for cash	1,428,571						1,000			1,000

Balance at June 30, 2012	86,033,859	$7	100,000	$100	3,772,999	$(71)	$135,702	$(163)	$(130,196)	$5,379

Net loss									(3,775)	(3,775)
Foreign currency translation								(34)		(34)
Issuance of restricted stock for services	25,157						1,356			1,356
Vesting of options issued to employee							23			23
Vesting of shares issued to employee	1,500,000						66			66
Issuance of common stock related to acquisition	937,500						788			788

Balance at September 30, 2012	88,496,516	$7	100,000	$100	3,772,999	$(71)	$137,935	$(197)	$(133,971)	$3,803

Net loss									(4,214)	(4,214)
Foreign currency translation							49			49
Issuance of restricted stock for services	614,286						1,317			1,317
Warrants issued for service rendered							82			82
Vesting of options issued to employee							93			93
Issuance of Common Stock for Cash	1,428,571						1,000			1,000
Vesting of shares issued to employee							305			305
Issuance of common stock as deposit of pending acquisition	666,668						533			533

Balance at December 31, 2012	91,206,041	$7	100,000	$100	3,772,999	$(71)	$141,265	$(148)	$(138,185)	$2,968

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	9 Months Ended December 31 2012	9 Months Ended December 31 2011
Cash flows from operating activities
Net loss	$(10,742)	$(8,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	332
Amortization of debt discount	1,070	686
Interest accrued	335	488
Allowance for doubtful accounts	—	(29)
Fair value of financing costs related to conversion options	—	1,255
Stock-based compensation	167	—
Warrants issued for services	—	133
Stock and stock options issued for services	4,012	5,753
Settlement of debt with a supplier	—	(1,079)
Loss on fair value of contingent liability	44	—
Increase / (decrease) in fair value of derivative liabilities	21	74
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(322)	783
Prepaid expenses and other current assets	(34)	(80)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(435)	211
Accrued license fees	(155)	70
Accrued compensation	(75)	(215)
Other liabilities and other items	15	(289)

Net cash used in operating activities	(5,862)	(487)

Cash flows from investing activities

Purchase of property and equipment	—	(10)
Cash used in acquisition of subsidiary	(3,416)	—
Cash acquired with acquisition of subsidiary	59	—

Net cash used in investing activities	(3,357)	(10)

Cash flows from financing activities

Proceeds from new convertible debt	—	7,000
Payment of equipment leases	—	(11)
Issuance of shares for cash	2,000	—

Net cash provided by financing activities	2,000	6,989

Effect of exchange rate changes on cash and cash equivalents	61	69

Net change in cash and cash equivalents	(7,158)	6,561

Cash and cash equivalents, beginning of period	8,799	845

Cash and cash equivalents, end of period	$1,641	$7,406

Supplemental disclosure of cash flow information:

Taxes paid	$28	$64

Interest paid	$—	$1

Noncash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	$758	$—

Common stock of the Company issued for pending acquisition of an asset	$533	$—

Common stock of the Company issued for acquisition of subsidiary	$787	$—

Exercise of warrants to purchase common stock of the Company	$473	$—

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

Twistbox is a global publisher and distributor of branded entertainment content and services primarily focused on enabling the development, distribution and billing of content across mobile networks. Twistbox publishes and distributes its content in a number of countries. Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes mobile rights to global brands. Twistbox has built a proprietary mobile publishing platform that includes: tools that automate device management for the distribution and billing of images and video; a mobile games development and distribution platform that automates the porting of mobile games and applications to multiple handsets; and a content standards and ratings system globally adopted by major wireless carriers to assist with the responsible deployment of age-verified content. Twistbox has distribution and service agreements with some of the largest mobile operators in the world.

Twistbox is headquartered in the Los Angeles area and has offices in Europe that provide local support for both mobile operators and third party distribution in their respective regions.

On October 23, 2008, the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd (“Fierce”).

AMV marketed branded services through a unique Customer Relationship Management platform that drove revenue through mobile internet, print and TV advertising. AMV was headquartered in Marlow, outside of London in the United Kingdom.

On May 10, 2010, an administrator was appointed over AMV Holding Limited in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries were considered to be a discontinued operation. AMV and its subsidiaries were subsequently disposed.

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

On December 28, 2011, the Company issued 50,000 shares of the Company’s common stock as part of the consideration for in exchange for the assets of Digital Turbine Group, LLC, the developer of Digital Turbine (“DT”), a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, social media, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing desired content.

On July 27, 2012, the Company set up a wholly-owned Israeli acquisition/holding company, M.D.G. Logia Holdings LTD (“MDG”).

On August 15, 2012, the Company amended its charter with the state of Delaware to increase its total number of shares of common stock of the Company to 200,000,000 and preferred shares of the Company to 2,000,000.

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, by assignment to the acquisition entity, M.D.G. Logia Holdings Ltd (“MDG”), acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Logia companies that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, Mandalay Digital Group, Inc. purchased 23% of the outstanding shares of the Targets and MDG purchased 77% of such shares. On November 7, 2012, Mandalay Digital Group, Inc. contributed all of its shares of the Targets to MDG pursuant to a Contribution Agreement among Mandalay Digital Group, Inc., Digital Turbine Group, Inc. and MDG. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this quarterly report.

Logia is a mobile content development and management solutions provider of innovative mobile monetization solutions. It provides solutions for top-tier mobile operators and content providers, including device application management solutions, white label app and media stores, app-based value added services, and mobile social music and TV offerings.

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

On August 14, 2012, the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Logia”), a leading mobile content development and management solutions provider of innovative mobile monetization solutions. On September 13, 2012, the Company completed the transactions contemplated by the Purchase Agreement. As a part of the transaction, the Company, through an acquisition entity, acquired all of the capital stock of three operating subsidiaries of Logia (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (Mail Bit), (collectively, the “Targets”)). In addition, the Company, by assignment to an acquisition entity, acquired from LogiaDeck Ltd. (formerly S.M.B.P. IGLOO Ltd.) (an affiliate of the Seller, “LogiaDeck”) the assets comprising the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Targets that were entered into by Logia.

Our Company is a comprehensive mobile content and service provider, and its many technology platforms including Digital Turbine (DT) allow media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, while maintaining individual branding and personalized, one-to-one relationships with each end-user. The purpose of the Logia acquisition was an effort to not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the Ignite solution. The Ignite solution is a complete application management platform for Android devices.

The Company set up an Israeli acquisition/holding company, MDG to acquire the Targets and the LogiaDeck assets, which was capitalized through a combination of intercompany debt and the issuance of equity.

The purchase consideration for the transaction was comprised of cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, as follows:

(1)	At closing $3,750 in cash (subject to working capital adjustments) and a number of shares of Company common stock having a value of $750, based on a 30-day volume weighted average price (VWAP) look back from the issuance date or 937,500 shares (the “Closing Shares”) was paid and issued, as applicable, to Logia and LogiaDeck (fair value on the date of grant was $788);

(2)	Two tranches, each comprised of a cash payment of $250 and a number of shares of Company common stock valued at $250 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), will be paid and issued, as applicable, to Logia upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500 (valued as described) and $500 of cash if all milestones are achieved.

The Closing Shares and Earnout Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$59
Accounts receivable	567
Prepaid expenses and other assets	178
Customer relationships	3,454
Developed technology	818
Trade names / Trademarks	143
Non-compete agreements	54
Goodwill	1,037
Current liabilities	(1,314)
Long-term debt	(35)

Purchase price	$4,961

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

The initial accounting of the Logia acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q.

The amortization period for the intangible assets is as follows:

Remaining Useful Life

Customer relationships	10 years
Developed technology	10 years
Trade names / Trademarks	5 years
Non-compete agreements	4 years
Goodwill	Indefinite

The operating results of the Targets are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to December 31, 2012 are as follows:

Unaudited
Revenue	$1,780
Cost of goods sold	707

Gross profit	$1,073
Operating expenses	675

Income from operations	398
Non-operating expenses, net	178
Provision for income tax	33

Net income	$187

The pro forma financial information of the Company’s consolidated operations if the acquisition of the Targets had occurred as of April 1, 2011 is presented below.

	Unaudited
	Nine Months Ended December 31,
	2012	2011
Revenues	$7,167	$14,652
Cost of goods sold	3,742	10,537

Gross profit	3,425	4,115
Operating expenses	11,977	11,846

Loss from operations	(8,552)	(7,731)
Non-operating expense	(1,634)	(1,492)

Loss before provision for income taxes	(10,186)	(9,223)
Provision for income taxes	67	63

Net loss	$(10,253)	$(9,286)

Basic and diluted loss per share	$(0.12)	$(0.22)

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

The Company distributes products through mobile telecommunications service providers (“carriers”). The carrier markets the product, images or games to end users, but the Company may also participate in the marketing efforts with the carrier and is at times required to do so. License fees for perpetual and subscription licenses are usually billed upon download of the product, image or game by the end user. In the case of subscription licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while others provide for opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all transactions.

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

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Potentially dilutive shares	25,458	41,390	26,591	40,753

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

Deposits

As of December 31, 2012, the Company has deposits of $607. A deposit in the amount of $533 was made pursuant to an asset purchase agreement entered into by the Company on December 6, 2012, whereby the Company delivered stock as a nonrefundable deposit. If the asset purchase is completed, then the deposits will be credited against the purchase price; however, if the asset purchase is not completed, then the deposit will be expensed.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $143 and $1 in the three months ended periods ended December 31, 2012 and 2011, respectively and $143 and $7 in the nine months ended December 31, 2012 and 2011, respectively.

Restructuring

The Company accounts for costs associated with employee terminations and other exit activities in accordance with FASB ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits. For the nine months ended December 31, 2012 there were no restructuring costs.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of December 31, 2012 and March 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

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

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $46 in the nine month period ended December 31, 2012 and gain of $93 in the nine month period ended December 31, 2011 have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2012, two major customer represented approximately 35.2% and 16% of our gross accounts receivable outstanding, and 0% of gross accounts receivable outstanding as of March 31, 2012. These customers accounted for 47.8% and 14.4% of our gross revenues during the three month period ended December 31, 2012; and both of these customers accounted for 0% in the period ended December 31, 2011. One other major customer 11.9% and 43% of revenues for the nine month periods ended December 31, 2012 and December 31, 2011, respectively.

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

During the nine month period ended December 31, 2012, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill amounting to $2,969.

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

During the nine month period ended December 31, 2012, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319.

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

Recently Issued Accounting Pronouncements

In January 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.

Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013. The Company expects this guidance to have an impact on the disclosures related to comprehensive income.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

Warrant derivative liabilities
(in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2012	$—	$—	$—	$—

March 31, 2012	$452	$—	$452	$—

The warrant derivative liability was exercised in the period ending June 30, 2012, and is discussed further at Note 13.

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of September 30, 2012 was determined to be $758. At December 31, 2012, the contingent liability was re-measured to be $802. The Company recorded a loss on the fair value of the contingent liability of $44 in interest and other income / (expense) in the three months ended December 31, 2012.

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2012	$802	$—	$—	$802

March 31, 2012	$—	$—	$—	$—

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	December 31, 2012	March 31, 2012

Billed	$1,095	$709
Unbilled	1,092	589
Less: allowance for doubtful accounts	(108)	(108)

Net Accounts receivable	$2,079	$1,190

The Company had no significant write-offs or recoveries during the periods ended December 31, 2012 and December 31, 2011.

7.	Property and Equipment

	December 31, 2012	March 31, 2012

Equipment	$1,333	$1,310
Furniture & fixtures	506	484
Leasehold improvements	183	184

	2,022	1,978
Accumulated depreciation	(1,821)	(1,748)

Net Property and Equipment	$201	$230

Depreciation expense was $27 and $45 in the three months ended December 31, 2012 and 2011 and $83 and $160 in the nine months ended December 31, 2012 and 2011, respectively.

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

On September 10, 2012, the Company increased the Plan shares for issuance from 4,000,000 to 20,000,000.

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 17,750,000 remain available for issuance as of December 31, 2012. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

	Number of	Weighted Average
(in thousands)	Shares	Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	500	$0.84
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2012	500	$0.84

Granted	—	$—
Canceled	333	$0.84
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2012	167	$0.84

The following table summarizes options granted that are not under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

	Number of	Weighted Average
(in thousands)	Shares	Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	1,500	$0.84
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2012	1,500	$0.84

(in thousands)	Number of Shares	Weighted Average Exercise Price
Granted	—	$—
Canceled	1,500	$0.84
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2012	—	$—

There were no exercisable options outstanding at December 31, 2012.

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

The following table summarizes options granted under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan for the periods or as of the dates indicated:

Option Plans

	Number of	Weighted Average
(in thousands)	Shares	Exercise Price
Outstanding at March 31, 2012	4,798	$1.80

Granted	—	$—
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2012	4,798	$1.80

Exercisable at December 31, 2012	4,798	$1.80

The exercise price for options outstanding and options exercisable at December 31, 2012 was as follows:

Range of Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding and Exercisable December 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0 - $1.00	3.51	2,698	$0.47	$807,598
$2.00 - $3.00	5.47	1,300	$2.75	$—
$4.00 - $5.00	5.12	800	$4.75	$—

	4.31	4,798	$1.80	$807,598

Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain nonvested options as of December 31, 2012 and March 31, 2012.

As of December 31, 2012, under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011

Product development	$—	$69
Sales and marketing	—	—
General and administrative	630	—

	$630	$69

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2012	$3,640

Goodwill impairment	—

Balance at June 30, 2012	$3,640

Acquisition unaudited	897

Balance at September 30, 2012	$4,537

Goodwill impairment	—

Balance at December 31, 2012	$4,537

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended December 31, 2012. The Company recorded an impairment charge of $2,969 for the year ended March 31, 2012.

10.	Intangible Assets

The components of intangible assets as at December 31, 2012 and March 31, 2012 were as follows:

	Unaudited
	As of December 31, 2012
	Cost	Accumulated Amortization	Net

Software	$2,429	$(1,147)	$1,282
Trade name / Trademark	297	(8)	$289
Customer list	4,675	(1,321)	$3,354
License agreements	498	(447)	$51

	$7,899	$(2,923)	$4,976

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended December 31, 2012. However, the Company recorded an increase in intangible assets for the acquisition of the Logia companies and LogiaDeck (Ignite) of $4,489. The Company recorded an impairment charge of $2,319 for the year ended March 31, 2012.

	As of March 31, 2012
	Cost	Accumulated Amortization	Net

Software	$1,611	$(948)	$663
Trade name / Trademark	154	—	$154
Customer list	1,220	(1,220)	$(0)
License agreements	443	(443)	$(0)

	$3,428	$(2,611)	$817

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the nine month period ended December 31, 2012 and 2011, the Company recorded amortization expense in the amount of $311 and $173, respectively, in cost of revenues.

Based on the amortizable intangible assets as of December 31, 2012, we estimate future amortization expense to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)

2013	$701
2014	701
2015	493
2016	466
2017	442
Future	2,021

$4,824

The initial accounting of the Intangibles of Logia is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

11.	Debt

	December 31, 2012	March 31, 2012

Short Term Debt

Equipment Leases	20	2
Senior secured convertible note, including PIK interest, net of discount of $393 and $0, respectively	$2,509	$—
Senior secured note, short term accrued interest	297	73

	$2,826	$75

	December 31, 2012	March 31, 2012

Long Term Debt

Senior secured convertible note, including PIK interest, net of discount, of $0 and $1,020, respectively	—	1,881
Convertible note, including accrued interest, net of discount, of $684 and $1,127, respectively	529	60
Secured note, including PIK interest and accrued interest	1,221	1,136

	$1,750	$3,077

	December 31, 2012	March 31, 2012

Contingent Liabilities

Contingent liability, net of discount of $198 and $0, respectively	$802	$—

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

On March 19, 2012, the Company issued 2,600 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. Through the nine month period ended December 31, 2012, the Company recorded interest expense of $443 related to the amortization of the debt discount. The remaining discount of $684 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of December 31, 2012, the outstanding principal and accrued interest of $1,213 is convertible into approximately 1,733,376 shares of common stock at a conversion price of $0.70. At December 31, 2012, the if-converted value exceeds the principal and accrued interest by approximately $86.

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions: expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the nine months ended December 31, 2012, the Company amortized $627 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations. The remaining discount of $393 will be amortized over the period ending June 21, 2013.

As per the Senior Secured Convertible Note, interest accrued through and including December 31, 2011 may be added to the principal.

As of December 31, 2012, the outstanding principal and accrued interest of $2,902 is convertible into approximately 19,344,792 shares of common stock at a conversion price of $0.15. At December 31, 2012, the if-converted value exceeds the principal and accrued interest by approximately $11,607. Interest accrued through December 31, 2012 that is not convertible, and may not be added to the principal is $297. “On December 1, 2012 the Senior Secured Convertible Note debt holders extended the due date of the interest payment until December 27, 2012.” On February 8, 2013 the Senior Secured Convertible Note debt holders extended the due date of the payment of such interest until February 15, 2013.

Contingent Liabilities

In addition to the Closing Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Sellers”), the Sellers are entitled to receive certain contingent purchase consideration upon achieving certain milestones. Should all milestones be achieved, the total consideration would be $1,000 payable in cash and shares of stock of the Company. The Company has recorded the fair value of the contingent liability in Long Term Debt, net of a discount of $198.

12.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the nine month periods ended December 31, 2012 and December 31, 2011, the Company incurred management fees under the agreement of $0 and $180, respectively. At December 31, 2012 and March 31, 2012, the accrued payable to Trinad Management was $0 and $135, respectively.

On December 28, 2011, we entered into an executive chairman agreement with Robert Ellin that provides for a one-year term and an annual fee of $450, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin is entitled to be paid an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors.

Mr. Ellin is also reimbursed for the annual fee of a personal assistant of up to $80 during the term of this executive chairman agreement.

Mr. Ellin also received three grants totaling 8,000,000 shares of our restricted common stock that vest as follows:

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

During the nine month period ended December 31, 2012, we did not grant Mr. Ellin any additional stock options or warrants.

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

Common Stock

In December 2012, the Company sold 1,428,571 shares of common stock of the Company to an investor for $0.70 per share. In connection with this sale of common stock, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 per share with a term of 5 years. The fair value of the warrants on the date of issuance were determined to be $251.

In December 2012, the Company issued 150,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $113, of which $113 was recorded through the period ended December 31, 2012.

In December 2012, the Company issued 464,286 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $348, of which $348 was recorded through the period ended December 31, 2012. In connection with this issuance of common stock, the Company issued warrants to purchase 116,071 shares of common stock of the Company at an exercise price of $0.70 per share with a term of 5 years. The fair value of the warrants on the date of issuance were determined to be $82.

In December 2012, the Company issued 666,668 shares of common stock of the Company as a non-refundable deposit for a pending acquisition. The shares were valued at the closing market price on that date of $0.80 per share. The overall value was determined to be $533 and was recorded to deposits as of December 31, 2012.

Derivative liabilities

As of March 31, 2012, the Company determined that certain warrants were considered derivatives because they did not meet the scope exception in ASC 815-10-15-74. In May 2012, the warrants were exercised. Prior to exercise the Company recorded a loss on the fair value of the warrant of $21. The fair market value of the shares at the time of exercise was $473. The holder forfeited 134,990 shares as a part of a cashless exercise, and the Company issued 365,010 shares of common stock of the Company to the holder. The fair value of these warrants was $0 and $452 at December 31, 2012 and March 31, 2012, respectively.

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

Restricted Stock Agreements

During the period December 1, 2011 through December 31, 2012, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA recipients are granted voting rights while other RSA recipients are not granted voting rights.

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

The Company has expensed $4,515 through the period ended December 31, 2012 related to the 15,850 RSAs issued on December 28, 2011 and will expense the remaining $1,270 over the periods ended December 28, 2013.

Performance Condition RSAs

On January 3, 2012, the Company issued 2,375 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 1,025 restricted shares vested immediately and the remaining 1,350 unvested shares had to meet certain performance criteria. In September 2012, 425 shares vested in connection with a significant acquisition by the Company. In December 2012, 250 shares vested in connection with the termination of employment of an employee. The remaining 675 which has either not been defined by the Board of Directors or the Company has determined that the probability of meeting the performance criteria is 0%.

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

All restricted shares, vested and unvested, have been included in the outstanding shares as of December 31, 2012.

For accounting purposes, the Company determined the grant date fair value to be $0.65 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $1,229, related to the 2,375 RSAs issued on January 3, 2012. No further expense will be taken until the Board of Directors details the performance criteria, or already defined performance criteria has been met.

Time Condition RSAs

On various dates during the periods ended December 31, 2012 and March 31, 2012, the Company issued 2,083 and 7,100 restricted shares with vesting criteria based on time conditions, respectively. As of December 31, 2012, 7,079 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

The following table summarizes the RSA activity:

		Weighted Average
(in thousands, except grant date fair value)	Number of Shares	Grant Date Fair Value
Unvested at March 31, 2011	—	$

Unvested at March 31, 2012	15,367	$0.360

Granted	583	1.000
Canceled	—	—
Vested	(38)	0.900

Unvested at June 30, 2012	15,912	$0.387

Granted	1,500	0.800
Canceled	—	—
Vested	(696)	0.782

Unvested at September 30, 2012	16,716	$0.411

Granted	0	0.800
Canceled	—	—
Vested	(3,413)	0.641

Unvested at December 31, 2012	13,303	$0.352

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2012.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of December 31, 2012 and March 31, 2012. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended December 31, 2012 and 2011.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended December 31, 2012 and 2011, and net property and equipment for the periods ended December 31, 2012 and March 31, 2012:

	North America	Europe	Other Regions	Consolidated

Nine Months ended December 31, 2012
Net sales to unaffiliated customers	41	2,630	1,581	$4,252

Nine Months ended December 31, 2011
Net sales to unaffiliated customers	138	4,087	1,562	$5,788

Property and equipment, net at December 31, 2012	134	17	50	$201

Property and equipment, net at March 31, 2012	177	52	1	$230

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2013. The future minimum payments under initial terms of leases at December 31, 2012 is $64.

This amount does not reflect future fluctuations for real estate taxes and building operating expenses. Rental expense amounted to $155 and $133, respectively, for the nine months ended December 31, 2012 and 2011.

Other Obligations

As of December 31, 2012, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms of one year or greater at December 31, 2012. Future payments for these obligations as of December 31, 2012 are as follows:

Year Ending December 31,

2013	$350
2014	350
2015	204

Total payments	$904

Litigation

On May 4, 2012, the Company received notice of a judgment in the amount of £23 pertaining to a dispute with a previous employee. The Company has recorded the full amount in Accrued Compensation on the consolidated balance sheet.

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

Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) are parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution. On or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. However on January 23, 2013, the parties were able to agree to a settlement in the amount of 240,569 shares of the Company’s common stock.

The Company is subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any in the aggregate of other claims will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

18.	Subsequent Events

On February 8, interest payable to the Senior Secured Note on December 27, 2012 was extended through February 15, 2012.

The Employment Agreement, dated December 28, 2011, with the Company’s Chief Executive Officer Peter Adderton, and the Executive Chairman Agreement, dated December 28, 2011, with Mr. Robert Ellin, each provided for a one year term and therefore expired naturally on December 28, 2012 in accordance with their respective terms. Mr. Adderton and Mr. Ellin continue to serve the Company in the same offices and capacities, and for the same cash compensation and benefits as they were receiving under their respective agreements.

On January 28, 2013 and February 4, 2013, the Company entered into two Equity Financing Binding Term Sheets, dated as of January 20, 2013 and January 25, 2013, respectively (the “Equity Agreements”), with accredited investors, pursuant to which the Company agreed to issue an aggregate of 785,714 shares of its common stock and warrants to purchase 196,429 shares of its common stock (subject to adjustment), for an aggregate purchase price of $550,000. The warrants have an exercise price of $0.70 per share (subject to adjustment) and a five year term. The closing of the transactions contemplated by the Equity Agreement occurred on January 28, 2013 and February 4, 2013, respectively.

Management evaluated subsequent events after the balance sheet date of December 31, 2012 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Prior to February 12, 2008, the Company was a public shell company with no operations, was controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

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

SUMMARY OF LOGIA ACQUISITION

On August 14, 2012, the Company entered into a Share Purchase Agreement to acquire subsidiaries and assets of Logia Group, Ltd. (“Seller”), Logia is a leading mobile content development and management solutions provider of innovative mobile solutions to top-tier mobile operators and content providers. The Logia acquisition was completed on September 13, 2012. As a part of the transaction, the Company, through an Israeli acquisition company that it formed named “MDG Logia Holdings LTD” (“Logia Holdings”) acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary of Seller, and is now an operating subsidiary of Logia Holdings. In addition, the Company acquired, by assignment to Logia Holdings, the assets comprising the “LogiaDeck” software, which has been rebranded “Ignite”, and certain operator and other contracts related to the business being sold by Seller, from S.M.B.P. IGLOO Ltd., an affiliate of Seller.

The Company purchased the stock and assets sold by Seller and its affiliate with cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, comprised of (1) $3,750,000 in cash at closing (subject to working capital adjustments) and Company common stock having a value of $750,000, based on a 30 day volume weighted average price (VWAP) look back from the issuance date (the “Closing Shares”), or 937,500 shares of common stock, with a fair value of $788 on the date of grant, and (2) two tranches, each comprised of a cash payment of $250,000 and a number of shares of Company common stock valued at $250,000 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), which will be paid and issued, as applicable, to Seller upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500,000 and $500,000 of cash if all milestones are achieved. All of the stock of the Company issued is subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement. See Exhibits 10.1 and 10.2 of this quarterly report on Form 10-Q for copies of the Purchase Agreement and the Registration Rights Agreement. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this quarterly report.

The initial accounting of the Logia acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q.

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

In September 2012, the Company completed the Logia transaction. Logia is a mobile content development and management solutions provider of innovative mobile solutions to top-tier operators and content providers. It provides solutions for top-tier mobile operators and content providers, including device application management solutions, white label app and media stores, in-app payment solutions, app-based value added services, and mobile social music and TV offerings. Logia operates in more than 20 countries, and provides services to more than 50 leading mobile carriers. It has relationships with over 500 app developers and content vendors and well as agreements with unique mobile platforms and service providers. Our strategy is to combine Logia mobile solutions, carrier relationships and global distribution capabilities with the Digital Turbine user experience to provide a ‘best-in-class’, end-to-end solution for the Company’s carrier partners to fully monetize their mobile content catalogs as well as third-party offerings.

RESULTS OF OPERATIONS

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	% of Change
	(in thousands)
Revenues	$2,049	$1,957	5%	$4,252	$5,788	-27%
Cost of revenues	927	790	17%	1,975	2,057	-4%

Gross profit	1,122	1,167	-4%	2,277	3,731	-39%
SG&A	4,701	7,282	-35%	11,341	11,002	3%

Operating loss	(3,579)	(6,115)	-41%	(9,064)	(7,271)	25%
Interest expense, net	(536)	(1,693)	-68%	(1,490)	(2,438)	-39%
Foreign exchange transaction loss	(18)	(71)	-75%	(52)	(54)	-4%
Loss on change in fair value of accrued derivative liabilities	—	(49)	-100%	(22)	(76)	-72%
Gain / (loss) on settlement of liability	(4)	1,082	-100%	(4)	1,323	-100%
Loss on change on valuation of long term contingent liability	(44)	—	100%	(44)	—	100%

Loss before income taxes	(4,181)	(6,846)	-39%	(10,676)	(8,516)	25%
Income tax provision	(33)	(32)	3%	(66)	(64)	3%

Net loss	$(4,214)	$(6,878)	-39%	$(10,742)	$(8,580)	25%

Basic and Diluted net income / (loss) per common share:	(0.05)	(0.16)	-71%	(0.12)	(0.21)	-40%
Basic and Diluted weighted average shares outstanding	88,987	41,966	112%	86,917	41,808	108%

Comparison of the Three and Nine Months Ended December 31, 2012 and 2011

Revenues

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)
Revenues by type:
Services	$1,193	$461	159%	$1,902	$930	105%
Content—Games	46	76	-40%	147	391	-63%
Content—Other	808	904	-10%	1,275	3,273	-61%
Advertising	2	516	-100%	928	1,194	-22%

Total	$2,049	$1,957	5%	$4,252	$5,788	-27%

Games revenue—the decline in revenue largely reflects a strategic decision to curtail investment in development of new games for carrier sales, along with the loss of on-deck placement with US carriers. In addition, we are no longer selling mobile advertising. This was offset by higher platform and services fees due the addition of Logia revenues. Games revenue includes both licensed and internally developed games for use on mobile phones.

The revenue decline for Other Content is the result of multiple factors. Revenues were also affected by the increase in the use of smart phones over feature phones, which hinder the carriers’ ability to monetize content revenues effectively. Revenues have also been impacted by outsourcing at the carrier level. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues

	Three Months Ended December 31,		% of Change	Nine Months Ended December 31,		% of Change
	2012	2011		2012	2011
	(In thousands)			(In thousands)
Cost of revenues:
License fees	$190	$733	-74%	$957	$1,885	-49%
Other direct cost of revenues	737	57	1193%	1,018	172	492%

Total cost of revenues	$927	$790	17%	$1,975	$2,057	-4%

Revenues	$2,049	$1,957	5%	$4,252	$5,788	-27%

Gross margin	54.7%	59.6%		53.5%	64.5%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues has increased due to the amortization of intangible assets from the Logia acquisition, and because Logia revenues are service-based, rather than content based, and contains costs to support and maintain services income.

Operating Expenses

	Three Months Ended December 31,		% of Change	Nine Months Ended December 31,		% of Change
	2012	2011		2012	2011
	(In thousands)			(In thousands)
Product development expenses	$577	$430	34%	$1,308	$1,578	-17%
Sales and marketing expenses	329	204	61%	647	660	-2%
General and administrative expenses	3,795	6,648	-43%	9,386	8,764	7%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of our development business as well as the consolidation of the device operating systems within the marketplace, headcount had been reduced over prior periods. However we anticipate growth in production development expenses in Digital Turbine and Logia due to projected revenue growth.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including our headcount were reduced over the past year, but has increased as we prepare Digital Turbine to enter the market and with the addition of the Logia business.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, and other costs such as stock based compensation, rent, and depreciation expense. The increase period-to-period is mostly due to an increase in stock based compensation expense to management, as well as hiring additional management and consulting personnel, and the addition of the Logia business.

Other Income and Expenses

	Three Months Ended December 31,		% of Change	Nine Months Ended December 31,		% of Change
	2012	2011		2012	2011
	(In thousands)			(In thousands)
Interest and other (expense)	$(536)	$(1,693)	-68%	$(1,490)	$(2,438)	-39%
Foreign exchange transaction gain / (loss)	$(18)	$(71)	-75%	$(52)	$(54)	-4%
Change in fair value of warrant derivative liabilities gain / (loss)	$—	$(49)	-100%	$(22)	$(76)	-72%
Gain / (loss) on settlement of debt	$(4)	$1,082	-100%	$(4)	$1,323	-100%
Gain / (loss) on change in valuation of contingent liability	$43	$—	100%	$43	$—	100%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note and the Taja Note, changes in the fair market value of derivatives, and foreign exchange transaction gains.

Financial Condition

Assets

Our current assets totaled $4.6 million and $10.1 million at December 31, 2012 and March 31, 2012, respectively. Total assets were $14.4 million and $14.8 million at December 31, 2012 and March 31, 2012, respectively. The decrease in current assets is primarily due to cash paid for the acquisition of Logia, offset by the increase in accounts receivable and prepaid expenses, an increase in deposits due to the issuance of shares of the Company as a non-refundable deposit for a potential acquisition, and goodwill and intangible assets based on the valuation of Logia.

Liabilities and Working Capital

At December 31, 2012, our total liabilities were $11.3 million, compared to $9.1 million at March 31, 2012. The change in liabilities was mainly due to the amortization of debt discount, the exercise of warrants that were derivative liabilities, offset by an increase in accounts payable, mainly due to the acquisition of Logia. The Company had negative working capital of $4.2 million at December 31, 2012, as compared to positive working capital of $4.1 million at March 31, 2012, which is a net change of $8.4 million. This is due mainly to the movement of the Senior Secured Notes from long term debt to short term debt, representing $2.8 million at December 31, 2012, as well as the purchase of Logia, which has used $4.7 million for purchase price and capital infusion. The Company expects a return on the Logia investment over the course of the next fiscal year.

Liquidity and Capital Resources

	Nine Months Ended December 31,		% of Change
	2012	2011
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$—	$10	100%
Cash flows used in operating activities	5,862	487	1104%
Cash flows used in investing activities	3,416	10	34060%
Cash acquired with acquisition of subsidiary	(59)	—	0%
Issuance of shares for cash	2,000	6,989	-71%
Gain on exchange rate changes on cash and cash equivalents	61	69	-11%

The Company has incurred losses and negative annual cash flows since inception. The operating loss increased from $7.3 million in the nine months ended December 31, 2011 to $9 million for the nine months ended December 31, 2012, or by $1.8 million. While in the current period stock compensation expense was $1 million lower as compared to the same period ending December 31, 2011, acquisition costs related to the acquisition of Logia, as well as the addition of the Logia expenses overall, and debt discount expense related to the Taja convertible debt were the significant portion of the additional loss in the nine months ended December 31, 2012.

The consolidated financial statements included in this Quarterly Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. In the nine months ended December 31, 2012, the Company has raised an additional $2 million through the sale of common stock of the Company. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all, and lenders may be unwilling to lend on reasonable terms. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

Operating Activities

In the nine months ended December 31, 2012, we used $7.2 million of net cash. Net cash used represents a decrease in accounts payable, accrued compensation and accrued license fees of $0.7 million, and increases in accounts receivable and deposits of $0.9 offset by the decrease in prepaid expense of $0.5 million. These changes flow from the loss for the period, but exclude depreciation and amortization of $0.2 million, as well as interest and debt discount costs of $1.4 million, and $4 million for stock issued for services. In the period ended December 31, 2011, we used $0.5 million of net cash, flowing from the overall loss of $8.6 million, offset by non-cash charges of $8.7 million that include depreciation, amortization, stock based compensation, debt discount, fair value of warrants and conversion options issued for financing costs, and other comprehensive income of $0.7 million. While items generating cash included decreases in accounts receivable of $0.8 million, the Company decreased accounts payable, accrued compensation and other liabilities by $1.3 million. The decrease in accounts payable and other liabilities was due mainly to a settlement with one of our vendors for $1 million.

As of December 31, 2012, the Company had approximately $1.6 million of cash.

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

Debt obligations include interest payments under the Senior Debt facility, and under the Amended Taja Note. Under the Senior Debt facility, the Company was permitted to elect to add interest to the principal, until December 21, 2011, with the full amount of the principle and interest payable June 21, 2013. Under the Amended Taja Note the Company may elect to add interest to the principal. The full amount is payable March 1, 2014, if it has not already been converted into shares of common stock of the Company. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring at various dates through 2013.

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

In December 2012, the Company issued 1,428,571 shares of common stock of the Company to an investor.

In December 2012, the Company issued 150,000 shares of common stock of the Company as settlement to a service provider. The Company recorded a loss on the settlement of $58. The shares are restricted for one year.

In December 2012, the Company issued 464,286 shares of common stock of the Company as settlement to a service provider. The Company recorded a gain on the settlement of $58. The shares are restricted for one year.

In December 2012, the Company issued 666,668 shares of common stock of the Company as a non-refundable deposit for a pending acquisition.

Warrants

In December 2012, in connection with a settlement to a service provider, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 cents per share to an investor.

In December 2012, the Company issued warrants to purchase 116,071 shares of common stock of the Company at an exercise price of $0.70 cents per share to a service provider.

Options

In September 2012, the Company issued an option to purchase 2,000,000 shares of common stock of the Company in connection with an employment agreement. In December 2012, the employment agreement was terminated and 1,833,333 options were cancelled.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Digital Turbine, Logia and Twistbox. Digital Turbine has begun to generate revenues in the fourth quarter of fiscal 2013, subsequent to this nine month reporting period for December 31,2012. Logia and Twistbox have historically generated and expect to continue to generate the vast majority of its revenues from mobile phone carriers that market, distribute and/or bill for its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Logia and content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Logia and Twistbox a contractual percentage of their collected fee for each transaction. Logia and Twistbox recognize as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. Logia and Twistbox revenues are international.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe that the Company through its subsidiary operating companies has created the requisite development, distribution and billing technology and have achieved the scale to operate at a level that provides them with competitive advantages. We also believe that leveraging existing carrier and publisher relationships contained within Logia and Twistbox are an advantage that allows us to grow our revenues without significant corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine’s IQ product and Logia’s Ignite product into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel and acquisition costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Acquisition costs include the costs of acquiring Logia as was the case in our second quarter. And the Company has plans to continue to acquire complimentary operations that create synergy and aid in bringing new products to market. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow.

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

Cost of Revenues

Logia’s cost of revenues is mainly personnel and technological expenses used in the servicing and maintenance of its products. Twistbox’s cost of revenues historically consists of royalties that we pay to content owners from which we license brands and other intellectual property. Other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, the costs of distribution, and revenue share mix with carriers as we grow other parts of the business. Our content based on licensed intellectual property requires us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed content, which is based on our own intellectual property, require no royalty payments to licensors. For our content business, branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues among games, applications, and late night content, and among licensed, developed and acquired content within those categories, including the overall number of licensed games and applications and developed games and applications available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each type of content, and the deck placement of content on our carriers’ mobile handsets. We believe the success of any individual game or application during a particular period is affected by the recognizability of the title, its quality, its marketing and media exposure, its overall acceptance by end users and the availability of competitive games and applications. For other content, we believe that success is driven by the carrier’s deck placement, the rating of the content, by quality and by brand recognition. If our product mix shifts more to licensed games or content with higher royalty rates, our gross margin would decline. For other content, as we increase scale, we believe that we will have the opportunity to move the mix towards higher margin acquired product. Our gross margin is also affected by direct costs such as platform and 3 rd party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists and platform, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of three to ten years.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of December 31, 2012 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of December 31, 2012:

Financial Close and Reporting Process

The lack of secondary review of key accounting and financial reporting functions results in a risk in that material accounting errors may not be detected timely. The financial reporting process is the responsibility of one individual without sufficient technical review of significant accounting transactions.

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of December 31, 2012 described above, as follows:

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

3.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

The first of these remediation efforts is expected be implemented during the fiscal year ending March 31, 2013, with completion of the all steps by end of our second quarter of fiscal 2014, September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In our Quarterly Report of the period ended September 30, 2012, we disclosed that Mandalay Digital’s wholly owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”) and Sirocco Mobile Ltd (“Sirocco”) were parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco were engaged to complete certain services and deliver products to Twistbox for mobile distribution, and on or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract, and that on or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012. As of the date of this Quarterly Report, the principals of both parties continue to communicate to find a mutually acceptable resolution.

In our Quarterly Report for the period ended September 30, 2012, we disclosed that Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) are parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution, and on or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. As of January 23, 2013, the parties agreed to a settlement in the amount of 240,569 shares of the Company’s common stock.

Except as set forth above, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2012, the Company sold 1,428,571 shares of common stock of the Company to an investor for $0.70 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 357,142 shares of common stock of the Company at an exercise price of $0.70 per share with a term of 5 years. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of Equity Financing Binding Term Sheet, Dated as of December 13, 2012*

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: February 14, 2013	By:	/s/ Peter Adderton
Peter Adderton Chief Executive Officer