Form 10-K
period 2013-03-31
Mandalay Digital Group, Inc.
filed 2013-07-01
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-10039

MANDALAY DIGITAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2811 Cahuenga Boulevard West Los Angeles, CA	90068
(Address of Principal Executive Offices)	(Zip Code)

(323) 472-5461

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	NASDAQ Capital Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC QB Bulletin Board on September 30, 2012 was $40,286,063.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 28, 2013, the Company had 20,448,224 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Mandalay Digital Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2013

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks and costs in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, strategic acquisitions and capital raising transactions, the outcome of our plans for future operations and growth, successful integration of acquired businesses, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1.	BUSINESS

History of Mandalay Digital Group, Inc.

Mandalay Digital Group, Inc. (“Mandalay” or the “Company” or, in the first person as “we” “us” and “our”), was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises, Inc., a New Jersey corporation. DynamicWeb Enterprises, Inc was the resulting entity, but it changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 12, 2010, the Company changed its name to NeuMedia, Inc.

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

Prior to February 12, 2008, the Company was a public shell company with no operations, and was controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox Entertainment, Inc. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

Current Operations

Mandalay is at the convergence of Internet media content and mobile communications. We are an established provider of mobile services enabling mobile content distribution and transactions serving mobile operators, end consumers, and original equipment manufacturers (OEM’s) of mobile devices and tablets. Our software as a service (“SaaS”) based platform delivers a mobile services platform that works with mobile operators and third-party publishers to provide portal management, user interface, content development and billing technology that enables the ecosystem required for the global distribution of mobile content. Our platforms provide our customers with the tools to implement an intuitive user experience and storefront, enabling the discovery, purchase and download of mobile content. Our integrated solutions address the mobile ecosystem spanning mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising, mobile billing and predictive analytics. Our solutions empower our customers to drive loyalty, generate revenue and re-engineer business processes to capture the advantages of their mobile-enabled customer base. Our predictive analytics capabilities allow our customers to recommend the right solution to their end-customer based upon the consumers’ tastes and preferences. We are headquartered in Los Angeles and have offices in Europe, Israel and Australia to support our global sales and marketing efforts.

Key Operating Divisions

Digital Turbine

On December 28, 2011, the Company acquired the assets of Digital Turbine Group, LLC, the developer of Digital Turbine, which has been re-branded as “Digital Turbine IQ”, a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. IQ’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing the desired content.

With the acquisition and integration of the assets of Digital Turbine, the Company is able to provide an end-to-end, modular platform to the Company’s existing carrier customers. The combined Digital Turbine offering allows new and existing customers to choose from a fully outsourced, smart mobile ecosystem to more efficient, modular components that can be integrated with different operating systems to provide a more unified experience for end-users of mobile content across search, discovery, billing, and delivery.

Based upon the initial launch data, the Company believes there is an opportunity to integrate its IQ platform with new and existing mobile carriers. Mobile carriers are facing increased competition from competing mobile application storefronts and improved user experiences from other retailing, social networking, and operating system providers including Apple, Google, Amazon, and Facebook. As a result, operators are looking for new, innovative solutions to better manage their existing user experience. The IQ platform can be “white-labeled” to allow operators to custom tailor their own unique branding experience to the customer.

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

Through its acquisitions of Digital Turbine, Logia, and MIA, the company now has five product suites that provide an end-to-end solution for operators, device OEMs, and other Third Parties to monetize mobile content. Those solutions are branded: Digital Turbine Ignite, Digital Turbine IQ, Digital Turbine Marketplace, Digital Turbine Content, and Digital Turbine Pay. The solutions can be sold together as a holistic ‘end-to-end’ product suite or de-bundled individually, depending up on the needs of the customer.

Digital Turbine Ignite is a mobile application management software that is pre-installed on devices to help operators and content providers pre-install software in a more automated and segmented fashion. This software allows operators to customize the out-of-the-box experience for customers and monetize their homescreens via Cost-Per-Install or CPI arrangements with Third Party Software developers. The company has launched with numerous new customers for Digital Turbine Ignite such as Telefonica, Avea Turkey, and Cellcom Israel.

Digital Turbine IQ is a User Experience and User Interface that enables customers to search and discover content from various sources including social media, search engines, and applications. Early results from the Digital Turbine IQ product indicate that customers are more satisfied and purchase more content when the IQ software is being utilized as the primary search and discovery vehicle. To date, IQ has been deployed with Boost in Australia, Cellcom in Israel, and Axis in Indonesia.

Digital Turbine Marketplace is an application storefront that manages the retailing of mobile content including features such as merchandizing, product placements, reporting, pricing, promotions, and distribution of digital goods. The Digital Turbine Marketplace is deployed with many operators around the world including with operators in Australia, Israel, Philippines, and Italy.

Digital Turbine Content is the primary revenue generating product from Digital Turbine today. It includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. The company has its content being sold across multiple geographies including such as Australia, Israel, Turkey, Indonesia, Philippines, Italy, India and Germany.

DT Pay is a Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content versus sell through traditional distributors such as Google Play or Apple Application Store. DT Pay allows the publishers and the operators to monetize those applications by allowing the content to be billed directly to the consumer via the operator bill. Currently DT Pay is launched in both Australia and Italy.

Logia

The Company entered into a Share Purchase Agreement to acquire subsidiaries and assets of Logia Group, Ltd. (“Seller”), on August 14, 2012, and the Logia acquisition was completed on September 13, 2012. As a part of the transaction, the Company, through an Israeli acquisition company that it formed named “MDG Logia Holdings LTD” (“Logia Holdings”) acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary of Seller, and is now an operating subsidiary of Logia Holdings. In addition, the Company acquired, by assignment to Logia Holdings, the assets comprising the “LogiaDeck” software, which has been rebranded “Digital Turbine Ignite” (Ignite), and certain operator and other contracts related to the business being sold by Seller, from S.M.B.P. IGLOO Ltd., an affiliate of Seller. Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. It simplifies the device launch process for operators as well as allows the Company and the operator or OEM to monetize their devices with pre-installation of applications.

Logia’s solutions for top-tier mobile operators and content providers include device application management solutions, white label app and media stores, in-app payment solutions, app-based value added services, and mobile social music and TV offerings. Logia operates in more than 20 countries and provides services to more than 50 leading mobile carriers. It has relationships with over 500 app developers and content vendors as well as business agreements with unique mobile platforms and service providers. The largest customer of Logia is the Israeli mobile operator, Cellcom which accounts for more than 50% of Logia’s revenues. Our strategy is to combine Logia’s mobile solutions, carrier relationships and global distribution capabilities with the IQ user experience to provide a ‘best-in-class’, end-to-end solution for the Company’s carrier partners to fully monetize their mobile content catalogs as well as third-party offerings. The Company has signed contracts to license the Ignite solution with numerous global customers including Telefonica, Cellcom, and Avea.

Twistbox Entertainment, Inc.

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

Twistbox Entertainment, Inc. (“Twistbox”) is a global publisher, developer and enabler of mobile content and data services across mobile networks. Twistbox provides its services in over 14 countries supporting over 50 carriers. Since operations began in 2003, Twistbox has developed an intellectual property portfolio that includes a proprietary mobile publishing platform covering: tools that automate device management; distribution and billing technology; a mobile games development, distribution and retail platform; and a content ratings system adopted by wireless carriers globally to assist with the deployment of age-verified content. Twistbox has leveraged its intellectual property and carrier-class platforms to secure agreements with leading mobile operators throughout the world including, among others, Vodafone, Telefonica, and Orange.

Twistbox currently has a large number of distribution agreements with mobile operators and portals in Europe and North America. Twistbox currently has distribution agreements with more than 15 single territory operators in 11 countries. The strength and coverage of these relationships is of paramount importance and the ability to support and service them is a vital channel for Twistbox’s new product offerings and services.

Twistbox delivers content via Renux™, which is Twistbox’s carrier-class content management and publishing platform developed for the deployment, billing and marketing of mobile content and applications. The system has been in operation for over seven years and today supports over 100 mobile sites, and more than 21 mobile TV channels. The Renux™ content management system stores image and video content formatted for a wide range of mobile devices, and incorporates a comprehensive metadata format that categorizes the content for handset recognition, programming, marketing and reporting. Twistbox maintains content hosting facilities in Washington, D.C. and Frankfurt that support the distribution of content across mobile operator networks globally.

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

Twistbox has used, registered and applied to register certain trademarks and service marks to distinguish its products, technologies and services from those of its competitors in the United States and in foreign countries. Twistbox also has a copyright known as the “WAAT Media Content Ratings Matrix©”, which has been registered with the United States Copyright Office. On July 25, 2008, Twistbox filed with the United States Patent and Trademark Office a patent application for Improvements In Skill-Based Electronic Gaming Tournament Play having Serial Number 12/180,405. We believe that these trademarks, trade names, patent and copyrights are important to its business. The loss of some of Twistbox’s intellectual property might have a negative impact on its financial results and operations.

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

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV founders, acting through a newly formed company, acquired all of the AMV operating subsidiaries (the “Assets”) in exchange for the release of $23.2 million of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3.5 million in principal, of which $2.5 million remains outstanding to be paid to the Company’s creditors. The Company retained all assets and liabilities of Twistbox and the Company other than the AMV operating subsidiaries.

Recent Developments and Future Plans

As a result of both the needs of the operator and the need for the Company to scale its distribution, the Company is pursuing targeted acquisitions that will accelerate growth. In September 2012, the Company acquired 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd. Logia is a mobile content development and management solutions provider of innovative mobile solutions to top-tier operators and content providers. Our strategy is to leverage Logia’s distribution channels and complimentary technology, Ignite, with the IQ user experience to provide a ‘best-in-class’, end-to-end solution for the Company’s carrier partners to fully monetize their mobile content catalogs as well as third-party offerings.

On December 6, 2012, the Company issued 133,333 shares of its common stock to Intel Capital as a non-refundable deposit toward the purchase of certain music label assets of mobile entertainment studio skyrockit, an Intel Capital portfolio company.

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this Form 10-K. MIA is a leading mobile solutions provider based in Australia. MIA has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (called “Sphere”). MIA enables experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format. The Sphere platform enables carriers, media companies and brands to work together.

The aggregate purchase price of MIA was AUD$7,000,000, subject to certain adjustments and was comprised of (i) cash in the amount of AUD$1,220,000, (ii) 5,055,822 shares of common stock of the Company with an aggregate value of AUD$3,500,000, at an effective price per share of U.S.$0.73, and (iii) a promissory note issued by us in the principal amount of AUD$2,280,000. This note is payable to a nominee of the sellers, Zingo (Aust) Pty Ltd, bears interest at the rate of 6%, compounded monthly, matures on July 12, 2013, and is secured by a pledge of the shares of MIAH and MIATA.

The Company believes that certain of the assets of Twistbox could be utilized in development of assets acquired in both the Logia and MIA transactions.

Competition

Digital Turbine has created a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. Our primary competition comes from the Apple Store, Google Play, and existing operator solutions built internally. There is some competition in the space by Everything.me but our main competitors are OEM launchers and Android launchers.

Logia has internally developed solutions for top-tier mobile operators and content providers include device application management solutions, white label app and media stores, in-app payment solutions, app-based value added services, and mobile social music and TV offerings. Logia’s Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. We see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs.

Twistbox is an established enabler of content management services designed for the complex needs and requirements of mobile carriers. The industry trend has been for carriers to focus on fewer partners and outsource their content retailing and infrastructure requirements. We believe that Twistbox’s reputation and existing integration with carriers globally enhances the Company’s overall position allowing it to continue to manage, evolve and offer new services for operators globally, principally the offering of the IQ platform to Twistbox customers.

Twistbox competes with a number of other companies in the mobile content services industry, including Mondia Media, Net-M, Jesta, Buongiorno (recently acquired by NTT DoCoMo), Mobile Streams, and ZED Group. To the extent that such firms continue to focus on enabling services, they will compete directly with Twistbox. While Twistbox competes with many of the leading publishers, its core business is enabling services and platforms for operators and publishers to enhance revenues. In turn, through the management of an operator’s download platform, or facilitating in-application billing, Twistbox has become a strategic value added partner to the mobile operator community.

Employees

As of March 31, 2013, the Company, including its subsidiaries, had 89 employees, 74 of whom were full-time and 15 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. (“Mandalay”) through its operating and wholly-owned subsidiaries Twistbox Entertainment, Inc. (“Twistbox”), Digital Turbine Inc. (“DT”), Logia Mobile (“Logia”) and Mirror Image Access Pty Ltd. (“MIA”).

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Past financial performance should not be considered to be a reliable indicator of future performance, and current and potential investors should not use historical trends to anticipate results or trends in future periods.

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

If there are delays in the distribution of IQ or other DT products or if we are unable to successfully negotiate with carriers or mobile operators or if these negotiations cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

We are still considering the future status and role of Twistbox in relation to our focus on the IQ platform. Although it is one of our active businesses, Twistbox revenues have been declining, which we expect to continue for the foreseeable future. At the same time, we are leveraging its existing customer base for offerings by IQ. While offering the IQ platform to Twistbox customers is an attractive strategy, it continues to entail significant risks, some of which are described in these “Risk Factors”, and includes the risk that Twistbox may operate at a deficit while we work on launching the suite of IQ products, which, in turn, entails business and financial risks and the possibility of needing additional capital and the associate dilution.

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

Twistbox’s revenues are declining and are expected to continue to decline. Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier relationships, represent meaningful portions of our revenues and margins in any quarter. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

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

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment, shopping or mobile preferences of our end users when making choices about which brands or other content to license. If the entertainment, shopping or mobile preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition. In addition, some rights are licensed from licensors that have or may develop financial difficulties, and may enter into bankruptcy protection under U.S. federal law or the laws of other countries. If any of our licensors files for bankruptcy, our licenses might be impaired or voided, which could materially harm our business, operating results and financial condition.

Inferior on-deck placement of our products, or the failure of the market to accept the IQ system, would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of products that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the volume of products available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top level menus highlighting products that are recent top sellers or are of particular interest to the subscriber, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional products sorted by genre. We believe that deck placement on the top level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in products achieving a greater degree of commercial success. If carriers choose to give our products less favorable deck placement, our products may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed. In addition, if carriers or other participants in the market favor another competitor’s products over IQ, or opt not to enable and implement technology like IQ to unify operating systems, our future growth could suffer and our revenues could be negatively affected.

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

We may be subject to legal liability associated with providing mobile and online services or content.

We provide a variety of products and services that enable carriers, content providers and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us for breaches of contract, copyright or trademark infringement, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties and may require us to change our business in an adverse manner.

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

Our primary competitors for the on-deck distribution channels as well as the provisioning of platform services include Mondia Media, Voltari (formerly known as Motricity), net mobile AG, Jesta Digital, Buongiorno (acquired by NTT DOCOMO), Mobile Streams, and Gameloft, and for end-users via our direct-to-consumer off-deck services they include Zamano plc, Playphone, Inc, Jesta and Flycell Inc. For our storefront business, our primary competition comes from the Apple App Store, Google Play, and existing operator solutions built internally. For the DT IQ product, there is some competition in the space by Everything.me but our main competitors are OEM launchers and Android launchers. With DT Ignite, we see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs. In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks. DT, whose principal customers would be carriers, would face competition from any carriers who decided to distribute their own products or services. In addition, while we are not aware of any non-carriers who are seeking to offer the equivalent scope of services as the DT platform, various of the competitors mentioned above (and new competitors entering the mobile platform space) currently offer or could in the future offer components of DT’s platform, and may seek to expand their offerings to compete with DT on a comprehensive basis, especially if DT’s model and approach meets with success.

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

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or inhibit generation of sales, in DT’s case), our margins could decline and we could lose market share (or in DT’s case, fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing new products and services that wireless carriers distribute and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, are not marketed effectively through our direct-to-consumer operations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively and initially adopted, a subsequent shift in our carriers, the entertainment, shopping and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings could materially reduce our revenues and harm our business, operating results and financial condition.

Wireless carriers generally control the price charged for our products and services and the billing and collection for sales and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our products and services either by approving or establishing the price of the offering charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our offerings, or changes in these prices could adversely affect market acceptance of our offerings. Similarly, for a minority of our carriers, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our offerings, could adversely affect sales volume and our revenues for those offerings.

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

In addition, our strategy for Digital Turbine entails offering its platform to Twistbox customers. There can be no assurance that we will be able to successfully market new services and offerings to Twistbox customers. Moreover, in order to credibly offer the IQ platform, we will need to achieve additional operational and technical achievements to further develop the product. While we remain optimistic about our ability to complete this build out, it will be subject to all of the risks attendant to development efforts as well as the need to provide additional capital to the effort.

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

To reach large numbers of wireless subscribers, mobile entertainment publishers and white label storefront providers we must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich products and services, we anticipate that our development costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.

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

A number of laws and regulations have been and likely will continue to be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our products and services.

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

We depend on the continued contributions of our domestic and international senior management and other key personnel. We have had two people fill the position of Chief Executive Officer in the last 3 years, and we are currently trying to retain a Chief Financial Officer. The loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreement with short terms, their future employment with the Company is uncertain. In addition our Chief Executive Officer’s employment agreement is out of term and our Chief Executive Officer continues to serve the Company for the same salary and benefits as existed under his most recent employment agreement.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the Los Angeles area, where our headquarters are located. Further, we conduct international operations in Germany, Israel and Australia, areas that, similar to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

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

Please refer to Item 9A of this Form 10k filing regarding the material weakness in controls due to lack of personnel.

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

The acquisition of Logia Mobile and Mirror Image Access Pty Ltd. might not be successful, or accretive to long-term shareholder value.

While we believe that targeted acquisitions such as Logia Mobile and Mirror Image Access Pty Ltd. will facilitate accelerated distribution for the DT user experience, there is no assurance that this will be the case or that we will be able to generate significant growth in revenues from Logia’s or MIA’s mobile customers or from other potential acquisitions. In particular, a significant portion of Logia Mobile’s revenue comes from one large mobile operator customer while Mirror Image Access Pty. Ltd derives significant revenue from four (4) main large mobile operator customers and both Logia Mobile and Mirror Image Access Pty Ltd are reliant upon that small group of customers for a significant portion of their operating cash flow. In addition, there is no assurance that mobile operators will be successful and continue to want to compete with other mobile storefronts, and they may decide they simply want to provide network access to their customers. The solutions are complex with many different components and there is risk in the ability to integrate all of these various components into a single solution.

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

As we pursue and complete strategic acquisitions, divestitures or joint ventures, including our acquisition of Logia and MIA, we may not be able to successfully integrate acquired businesses.

We recently completed the acquisition of Logia and MIA, and we continue to evaluate potential acquisitions, divestitures, or joint ventures with third parties. These transactions create risks such as:

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

With the acquisition of Logia and MIA, we have expanded, and we expect that we will continue to expand, our international operations. International operations inherently subject us to a number of risks and uncertainties, including:

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

With the acquisition of Logia in September 2012, and MIA in April 2013, we have expanded, and we expect that we will continue to expand, our international operations. International operations inherently subject us to a number of risks and uncertainties, including:

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

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.

We also face risks associated with our trademarks. For example, there is a risk that our international trademark applications may be considered too generic or that the words “Digital” or “Turbine” could be separately or compositely trademarked by third parties with competitive products who may try and block our applications or sue us for trademark dilution which could have adverse effects on our financial status.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot be certain that the steps we have taken will prevent infringement, piracy, and other unauthorized uses of our intellectual property, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors, end-users or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits. Carriers or other customers have and may try to include us as defendants in suits brought against them by their own customers or third parties. In such cases, the risks and expenses would be similar to those where we are the party directly involved in the litigation.

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

Any sale or issuance of common stock by us in a future offering or acquisition could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complimentary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 55.6% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

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

As of June 28, 2013, we had an aggregate of approximately $4,133,080 of Convertible Notes convertible into 4,220,776 shares of our common stock, and warrants to purchase 4,084,025 shares of our common stock. To the extent our outstanding securities convertible and/or exercisable into shares of our common stock are converted and/or exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale into the public market. Sales of such shares of common stock could adversely affect the market price of our common stock.

Shares eligible for future sale

As of June 14, 2013, 14,699,345 of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly. Shares of restricted common stock are generally available for resale following a six month holding period. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2.	PROPERTIES

The principal offices of Mandalay, Digital Turbine and Twistbox are located at 2811 Cahuenga Boulevard West, Los Angeles 90068. Mandalay entered into a lease for these premises with 2801-2811 Cahuenga Boulevard West LLC at a base rent of $7,955 per month. Digital Turbine leases property in Israel through its wholly owned subsidiary, Logia. Twistbox leases property in Germany, where it has branch operations.

ITEM 3.	LEGAL PROCEEDINGS

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

Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) were parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution. On or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. However on January 23, 2013, the parties were able to agree to a settlement in the amount of 48,114 shares of the Company’s common stock, which was issued on January 28, 2013.

On May 30, 2013, a class action suit in the amount of NIS 19.2 million or $5.3 million was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd. an Israeli company which owns and operates a website offering advertisements and who is currently being sued in a class action lawsuit regarding phone call overages served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. We have no contractual relationship with this company. We believe the lawsuit is without merits and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period; and no liability has been accrued.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 28, 2013, the closing price of our common stock was $4.45.

On May 16, 2012, we received FINRA’s decision to remove the Company’s common stock from the OTC Bulletin Board. As a result, our common stock was quoted on the OTC tier of the OTC Markets under the symbol “MNDL.”

On March 28, 2013 and April 9, 2013, the Company filed a Certificate of Amendment and Certificate of Correction of Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment, as corrected, became effective as of April 12, 2013.

As a result of the Reverse Stock Split, every five (5) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one (1) share of our common stock. Our post-Reverse Stock Split common stock began trading on April 15, 2013 with a new CUSIP number of 562562-207. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split will receive a cash payment in lieu thereof.

On June 6, 2013 we received approval by NASDAQ’s Listing Qualifications Department to list our common stock on the NASDAQ Capital Market under the symbol “MNDL.”

The following table reflects the high and low bids for our common stock for periods indicated (adjusted to reflect the bids on a post-split basis). The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2013
First quarter	$5.05	$3.60
Second quarter	$4.25	$3.65
Third quarter	$4.10	$3.40
Fourth quarter	$4.75	$3.35

Fiscal Year Ended March 31, 2012
First quarter	$3.20	$1.50
Second quarter	$4.25	$2.20
Third quarter	$3.50	$2.10
Fourth quarter	$4.95	$2.85

Holders

As of June 14, 2013, there were 485 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

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

Implementation and Effect of the Plan

Summary Description of the Plan

On September 10, 2012, the Company increased the Plan shares for issuance from 4,000,000 to 20,000,000.

The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 17,916,667 remain available for issuance as of March 31, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

Plan Administration; Amendment and Termination

Our board of directors and/or one or more of its committees (“Administrator”) administer the Plan in accordance with applicable law. The Board may amend, suspend or terminate any portion of the Plan for any reason, but must obtain stockholder consent for any material plan amendment to the extent necessary to comply with applicable laws, rules or regulations, and the consent of affected plan participants, if any such action alters or impairs any obligations regarding Awards that have been granted to such participants. The Plan terminates in 2021. However, such termination will not affect Awards granted under the Plan prior to termination.

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

Equity Compensation Plan Information

The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders	959,670	$9.00	—

Equity compensation plans not approved by security holders	—	$—	—

Total	959,670		—

299,670 options of the approved plan in column (a) include awards transferred from Twistbox’s equity compensation plan at the time of the merger with the Company.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the three months ended March 31, 2013, involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

•

In January 2013, the Company issued 59,542 shares of common stock of the Company to three vendors. The shares were issued as settlement for services. The overall value was determined to be $216, of which $216 was recorded through the period ended March 31, 2013.

•

In January 2013, the Company sold 157,143 shares of common stock of the Company to an investor for $3.50 per share. In connection with this sale of common stock, the Company issued warrants to purchase 39,286 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $134.

•

In March 2013, the Company issued 10,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $47, of which $47 was recorded through the period ended March 31, 2013.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by us during the period ended March 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “would,” “could,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” set forth under Item IA and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Unless the context otherwise indicates, the use of the terms “we,” “our” “us” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. (“Mandalay Digital”) and its operating and wholly-owned subsidiaries, Twistbox Entertainment, Inc. (“Twistbox”) and Digital Turbine, Inc and its operating and wholly-owned subsidiary, MDG Logia Holdings LLC (“MDG”).

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

Pursuant to the Merger Agreement, upon the completion of the Merger, each outstanding share of Twistbox common stock, $0.001 par value per share, on a fully-converted basis, with the conversion on a one-for-one basis of all issued and outstanding shares of the Series A Convertible Preferred Stock of Twistbox and the Series B Convertible Preferred Stock of Twistbox, $0.01 par value per share (the “Twistbox Preferred Stock”), converted automatically into and became exchangeable for Company common stock in accordance with certain exchange ratios set forth in the Merger Agreement. In addition, by virtue of the Merger, each outstanding Twistbox option to purchase Twistbox common stock issued pursuant to the Twistbox 2006 Stock Incentive Plan (the “Plan”) was assumed by the Company, subject to the same terms and conditions as were applicable under such Plan immediately prior to the Merger, except that (a) the number of shares of Company common stock issuable upon exercise of each Twistbox option was determined by multiplying the number of shares of Twistbox common stock that were subject to such Twistbox option immediately prior to the Merger by 0.72967 (the “Option Conversion Ratio”), rounded down to the nearest whole number; and (b) the per share exercise price for the shares of Mandalay Digital common stock issuable upon exercise of each Twistbox option was determined by dividing the per share exercise price of Twistbox common stock subject to such Twistbox option, as in effect prior to the Merger, by the Option Conversion Ratio, subject to any adjustments required by the Internal Revenue Code. As part of the Merger, the Company also assumed all unvested Twistbox options. The Merger consideration consisted of an aggregate of up to 2,465,000 shares of Company common stock, which included the conversion of all shares of Twistbox capital stock and the reservation of 428,940 shares of Company common stock required for assumption of the vested Twistbox options. The Company reserved an additional 63,754 shares of Company common stock required for the assumption of the unvested Twistbox options. All warrants to purchase shares of Twistbox common stock outstanding at the time of the Merger were terminated on or before the effective time of the Merger.

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

As part of the Merger, the Company agreed to guarantee up to $8,250,000 of Twistbox’s outstanding debt to ValueAct SmallCap Master Fund L.P. (“ValueAct” or “VAC”), with certain amendments. On July 30, 2007, Twistbox had entered into a Securities Purchase Agreement by and among Twistbox, the Subsidiary Guarantors (as defined therein) and ValueAct, pursuant to which ValueAct purchased a note in the amount of $16,500,000 (the “ValueAct Note” or the “VAC Note”) and a warrant which entitled ValueAct to purchase from Twistbox up to a total of 480,349 shares of Twistbox’s common stock (the “Warrant”). Twistbox and ValueAct also entered into a Guarantee and Security Agreement by and among Twistbox, each of the subsidiaries of Twistbox, the Investors, as defined therein, and ValueAct, as collateral agent, pursuant to which the parties agreed that the ValueAct Note would be secured by substantially all of the assets of Twistbox and its subsidiaries (the “VAC Note Security Agreement”). In connection with the Merger, the Warrant was terminated and we issued two warrants in place thereof to ValueAct to purchase shares of our common stock. One of such warrants entitled ValueAct to purchase up to a total of 218,524 shares of our common stock at an exercise price of $37.75 per share. The other warrant entitled ValueAct to purchase up to a total of 218,524 shares of our common stock at an initial exercise price of $25.00 per share, which, if not exercised in full by February 12, 2009, would have been permanently increased to an exercise price of $37.75 per share. Both warrants were scheduled to expire on July 30, 2011. The warrants were subsequently modified on October 23, 2008 and cancelled on June 21, 2010, as set forth below. We also entered into a Guaranty (the “ValueAct Note Guaranty”) with ValueAct whereby the Company agreed to guarantee Twistbox’s payment to ValueAct of up to $8,250,000 of principal under the ValueAct Note in accordance with the terms, conditions and limitations contained in the ValueAct Note, which was subsequently amended as set forth below. The financial covenants of the ValueAct Note were also amended, pursuant to which Twistbox was required to maintain a cash balance of not less than $2,500,000 at all times and the Company is required to maintain a cash balance of not less than $4,000,000 at all times. The ValueAct Note was subsequently amended and restated as set forth below.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”). The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 900,000 shares of Company common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement. The AMV Note was scheduled to mature on July 31, 2010, and bore interest at an initial rate of 5% per annum, subject to adjustment as provided therein.

In addition, also on October 23, 2008, in connection with the AMV Acquisition, the Company, Twistbox and ValueAct entered into a Second Amendment to the ValueAct Note, which among other things, provided for a payment-in-kind election at the option of Twistbox, modified the financial covenants set forth in the ValueAct Note to require that the Company and Twistbox maintain certain minimum combined cash balances and provided for certain covenants with respect to the indebtedness of the Company and its subsidiaries. Also on October 23, 2008, AMV granted to ValueAct a security interest in its assets to secure the obligations under the ValueAct Note. In addition, the Company and ValueAct entered into an allonge to each of those certain warrants issued to ValueAct in connection with the Merger, which, among other things, amended the exercise price of each of the warrants to $20.00 per share.

In addition, also on October 23, 2008, the Company entered into a Securities Purchase Agreement with certain investors identified therein (the “Investors”), pursuant to which the Company agreed to sell to the Investors in a private offering an aggregate of 337,079 shares of common stock and warrants to purchase 168,539 shares of common stock for gross proceeds to the Company of $4,500,000. The warrants have a five year term and an exercise price of $13.35 per share. The funds were held in an escrow account pursuant to an Escrow Agreement, dated October 23, 2008 and were released to the Company on or about November 8, 2008.

On August 14, 2009, the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 218,524 shares of the Company’s common stock (the “Second Allonge”), which amended that certain warrant to purchase 218,524 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”). Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $20.00 per share to the lesser of $6.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties. In addition, also on August 14, 2009, the Company, Twistbox and ValueAct entered into a Third Amendment to the ValueAct Note. Pursuant to the Third Amendment, the maturity date was changed to July 31, 2010 and the interest rate of the ValueAct Note increased from 10% to 12.5%.

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

On June 21, 2010, we sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), was amended in its entirety to provide for payment-in-kind election to the note through the revised term, and to strip out $3,000,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500,000 plus accrued interest of $562,000 for a total of $1,062,000. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 400,000 shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant have a five year term and vest one year from issue date.

On December 16, 2011, the Amended ValueAct Note was purchased in its entirety by Taja LLC (“Taja) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and, effectively, a third amendment to the Second Amended Note (“Third Amended Note”). The Third Amended Note (1) changed the maturity date of the Note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 218,524 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 218,524 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”). Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $6.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties.

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet. Pursuant to the Amended Taja Convertible Note, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.50 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, and (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date.

On March 19, 2012, the Company issued 520,000 shares of its common stock to Taja for the conversion of $1,820,000 of the Amended Taja Convertible Note.

The Merger and the AMV Acquisition both included the issuance of common stock as all or part of the consideration. Based on the trading price of the common stock as of the acquisition dates, the total consideration was approximately $67.5 million for the Merger and approximately $22.2 million for the AMV Acquisition.

SENIOR SECURED NOTE FINANCING

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders. The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of Company common stock at a conversion price of US $0.75 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries. The Amended ValueAct Note is subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. For each $1.00 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase .67 shares of common stock of the Company. Each Warrant has a five year term. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the New Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis and then to July 9, 2013, the current Maturity Date, and the parties are discussing an additional extension or other satisfactory arrangement for the New Senior Secured Notes.

SUMMARY OF THE DIGITAL TURBINE ACQUISITION

On December 28, 2011 the Company entered into a Share Purchase Agreement to acquire of the assets of Digital Turbine LLC (“Seller) into its newly formed wholly owned subsidiary, Digital Turbine, Inc. The Company purchased the assets sold by the Seller with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

SUMMARY OF MIA ACQUISITION

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this annual report. MIA is a leading mobile solutions provider based in Australia. MIA has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (“Sphere”). MIA enables experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format. The Sphere platform enables carriers, media companies and brands to work together.

SUMMARY OF THE LOGIA ACQUISITION

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

The Company purchased the stock and assets sold by Seller and its affiliate with cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, comprised of (1) $3,750,000 in cash at closing (subject to working capital adjustments) and Company common stock having a value of $750,000, based on a 30 day volume weighted average price (VWAP) look back from the issuance date (the “Closing Shares”), or 187,500 shares of common stock, with a fair value of $788 on the date of grant, and (2) two tranches, each comprised of a cash payment of $250,000 and a number of shares of Company common stock valued at $250,000 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), which will be paid and issued, as applicable, to Seller upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500,000 and $500,000 of cash if all milestones are achieved. All of the stock of the Company issued is subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this Annual Report on Form 10-K.

The initial accounting of the Logia acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Annual Report on Form 10-K.

Company Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

Twistbox is a global, mobile data services company primarily focused on enabling and optimizing the development, distribution and billing of content and applications across mobile networks. Operating since 2003, Twistbox publishes content in 11 countries. Twistbox has developed an intellectual property portfolio that includes worldwide or territory exclusive mobile rights to content, a proprietary publishing platform that includes tools to automate device management and billing of content and applications; a mobile games development and distribution platform that automates the porting of mobile games and applications to over 1,500 handset models; a content ratings system adopted by certain major wireless carriers to assist with the responsible deployment of age-verified programming and services; a suite of value added billing technologies that allow for in-application billing, and Digital Rights Management (DRM) solutions. Twistbox has leveraged its intellectual property and carrier-class technology to secure direct distribution and/or enabling agreements with leading mobile operators throughout Europe and North America, including, among others, Vodafone, Telefonica, Orange, and SFR.

In December 2011, the Company purchased the assets of Digital Turbine. With the acquisition and integration of the assets of Digital Turbine, subsequently re-branded “IQ”, the Company is able to provide an end-to-end, modular platform that assists customers to search and discover content from various sources including social media, search engines, and applications. Digital Turbine’s IQ product can be integrated with different operating systems to provide to the end user a more unified experience of engaging with mobile content across search, discovery, billing, and delivery. Innovative aspects of the IQ product include the ability for carriers and OEMs to analyze and control the data presented to their end-users while giving them a more efficient way of finding and purchasing content.

Since the acquisition of the IQ product, the Company has developed new products which include “Digital Turbine Marketplace”, “DT Pay”, “Digital Turbine Ignite”, and “Digital Turbine Content.”

Digital Turbine Marketplace is an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Digital Turbine Marketplace is deployed with many operators around the world including with operators in Australia, Israel, Philippines, and Italy.

Due to the acquisition of MIA on April 12, 2013, Digital Turbine Content has become the primary revenue generating product from Digital Turbine today. It includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. Digital Turbine Content manages content sales and distribution across multiple geographies including Australia, Israel, Turkey, Indonesia, Philippines, Italy, India and Germany.

We also acquired DT Pay in connection with the MIA acquisition. DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers are wanting to go directly to consumers to sell their content versus sell through traditional distributors such as Google Play or Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier billing. Currently DT Pay is launched in both Australia and Italy.

RESULTS OF OPERATIONS

	Year ended March 31, 2013	Year ended March 31, 2012	% of Change
	(in thousands)

Revenues	$6,025	$7,230	-17%
Cost of revenues	2,611	2,873	-9%

Gross profit	3,414	4,357	-22%
SG&A	14,675	16,040	-9%
Impairment of intangibles	—	2,319	-100%
Impairment of goodwill	1,119	2,969	-62%

Operating loss	(12,380)	(16,971)	-27%
Interest expense, net	(1,883)	(12,497)	-85%
Foreign exchange transaction gain / (loss)	(7)	(94)	-93%
Change in fair value of accrued derivative liabilities gain / (loss)	(22)	(4,447)	-100%
Loss on extinguishment of debt	—	2,004	-100%
Gain / (loss) on settlement of debt	337	1,393	-76%
Gain / (loss) on disposal of fixed assets	(33)	15	-321%
Loss on change on valuation of long term contingent liability	(83)	—	-100%

Loss before income taxes	(14,071)	(30,597)	-54%
Income tax provision	(90)	(110)	-19%

Net (loss) income	$(14,161)	$(30,707)	-54%

Basic and Diluted net income / (loss) per common share	$(0.80)	$(3.11)	-74%
Basic and Diluted weighted average shares outstanding	17,631	9,884	78%

Comparison of the Year Ended March 31, 2013 and the Year Ended March 31, 2012

Revenues

	Twelve Months Ended March 31,		% of
	2013	2012	Change
	(In thousands)

Revenues by type:

Services	$3,681	$1,214	203%
Content - Games	190	434	-56%
Content - Other	1,603	3,824	-58%
Advertising	551	1,758	-69%

Total	$6,025	$7,230	-17%

Services revenue — we have recognized higher platform and services fees, with the addition of Logia and particularly the Digital Turbine Ignite product, as well as the existing service revenue generated in our German operation.

Games revenue — the decline in revenue largely reflects a strategic decision to curtail investment in development of new games for carrier sales, along with the loss of on-deck placement with US carriers.

The revenue decline for Other Content is the result of multiple factors. Revenues were impacted by a very challenging European sales environment for our carrier partners and consequently for us. This resulted in lower sales in major territories including the Germany, France and Spain. Other content includes a broad range of licensed and internally developed products delivered in the form of WAP, Video, Wallpaper and Mobile.

Cost of Revenues

	Twelve Months Ended March 31,		% of
	2013	2012	Change
	(In thousands)

Cost of revenues:

License fees	$963	$2,643	-64%
Other direct cost of revenues	1,648	230	616%

Total cost of revenues	$2,611	$2,873	-9%

Revenues	$6,025	$7,230	-17%

Gross margin	56.7%	60.3%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Our licensing agreements are predominantly on a revenue-share basis, and have therefore decreased relative to the decrease in revenue. We experienced slightly higher fees in the area of traffic and advertising costs that affected our sales mix, as well as our gross margin.

Operating Expenses

	Twelve Months Ended March 31,		% of
	2013	2012	Change
	(In thousands)

Product development expenses	$1,712	$2,154	-21%

Sales and marketing expenses	971	873	11%

General and administrative expenses	11,992	13,013	-8%

Impairment of intangible assets	—	2,319	-100%

Impairment of goodwill	1,119	2,969	-62%

Product development expenses include the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to the addition of Logia, our headcount has increased since September, and relative thereto product development expense has increased, especially with the development of the Digital Turbine suite of products, and specifically with the IQ and Ignite products.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, in relation to our headcount increase due to the addition of Logia and Digital Turbine in support of our Digital Turbine suite of products.

General and administrative expenses represent management and support personnel costs in each of our subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. The decrease during fiscal year 2013 is mostly due to a decrease in stock compensation paid to management, partially offset by an increase in accounting and legal fees due mainly to acquisition activity.

Amortization of intangibles represents amortization of the intangibles identified as part of the purchase price accounting related to our acquisitions and attributed to operating expenses.

Impairment of goodwill and intangible assets represents the write down in value of goodwill and intangible assets associated with the acquisition of Twistbox. The consideration in the Twistbox acquisition was entirely stock-based, and generated significant goodwill since Twistbox was not a capital intensive company. Subsequent to the acquisition, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. The Company recorded an impairment charge in the value of goodwill and intangible assets in the last quarter of fiscal year 2012 and 2013. At March 31, 2012, due to a decline in revenues, the Company performed an impairment review for goodwill and intangible assets. As a result of the assessment, the Company determined that the net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $2,969,000 to write down goodwill and $2,319,000 to write down intangibles assets. The intangible assets impaired were the valuation associated with the Twistbox trademark/trade name. At March 31, 2013, the Company performed its annual impairment assessment of Twistbox goodwill and intangible assets. As a result of the assessment, the Company determined that the net book value exceeded the implied fair value; therefore, the Company recorded an additional impairment charge of $1,119,000 to write down goodwill. The Company determined there was no impairment of intangible assets.

Other Income and Expenses

	Twelve Months Ended March 31,		% of
	2013	2012	Change
	(In thousands)

Interest and other (expense)	$(1,883)	$(12,497)	-85%

Foreign exchange transaction gain / (loss)	$(7)	$(94)	-93%

Change in fair value of accrued derivative liabilities gain / (loss)	$(22)	$(4,447)	-100%

Gain / (loss) on disposal of fixed assets	$(33)	$15	-321%

Loss on extinguishment of debt	$—	$2,004	-100%

Gain / (loss) on settlement of debt	$337	$1,393	-76%

Loss on change on valuation of long term contingent liability	$(83)	$—	0%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, the Taja Note, changes in the fair market value of derivatives, foreign exchange transaction gains, gains on settlement of debt, and other income/expense. The decrease in net expense compared to the prior period is comprised mostly of a decrease in financing costs, loss on extinguishment of debt, and change in fair value of derivative liabilities offset by settlement of debt with a provider.

Financial Condition

Assets

Our current assets totaled $4.0 million and $10.1 million at March 31, 2013 and March 31, 2012, respectively. Total assets were $12.5 million and $14.8 million at March 31, 2013 and March 31, 2012, respectively. The decrease in current assets is primarily due to a decrease in cash due to investments in the Logia acquisition, offset by higher accounts receivable balances due to an increase in revenues, mainly due to the acquisition. The increase in total assets is primarily due to the acquisition of Logia offset by the impairment charge recorded against goodwill for the Twistbox asset, as well as the higher accounts receivable and non-refundable deposit for a pending asset acquisition.

Liabilities and Working Capital

At March 31, 2013, our current and total liabilities were $11.7 million, compared to $9.1 million at March 31, 2012. The change in liabilities was related to the addition of a contingent liability related to the acquisition of Logia, as well as the increase in debt for debt discount booked over the life of the convertible debts and the exercise of a warrant held in derivative liabilities at March 31, 2012. The current portion of long-term debt increased for both the Senior Secured Notes and the Taja debt. As a result of the increase in current liabilities and decrease in cash, the Company had negative working capital of $5.7 million at March 31, 2013 as opposed to positive working capital of $4.1 million at March 31, 2012.

Liquidity and Capital Resources

	Twelve Months Ended March 31,		% of
	2013	2012	Change
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$(12)	$(17)	30%
Cash flows used in operating activities	(6,865)	(1,829)	275%
Cash flows used in investing activities	(3,416)	—	0%
Cash acquired with acquisition of subsidiary	59	—	0%
Proceeds from new convertible debt	—	7,000	-100%
Issuance of shares for cash	2,550	2,700	-6%
Effect of exchange rate changes on cash and cash equivalents	34	100	-66%

Although the Company has incurred losses and negative annual cash flows since inception, the operating loss decreased from $30.6 million in fiscal year 2012 to $14 million in fiscal year 2013. A significant portion of the loss is represented by one-time non-cash charges to stock compensation as well as professional fees related to the acquisition of Logia, which in turn has generated additional current assets, as well as operating income for the period.

The consolidated financial statements included in this Annual Report on Form 10-K include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2012, the Company raised $9.7 million through issuance of convertible debt and equity financings and through restructuring existing debt to convertible debt. In fiscal year 2013, the Company raised $2.5 million through the issuance of equity financings, but not incur new debt or modify existing debt. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be our existing cash balances together with cash generated by our operating activities, cash on hand, as well as further borrowings or further capital raises. Unless the Company is able to obtain additional financing, our cash position will not be sufficient to continue operations for the next twelve months.

Operating Activities

In the year ended March 31, 2013, we used $7.6 million of net cash. Net cash used is comprised of an increase in accounts payable of $0.935, a decrease in accrued license fees and other liabilities of $0.603 million, an increase in accrued compensation of $0.1 million, and an overall increase in assets of $0.372 million comprised of a decrease in prepaid expense of $0.38 million offset by an increase in accounts receivable and deposits of $0.26 million and $0.49, respectively. These changes flow from the loss for the period, but exclude impairment charge of $1.19 million, depreciation and amortization of $0.8 million, as well as interest and debt discount costs of $1.86 million, and $4.4 million for stock and warrants issued for services, offset by supplier settlements of $1.5 million.

As of March 31, 2013, the Company had approximately $1.1 million of cash attributed to continuing operations.

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

Debt obligations include interest payments under the Senior Secured Notes, and also under the Amended Taja Note. Under the Senior Secured Notes, the Company may elect to add interest to the principal, until 18 months following June 21, 2010, with the full amount of the principal and interest payable at the end of the term. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis and then to July 9, 2013, the current Maturity Date, and the parties are discussing an additional extension or other satisfactory arrangement for the Senior Secured Notes. Under the Amended Taja Note, the Company may elect to add interest to the principal. The full amount under the Amended Taja Note is payable two years from March 1, 2012, if it has not already been converted into shares of common stock of the Company. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring at various dates through 2015.

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

Stock Sales and Liquidity

In May 2012, the Company issued 30,000 shares of common stock of the Company to an advisory board member for consulting services. The shares vest over one year. The shares were valued at the closing market price on that date of $5.00 per share. The overall value was determined to be $150, of which $135 was recorded through the period ended March 31, 2013.

In May 2012, the Company issued 86,667 shares of common stock of the Company to a director of the Company. The shares were valued at the closing market price on that date of $5.00 per share. The overall value was determined to be $433, of which $391 was recorded through the period ended March 31, 2013.

In June 2012, the Company issued 30,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began in March 2012. The overall value was determined to be $135, of which $133 was recorded through the period ended March 31, 2013.

In June 2012, the Company sold 285,714 shares of common stock of the Company to an investor for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $255.

In July 2012, the Company issued 5,031 shares of common stock of the Company to a vendor. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $20, of which $20 was recorded through the period ended March 31, 2013.

In September 2012, the Company issued 187,500 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.20 per share. The overall value was determined to be $787 and was recorded through the purchase price allocation of the acquisition in the period ended March 31, 2013.

In September 2012, the Company issued 300,000 shares of common stock of the Company in connection with an employment agreement. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $1,200, of which $267 was recorded through the period ended March 31, 2013.

In December 2012, the Company sold 285,714 shares of common stock of the Company to an investor for $3.50 per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $251.

In December 2012, the Company issued 30,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $113, of which $113 was recorded through the period ended March 31, 2013.

In December 2012, the Company issued 92,857 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $348, of which $348 was recorded through the period ended March 31, 2013. In connection with this issuance of common stock, the Company issued warrants to purchase 23,214 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $82.

In December 2012, the Company issued 133,333 shares of common stock of the Company as a non-refundable deposit for a pending acquisition. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $533 and was recorded to deposits as of March 31, 2013.

In January 2013, the Company issued 59,542 shares of common stock of the Company to three vendors. The shares were issued as settlement for services. The overall value was determined to be $216, of which $216 was recorded through the period ended March 31, 2013.

In January 2013, the Company sold 157,143 shares of common stock of the Company to an investor for $3.50 per share. In connection with this sale of common stock, the Company issued warrants to purchase 39,286 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $134.

In March 2013, the Company issued 10,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $47, of which $47 was recorded through the period ended March 31, 2013.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of MDG, Logia and Twistbox. Assets from the Digital Turbine acquisition have yet to generate revenues due to the development cycle of the Digital Turbine products. The Company expects to begin earning revenue from the Digital Turbine assets, as well as from the recent acquisition of MIA by the quarter ending June 30, 2013. Logia and Twistbox generate revenues from mobile phone carriers that market, distribute and/or bill for their content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download Logia’s or Twistbox’s content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Logia and Twistbox a contractual percentage of their collected fee for each transaction. Logia and Twistbox recognize as revenues the percentage of the fees due to them from the carrier. End users may also initiate the purchase of Logia and Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Logia and Twistbox a portion of their fees. To date, Logia’s revenues have been mainly in Israel and Europe. Twistbox’s international revenues have been mainly in Europe. Logia has recently begun to recognize revenue on the Digital Turbine Ignite product. This product is sold as a service. Billings are generated for initial set up fees, and revenues are recognized upon completion or launch of the product. Further, Digital Turbine Ignite generates future revenues by licensing the product as a per device license fee and a revenue share of content sold by the carrier through the product.

We believe that the improving quality and greater availability of smartphones is, in turn, encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe our Company has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

Because many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season, and because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in the March quarter end. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September end fiscal quarter. In addition to these possible seasonal patterns, our revenues may be impacted by declines in users visiting carrier portals, new or changed carrier deals, and by changes in the manner that our major carrier partners marketing our content on their deck. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues

Our Company’s cost of revenues historically, and our cost of revenues going forward, consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin going forward will be determined principally by the mix of content that we deliver, and the costs of distribution. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed content, which is based on our own intellectual property, require no royalty payments to licensors. Branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues, such as consumer trends. Our gross margin is also affected by direct costs such as platform and third party delivery charges, and by periodic charges for impairment of intangible assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of four to ten years.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2012. The Company adopted the new guidance and will present components of net income and other comprehensive income in one continuous statement.

Recently Issued Accounting Pronouncements

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

	Year Ended March 31, 2013	Year Ended March 31, 2012

Potentially dilutive shares	5,306	4,389

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $4 and $7 in the years ended March 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

As of March 31, 2013 and 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $72 in the year ended March 31, 2013 and gain of $97 in the year ended March 31, 2012 have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2013, three major customers represented approximately 33.2%, 20.4% and 6.6% of our gross accounts receivable outstanding, and 0%, 0% and 39% of gross accounts receivable outstanding as of March 31, 2012, respectively. These customers accounted for 33%, 9% and 22% of our gross revenues in the year ended March 31, 2013; and 0%, 0% and 41%, respectively in the year ended March 31, 2012.

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

In the year ended March 31, 2013, the Company determined that there was an impairment of goodwill, amounting to $1,119. In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill, amounting to $2,969. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 of the Company’s financial statements for the year ended March 31, 2013, attached hereto and incorporated herein by reference.

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

In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets, amounting to $2,319. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 10 of the Company’s financial statements for the year ended March 31, 2013, attached hereto and incorporated herein by reference.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions, including Germany, Israel and Australia. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Not applicable.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of March 31, 2013 because of the material weaknesses described below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2013 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2013 because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

On September 13, 2012, Mandalay acquired Logia Group, a leading mobile content development and management solutions provider. For additional information regarding the acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements and Management’s Discussion of Financial Condition and Results of Operations included in Item 7 of this Annual Report. As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Logia Group from its assessment of Mandalay’s internal control over financial reporting as of March 31, 2013.

During management’s annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of March 31, 2013:

Financial Close and Reporting Process

The Company did not maintain sufficient personnel and system resources throughout the year to ensure the financial reports of the Consolidated entity were complete, accurate, and timely. The procedures to review and consolidate the financial statements of recently acquired entities were not adequate to prevent or detect potential material misstatements at the consolidated financial statement level. In addition, the process of consolidating the accounts of the subsidiary companies is largely manual, enabled through an extensive use of spreadsheets, which may be susceptible to error and potentially increase in the number of post closing (“top-side”) adjustments identified through the financial reporting process. The complexity of the close and financial reporting process is compounded by the required conversion from Israeli-based GAAP to U.S. GAAP financial statements.

Management does not believe that any of our annual or interim financial statements issued to-date contain a material misstatement as a result of the aforementioned weaknesses in our internal controls. However, these material weaknesses related to the entity as a whole and affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Our management is in the process of identifying the steps necessary to address the above material weakness existing as of March 31, 2013 described above, as follows:

1.	Hired an experienced Senior Accountant in February 2013 to assist the Principal Financial Officer to define and execute the control procedures over the review and consolidation of subsidiary companies.

2.	Engaged a financial consultant that serves as a liaison between the Board, senior management and the our registered public accounting firm;

3.	Conducting a comprehensive review of the accounting processes and implementing control procedures at the local entity level to ensure a timely and accurate close based on U.S. GAAP;

4.	Documenting, to standards established by senior accounting personnel and the Principal Financial Officer, the review and analysis and related conclusions with respect to complex, non-routine transactions; and

5.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions.

These remediation efforts are expected be implemented during the fiscal year ending March 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of June 28, 2013. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Peter Adderton	46	Chief Executive Officer and Director
Lisa Higgins-Lucero	47	Principal Financial Officer and CFO of Twistbox Entertainment Inc.
Peter Guber	71	Chairman
Robert S. Ellin	48	Director
Paul Schaeffer	66	Director
Chris Rogers	55	Director
Jeff Karish	39	Director
Rob Deutschman	56	Director

Biographical information for our directors and executive officers are as follows:

Peter Adderton. Mr. Adderton has served as our Chief Executive Officer and as a Director on the Board since December 2011. Mr. Adderton founded Boost Mobile in 2000 and remains a Director and the largest shareholder of Boost Mobile Australia. Boost Mobile USA is one of the fastest growing mobile brands in its category with annual revenues over $1 billion and over five million subscribers. Boost Mobile USA was purchased by Nextel in 2004, and remains a wholly-owned subsidiary of Sprint Nextel. In 2005 Mr. Adderton also founded Amp’d Mobile, creating the first integrated mobile entertainment company targeted for youth, young professionals and early adopters. Amp’d Mobile filed for Chapter 11 bankruptcy in 2007.

Lisa Higgins-Lucero. Mrs. Higgins-Lucero serves as the Principal Finance Officer and Corporate Secretary of the Company and as Chief Financial Officer of Twistbox Entertainment, Inc. Mrs. Higgins-Lucero joined the Company in August 2007. She is responsible for all financial reporting and for the strategic planning and reporting of the Company’s operations. She works closely with all areas of the business to supervise finance aspects of each of the Company’s vertical revenue strategies. Mrs. Higgins-Lucero’s prior experience is in various finance roles with publicly traded manufacturing and engineering companies, including 12 years with Odetics, Inc., (now Iteris, Inc., NYSE Amex: ITI).

Peter Guber. Mr. Guber has served as Co-Chairman of our Board of Directors from August 2007 and currently serves as a Chairman of the Board. Mr. Guber is Chairman and CEO of the multimedia Mandalay Entertainment Group. Prior to Mandalay, Mr. Guber was Chairman and CEO of Sony Pictures Entertainment, Chairman and CEO of Polygram Entertainment, Co-Founder of Casablanca Record & Filmworks and President of Columbia Pictures. Mr. Guber produced or executive produced (personally or through his companies) films that garnered five Best Picture Academy Award nominations (winning for Rain Man) and box office hits that include The Color Purple, Midnight Express, Batman, Flashdance and The Kids Are All Right. Mr.Guber is the Owner and Co-executive Chairman of the NBA franchise, the Golden State Warriors. He is also a weekly entertainment and media analyst for Fox Business News and a full professor at UCLA. Mr. Guber serves on the board of directors of Demand Media, an online media publishing company (NYSE: DMD), and is Co-Founder of Geek Chic Daily, a daily email newsletter with inside information on technology & apps, video games, comics, TV & film. Mr. Guber is a noted author with works including “Inside The Deep” and “Shootout: Surviving Fame and (Mis)Fortune in Hollywood.” Mr. Guber wrote the cover article for the Harvard Business Review titled, “The Four Truths of the Storyteller” and has also authored op-ed pieces for the New York Times and the San Francisco Chronicle. Mr. Guber recently released his third book, “Tell To Win — Connect, Persuade, and Triumph with the Hidden Power of Story”, which became a #1 New York Times bestseller.

Robert S. Ellin. Mr. Ellin has served on of our Board of Directors since 2005. Mr. Ellin has more than twenty years of investment and turnaround experience. Since 2004, he has served as Managing Director and Portfolio Manager of Trinad Capital, an activist hedge fund investing primarily in micro-cap and small-cap publicly traded companies. Prior to founding Trinad, Mr. Ellin was Founder and President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies, as well as select private company investments. Mr. Ellin played an active role in its investee companies including board representation, management selection, corporate finance and other advisory services. He spearheaded world-class investments in ThQ, Inc. (THQI), Grand Toys (GRIN), Forward Industries, Inc. (FORD), Majesco Entertainment (COOL), and iWon.com. Mr. Ellin also acquired S&S Industries, Inc. the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to Atlantis, he worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin is also a director of Infosearch Media, Inc. (ISHM.PK), a provider of search-targeted text and video content for the Internet. Mr. Ellin currently also sits the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California. Mr. Ellin holds a Bachelor of Arts degree from Pace University.

Paul Schaeffer. Mr. Schaeffer has been a member of our Board of Directors since August 2007. He is the Vice Chairman, Chief Operating Officer and Co-Founder of Mandalay Entertainment Group. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of the motion picture and television business, focusing primarily on the corporate and business operations of those entities. Prior to forming Mandalay Entertainment, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment (“SPE”), overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He also spent time as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University. The Company considered Mr. Schaeffer to be a valuable resource when it selected him as a director based on having served for more than 5 years as the Chairman of the Finance Committee, and a member of the Board of Trustees of Childrens Hospital Los Angeles, where he also served as a chairman of its Audit Committee, and member of its Compensation Committee and Executive Committee for more than five years.

Chris Rogers. Mr. Rogers has been a member of our Board of Directors since May 2012. Mr. Rogers served as a Senior Vice President, Corporate Development and Spectrum, of Sprint Nextel Corporation, where he evaluated and executed strategic initiatives, including mergers, acquisitions, divestitures, equity investments and joint ventures within the mobile communication and e-commerce sectors. He also was responsible for management and oversight of wireless spectrum licenses and Sprint Nextel’s investment portfolio of emerging technology start-ups. Prior to its merger with Sprint in 2005, Mr. Rogers was Co-Founder and Senior Vice President of Nextel Communications, Inc. as well as Co-Founder of FleetCall Communications, the predecessor to Nextel Communications, and Founder and Chairman of Dispatch Communications, Inc., which was sold to Fleet Call/Nextel in 1993. Rogers holds a Juris Doctor in Communications Law and has served as a Director on multiple public and private company Boards and as a Director for several Washington, DC-based philanthropic organizations. The board appointed Mr. Rogers to serve as a director based on the entirety of his experience and skills, although the Board specifically noted his extensive communications expertise, particularly in strategy, mergers and acquisitions and licensing, and as well as his deep managerial and corporate development experience.

Jeffrey Karish. Mr. Karish joined our Board of Directors on May 23, 2013. Mr. Karish currently serves as President of Windsor Media, Inc., after having served as Executive Vice President and acting General Counsel of that company. Windsor Media’s principal lines of business include a private equity fund, a venture capital fund and fixed income management. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo!, Inc. Before Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish has been a director of the First Pactrust Bancorp, Inc. since 2011. Mr. Karish holds a Juris Doctor from Harvard University, a Masters of Philosophy in International Economics from Cambridge University and a Bachelor of Arts in History from the University of California Berkeley. The board appointed Mr. Karish to serve as a director based on the entirety of his experience and skills, although the Board specifically noted his extensive strategic and managerial expertise, and extensive background in media and corporate development.

Robert Deutschman. Mr. Deutschman has served as a Managing Director at Cappello Capital Corp., an investment banking firm, since 1999 and as Vice Chairman of Cappello Group, Inc. since 2008. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp., and a Senior Vice President at Houlihan, Lokey. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law, where he was a Harlan Fiske Stone scholar. Since 2004, Mr. Deutschman has served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.), a position he assumed upon Enron’s emergence from bankruptcy. Mr. Deutschman has also served on the Advisory Board of the RAND Center for Corporate Ethics and Governance since 2006 and has served as a director of MPG Office Trust, Inc. (NYSE: MPG) since 2011. The board of directors nominated Mr. Deutschman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive investment banking and financial experience and background in strategic advising, mergers and acquisitions and capital raising for institutions and private companies.

Except as noted above, none of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consists of Robert Deutschman, Paul Schaeffer and Chris Rogers. In May 2013, upon joining the Board of Directors, Mr. Deutschman replaced Mr Schaeffer as the Chairman of the committee. The Board of Directors has determined (1) that Mr. Deutschman qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. and meet the criteria for independence as set forth in the Exchange Act. The committee met regularly during the course of the year, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial offer and all other officers directors and employees. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct.

The Code of Conduct applies to all of the Company’s employees, including our principal executive officer and our principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.mandalaydigital.com under the tab “Investor Relations.” If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the code of conduct to any such person, we shall disclose such amendment or waiver on our website at www.mandalaydigital.com under the tab “Investor Relations.”

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met except for the following: (i) one Form 4 report was not timely filed by Trinad Capital Fund, Ltd. with respect to one transaction and (ii) one Form 4 report was not timely filed by the Guber Family Trust with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2012, and our fiscal year ended March 31, 2013, for (i) our Chief Executive Officer, (ii) our other two most highly compensated executive officers who were serving as executive officers as of March 31, 2013, and (iii) one additional individual who is a former executive officer but was not serving as an executive officer at the end of the fiscal year ended March 31, 2013 (collectively, our “named executive officers”).

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock (1) ($)	All Other ($)	Total ($)
Peter Adderton (2) Chief Executive Officer	March 31, 2013 March 31, 2012	465,847 112,500	— 125,000	— 2,025,504	109,709 26,741	575,556 2,289,745

Robert Ellin (3) Executive Chairman	March 31, 2013 March 31, 2012	431,250 112,500	— —	— 3,110,515	76,666 20,000	507,916 3,243,015

Lisa Higgins-Lucero (4) Principal Financial Officer and CFO of Twistbox Entertainment Inc.	March 31, 2013 March 31, 2012	161,538 120,000	— 34,000	— 162,475	12,377 10,999	173,915 327,474

Dan L. Halvorson (5) Chief Financial Officer and Principal Financial Officer	March 31, 2013 March 31, 2012	111,282 —	— —	— —	— —	111,282 —

(1)	The amounts in the “Stock” column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. Under ASC 718, for Messer’s. Adderton and Ellin we estimated the fair value of the restricted stock granted using the Monte Carlo pricing method model that values the restricted stock awards using various random hypothecations of stock price; securities issuances for services; securities issuances for capital raises and acquisitions. The primary assumptions used in this analysis are: Stock price ($0.61 as of December 28, 2011) is projected to fluctuate based on a future annual volatility of 100%; Average monthly stock issuances for services is projected at 100,000 shares with a standard deviation of 50,000 shares; Average monthly stock issuances for capital is projected at 200,000 shares with a standard deviation of 100,000 shares; Average monthly stock issuances for acquisitions is projected at 200,000 with a standard deviation of 100,000 shares; Acquisition share issuances were not assumed for the first 3 months; Market cap hurdles of $100 million and $200 million are based on maintaining those levels for 30 trading days; Dilutive share analysis included warrants, options, restricted stock grants and convertible debt with only fixed price conversion and exercise prices; and restricted stock discount of 36.1%, risk-free rate of 0.1% and dividend yield of 0%. Forfeiture rate was assumed to be 0% due to the lack of any service requirement related to these awards.

The amounts for other recipients in the “Stock” column was computed under ASC 718. We estimated the fair value of restricted stock using the Black-Scholes pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Vesting schedules for unvested stock grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table”.

(2)	Mr. Adderton was appointed as our Chief Executive Officer on December 28, 2011 following a period of service as our interim Chief Executive Officer that began on July 15, 2011. Mr. Adderton was previously serving as an advisor to us and received a warrant to purchase 30,000 shares of our common stock at a per share price of $1.95 on September 27, 2010. Mr. Adderton was reimbursed $79,992 and $20,000 for his personal assistant in the years ended March 31, 2013 and 2012, respectively. The reimbursement was paid through payment to Skycrest Ventures, LLC, and such amounts are disclosed under “All Other”.
(3)	Mr. Ellin served as Executive Chairman of the Board of Directors from December 28, 2011 until April 15, 2013. Mr. Ellin also received $76,666 and $20,000 in the years ended March 31, 2013 and 2012, respectively for a personal assistant that was reimbursed to Trinad Management, LLC, and such amounts are disclosed under “All Other”. Prior to his appointment as Executive Chairman, we were a party to a Management Agreement, dated September 14, 2006 with Trinad Management, LLC, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management, LLC provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving the Company, for a fee of $90,000 per quarter.
(4)	Ms. Higgins-Lucero began acting as our Principal Financial Officer on July 26, 2011 and again on December 26, 2012.
(5)	Mr. Halvorson served as Chief Financial Officer from September 14, 2012 until December 26, 2012. Mr. Halvorson was granted 400,000 options that were to vest monthly over three years. The options vested on December 26, 2012 were forfeited on March 26, 2013.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreement with Peter Adderton. On December 28, 2011, we entered into an employment agreement with Mr. Adderton as the Company’s Chief Executive Officer. Mr. Adderton’s employment agreement provides for a one-year term and an annual salary of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated and Mr. Adderton has received his full salary since April 1, 2012 and received a lump sum payment for the portion of his salary that was deferred from December 28, 2011 to March 31, 2012 on April 9, 2012. Mr. Adderton was eligible to receive a special incentive bonus if certain debt and/or equity financings were consummated, and was also eligible to receive an annual cash bonus in the amount of 100% of his base salary, upon on the satisfaction of performance-related milestones to be agreed upon between Mr. Adderton and our board of directors. Under the contract, Mr. Adderton will also be reimbursed for the annual fee of a personal assistant of up to $80,000 per year during the term of his employment. That contract expired naturally on December 28, 2012 in accordance with its terms. Mr. Adderton continues to serve the Company in the same office and capacity, and for the same cash compensation and benefits as he was receiving under the agreement.

In December 2011, Mr. Adderton also received a grant of 1,807,500 shares of our restricted common stock that vest in three equal tranches upon the occurrence of the following events: (i) one or more debt or equity financings during the two years following the date of the agreement (the “Measurement Period”) with gross proceeds of at least $5 million; (ii) our achievement on any date during the Measurement Period of a total enterprise value (computed by multiplying the number of outstanding shares of common stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for common stock for the 30-trading day period immediately preceding the date of determination) of $100 million or more; and (iii) our achievement on any date during the Measurement Period of a total enterprise value (calculated as set forth in clause (ii) above) of $200 million or more; provided, however, that all unvested shares of restricted common stock will vest immediately upon the sale of all or substantially all of our assets, upon the merger or reorganization of our Company following which the equity holders immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of our equity securities representing 50% or more of our voting power or 50% or more of the economic interest in us in a single transaction or in a series of related transactions. The first tranche of the grant of restricted common stock described above vested as of December 29, 2011 upon the funding of the $7 million financing from Adage Capital Partners, L.P.

Mr. Adderton is also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Adderton’s election, upon our achievement of certain higher total enterprise values. All of Mr. Adderton’s shares of restricted common stock are subject to a one-year prohibition on transfer from the applicable vesting date.

During the fiscal year ended March 31, 2013, we did not grant Mr. Adderton any stock options or other equity compensation.

Executive Chairman Agreement with Robert Ellin. On December 28, 2011, we entered into an executive chairman agreement with Mr. Ellin. Mr. Ellin’s executive chairman agreement provides for a one-year term and an annual fee of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin was eligible to receive an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors. Mr. Ellin was also reimbursed for the annual fee of a personal assistant of up to $80,000 per year during the term of this executive chairman agreement. On December 28, 2012, the agreement with Mr. Ellin expired naturally. The Company continued to retain Mr. Ellin on the same cash terms, on an at-will basis until April 15, 2013 when such at-will cash retention ended. Mr. Ellin remains on the Board of Directors and is eligible to be awarded the same compensation that may be offered to other non-management directors.

In December 2011, Mr. Ellin also received three grants totaling 1,600,000 shares of our restricted common stock and vests as follows:

•

The first grant of 680,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third shall vest if on any date during the term or within 12 months following the term, our total enterprise value equals or exceeds $100,000,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

•	The second grant of 720,000 shares was granted on December 28, 2011 and vested fully on the date of the grant. These shares may not be transferred for a period of two years from the date of grant.

•	The third grant of 200,000 shares was granted on December 28, 2011 and vest one year from the date of grant. These shares may not be transferred for a period of one year from the vesting date.

Mr. Ellin was also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Ellin’s election, upon our achievement of certain higher total enterprise values.

During the fiscal year ended March 31, 2013, we did not grant Mr. Ellin any additional stock options or other equity compensation.

Employment Agreement with Lisa Higgins-Lucero. Ms. Higgins-Lucero joined us on August 27, 2007. Ms. Higgins-Lucero has a written employment contract with our wholly owned subsidiary Twistbox which provides for a bonus of up to 10% of her then base salary, at the discretion of management. She receives a base salary of $180,000 per year, payable in accordance with our payroll guidelines. She is eligible for a bonus at the discretion of our board of directors. During the fiscal year ended March 31, 2013, we did not grant Ms. Higgins-Lucero any stock options or other equity compensation. Effective January 3, 2012, we granted Ms. Higgins-Lucero 100,000 shares of restricted common stock, of which 50,000 vested immediately and 50,000 will vest upon the achievement of performance criteria at the Chief Executive Officer’s discretion and with the approval of the board of directors, however, all unvested shares will vest immediately upon the sale of all or substantially all of our assets, upon the merger or reorganization of our Company following which the equity holders immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of our equity securities representing 50% or more of our voting power or 50% or more of the economic interest in us in a single transaction or in a series of related transactions.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2013

The following table presents information regarding outstanding options and unvested stock awards held by our named executive officers as of March 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Peter Adderton Chief Executive Officer (1)	—	—	—	—	—	1,235,000	1,519,563	—	—

Robert Ellin Executive Chairman (2)	100,000 —	— —	— —	13.75 —	6/18/18 —	200,000 453,333	155,880 555,333	— —	— —

Lisa Higgins-Lucero Principal Financial Officer and CFO of Twistbox Entertainment Inc. (3)	1,951	—	—	4.05	10/9/17	50,000	232,500	—	—

(1)	Effective December 28, 2011, we granted Mr. Adderton 1,807,500 shares of restricted common stock, one third of which vested as of December 29, 2011. The remaining 1,205,000 shares vest as described above under — “Narrative Disclosure to Summary Compensation Table — Employment Agreement with Peter Adderton.” Mr. Adderton also received a warrant to purchase 30,000 shares of our common stock at a per share price of $1.95 on September 27, 2010.
(2)	Effective June 18, 2008, we granted Mr. Ellin 100,000 stock options. The stock options are exercisable at the exercise price of $13.75 per share until June 18, 2018. Effective December 28, 2011, we granted Mr. Ellin 1,600,000 shares of restricted stock, of which 946,667 shares have vested. The remaining 453,333 shares vest as described above under — “Narrative Disclosure to Summary Compensation Table — Executive Chairman Agreement with Robert Ellin.”
(3)	Effective January 31, 2008, we granted Ms. Higgins-Lucero 1,951 stock options. The stock options are exercisable at the exercise price of $4.05 per share until October 9, 2017. Effective January 3, 2012, we also granted Ms. Higgins-Lucero 100,000 shares of restricted common stock, half of which were vested as of January 3, 2012. The remaining 50,000 shares vest as described above under — “Narrative Disclosure to Summary Compensation Table — Employment Agreement with Lisa Higgins-Lucero.”

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Guber (2)	—	—	—	—	—
Robert S. Ellin (3)	—	—	—	—	—
Paul Schaeffer (4)	52,500	—	—	—	52,500
Peter Adderton (5)	—	—	—	—	—
Chris Rogers (6)	—	433,333	—	—	433,333
Jeffrey Karish (7)	—	—	—	—	—
Robert Deutschman (8)	—	—	—	—	—

(1)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the stock vesting term. The amount of expense recognized represents the expense associated with the stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of stock that actually vest or are forfeited are recorded.
(2)	As of March 31, 2013, Mr. Guber held 100,000 options with an exercise price of $13.75 per share, and 200,000 shares of unvested restricted common stock.

(3)	Mr. Ellin was Executive Chairman of the Board of Directors from December 28, 2011 until April 15, 2013. His compensation for fiscal year 2013 is fully reflected in the “Summary Compensation Table” above. Mr. Ellin received no additional compensation for his service as a director.
(4)	As of March 31, 2013, Mr. Schaeffer held 60,000 options with an exercise price of $13.75 per share, and 200,000 shares of unvested restricted common stock.
(5)	Mr. Adderton was appointed as our interim Chief Executive Officer on July 15, 2011 and was appointed as our Chief Executive Officer on December 28, 2011. His compensation for fiscal year 2013 is fully reflected in the “Summary Compensation Table” above. Mr. Adderton received no additional compensation for his service as a director.
(6)	As of March 31, 2013, Mr. Rogers held 86,667 shares of unvested restricted common stock.
(7)	Mr. Karish was elected to our board of directors on May 23, 2013.
(8)	Mr. Deutschman was elected to our board of directors on May 23, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 28, 2013, there were approximately 20,448,224 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
Robert S. Ellin (3)	6,092,859	25.4%
Peter Guber (4)	3,839,932	16.8%
Adage Capital Partners LP (5)	2,510,667	12.0%
Peter Adderton (6)	1,837,500	9.0%

Paul Schaeffer (7)(8)	460,000	2.2%
Lisa Higgins-Lucero (10)	101,952	0.5%
Christopher Rogers (9)	86,667	0.4%
Jeffrey Karish (11)	60,000	0.3%
Robert Deutschman (12)	60,000	0.3%
All directors and named executive officers as a group (8 individuals)	12,448,909	47.5%

(1)	Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Digital Group, Inc., 2811 Cahuenga Boulevard West, Los Angeles, CA 90068.
(2)	Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of June 28, 2013, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)

Trinad Capital Master Fund, Ltd. is the beneficial owner of 4,372,859 shares of common stock, which includes (a) 995,304 issued and outstanding shares of common stock, (b) 56,180 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $13.35 per share, (c) 2,321,375 (2,000,000 principal, 321,375 accrued interest) shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd. (at the time of conversion accrued interest will also be converted and increase total number of shares issued) and which is convertible at a price per share of $0.75, and (d) 1,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $1.25 per share. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) is deemed the beneficial owner of 4,472,859 shares of common stock which includes 4,372,859 shares of common stock held by Trinad Capital Master Fund, Ltd. and 20,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, assuming conversion price $5.00 per share. Trinad Management, LLC disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC is deemed the beneficial owner of 6,172,859 shares of common stock, which includes (i) 4,372,859 shares of common stock held by Trinad Capital Master Fund, Ltd., (ii) 100,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, (iii) 1,600,000 issued and outstanding shares of common stock owned by Mr. Ellin, and (iv) options to purchase 20,000 shares of common stock owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Trinad Capital LP (as the owner of 70.20% of the shares of Trinad Capital Master Fund, Ltd. as of March 31, 2013) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of (a) 3,696,377 shares of common stock (representing 84.53% of the shares of the 4,372,859 shares of common stock held directly, and not through a derivative security, by Trinad Capital Master Fund, Ltd.), (b) 56,180 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $13.35 per share, (c) 2,321,375 shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd., and (d) 1,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $1.25 per share. Trinad Advisors II, LLC disclaims beneficial ownership of the shares of common stock beneficially owned by Trinad Capital LP, except to the extent of its pecuniary interest therein.

Each of the beneficial owners share the power to vote or to direct the vote and to dispose or to direct the disposition of common stock it or he may be deemed to beneficially own, except that Mr. Ellin has the sole power to vote or to direct the vote of 1,600,000 shares of vested and unvested stock owned by him and to dispose or to direct the disposition of 1,146,667 shares of fully vested common stock owned by him, and will have the power to vote or to direct the vote and to dispose or to direct the disposition of 100,000 shares of common stock underlying the options granted to Mr. Ellin on June 18, 2008 at an exercise price of $13,75 per share, upon their exercise.

(4)	The Guber Family Trust (the “Trust”), of which Peter Guber serves as a trustee, is the beneficial owner of 3,839,932 shares of common stock, which consists of: (a) 1,469,502 issued and outstanding shares of common stock, (b) 56,180 shares of common stock issuable upon exercise of warrants at an exercise price of $13.35 per share, (c) 1,547,583 (1,333,333 principal, 214,250 accrued interest) shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,000,000 (at the time of conversion accrued interest will also be converted and increase total number of shares issued) and which is convertible at a price per share of $0.75, and (d) 666,667 shares of common stock issuable upon exercise of warrants at an exercise price of $1.25 per share. Peter Guber disclaims beneficial ownership of the shares of common stock directly and beneficially owned by the Trust, except to the extent of his pecuniary interest therein. Mr. Guber directly owns 300,000 shares of common stock, which consists of 200,000 shares of fully vested common stock, and options to purchase 100,000 shares of our common stock, which options are fully vested. Mr. Guber, as trustee of the Trust, has the sole power to vote or to direct the vote and dispose or to direct the disposition of 3,539,932 shares of common stock. Mr. Guber shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 100,000 shares of common stock underlying the options granted to Mr. Guber on June 18, 2008 at an exercise price of $13.75 per share, upon their exercise.
(5)	Adage Capital Partners LP is the beneficial owner of 2,510,667 shares of common stock, which consists of 2,010,667 issued and outstanding shares of common stock, and 500,000 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share. Adage Capital Partners LP has the sole power to vote or to direct the vote and dispose or to direct the disposition of 2,510,667 shares of common stock. The address of Adage Capital Partners LP is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(6)	Peter A. Adderton is the beneficial owner of 1,837,500 shares of common stock, which consists of (a) 1,807,500 issued and outstanding shares of common stock and (b) 30,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.95 per share. Mr. Adderton has the sole power to vote or to direct the vote of 1,807,500 shares of common stock and to dispose or to direct the disposition of 602,500 shares of common stock (subject to a one-year prohibition on transfer from the applicable vesting date).
(7)	The William C. Powers Trust dated 12/18/09 is the beneficial owner of 1,071,427 shares of common stock, which consists of 857,142 issued and outstanding shares of common stock, and 214,285 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share. The Powers Trust dated 12/18/09 is the beneficial owner of 357,143 shares of common stock, which consists of 285,714 issued and outstanding shares of common stock, and 71,429 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share. William C. Powers is the trustee of the William C. Powers Trust and has the sole power to vote or to direct the vote and dispose or to direct the disposition of 1,071,427 shares of common stock. William C. Powers and his wife, Carolyn Clark are the co-trustees of the Powers Trust and jointly have the power to vote or to direct the vote and dispose or to direct the disposition of 357,143 shares of common stock. The address of the trusts is 840 Newport Center Drive Newport Beach, CA 92660.
(8)	Paul & Judy Schaeffer Living Trust is the beneficial owner of 200,000 shares of common stock. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Mr. Schaeffer directly owns options to purchase 60,000 shares of our common stock, which options are fully vested, and 200,000 shares of fully vested shares of common stock Mr. Schaeffer will have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 60,000 shares of common stock underlying the options granted to Mr. Schaeffer on June 18, 2008 at an exercise price of $13.75 per share, upon their exercise.
(9)	Lisa Higgins-Lucero is the beneficial owner of 101,952 shares of common stock, which consists of 100,000 issued and outstanding shares, and options to purchase 1,952 shares of common stock. Mrs. Higgins-Lucero has the sole power to vote or to direct the vote and dispose or to direct the disposition of 50,000 shares of fully vested common stock and has the sole power to vote or direct the vote of 50,000 unvested shares, and will have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 1,952 shares of common stock underlying the options granted to Mrs. Higgins-Lucero on January 31, 2008 at an exercise price of $4.05 per share, upon their exercise.
(10)	Christopher Rogers is the beneficial owner of 86,667 shares of common stock. Mr. Rogers has the sole power to vote or to direct the vote and will have the sole power to dispose or to direct the disposition of 86,667 shares of unvested vested common stock once it becomes vested.
(11)	Jeffrey Karish has been granted 60,000 shares of restricted common units that vest on the one year anniversary of his joining the board. Mr. Karish has the sole power to vote or to direct the vote of such shares.
(12)	Robert Deutschman has been granted 60,000 shares of restricted common units that vest on the one year anniversary of his joining the board. Mr. Deutschman has the sole power to vote or to direct the vote of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay Digital Group, Inc.

On April 12, 2013 the Company entered into Equity Financing Binding Term Sheets (the “Equity Agreements”), with Trinad Capital Master Fund, Ltd. (“Trinad”) and the Guber Family Trust (the “Guber Trust”) pursuant to which the Company agreed to issue a total of 285,714 shares of its common stock and warrants to purchase a total of 71,428 shares of its common stock (subject to adjustment), for a total purchase price of $1,000,000 in cash for both Equity Agreements. The warrants have an exercise price of $3.50 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance. In addition, the Equity Agreements provide that (a) the Company will use its best efforts to file a registration statement covering the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants within 120 calendar days after the date of the Equity Agreement and use its best efforts to cause the registration statement to become effective as soon as possible thereafter; and (b) each investor will have a right to participate in future financings by the Company (subject to standard exceptions) for a period of two years on a pro rata basis in accordance with his ownership interests in the Company (on a fully diluted basis assuming exercise of the applicable warrant).

Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our director, Robert Ellin. The Guber Trust is one of our principal stockholders, and Peter Guber, the Company’s Chairman, serves as Trustee of the Guber Trust.

Senior Secured Convertible Notes

On June 21, 2010, we sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain significant stockholders, comprised of a $1,500,000 New Senior Secured Note sold and issued to Trinad Capital Master Fund and a $1,000,000 New Senior Secured Note sold and issued to the Guber Family Trust (the “Offering”). Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our Executive Chairman, Robert Ellin. Peter Guber, our Chairman, serves as trustee of the Guber Family Trust. The New Senior Secured Notes have a three-year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, we may, at our option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of our common stock at a conversion price of $0.75 per share, subject to adjustment. The New Senior Secured Notes are secured by a first priority lien on substantially all of our and our subsidiaries’ assets. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the New Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis and then to July 9, 2013, the current Maturity Date, and the parties are discussing an additional extension or other satisfactory arrangement for the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of our common stock at an exercise price of $1.25 per share, subject to adjustment. For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 33,333 shares of common stock. Each Warrant has a five-year term.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 15, 2013, the independent directors of the Board were Paul Schaeffer, Chris Rogers, Jeffrey Karish, and Robert Deutschman is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by Singer Lewak, LLP, our independent registered public accounting firm engaged to provide audit for the fiscal years ended March 31, 2013 and March 31, 2012 were:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit fees	$292,556	$277,004
Audit related fees		—
Tax fees		—
All other fees	35,886	—
Total	$328,442	$277,004

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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2013 and 2012.

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

(3) Exhibits: See Item 15(b) below.

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.7	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.8	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.9	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012*

3.1	Certificate of Incorporation. [2]

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012. [32]

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013. [33]

3.4	Certificate of Correction of Certificate of Amendment, dated April 9, 2013. [33]

3.5	Bylaws. [2]

3.6	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [28]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due July 9, 2013. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012 [34]

4.11	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012 [34]

4.12	Amended and Restated Warrant Issue Agreement, dated January 1, 2011[34]

4.13	Allonge to Warrant, dated January 1, 2011 [34]

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.15	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.16	Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.17	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.18	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.19	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.20	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.21	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.22	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.36	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.37	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.38	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.39	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.40	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.41	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.42	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.43	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.44	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.45	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.46	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.47	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.48	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.49	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.50	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.51	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.52	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.53	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.54	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.55	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.56	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.57	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.58	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.59	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.60	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.61	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.62	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.65	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.66	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.67	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.69	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [21]

10.71	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010. [24]

10.72	Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.73	Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.74	Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc. [25]

10.75	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke. [25]

10.76	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch. [25]

10.77	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties. [25]

10.78	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P. [25]

10.79	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC. [25]

10.80	Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P. [25]

10.81	Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC. 26†

10.85	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc. 26†

10.87	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc. 26†

10.88	Subordinated Convertible Promissory Note, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.89	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.90	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 29†

10.91	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 29†

10.92	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 29†

10.93	Restricted Stock Agreement, dated January 1, 2011.*

10.94	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. (27)†

10.95	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. (27)

10.96	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. (27) †

10.97	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC.*

10.98	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P.*

10.99	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012*

10.100	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012*

10.101	Form of Indemnification with Directors and Executive Officers. (30) †

10.102	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. (31) †

10.103	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. (31) †

10.104	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. (31) †

10.105	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. (31) †

10.106	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. (31) †

10.107	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. (31) †

10.108	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (31)

10.109	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. (31)

10.110	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. (31)

10.111	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012.*

21	List of Subsidiaries *

31.1	Certification of Peter Adderton, Principal Executive Officer. *

31.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 15, 2008.
(16)	Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 2, 2008.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 23, 2009.
(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 4, 2009.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2009.
(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 14, 2009.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.
(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 28, 2010.
(25)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.
(26)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 22, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.
(28)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.
(30)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.
(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.
(32)	Incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.
(34)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 26, 2012.
(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 14, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.
(37)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.
(38)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2012.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.
Dated: July 1, 2013

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

Signatures	Title	Date

/s/ Robert Ellin	Director	July 1, 2013
Robert S. Ellin

/s/ Peter Guber	Chairman of the Board	July 1, 2013
Peter Guber

/s/ Paul Schaeffer	Director	July 1, 2013
Paul Schaeffer

/s/ Peter Adderton	Chief Executive Officer and Director (Principal Executive Officer)	July 1, 2013
Peter Adderton

/s/ Christopher Rogers	Director	July 1, 2013
Chris Rogers

/s/ Jeffrey Karish Jeffrey Karish	Director	July 1, 2013

/s/ Robert Deutschman Robert Deutschman	Director	July 1, 2013

/s/ Lisa Higgins-Lucero	Chief Financial Officer, Twistbox Entertainment, Inc. (Principal Financial Officer and Principal Accounting Officer)	July 1, 2013
Lisa Higgins-Lucero

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Financial Statements

March 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mandalay Digital Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mandalay Digital Group, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operation, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and its current liabilities exceed its current assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California

July 1, 2013

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,149	$8,799
Accounts receivable, net of allowances of $130 and $108, respectively	1,995	1,190
Deposits	563	—
Prepaid expenses and other current assets	285	120

Total current assets	3,992	10,109
Property and equipment, net	148	230
Intangible assets, net	4,757	817
Goodwill	3,588	3,640

TOTAL ASSETS	$12,485	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,783	$3,051
Accrued license fees	669	1,155
Accrued compensation	692	582
Current portion of long term debt, less discount of $726 and $0, respectively	3,777	75
Warrant derivative liabilities	—	452
Deferred tax liabilities	134	—
Other current liabilities	704	705

Total current liabilities	9,655	6,020
Long term secured note, less discount of $0 and $2,147, respectively	1,252	3,077
Long term contingent liability, less discount of $159 and $0, respectively	841	—

Total liabilities	$11,748	$9,097

Stockholders’ equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 19,222,493 issued and 18,467,894 outstanding at March 31, 2013; 16,701,389 issued and 15,946,789 outstanding at March 31, 2012;	7	7
Additional paid-in capital	142,571	133,300
Treasury Stock (754,600 shares at March 31, 2013 and 2012)	(71)	(71)
Accumulated other comprehensive loss	(266)	(194)
Accumulated deficit	(141,604)	(127,443)

Total stockholders’ equity	737	5,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,485	$14,796

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	12 Months Ended March 31, 2013	12 Months Ended March 31, 2012
Net revenues	$6,025	$7,230

Cost of revenues
License fees	963	2,643
Other direct cost of revenues	1,648	230

Total cost of revenues	2,611	2,873

Gross profit	3,414	4,357

Operating expenses
Product development	1,712	2,154
Sales and marketing	971	873
General and administrative	11,992	13,013
Impairment of intangible assets	—	2,319
Impairment of goodwill	1,119	2,969

Total operating expenses	15,794	21,328

Loss from operations	(12,380)	(16,971)
Interest and other income / (expense)
Interest income/ (expense)	(1,883)	(12,497)
Foreign exchange transaction gain / (loss)	(7)	(94)
Change in fair value of accrued derivative liabilities gain / (loss)	(22)	(4,447)
Loss on extinguishment of debt	—	2,004
Gain / (loss) on settlement of debt	337	1,393
Gain / (loss) on disposal of fixed assets	(33)	15
Loss on change on valuation of long term contingent liability	(83)	—

Interest and other expense	(1,691)	(13,626)

Loss from operations before income taxes	(14,071)	(30,597)
Income tax provision	90	(110)

Net loss from continuing operations, net of taxes	(14,161)	(30,707)
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(72)	97
Comprehensive (loss) / income	$(14,233)	$(30,610)

Basic and diluted net income / (loss) per common share	$(0.80)	$(3.11)

Weighted average common shares outstanding, basic and diluted	17,631	9,884

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2011	8,254,845	$4	100,000	$100	754,600	$(71)	$99,612	$(291)	$(96,736)	$2,618
Net loss									(30,707)	(30,707)
Foreign currency translation gain								97		97
Issuance of common stock as part of compensation	69,449						69			69
Issuance of restricted stock for services	4,790,000	2					6,666			6,668
Issuance of warrants to vendor for services rendered							133			133
Issuance of warrants related to convertible debt							4,374			4,374
Issuance of restricted stock for acquisition of assets	10,000						31			31
Reclassification of derivative liabilities							9,034			9,034
Issuance of common stock for cash	771,429						2,700			2,700
Issuance of restricted stock as part of compensation	275,000						568			568
Convertible debt converted to stock	2,530,667	1					10,113			10,114

Balance at March 31, 2012	16,701,389	$7	100,000	$100	754,600	$(71)	$133,300	$(194)	$(127,443)	$5,699

Net loss									(14,161)	(14,161)
Foreign currency translation loss								(72)		(72)
Issuance of restricted stock for services	344,098						4,358			4,358
Issuance of warrants to vendor for services rendered	73,002						555			555
Vesting of options issued to employee							116			116
Vesting of shares issued to employee	300,000						371			371
Issuance of common stock for cash	728,571						2,550			2,550
Issuance of common stock related to acquisition	187,500						788			788
Issuance of common stock as deposit of pending acquisition	133,334						533			533

Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,600	$(71)	$142,571	$(266)	$(141,604)	$737

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended		Year Ended
	March 31,		March 31,
	2013		2012
Cash flows from operating activities
Net (loss)/income		$(14,161)	$(30,707)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization		646	429
Loss on extinguishment of debt		—	(2,004)
Amortization of debt discount		1,420	9,709
Interest accrued		290	—
PIK Interest		151	575
Allowance for doubtful accounts		22	(12)
Finance costs		—	1,194
Fair value of financing costs related to conversion options		—	1,255
Stock-based compensation		487	—
Impairment of goodwill and intangibles		1,119	5,288
Warrants issued for services		555	133
Stock and stock options issued for services		3,079	7,302
Settlement of debt with a supplier		(337)	(1,393)
Loss on fair value of contingent liability		(83)	—
Increase / (decrease) in fair value of derivative liabilities		22	4,447
Loss on disposal of leasehold improvements		41	—
(Increase) / decrease in assets:
Accounts receivable		(260)	1,521
Deposits		(510)	—
Prepaid expenses and other current assets		377	176
Increase / (decrease) in liabilities:
Accounts payable		513	637
Accrued license fees		(421)	(34)
Accrued compensation		110	211
Other liabilities and other items		75	(556)

Net cash used in operating activities		(6,865)	(1,829)

Cash flows from investing activities
Purchase of property and equipment		(12)	(17)
Cash used in acquisition of subsidiary		(3,416)	—
Cash acquired with acquisition of subsidiary		59	—

Net cash used in investing activities		(3,369)	(17)

Cash flows from financing activities
Proceeds from new convertible debt		—	7,000
Issuance of shares for cash		2,550	2,700

Net cash provided by financing activities		2,550	9,700

Effect of exchange rate changes on cash and cash equivalents		34	100

Net change in cash and cash equivalents		(7,650)	7,954
Cash and cash equivalents, beginning of period		8,799	845

Cash and cash equivalents, end of period		$1,149	$8,799

Supplemental disclosure of cash flow information:
Taxes paid		$34	$119

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and interest to shares of common stock	$		$8,852

Issuance of warrants with convertible debenture	$	`	$4,636

Beneficial conversion feature associated with convertible debenture	$		$8,915

Reclassify derivative liability to additional paid in capital	$		$13,786

Contingency earn out on acquisition of subsidiary, net of discount		$841	$—

Common stock of the Company issued for pending acquisition of an asset		$533	$—

Common stock of the Company issued for acquisition of subsidiary		$788	$—

Exercise of warrants to purchase common stock of the Company		$474	$—

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Notes to Audited Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

On May 10, 2010, an administrator was appointed over AMV Holding Limited in the UK, at the request of the Company’s senior debt holder. As from that date, AMV and its subsidiaries are considered to be a discontinued operation. AMV and its subsidiaries were subsequently disposed, as set out in Note 9 below.

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

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, by assignment to the acquisition entity, M.D.G. Logia Holdings Ltd (“MDG”), acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Logia companies that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, Mandalay Digital Group, Inc. purchased 23% of the outstanding shares of the Targets and MDG purchased 77% of such shares. On November 7, 2012, Mandalay Digital Group, Inc. contributed all of its shares of the Targets to MDG pursuant to a Contribution Agreement among Mandalay Digital Group, Inc., Digital Turbine Group, Inc. and MDG. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this annual report.

Logia is a mobile content development and management solutions provider of innovative mobile monetization solutions. It provides solutions for top-tier mobile operators and content providers, including device application management solutions, white label app and media stores, app-based value added services, and mobile social music and TV offerings.

On March 28, 2013 and April 9, 2013, the Company filed a Certificate of Amendment and Certificate of Correction of Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment, as corrected, became effective as of April 12, 2013.

As a result of the Reverse Stock Split, every five (5) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one (1) share of our common stock. Our post-Reverse Stock Split common stock began trading on April 15, 2013 with a new CUSIP number of 562562-207. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this annual report.

MIA is a leading mobile solutions provider based in Australia. MIA has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (“Sphere”). MIA enables experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format. The Sphere platform enables carriers, media companies and brands to work together.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has losses from operations, negative cash flows from operations, and current liabilities exceed current assets. These conditions raise doubt as to the Company’s ability to continue as a going concern.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal years 2012 and 2013, the Company raised $9.7 and $2.6 million, respectively, through issuance of convertible debt and equity financings and an additional $3 million through restructuring of existing debt to convertible debt. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$59
Accounts receivable	567
Prepaid expenses and other assets	86
Customer relationships	3,454
Developed technology	818
Trade names / Trademarks	143
Non-compete agreements	54
Goodwill	1,067
Current liabilities	(1,222)
Long-term debt	(35)

Purchase price	$4,991

In addition to the value assigned to the acquired workforce, the Company recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. This goodwill arises because the purchase price reflects the strategic fit and resulting synergies that the acquired business brings to the Company’s existing operations. The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. One of the purchase price allocation areas to be completed is the valuation of the deferred taxes for the acquisition. The initial allocation of excess purchase price is the result of a preliminary analysis performed, and is subject to revision upon finalization.

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

The amortization period for the intangible assets is as follows:

Remaining Useful Life
Customer relationships	10 years
Developed technology	5 years
Trade names / Trademarks	5 years
Non-compete agreements	4 years
Goodwill	Indefinite

The operating results of the Targets are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to March 31, 2013 are as follows:

Unaudited
Revenue	$3,031
Cost of goods sold	1,118

Gross profit	$1,913
Operating expenses	1,255

Income from operations	658
Non-operating expenses, net	10
Provision for income tax	34

Net income	$614

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The pro forma financial information of the Company’s consolidated operations if the acquisition of the Targets had occurred as of April 1, 2011 is presented below.

	Unaudited Twelve Months Ended March 31,
	2013	2012
Revenues	$8,689	$16,548
Cost of goods sold	4,188	10,138

Gross profit	4,501	6,410
Operating expenses	15,234	23,539

Loss from operations	(10,733)	(17,129)
Non-operating expense	1,755	13,828

Loss before provision for income taxes	(12,488)	(30,957)
Provision for income taxes	83	118

Net loss	$(12,571)	$(31,075)

Basic and diluted loss per share	$(0.71)	$(3.14)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation,

Revenue Recognition

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

For direct to consumer business, revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases, the Company records, as revenue, the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2013	2012
Potentially dilutive shares	5,306	4,389

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

Deposits

As of March 31, 2013, the Company has deposits of $563. A deposit in the amount of $533 was made pursuant to an asset purchase agreement entered into by the Company on December 6, 2012 whereby the Company delivered stock as a nonrefundable deposit. If the asset purchase is completed, then the deposits will be credited against the purchase price; however, if the asset purchase is not completed, then the deposit will be expensed.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense for continuing operations was $4 and $7 in the years ended March 31, 2013 and 2012, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Fair Value of Financial Instruments

As of March 31, 2013 and 2012, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.

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

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $72 in the year ended March 31, 2013 and gain of $97 in the year ended March 31, 2012 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2013, three major customers represented approximately 33.2%, 20.4% and 6.6% of our gross accounts receivable outstanding, and 0%, 0% and 39% of gross accounts receivable outstanding as of March 31, 2012, respectively. These customers accounted for 33%, 9% and 22% of our gross revenues in the year ended March 31, 2013; and 0%, 0% and 41%, respectively in the year ended March 31, 2012.

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

In the year ended March 31, 2013, the Company determined that there was an impairment of goodwill, amounting to $1,119. In the year ended March 31, 2012, the Company determined that there was an impairment of goodwill, amounting to $2,969. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2012, the Company determined that there was an impairment of intangible assets amounting to $2,319. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 10 below.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning April 1, 2012. The Company adopted the new guidance and will present components of net income and other comprehensive income in one continuous statement.

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

Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

Warrant derivative liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2013	$—	$—	$—	$—
March 31, 2012	$452	$—	$452	$—

The warrant derivative liability was exercised in the period ending June 30, 2012, and is discussed further at Note 13.

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of March 31, 2013, was determined to be $841.

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2013	$841	$—	$—	$841
March 31, 2012	$—	$—	$—	$—

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

6.	Accounts Receivable

	March 31,	March 31,
	2013	2012
Billed	$434	$709
Unbilled	1,691	589
Less: allowance for doubtful accounts	(130)	(108)

Net Accounts receivable	$1,995	$1,190

The Company had no significant write-offs or recoveries during the years ended March 31, 2013 and 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

7.	Property and Equipment

	March 31, 2013	March 31, 2012
Equipment	$1,412	$1,310
Furniture & fixtures	499	484
Leasehold improvements	—	184

	1,911	1,978
Accumulated depreciation	(1,763)	(1,748)

Net Property and Equipment	$148	$230

Depreciation expense for the years ended March 31, 2013 and 2012 was $113 and $199, respectively.

8.	Description of Stock Plans

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 18,066,667 remain available for issuance as of March 31, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Options

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	100	$4.20
Canceled	67	$4.20
Forfeited	33	$4.20
Exercised	—	$—

Outstanding at March 31, 2013	—	$—

Exercisable at March 31, 2013	—	$—

The following table summarizes options granted that are not under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2012	—	$—

Granted	300	$4.20
Canceled	300	$4.20
Forfeited	—	$—
Exercised	—	$—

Outstanding at March 31, 2013	—	$—

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

The following table summarizes options granted under the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan for the periods or as of the dates indicated:

A summary of the status of the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, nonvested options as of March 31, 2013 and 2012 pursuant to the Plan, and changes during the years ended March 31, 2013 and 2012 is presented below:

Options

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

(in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2012	960	$9.00

Granted	—	$—
Vested	—	$—
Exercised	—	$—

Nonvested at March 31, 2013	960	$9.00

Option Plans and Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain nonvested options as of March 31, 2013 and 2012.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Twelve Months Ended March 31, 2013	Twelve Months Ended March 31, 2012
Product development	$—	$69
Sales and marketing	—	—
General and administrative	707	7,233

	$707	$7,302

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

9.	Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2011	$6,609
Goodwill Impairment	(2,969)

Balance at March 31, 2012	3,640
Acquisition	1,067
Impairment	(1,119)

Balance at March 31, 2013	$3,588

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an impairment charge of $1,119 for the year ended March 31, 2013. The Company recorded an impairment charge of $2,969 for the year ended March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

10.	Intangible Assets

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended March 31, 2013. However, the Company recorded an increase in intangible assets for the acquisition of the Logia companies and LogiaDeck (Ignite) of $4,471. The Company recorded an impairment charge of $2,319 for the year ended March 31, 2012.

The components of intangible assets as at March 31, 2013 and 2012 were as follows:

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Software	$2,429	$(1,269)	$1,160
Trade name / Trademark	297	(16)	281
Customer list	4,675	(1,407)	3,268
License agreements	498	(450)	48

	$7,899	$(3,142)	$4,757

	As of March 31, 2012
	Cost	Accumulated Amortization	Net
Software	$1,611	$(948)	$663
Trade name / Trademark	154	—	154
Customer list	1,220	(1,220)	—
License agreements	443	(443)	—

	$3,428	$(2,611)	$817

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the twelve month period ended March 31, 2013 and 2012, the Company recorded amortization expense in the amount of $530 and $230, respectively, in cost of revenues. Trade name/Trademark of $154 has been identified as having an indefinite life and is not included on the future amortization schedule below.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Based on the amortizable intangible assets as of March 31, 2013, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
(in thousands)
2014	$783
2015	750
2016	551
2017	544
2018	434
Future	1,541

$4,603

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Below is a summary of Goodwill and Intangible assets:

	Intangible Assets	Goodwill
Balance as of March 31, 2012	$817	$3,640

Acquisition	4,470	1,067
Impairment	—	1,119
Amortization of intangibles	$530	—

Balance as of March 31, 2013	$4,757	$3,588

11.	Debt

	March 31, 2013	March 31, 2012
Short Term Debt
Equipment Leases	$17	$2
Senior secured convertible note, including PIK interest, net of discount of $187 and $0, respectively	2,714	—
Senior secured convertible note, short term accrued interest	363	73
Convertible note, including accrued interest, net of discount, of $539 and $0, respectively	683	—

	$3,777	$75

	March 31, 2013	March 31, 2012
Long Term Debt
Senior secured convertible note, including PIK interest, net of discount, of $0 and $1,020, respectively	$—	$1,881
Convertible note, including accrued interest, net of discount, of $0 and $1,127, respectively	—	60
Secured note, including PIK interest and accrued interest	1,252	1,136

	$1,252	$3,077

	March 31, 2013	March 31, 2012
Contingent Liabilities
Contingent liability, net of discount of $159 and $0, respectively	841	—

	$841	$—

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

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

On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and effectively a third amendment to the Second Amended Note (“Third Amended Note”). The Taja Convertible Note became effective on February 27, 2012. The Third Amended Note (1) changed the maturity date from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”) election to the note through the revised term, and (3) stripped out $3,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500 plus accrued interest of $562 for a total of $1,062. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 400 shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant have a five year term and vest one year from issue date. The Coverage Warrant was initially recorded as a derivative liability upon issuance. As discussed in Note 13, the Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital. The Company assessed the debt modification for the Third Amended Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a loss on extinguishment of debt of $1,459 for the year ended March 31, 2012.

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.50 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

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

On March 19, 2012, the Company issued 520,000 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. During the year ended March 31, 2013, the Company recorded interest expense of $588 related to the amortization of the debt discount. The remaining discount of $539 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of March 31, 2013, the $1,222 outstanding principal balance is convertible into approximately 349,275 shares of common stock at a conversion price of $3.50. At March 31, 2013, the if-converted value exceeds the principal by approximately $402.

Senior Secured Convertible Notes

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain of the Company’s significant stockholders. The New Senior Secured Notes have a three year term and bear interest at a rate of 10% per annum payable in arrears semi-annually. The entire principal balance is due in one lump sum payment on June 21, 2013. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company may, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of common stock of the Company at a conversion price of $0.75 per share, subject to adjustment. The New Senior Secured Notes are secured by a first lien on substantially all of the assets of the Company and its subsidiaries pursuant to the terms of that certain Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox, the Company, each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Management. The Amended ValueAct Note is subordinated to the New Senior Secured Notes pursuant to the terms of that certain Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, and ValueAct, and each of the Company and Twistbox.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. For each $1 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 0.6666 shares of common stock of the Company. Each Warrant has a five year term.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions: expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the year ended March 31, 2013, the Company amortized $833 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations. The remaining discount of $187 will be amortized over the period ending June 21, 2013.

As of March 31, 2013, the outstanding principal and accrued interest of $2,715 is convertible into approximately 4,352,578 shares of common stock at a conversion price of $0.75. At March 31, 2013, the if-converted value exceeds the principal and accrued interest by approximately $16,975. Interest accrued through March 31, 2013 that is not convertible and may not be added to the principal is $363.

On June 20, 2013, the Noteholders agreed to amend the Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis and then to July 9, 2013, the current Maturity Date, and the parties are discussing an additional extension or other satisfactory arrangement for the Senior Secured Notes.

Contingent Liabilities

In addition to the Closing Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Sellers”), the Sellers are entitled to receive certain contingent purchase consideration upon achieving certain milestones. Should all milestones be achieved, the total consideration would be $1,000 payable in cash and shares of stock of the Company. The Company has recorded the fair value of the contingent liability in Long Term Debt, net of a discount of $159.

12.	Related Party Transactions

The Company engages in various business relationships with shareholders and officers and their related entities. The significant relationships are disclosed below.

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, one of our directors, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the years ended March 31, 2013 and 2012, the Company incurred management fees under the agreement of $0 and $270, respectively. At March 31, 2013 and March 31, 2012, the accrued payable to Trinad Management was $0 and $135, respectively.

On December 28, 2011, we entered into an executive chairman agreement with Mr. Ellin. Mr. Ellin’s executive chairman agreement provides for a one-year term and an annual fee of $450,000, half of which was deferred until certain debt and/or equity financings were consummated. Such financings were consummated, and Mr. Ellin has received his full fee since April 1, 2012 and received a lump sum payment for the portion of his fee that was deferred from December 28, 2011 to March 31, 2012 on April 6, 2012. Mr. Ellin was eligible to receive an annual incentive bonus in cash in an amount of up to one hundred percent (100%) of the annual fee based upon satisfaction of performance-related milestones to be agreed upon between Mr. Ellin and the other members of our board of directors. Mr. Ellin was also reimbursed for the annual fee of a personal assistant of up to $80,000 during the term of this executive chairman agreement. On December 18, 2012, the agreement with Mr. Ellin expired naturally. The Company continued to retain Mr. Ellin on the same cash terms, on an at-will basis, since the expiration. On April 15, 2013 Mr. Ellin no longer serves as Executive Chairman and such at-will cash retention ended. Mr. Ellin remains on the Board of Directors and is entitled to the same compensation that may be offered to other non-management directors.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Mr. Ellin also received three grants totaling 1,600,000 shares of our restricted common stock that vest as follows:

•

The first grant of 680,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third shall vest if on any date during the term or within 12 months following the term, our total enterprise value equals or exceeds $100,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

•	The second grant of 720,000 shares was granted on December 28, 2011 and vested fully on the date of the grant. These shares may not be transferred for a period of two years from the date of grant.

•	The third grant of 200,000 shares was granted on December 28, 2011 and vest one year from the date of grant. These shares may not be transferred for a period of one year from the vesting date.

Mr. Ellin is also entitled to receive additional performance bonuses, in cash or shares of common stock at Mr. Ellin’s election, upon our achievement of certain higher total enterprise values.

During the period ended March 31, 2013, we did not grant Mr. Ellin any additional stock options or warrants.

13.	Capital Stock Transactions

Preferred Stock

There are 2,000,000 shares of Series A Convertible Preferred Stock (“Series A”) authorized and 100,000 shares, issued and outstanding. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an as if-converted basis.

Common Stock and Warrants

In May 2012, the Company issued 30,000 shares of common stock of the Company to an advisory board member for consulting services. The shares vest over one year. The shares were valued at the closing market price on that date of $5.00 per share. The overall value was determined to be $150, of which $135 was recorded through the period ended March 31, 2013.

In May 2012, the Company issued 86,667 shares of common stock of the Company to a director of the Company. The shares were valued at the closing market price on that date of $5.00 per share. The overall value was determined to be $433, of which $391 was recorded through the period ended March 31, 2013.

In June 2012, the Company issued 30,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began in March 2012. The overall value was determined to be $135, of which $133 was recorded through the period ended March 31, 2013.

In June 2012, the Company sold 285,714 shares of common stock of the Company to an investor for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $255.

In July 2012, the Company issued 5,031 shares of common stock of the Company to a vendor. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $20, of which $20 was recorded through the period ended March 31, 2013.

In September 2012, the Company issued 187,500 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.20 per share. The overall value was determined to be $787 and was recorded through the purchase price allocation of the acquisition in the period ended March 31, 2013.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

In September 2012, the Company issued 300,000 shares of common stock of the Company in connection with an employment agreement. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $1,200, of which $267 was recorded through the period ended March 31, 2013.

In December 2012, the Company sold 285,714 shares of common stock of the Company to an investor for $3.50 per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $251.

In December 2012, the Company issued 30,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $113, of which $113 was recorded through the period ended March 31, 2013.

In December 2012, the Company issued 92,857 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $348, of which $348 was recorded through the period ended March 31, 2013. In connection with this issuance of common stock, the Company issued warrants to purchase 23,214 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $82.

In December 2012, the Company issued 133,333 shares of common stock of the Company as a non-refundable deposit for a pending acquisition. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $533 and was recorded to deposits as of March 31, 2013.

In January 2013, the Company issued 59,542 shares of common stock of the Company to three vendors. The shares were issued as settlement for services. The overall value was determined to be $216, of which $216 was recorded through the period ended March 31, 2013.

In January 2013, the Company sold 157,143 shares of common stock of the Company to an investor for $3.50 per share. In connection with this sale of common stock, the Company issued warrants to purchase 39,286 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. The fair value of the warrants on the date of issuance was determined to be $134.

In March 2013, the Company issued 10,000 shares of common stock of the Company to a vendor. The shares were issued as settlement for services. The overall value was determined to be $47, of which $47 was recorded through the period ended March 31, 2013.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Derivative liabilities

As of March 31, 2012, the Company determined that certain warrants were considered derivatives because they did not meet the scope exception in ASC 815-10-15-74. In May 2012, the warrants were exercised. Prior to exercise the Company recorded a loss on the fair value of the warrant of $21. The fair market value of the shares at the time of exercise was $473. The holder forfeited 26,998 shares as a part of a cashless exercise, and the Company issued 73,002 shares of common stock of the Company to the holder. The fair value of these warrants was $0 and $452 at March 31, 2013 and March 31, 2012, respectively.

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

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Restricted Stock Agreements

During the year ended March 31, 2013, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA are granted voting rights while other RSAs are not granted voting rights.

Performance and Market Condition RSAs

On December 28, 2011, the Company issued 3,170 restricted shares with vesting criteria based on both performance and market conditions. The vesting is as follows: (i) one third (1/3) shall vest immediately upon the completion of one or more debt or equity financings during the period ending two (2) years from the date hereof (the “Measurement Period”) in favor of the Company of gross proceeds of at least $5 million; (ii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (computed by multiplying the number of outstanding shares of Common Stock on a fully diluted (taking into account only those stock options that are in-the-money on such date), as-converted basis by the average daily trading price for Common Stock for the thirty (30) trading day period immediately preceding the date of determination) equals or exceeds $100 million; and (iii) one third (1/3) shall vest immediately if on any date during the Measurement Period the Company’s total enterprise value (calculated as set forth in clause (ii) above) equals or exceeds $200 million; provided, however, that all unvested shares of restricted common stock shall vest immediately upon the sale of all or substantially all of the assets of the Company, upon the merger or reorganization of the Company following which the equity holders of the Company immediately prior to the consummation of such merger or reorganization collectively own less than 50% of the voting power of the resulting entity, or upon the sale of equity securities of the Company representing 50% or more of the voting power of the Company or 50% or more of the economic interest in the Company in a single transaction or in a series of related transactions.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Each share is restricted from the individual selling the stock for a period of one year from the date of vesting.

On December 28, 2011, one third of the restricted shares vested due to the $7,000 financing agreement entered into by the Company. The Company valued the 1,057 vested RSAs at $3,223 using the Company’s ending share price at December 28, 2011 of $3.05.

For accounting purposes, the one third unvested shares related to the $100,000 enterprise value and the one third unvested shares related to the $200,000 enterprise value are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the grant date fair value to be $1.40 per share and $1.03 per share for the $100,000 enterprise value and $200,000 enterprise value, respectively, using a Monte Carlo simulation that uses the following assumptions:

•	Volatility – 100%

•	Restricted stock discount – 36.1%

•	Risk free interest rate of 0.1%

•	Dividend yield of 0%

The Company expensed $4,831 through the period ended March 31, 2013 related to the 3,170 RSAs issued on December 28, 2011 and will expense the remaining $955 over the periods ended December 28, 2013.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Time and Performance Condition RSAs

On January 3, 2012, the Company issued 445 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 175 restricted shares vested immediately and the remaining 270 unvested shares must meet certain performance criteria. In September 2012, 85 shares vested in connection with a significant acquisition by the Company. In December 2012, 50 shares vested in connection with the termination of employment of an employee. In April 2013, 85 shares vested in connection with a significant acquisition by the Company. The remaining 50 which has not been defined by the Board of Directors or the Company, has determined that the probability of meeting the performance criteria is 0%.

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

All restricted shares, vested and unvested, have been included in the outstanding shares as of March 31, 2013.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $1,130, related to the 445 RSAs issued on January 3, 2012. The Company will expense the 85 shares vested in April 2013, but no further expense will be taken until the Board of Directors details the performance criteria.

Time Condition RSAs

On various dates during the years ended March 31, 2013 and March 31, 2012, the Company issued 365 and 1,450 restricted shares with vesting criteria based on time conditions. The Company has expensed $5,219 related to the 1,815 time condition RSAs issued. As of March 31, 2013, 1,488 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

The following table summarizes the RSA activity:

(in thousands, except grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	—	$—
Granted	5,065	—
Canceled	—	—
Vested	(1,992)	—

Unvested at March 31, 2012	3,113	$1.91

Granted	365	4.16
Canceled	—	—
Vested	(903)	3.35

Unvested at March 31, 2013	2,575	$1.73

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

15.	Income Taxes

The difference between taxes at actual rates and the federal statutory rate was as follows:

	Year Ended	Year Ended
	March 31	March 31
	2013	2012
Statutory Federal Income Taxes	(4,936)	(10,086)
State income taxes, net of federal benefit	(732)	(1,447)
Write down of goodwill and other perm diff	492	1,790
Foreign Expense	39	88
Increase in Valuation Allowance	5,227	9,765

Income tax provision (benefit)	90	110

Deferred tax assets and liabilities consist of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2013	2012
Net Operating Loss Carryforward	$26,864	$24,188
Amortization of Intangible Asset	(1,134)	(1,404)
Stock-based compensation	13,329	11,735
Credit Carryforwards		(248)
Other	867	54

Deferred Tax	39,927	34,325
Valuation Allowance	(39,927)	(34,325)

Net Deferred Tax Asset	$—	$—

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2013, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal and Israeli income taxes of approximately $66,923, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

As of March 31, 2013, realization of the Company’s net deferred tax asset of approximately $39,927 was not considered more likely than not and, accordingly, a valuation allowance of $39,927 has been provided. During the year ended March 31, 2013, the valuation allowance increased by $5,602.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

There were no unrecognized tax benefits not subject to valuation allowance as at March 31, 2013 and March 31, 2012. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2013; or the year ended March 31, 2012. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2013. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended 2009 and 2008, respectively. The Company is currently under audit examination by the IRS of the tax year December 31, 2010.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the period ended March 31, 2013:

	North		Other
	America	Europe	Regions	Consolidated
Twelve Months ended March 31, 2013
Net sales to unaffiliated customers	60	3,441	2,524	$6,025
Property and equipment, net at March 31, 2013	77	15	56	$148

	North		Other
	America	Europe	Regions	Consolidated
Twelve Months ended March 31, 2012
Net sales to unaffiliated customers	215	4,977	2,038	$7,230
Property and equipment, net at March 31, 2012	177	52	1	$230

Our largest customer accounted for 33% of gross revenues in the year ended March 31, 2013; and 0% in the year ended March 31, 2012.

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2014.

Following is a summary of future minimum payments under initial terms of leases as of:

Year Ending March 31,
2014	$306
2015	106

Total minimum lease payments	$412

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $250 and $170, for the years ended March 31, 2013 and 2012, respectively.

Other Obligations

As of March 31, 2013, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms greater than one year at March 31, 2013. Annual payments relating to these commitments at March 31, 2013 are as follows:

Year Ending March 31,
2014	$535
2015	358
2016	117

Total minimum payments	$1,010

Mandalay Digital Group, Inc. and Subsidiaries

(formerly known as NeuMedia, Inc.)

Litigation

On May 4, 2012, the Company received notice of a judgment in the amount of $35 pertaining to a dispute with a previous employee. The Company has recorded the full amount in Accrued Compensation on the consolidated balance sheet.

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

Twistbox’s wholly owned subsidiary, Waat Media Corp (“Waat”) and GS Wise Limited (“GS Wise”) were parties to an advertising and content licensing agreement dated July 1, 2011, whereby Waat purchased advertising impressions and licensed content for mobile distribution. On or about September 10, 2012, GS Wise Limited and Bridco Trading Limited (“Bridco”) filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. However on January 23, 2013, the parties were able to agree to a settlement in the amount of 48,114 shares of the Company’s common stock.

On May 30, 2013, a class action suit in the amount of NIS 19.2 million or $5.3 million was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd. an Israeli company which owns and operates a website offering advertisements and who is currently being sued in a class action lawsuit regarding phone call overages served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. We have no contractual relationship with this company. We believe the lawsuit is without merits and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period; and no liability has been accrued.

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

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”).

On April 8, 2013, the Company entered into an Equity Financing Binding Term Sheet, dated as of April 8, 2013 (the “Equity Agreement”), with an accredited investor pursuant to which the Company agreed to issue 714,286 shares of its common stock and warrants to purchase 178,571 shares of its common stock (subject to adjustment), for a purchase price of $500,000 in cash. The warrants have an exercise price of $0.70 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance. Following the Reverse Stock Split disclosed in Section 5.03 of this Current Report, the shares of common stock were reduced to 142,857 shares and the warrants were reduced to 35,714 shares, and the exercise price of the warrants increased to $3.50 per share.

On April 12, 2013, the Company entered into two Equity Financing Binding Term Sheets, each dated as of April 11, 2013 (the “Equity Agreements”), with Trinad Capital Master Fund, Ltd. (“Trinad”) and the Guber Family Trust (the “Guber Trust”) pursuant to which the Company agreed to issue a total of 1,428,572 shares of its common stock and warrants to purchase a total of 357,142 shares of its common stock (subject to adjustment), for a total purchase price of $1,000,000 in cash for both Equity Agreements. The warrants have an exercise price of $0.70 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance. Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our director, Robert Ellin. The Guber Trust is one of our principal stockholders, and Peter Guber, the Company’s Chairman, serves as Trustee of the Guber Trust. Following the Reverse Stock Split disclosed in Section 5.03 of this Current Report, the shares of common stock were reduced to a total of 285,714 shares and the warrants were reduced to a total of 71,428 shares, and the exercise price of the warrants increased to $3.50 per share.

On March 28, 2013 and April 9, 2013, the Company filed a Certificate of Amendment and Certificate of Correction of Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment, as corrected, became effective as of April 12, 2013. As a result of the Reverse Stock Split, every five (5) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one (1) share of our common stock. Our post-Reverse Stock Split common stock began trading on April 15, 2013 with a new CUSIP number of 562562-207. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. The Reverse Stock Split has been reflected retroactively for all periods presented in these March 31, 2013 financial statements.

On December 28, 2012, the Company’s Executive Chairman Agreement with Robert Ellin expired naturally. The Company continued to retain Mr. Ellin on the same cash terms, on an at-will basis, since the expiration. Although Mr. Ellin remains on the Board of Directors and is entitled to the same compensation that may be offered to other non-management directors, as of April 15, 2013, Mr. Ellin no longer serves as Executive Chairman and such at-will cash retention ended.

On May 23, 2013, the Company entered into an Equity Financing Binding Term Sheet, dated as of May 22, 2013, (the “Windsor Equity Agreement”), with Windsor Media, Inc., pursuant to which the Company agreed to issue an aggregate of 285,714 shares of its common stock and warrants to purchase 71,429 shares of its common stock (subject to adjustment), for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $3.50 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance thereof. Jeffrey Karish, the President of Windsor Media, Inc., was elected to join the Board of Directors of the Company on the same day as the Windsor Equity Agreement was entered.

On May 23, 2013, Jeffrey Karish and Robert Deutschman were elected as directors of the Company.

On May 23, 2013, Christopher Rogers was appointed to the Audit Committee and the Compensation Committee of the Company.

On June 6, 2013, the Company issued a press release, announcing approval by NASDAQ’s Listing Qualifications Department to list its common stock on the NASDAQ Capital Market.