Form 10-K/A
period 2013-03-31
Mandalay Digital Group, Inc.
filed 2013-07-02
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-10039

MANDALAY DIGITAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2811 Cahuenga Boulevard West Los Angeles, CA	90068
(Address of Principal Executive Offices)	(Zip Code)

(323) 472-5461

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Markets QB Tier on September 30, 2012 was $40,286,063.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 28, 2013, the Company had 20,448,224 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report the Form 10-K of Mandalay Digital Group, Inc. (the “Company”) filed July 1, 2013 (the “Original Annual Report”) is being filed solely for the purpose of:

(i) making certain typographical and numerical corrections to our beneficial ownership table under Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

(ii) updating Footnote 18 – Subsequent Events of our Financial Statements under Item 8 to reflect post-reverse-split share and per share information for two of our private placement transactions;

(iii) updating four other numerical disclosures to reflect post-reverse-split share and per share information;

(iv) making certain ministerial corrections to the Exhibit Index of our Original Annual Report;

(v) to correct the date references in our Section 906 Certifications to properly refer to our Annual Report for the period ending March 31, 2013; and

(vi) to correct references on the cover page of our Original Annual Report to reference The Nasdaq Stock Market LLC.

Except for these corrections, there have been no changes in any of the financial or other information contained in the Original Annual Report and this amendment does not reflect events occuring after the Original Annual Report or modify or update those disclosures affected by subsequent events. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

As required by Rule 12b-15, Item 15 of this Form 10-K/A has been updated to contain currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

In addition, in connection with filing of this amendment, and pursuant to the rules of the SEC, SingerLewak LLP have reissued their consent.

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

AMV Holding Limited

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”). The acquisition of AMV is referred to herein as the “AMV Acquisition”. The aggregate purchase price (subject to adjustments as provided in the stock purchase agreement) for the Shares consisted of (i) $5,375,000 in cash; (ii) 900,000 shares of common stock, par value $0.0001 per share; (iii) a secured promissory note in the aggregate principal amount of $5,375,000 (the “AMV Note”); and (iv) additional earn-out amounts, if any, based on certain targeted earnings as set forth in the stock purchase agreement.

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

The aggregate purchase price of MIA was AUD$7,000,000, subject to certain adjustments and was comprised of (i) cash in the amount of AUD$1,220,000, (ii) 1,011,164 shares of common stock of the Company with an aggregate value of AUD$3,500,000, at an effective price per share of U.S.$3.65, and (iii) a promissory note issued by us in the principal amount of AUD$2,280,000. This note is payable to a nominee of the sellers, Zingo (Aust) Pty Ltd, bears interest at the rate of 6%, compounded monthly, matures on July 12, 2013, and is secured by a pledge of the shares of MIAH and MIATA.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 60.6% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 28, 2013, there were approximately 20,448,224 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
Robert S. Ellin (3)	6,092,859	25.4%
Peter Guber (4)	3,839,932	16.8%
Adage Capital Partners LP (5)	2,510,667	12.0%
Peter Adderton (6)	1,837,500	9.0%
William C. Powers Trust (7)	1,428,574	6.9%
Paul Schaeffer (8)	460,000	2.2%
Lisa Higgins-Lucero (9)	101,952	0.5%
Christopher Rogers (10)	86,667	0.4%
Jeffrey Karish (11)	60,000	0.3%
Robert Deutschman (12)	60,000	0.3%
All directors and named executive officers as a group (8 individuals)	12,538,909	47.5%

(1)	Except as otherwise indicated, the address of each of the following persons is c/o Mandalay Digital Group, Inc., 2811 Cahuenga Boulevard West, Los Angeles, CA 90068.
(2)	Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of June 28, 2013, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)

Trinad Capital Master Fund, Ltd. is the beneficial owner of 4,372,859 shares of common stock, which includes (a) 995,304 issued and outstanding shares of common stock, (b) 56,180 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $13.35 per share, (c) 2,321,375 (2,000,000 principal, 321,375 accrued interest) shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd. (at the time of conversion accrued interest will also be converted and increase total number of shares issued) and which is convertible at a price per share of $0.75, and (d) 1,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $1.25 per share. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) is deemed the beneficial owner of 4,472,859 shares of common stock which includes 4,372,859 shares of common stock held by Trinad Capital Master Fund, Ltd. and 20,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, assuming conversion price $5.00 per share. Trinad Management, LLC disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC is deemed the beneficial owner of 6,092,859 shares of common stock, which includes (i) 4,372,859 shares of common stock held by Trinad Capital Master Fund, Ltd., (ii) 20,000 shares of common stock issuable upon conversion of 100,000 shares of series A convertible preferred stock held by Trinad Management LLC, (iii) 1,600,000 issued and outstanding shares of common stock owned by Mr. Ellin, and (iv) options to purchase 100,000 shares of common stock owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership of the shares of common stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Trinad Capital LP (as the owner of 70.20% of the shares of Trinad Capital Master Fund, Ltd. as of March 31, 2013) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of (a) 3,696,377 shares of common stock (representing 84.53% of the shares of the 4,372,859 shares of common stock held directly, and not through a derivative security, by Trinad Capital Master Fund, Ltd.), (b) 56,180 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd., at an exercise price of $13.35 per share, (c) 2,321,375 shares of common stock issuable upon conversion of a convertible note issued by us with an aggregate principal amount of $1,500,000 held by Trinad Capital Master Fund, Ltd., and (d) 1,000,000 shares of common stock issuable upon exercise of warrants held by Trinad Capital Master Fund, Ltd. at an exercise price of $1.25 per share. Trinad Advisors II, LLC disclaims beneficial ownership of the shares of common stock beneficially owned by Trinad Capital LP, except to the extent of its pecuniary interest therein. Each of the beneficial owners share the power to vote or to direct the vote and to dispose or to direct the disposition of common stock it or he may be deemed to beneficially own, except that Mr. Ellin has the sole power to vote or to direct the vote of 1,600,000 shares of vested and unvested stock owned by him and to dispose or to direct the disposition of 1,146,667 shares of fully vested common stock owned by him, and will have the power to vote or to direct the vote and to dispose or to direct the disposition of 100,000 shares of common stock underlying the options granted to Mr. Ellin on June 18, 2008 at an exercise price of $13.75 per share, upon their exercise.

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

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 28, 2013, the independent directors of the Board were Paul Schaeffer, Chris Rogers, Jeffrey Karish, and Robert Deutschman is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

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

PART IV

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

(3) Exhibits: See Item 15(b) below.

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.7	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.8	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012 [34]

3.1	Certificate of Incorporation. [2]

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012. [32]

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013. [33]

3.4	Certificate of Correction of Certificate of Amendment, dated April 9, 2013. [33]

3.5	Bylaws. [2]

3.6	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [28]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [23]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [25]

4.8	Form of Senior Secured Convertible Note due July 9, 2013. [25]

4.9	Amended and Restated Senior Subordinated Secured Note due June 21, 2013, by Twistbox Entertainment, Inc. in favor of ValueAct SmallCap Master Fund, L.P. [25]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012 [34]

4.11	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012 [34]

4.12	Amended and Restated Warrant Issue Agreement, dated January 1, 2011[34]

4.13	Allonge to Warrant, dated January 1, 2011 [34]

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Loan Agreement with Trinad Capital Master Fund, Ltd., dated March 20, 2006. [12]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto dated September 14, 2006. [5]

10.9	Form of Subscription Agreement between the Company and certain investors listed thereto dated October 12, 2006. [6]

10.10	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.11	Form of Subscription Agreement between the Company and certain investors listed thereto dated December 26, 2006. [7]

10.12	Form of Subscription Agreement between the Company and certain investors listed thereto. [13]

10.13	Securities Purchase Agreement, dated July 30, 2007, by and among Twistbox Entertainment, Inc., the Subsidiary Guarantors and ValueAct SmallCap Master Fund, L.P. [4]

10.14	Guarantee and Security Agreement, dated July 30, 2007 by and among Twistbox Entertainment, Inc., each of the Subsidiaries party thereto, the Investor party thereto and ValueAct SmallCap Master Fund, L.P. [4]

10.15	Control Agreement, dated July 30, 2007, by and among Twistbox Entertainment. Inc. and ValueAct SmallCap Master Fund, L.P. to East West Bank. [4]

10.16	Trademark Security Agreement, dated July 30, 2007, by Twistbox, in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.17	Copyright Security Agreement, dated July 30, 2007, by Twistbox in favor of ValueAct SmallCap Master Fund, L.P. [4]

10.18	Guaranty given as of February 12, 2008, by Mandalay Media, Inc. to ValueAct SmallCap Master Fund, L.P. [4]

10.19	Termination Agreement, dated as of February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.20	Waiver to Guarantee and Security Agreement, dated February 12, 2008, by and between Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P. [4]

10.21	Directory Agreement, dated as of May 1, 2003, between Vodafone Global Content Services Limited and The WAAT Corporation. [4]

10.22	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone Hungary Ltd. [4]

10.23	Master Global Content Agency Agreement, effective as of December 17, 2004, between Vodafone Group Services Limited and The WAAT Media Corporation. [4]

10.24	Letter of Amendment, dated February 27, 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.25	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.26	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone D2 GmbH. [4]

10.27	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone Sverige AB. [4]

10.28	Master Global Content Reseller Agreement, effective January 17, 2005, between Vodafone Group Services Limited and The WAAT Corporation. [4]

10.29	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone New Zealand Limited. [4]

10.30	Contract Acceptance Notice - Master Global Content Agency Agreement by Vodafone España, S.A. [4]

10.31	Contract Acceptance Notice - Master Global Content Reseller Agreement by Vodafone UK Content Services LTD. [4]

10.32	Contract Acceptance Notice - Master Global Content Reseller Agreement by VODAFONE-PANAFON Hellenic Telecommunications Company S.A. [4]

10.33	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.34	Contract Acceptance Notice - Master Global Content Agency Agreement by Belgacom Mobile NV. [4]

10.35	Content Schedule, dated January 17, 2005, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.36	Contract Acceptance Notice - Master Global Content Agency Agreement by Swisscom Mobile. [4]

10.37	Linking Agreement, dated November 1, 2006 between Vodafone Libertel NV and Twistbox Entertainment, Inc. [4]

10.38	Agreement, dated as of March 23, 2007, between Twistbox Entertainment, Inc. and Vodafone Portugal - COMUNICAÇÕES PESSOAIS, S.A [4]

10.39	Contract for Content Hosting and Services “Applications and Games Services,” effective August 27, 2007 between Vodafone D2 GmbH and Twistbox Games Ltd & Co. KG. [4]

10.40	Partner Agreement, dated August 27, 2007, by and between Vodafone D2 GmbH and Twistbox. [4]

10.41	Letter of Amendment, dated February 25, 2006 by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.42	Letter of Amendment, dated August 2007, by and between WAAT Media Corporation and Vodafone UK Content Services Limited. [4]

10.43	Content Schedule, dated December 17, 2004, by and between WAAT Media Corporation and Vodafone Group Services Limited. [4]

10.44	Consolidated financial statements of Twistbox Entertainment, Inc. for the fiscal years ended March 31, 2006 and March 31, 2007. [4]

10.45	Consolidated financial statements of Twistbox Entertainment, Inc. for the six months ended September 20, 2006 and September 30, 2007. [4]

10.46	Stock Purchase Agreement, by and among Mandalay Media, Inc., Jonathan Cresswell, Nathaniel MacLeitch and the shareholders of AMV Holding Limited signatories thereto, dated as of October 8, 2008. [15]

10.47	Amendment to the Stock Purchase Agreement, between Mandalay Media, Inc. and Nathaniel MacLeitch as the Sellers’ Representative, dated as of October 23, 2008. [9]

10.48	Securities Purchase Agreement, by and among Mandalay Media, Inc. and the investors set forth therein, dated as of October 23, 2008. [9]

10.49	Note, dated October 23, 2008, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [9]

10.50	Management Agreement dated September 14, 2006 between the Company and Trinad Management, LLC. [5]

10.51	First Amendment to Promissory Note, dated August 14, 2009, issued by Mandalay Media, Inc. to Nathaniel MacLeitch, as the Sellers’ Representative. [21]

10.52	Waiver to Senior Secured Note by and among Mandalay Media, Inc., Twistbox Entertainment, Inc. and ValueAct SmallCap Master Fund, L.P., dated as of January 25, 2010. [24]

10.53	Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch, Robert Ellin, Trinad Management, LLC, Trinad Capital Master Fund, Ltd. and the Guber Family Trust. [25]

10.54	Mutual Release, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., Antiphony (Management Holdings) Limited, Nathaniel MacLeitch, Jonathan Cresswell, NeuMedia, Inc., Twistbox Entertainment, Inc., Peter Guber, Robert Ellin, Paul Schaeffer, Adi McAbian, Richard Spitz, Ray Schaaf, Keith McCurdy, Russell Burke, James Lefkowitz and Trinad Management. [25]

10.55	Subordination Agreement, dated as of June 21, 2010, by and between Trinad Capital Master Fund, Ltd., and ValueAct SmallCap Master Fund, L.P., and each of NeuMedia, Inc. and Twistbox Entertainment, Inc. [25]

10.56	Deed Poll Release, dated as of June 21, 2010, between NeuMedia, Inc., Twistbox Entertainment, Inc., James Lefkowitz and Russell Burke. [25]

10.57	Non-Competition Agreement, dated as of June 21, 2010, among NeuMedia, Inc., Antiphony (Management Holdings) Limited, Jack Cresswell and Nate MacLeitch. [25]

10.58	Earn-Out Termination Letter Agreement, dated as of June 21, 2010, among ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Jonathan Cresswell, Nathaniel MacLeitch and certain other parties. [25]

10.59	Amended and Restated Guaranty, dated as of June 21, 2010, by NeuMedia, Inc. to ValueAct SmallCap Master Fund, L.P. [25]

10.60	Letter Agreement, dated as of June 21, 2010, between ValueAct SmallCap Master Fund, L.P., NeuMedia, Inc., Rob Ellin and Trinad Management, LLC. [25]

10.61	Amended and Restated Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc. and each of its subsidiaries identified on Schedule I as being a subsidiary guarantor, the investors party thereto and ValueAct SmallCap Master Fund, L.P. [25]

10.62	Guarantee and Security Agreement, dated as of June 21, 2010, among Twistbox Entertainment, Inc., NeuMedia, Inc., each of the subsidiaries thereof party thereto, the investors party thereto and Trinad Capital Management, LLC. 26†

10.63	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between Russell Burke and NeuMedia, Inc. 26†

10.64	Non-Qualified Stock Option Agreement, dated as of February 21, 2011, by and between James Lefkowitz and NeuMedia, Inc. 26†

10.65	Subordinated Convertible Promissory Note, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.66	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 29†

10.67	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 29†

10.68	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 29†

10.69	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 29†

10.70	Restricted Stock Agreement, dated January 1, 2011.*

10.71	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. (27)†

10.72	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. (27)

10.73	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. (27) †

10.74	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC.*

10.75	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P.*

10.76	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012*

10.77	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012*

10.78	Form of Indemnification with Directors and Executive Officers. (30) †

10.79	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. (31) †

10.80	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. (31) †

10.81	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. (31) †

10.82	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. (31) †

10.83	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. (31) †

10.84	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. (31) †

10.85	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (31)

10.86	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. (31)

10.87	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. (31)

10.88	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012. [34]

10.89	Form of Equity Financing Binding Term Sheet, dated as of December 13, 2012. [35]

10.90	Employment Agreement, dated as of September 16, 2012, by and between Mandalay Digital Group, Inc. and William Stone. [36]

10.91	Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [37]

10.92	Registration Rights and Lock Up Agreement, dated September 13, 2012, among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [37]

10.93	Separation and Release Agreement, dated April 12, 2012 between the Company and David Mandell. [38]

21	List of Subsidiaries *

31.1	Certification of Peter Adderton, Principal Executive Officer. *

31.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins-Lucero, Principal Financial Officer pursuant to U.S.C. Section 1350. *

101	SCH XBRL Schema Document.*

101	INS XBRL Instance Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 23, 2006.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 3, 2007.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 15, 2008.
(16)	Incorporated by reference to our Registrant’s Transition Report on Form 10-KT (File No. 000-10039), filed with the Commission on July 15, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 16, 2007.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 2, 2008.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 23, 2009.
(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 4, 2009.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2009.
(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 14, 2009.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.
(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 28, 2010.
(25)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.
(26)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 22, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.
(28)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.
(30)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.
(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.
(32)	Incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.
(34)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 26, 2012.
(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 14, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.
(37)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.
(38)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2012.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.
Dated: July 2, 2013

	By:	/s/ Peter Adderton
Peter Adderton Chief Executive Officer (Principal Executive Officer)
Dated: July 2, 2013

	By:	/s/ Lisa Higgins-Lucero
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

On December 28, 2011, the Company issued 10,000 shares of the Company’s common stock as part of the consideration for in exchange for the assets of Digital Turbine Group, LLC, the developer of Digital Turbine (“DT”), a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing the desired content.

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

The purchase consideration for the transaction was comprised of cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, as follows:

(1)	At closing $3,750 in cash (subject to working capital adjustments) and a number of shares of Company common stock having a value of $750, based on a 30-day volume weighted average price (VWAP) look back from the issuance date or 187,500 shares (the “Closing Shares”) was paid and issued, as applicable, to Logia and LogiaDeck (fair value on the date of grant was $788);

(2)	Two tranches, each comprised of a cash payment of $250 and a number of shares of Company common stock valued at $250 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), will be paid and issued, as applicable, to Logia upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500 (valued as described) and $500 of cash if all milestones are achieved.

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

On April 8, 2013, the Company entered into an Equity Financing Binding Term Sheet, dated as of April 8, 2013 (the “Equity Agreement”), with an accredited investor pursuant to which the Company agreed to issue 142,857 shares of its common stock and warrants to purchase 35,714 shares of its common stock (subject to adjustment), for a purchase price of $500,000 in cash. The warrants have an exercise price of $3.50 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance.

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