Form 10-Q
period 2013-06-30
Mandalay Digital Group, Inc.
filed 2013-08-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35958

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

As of August 5, 2013, the Company had 20,508,188 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,553	1,149
Accounts receivable, net of allowances of $142 and $130, respectively	4,748	1,995
Deposits	616	563
Prepaid expenses and other current assets	561	285

Total current assets	7,478	3,992
Property and equipment, net	430	148
Deferred tax assets	429	—
Intangible assets, net	11,122	4,757
Goodwill	4,840	3,588

TOTAL ASSETS	$24,299	$12,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,723	$3,783
Accrued license fees	2,806	669
Accrued compensation	1,346	692
Current portion of long term debt, net of discounts of $523 and $726, respectively	6,481	3,777
Deferred tax liabilities	47	134
Other current liabilities	935	600

Total current liabilities	17,338	9,655
Long term debt and convertible debt, net of discounts of $0 and $980, respectively	1,282	1,252
Long term contingent liability, less discount of $159 and $159, respectively	841	841

Total liabilities	$19,461	$11,748

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 21,222,967 issued and 20,468,368 outstanding at June 30, 2013; 19,222,493 issued and 18,467,894 outstanding at March 31, 2013;	7	7
Additional paid-in capital	152,253	142,571
Treasury Stock (754,600 shares at June 30, 2013 and March 31, 2013)	(71)	(71)
Accumulated other comprehensive loss	(161)	(266)
Accumulated deficit	(147,290)	(141,604)

Total stockholders’ equity	4,838	737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,299	$12,485

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(In thousands, except per share amounts)

	3 Months Ended June 30, 2013	3 Months Ended June 30, 2012
Net revenues	$5,092	$1,290

Cost of revenues
License fees	2,945	614
Other direct cost of revenues	323	58

Total cost of revenues	3,268	672

Gross profit	1,824	618

Operating expenses
Product development	1,666	366
Sales and marketing	433	103
General and administrative	3,878	2,401

Total operating expenses	5,977	2,870

Loss from operations	(4,153)	(2,252)
Interest and other income / (expense)
Interest income / (expense)	(1,626)	(459)
Foreign exchange transaction gain / (loss)	25	(7)
Change in fair value of accrued derivative liabilities gain / (loss)	—	(21)
Gain / (loss) on disposal of fixed assets	(5)
Gain / (loss) on settlement of debt	(3)

Interest and other expense	(1,609)	(487)

Loss from operations before income taxes	(5,762)	(2,739)
Income tax provision	76	(14)

Net loss	$(5,686)	$(2,753)

Other comprehensive (loss) / income:
Foreign currency translation adjustment	$104	$31
Comprehensive (loss) / income	$(5,582)	$(2,722)

Basic and diluted net income / (loss) per common share	$(0.30)	$(0.16)

Weighted average common shares outstanding, basic and diluted	18,861	16,901

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit
Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,600	$(71)	$142,571	$(266)	$(141,604)	$737

Net loss									(5,686)	(5,686)
Foreign currency translation								105		105
Fractional shares due to split	(118)									—
Issuance of restricted stock for services	168,000						88			88
Issuance of common stock for cash	771,428						2,700			2,700
Issuance of common stock for financing costs related to acquisition	50,000						228			228
Issuance of common stock related to acquisition	1,011,164						4,449			4,449
Vesting of restricted stock related to acquisition							374			374
Vesting of restricted stock for services							727			727
Vesting of options issued to employees							52			52
Debt discount in connection with issuance of convertible debt							1,064			1,064

Balance at June 30, 2013	20,468,368	$7	100,000	$100	754,600	$(71)	$152,253	$(161)	$(147,290)	$4,838

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	3 Months Ended June 30 2013	3 Months Ended June 30 2012
Cash flows from operating activities
Net (loss) / income	$(5,686)	$(2,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	87
Amortization of debt discount	1,267	354
Interest accrued	73	106
PIK Interest	68	0
Allowance for doubtful accounts	—	—
Stock-based compensation	52	—
Stock issued for services	1,189	929
Finance costs	228	—
Loss on disposal of leasehold improvements	5	—
Increase / (decrease) in fair value of derivative liabilities	—	21
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	56	171
Prepaid expenses and other current assets	311	(16)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	545	(19)
Accrued license fees	2,139	(106)
Accrued compensation	309	(212)
Other liabilities and other items	(2,643)	(152)

Net cash used in operating activities	(1,594)	(1,590)

Cash flows from investing activities
Purchase of property and equipment	(18)	—
Cash used in acquisition of subsidiary	(1,287)	—
Cash acquired with acquisition of subsidiary	513	—

Net cash used in investing activities	(792)	—

Cash flows from financing activities
Issuance of shares for cash	2,700	1,000

Net cash provided by financing activities	2,700	1,000

Effect of exchange rate changes on cash and cash equivalents	90	31

Net change in cash and cash equivalents	404	(559)
Cash and cash equivalents, beginning of period	1,149	8,799

Cash and cash equivalents, end of period	$1,553	$8,240

Supplemental disclosure of cash flow information:
Taxes paid	$34	$—

Interest paid	$—	$—

Noncash investing and financing activities:
Contingency earn out on acquisition of subsidiary, net of discount	$841	$—

Common stock of the Company issued for acquisition of subsidiary	$4,449	$—

Mandalay Digital Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1.	Organization

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

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”). In addition, the Company, by assignment to the acquisition entity, Digital Turbine (EMEA) Ltd. (“DT EMEA”), (formerly M.D.G. Logia Holdings Ltd), acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Logia companies that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, Mandalay Digital Group, Inc. purchased 23% of the outstanding shares of the Targets and MDG purchased 77% of such shares. On November 7, 2012, Mandalay Digital Group, Inc. contributed all of its shares of the Targets to MDG pursuant to a Contribution Agreement among Mandalay Digital Group, Inc., Digital Turbine Group, Inc. and MDG. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this quarterly report.

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

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together with MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this quarterly report.

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

In the Form 10-K filing of our fiscal year ended March 31, 2013, our report of independent registered public accounting firm included an unqualified audit opinion with an emphasis of matter paragraph related to the going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal years 2012 and 2013, the Company raised $9.7 and $2.6 million, respectively, through issuance of convertible debt and equity financings and an additional $3 million through restructuring of existing debt to convertible debt. In three months ended June 30, 2013, the Company has raised $2.7 million through the sale of its common stock. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

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

Logia

On August 14, 2012, the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Logia”), a leading mobile content development and management solutions provider of innovative mobile monetization solutions. On September 13, 2012, the Company completed the transactions contemplated by the Purchase Agreement. As a part of the transaction, the Company, through DT EMEA, acquired all of the capital stock of three operating subsidiaries of Logia (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (Mail Bit), (collectively, the “Targets”)). In addition, the Company, by assignment to an acquisition entity, acquired from LogiaDeck Ltd. (formerly S.M.B.P. IGLOO Ltd.) (an affiliate of the Seller, “LogiaDeck”) the assets comprising the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Targets that were entered into by Logia.

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

The Company set up an Israeli acquisition/holding company, DT EMEA to acquire the Targets and the LogiaDeck assets, which was capitalized through a combination of intercompany debt and the issuance of equity.

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

Goodwill has been recorded in our Israeli acquisition/holding company, DT EMEA. The Company is in the process of evaluating goodwill that is deductible for tax purposes.

The initial accounting of the Logia acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q. The Company is required to finalize the accounting of the Logia acquisition by the period ended September 30, 2013.

The amortization period for the intangible assets is as follows:

Remaining Useful Life
Customer relationships	10 years
Developed technology	10 years
Trade names / Trademarks	5 years
Non-compete agreements	4 years
Goodwill	Indefinite

The operating results of the Targets are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to June 30, 2013 are as follows:

Unaudited
Revenue	$4,017
Cost of goods sold	1,223

Gross profit	$2,794
Operating expenses	2,107

Income from operations	687
Non-operating expenses, net	(14)
Provision for income tax	(26)

Net income	$727

The pro forma financial information of the Company’s consolidated operations if the acquisition of the Targets had occurred as of April 1, 2011 is presented below.

	Unaudited Three Months Ended June 30,
	2013	2012
Revenues	$5,092	$1,884
Cost of goods sold	3,268	2,438

Gross profit	1,824	(554)
Operating expenses	5,977	3,045

Income / (loss) from operations	(4,153)	(3,599)
Non-operating (income) / expense, net	1,609	633

Income / (loss) before provision for income taxes	(5,762)	(4,232)
Provision for income taxes	76	14

Net Income / ( loss)	$(5,686)	$(4,246)

Basic and diluted loss per share	$(0.30)	$(0.23)

MIA

On April 12, 2013, Mandalay Digital Group, Inc. (the “Company”), through its indirect wholly owned subsidiary Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). From this point forward the Company refers to the MIA Group as “MIA”.

Our Company is a comprehensive mobile content and service provider, and its many technology platforms including Digital Turbine (DT) allow media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, while maintaining individual branding and personalized, one-to-one relationships with each end-user. The purpose of the MIA acquisition was an effort to not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the IP acquired in the purchase. The Company expects to be able to realize synergies from its ability to export Sphere, MIA’s content management system, to customers outside of Australia as well as be able to import DT’s products and services to MIA’s current customer base. The company will be integrating its Digital Turbine IQ product with Sphere to provide an end-to-end solution for carriers looking to sell mobile content. In addition, the Company plans to market MIA’s third party API product, “DT Pay”, to markets outside of Australia leveraging DT’s existing customers. DT Pay is an application programming interface (API) that integrates between mobile carriers billing infrastructure and content publishers to facilitate mobile commerce. DT Pay allows the publishers and the carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier bill.

The Company set up an Australian acquisition/holding company, DT Australia to acquire the Targets and the IP, which was capitalized through a combination of intercompany debt and the issuance of equity.

The purchase consideration for the transaction was comprised of cash and common stock of the Company, as follows:

(1)	At closing AUD 1,220,000, translated to $1,286,490 for US GAAP reporting purposes;

(2)	Convertible Note payable of AUD 2,280,000, translated to $2,404,260;

(3)	Shares of common stock of the Company (the “Closing Shares”) equivalent to AUD 3,500,000, translated to $3,690,750 and under the agreement, converted to shares at $3.65 per share, or 1,011,164 shares of the common stock of the Company. The closing price of the stock on that day was $4.40 per share, for a total value of $4,449.

The Closing Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$514
Accounts receivable	2,809
Prepaid expenses and other assets	1,070
Property, Plant and Equipment	300
Customer relationships	652
Developed technology	5,820
Library	300
Trade names / Trademarks	54
Goodwill	1,252
Accounts payable	(1,395)
Accrued liabilities	(2,891)
Accrued compensation	(345)

Purchase price	$8,140

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

The Company believes with the acquisition of MIA it will be able to enhance existing products and create new industry-leading products, and also benefit from synergy savings through operational consolidation.

Goodwill has been recorded in our Australia acquisition/holding company, DT Australia. The Company is in the process of evaluating goodwill that is deductible for tax purposes.

The initial accounting of the MIA acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q.

The amortization period for the intangible assets is as follows:

Remaining Useful Life
Customer relationships	14 years
Developed technology	5 years
Trade names / Trademarks	5 years
Library	5 years
Goodwill	Indefinite

The operating results of MIA are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to June 30, 2013 are as follows:

Unaudited
Revenue	$3,658
Cost of goods sold	2,537

Gross profit	$1,121
Operating expenses	1,054

Income from operations	67
Non-operating (income) / expense, net	(13)
Provision for income tax	(26)

Net income	$106

The pro forma financial information of the Company’s consolidated operations if the acquisition of MIA had occurred as of April 1, 2012 is presented below.

	Unaudited
	Three Months Ended June 30,
	2013	2012
Revenues	$5,617	$4,569
Cost of goods sold	3,640	2,828

Gross profit	1,977	1,742
Operating expenses	6,215	4,981

Loss from operations	(4,238)	(3,240)
Non-operating expense	1,600	499

Loss before provision for income taxes	(5,838)	(3,738)
Provision for income taxes	(135)	53

Net loss	$(5,702)	$(3,791)

Basic and diluted loss per share	$(0.29)	$0.00

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

For direct to consumer business, revenue is earned by delivering a product or service directly to the end user of that product or service. In those cases, the Company records revenue as the amount billed to that end user and recognizes the revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. Substantially all of our discontinued operations represents direct to consumer business.

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

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Potentially dilutive shares	5,665	5,572

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

Deposits

As of June 30, 2013, the Company has deposits of $616. A deposit in the amount of $533 was made pursuant to an asset purchase agreement entered into by the Company on December 6, 2012, whereby the Company delivered stock as a nonrefundable deposit. If the asset purchase is completed, then the deposits will be credited against the purchase price; however, if the asset purchase is not completed, then the deposit will be expensed.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $16 and $0 in the three months ended periods ended June 30, 2013 and 2012, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of June 30, 2013 and March 31, 2013 the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $105 and $31 in the periods ended June 30, 2013 and 2012, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2013, two major customers represented approximately 25% and 26% of our gross accounts receivable outstanding, and 6.6% and 0% of gross accounts receivable outstanding as of March 31, 2013, respectively. These customers accounted for 31% and 29% of our gross revenues during the three month period ended June 30, 2013.

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

During the three month period ended June 30, 2013, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2013 the Company determined that there was an impairment of goodwill amounting to $1,119.

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

During the three month period ended June 30, 2013, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets.

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

Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013. The Company has adopted this guidance.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company has adopted this guidance.

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

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of September 30, 2012 was determined to be $758. At June 30, 2013, the contingent liability was re-measured to be $841. The Company recorded a loss on the fair value of the contingent liability of $0 in interest and other income / (expense) in the three months ended June 30, 2013.

Contingent liabilities (in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2013	$841	$—	$—	$841
March 31, 2013	$841	$—	$—	$841

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	June 30, 2013	June 30, 2012
Billed	$3,243	$590
Unbilled	1,647	537
Less: allowance for doubtful accounts	(142)	(108)

Net Accounts receivable	$4,748	$1,019

The Company had no significant write-offs or recoveries during the periods ended June 30, 2013 and 2012, respectively.

7.	Property and Equipment

	June 30, 2013	June 30, 2012
Equipment	$567	$1,310
Furniture & fixtures	675	484
Leasehold improvements	15	184

	1,257	1,978
Accumulated depreciation	(827)	(1,777)

Net Property and Equipment	$430	$201

Depreciation expense was $31 and $29 in the three months ended June 30, 2013 and 2012, respectively.

8.	Description of Stock Plans

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 18,625,833 remain available for issuance as of June 30, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	—	$—

Granted	873	$4.31
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2013	873	$4.31

Exercisable, June 30, 2013	3	$4.05

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

A summary of the status of the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, nonvested options as of March 31, 2013 and 2012 pursuant to the Plan, and changes during the years ended March 31, 2013 and 2012 is presented below:

Option Plans

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	960	$9.00

Granted	—	$—
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2013	960	$9.00

Option Plans and Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain any nonvested options as of June 30, 2013 and March 31, 2013.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Three Months Ended June, 2013	Three Months Ended June, 2012
Product development	$—	$—
Sales and marketing	—	—
General and administrative	147	122

	$147	$122

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588

Acquisition	1,252

Balance at June 30, 2013	$4,840

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended June 30, 2013 or March 31, 2013.

10.	Intangible Assets

The components of intangible assets as at June 30, 2013 and March 31, 2013 were as follows:

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Software	$8,249	$(1,611)	$6,638
Trade name / Trademark	351	(23)	$328
Customer list	5,327	(1,503)	$3,824
License agreements	798	(466)	$332

	$14,725	$(3,603)	$11,122

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended June 30, 2013. However, the Company recorded an increase in intangible assets of $6,826 for the acquisition of MIA. The Company did not record an impairment charge for the year ended March 31, 2013.

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Software	$2,429	$(1,269)	$1,160
Trade name / Trademark	297	(16)	$281
Customer list	4,675	(1,407)	$3,268
License agreements	498	(450)	$48

	$7,899	$(3,142)	$4,757

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the three month period ended June 30, 2013 and 2012, the Company recorded amortization expense in the amount of $461 and $58, respectively, in cost of revenues.

Based on the amortizable intangible assets as of June 30, 2013, we estimate future amortization expense to be as follows:

Year Ending June 30,	Amortization Expense
(in thousands)
2014	$2,054
2015	1,905
2016	1,822
2017	1,811
2018	1,401
Future	1,922

$10,915

The initial accounting of the Intangibles of Logia and MIA are incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

Below is a summary of Goodwill and Intangible assets:

	Intangible Assets	Goodwill
Balance as of March 31, 2013	$4,757	$3,588

Acquisition	6,826	1,252
Amortization of intangibles	461	—

Balance as of June 30, 2013	11,122	4,840

11.	Debt

	June 30, 2013	March 31, 2013
Short Term Debt
Equipment Leases	$2	$17
Senior secured convertible note, including PIK interest, net of discount of $0 and $187, respectively	2,902	2,714
Senior secured note, short term accrued interest	435	363
Convertible note, including accrued interest, net of discount, of $393 and $539, respectively	839	683
Convertible sellers note, net of discount of $130 and $0, respectively	2,303	—

	$6,481	$3,777

	June 30, 2013	March 31, 2013
Long Term Debt
Secured note, including PIK interest and accrued interest	1,282	1,252

	$1,282	$1,252

	June 30, 2013	March 31, 2013
Contingent Liabilities
Contingent liability, net of discount of $159 and $159, respectively	$841	$841

Convertible Debt

ValueAct Note

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

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.5 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date was to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

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

On March 19, 2012, the Company issued 2,600 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820. Through the three month period ended June 30, 2013, the Company recorded interest expense of $146 related to the amortization of the debt discount. The remaining discount of $393 will be amortized over the period ending March 1, 2014. The Company assessed the conversion of $1,820 and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a gain on extinguishment of debt of $1,346 for the year ended March 31, 2012.

As of June 30, 2013, the outstanding principal and accrued interest of $1,232 is convertible into approximately 352,875 shares of common stock at a conversion price of $3.50. At June 30, 2013, the if-converted value exceeds the principal and accrued interest by approximately $334.

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

The Warrants granted to the New Senior Secured Note holders on June 21, 2010 and conversion feature in the New Senior Secured Notes are not considered derivative instruments since the Warrants and the New Senior Secured Notes have a set conversion price and all of the requirements for equity classification were met. The Company determined the fair value of the detachable warrants issued in connection with the New Senior Secured Notes to be $1,678, using the Black-Scholes option pricing model and the following assumptions: expected life of 5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 54.62%. In addition, the Company determined the value of the beneficial conversion feature to be $5,833. The combined total discount for the New Senior Secured Notes is limited to the face value of the New Senior Secured Notes of $2,500 and is being amortized over the term of the New Senior Secured Notes. For the three months ended June 30, 2013, the Company amortized the final amortization expense of $187 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

As of June 30, 2013, the outstanding principal and PIK accrued interest of $2,902 is convertible into approximately 3,868,958 shares of common stock at a conversion price of $0.75. At June 30, 2013, the if-converted value exceeds the principal and interest by approximately $14,315. Interest accrued through June 30, 2013 is $435.

On July 8, 2013, the Noteholders entered into an amendment to the Senior Secured Notes, dated as of July 7, 2013 that extended the July 9, 2013 Maturity Date of the notes until September 9, 2013.

DT Australia Note

On April 12, 2013, the Company, through its indirect, wholly-owned subsidiary, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd and subsidiaries thereof (the “ MIA Transaction”). Pursuant to the terms of the MIA Transaction, a portion of the purchase price was comprised of a promissory note issued by DT Australia, payable to a nominee of the sellers, Zingo (Aust) Pty Ltd, in the principal amount of AUD$2,280,000 (the “DT Australia Note”).

The DT Australia Note has a 90 day term and bears interest at a rate of 6% per annum. Interest will accrue daily and be added to principal monthly from and including the commencement date until the note is redeemed or converted. The accrued and unpaid principal and interest due on the DT Australia note is convertible at any time in part or in full at the election of the holder into shares of common stock of the Company at a conversion price of $3.65 per share, subject to adjustment. The Company has guaranteed the DT Australia Note and the senior secured noteholders have expressly subordinated the MIA assets to the DT Australia Noteholders.

The conversion feature in the DT Australia Note is not considered a derivative instrument since the DT Australia Note has a set conversion price and all of the requirements for equity classification were met. The Company determined the value of the beneficial conversion feature to be $1,064. The discount for the DT Australia Note is being amortized over the term of the DT Australia Note. For the three months ended June 30, 2013, the Company amortized $934 of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

As of June 30, 2013, the outstanding principal and accrued interest of $2,433 is convertible into approximately 666,633 shares of common stock at a conversion price of $3.65. At June 30, 2013, the if-converted value exceeds the principal and interest by approximately $533.

On July 11, 2013, the parties to the DT Australia Note entered into an Amendment No. 1 to the DT Australia Note (the “Amendment”) the material terms of which are as follows: (1) the Company repaid AUD$280,000 of principal and AUD$34,200 of interest under the DT Australia Note; (2) the parties amended the maturity date for the payment of the remaining AUD$2,000,000 of principal from 90 to 150 days from the date of entry into the DT Australia Note; (3) the Company issued 59,964 shares of the Company’s common stock

(the “ New Common Stock”) to the noteholders or their appointees as consideration for the extension of the maturity date; (4) the Company agreed to file a resale registration statement on Form S-1 or S-3 with the Securities and Exchange Commission covering the New Common Stock prior to August 31, 2013, otherwise the Company agrees to repurchase the New Common Stock at a price equal to the closing price of the New Common Stock on the date of issuance thereof; and (5) the Company agreed in the event that, prior to the maturity date, the Company enters into an equity financing pursuant to which shares of the Company’s common stock are issued at a price less than the MIA Transaction issue price, then the Company will issue to the noteholders additional shares of Company’s common stock in order to compensate for any differential in value (for shares issued in the MIA Transaction as well as pursuant to the Amendment), subject to a share cap in order to ensure compliance with the Nasdaq shareholder approval regulations

Other than as amended by the Amendment and the acknowledgement, all other terms under the stock purchase agreement and other documents comprising the MIA Transaction remain in full force and effect, without modification.

The New Common Stock has been issued in a private offering under Section 4(2) of the Securities Act of 1933 or Regulation D or Regulation S thereunder.

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

On September 14, 2006, the Company entered into a five year management agreement (“Agreement”) with Trinad Management, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. In addition, Robert Ellin, our director, is the managing director of and portfolio manager for Trinad Management. Pursuant to the terms of the Agreement, Trinad Management provided certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination transaction involving the Company in exchange for a fee of $90 per quarter, plus reimbursements of all related expenses reasonably incurred. The Agreement expired on September 14, 2011, but was extended to December 31, 2011. During the three month periods ended June 30, 2013 and March 31, 2013, the Company did not incur management fees under the agreement. At June 30, 2013 and March 31, 2013, there was no amount payable to Trinad Management.

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

Mr. Ellin also received three grants totaling 1,600,000 shares of our restricted common stock that vest as follows:

•

The first grant of 680,000 was granted under the executive chairman agreement and vests as follows: (i) one third vested upon the completion our most recent equity financing; (ii) one third vested on July 3, 2013 when the Company’s total enterprise value equals or exceeds $100,000; and (iii) one third shall vest immediately if on any date during the term or within 12 months following the term our total enterprise value equals or exceeds $200,000; provided, however, that all unvested shares of restricted common stock shall vest immediately change of control. These shares may not be transferred for a period of one year from the vesting date.

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

During the three month period ended June 30, 2013, we did not grant Mr. Ellin any additional stock options or warrants.

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

Common Stock and Warrants

In April 2013, the Company sold 142,857 shares of common stock of the Company to an investor for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 35,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $123.

In April 2013, the Company sold 285,714 shares of common stock of the Company to directors of the Company for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $309.

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended June 30, 2013.

In April 2013, the Company issued 50,000 shares of common stock of the Company to a note holder of the Company for financing costs. The shares were valued at the closing market price on that date of $4.55 per share. The overall value was determined to be $228 and was recorded as financing costs in the period ended June 30, 2013.

In May 2013, the Company sold 342,857 shares of common stock of the Company to investors for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 85,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $351.

In May 2013, the Company issued 120,000 shares of restricted stock of the Company to directors of the Company. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $480, of which $51,288 was recorded through the period ended June 30, 2013.

In May 2013, the Company issued 48,000 shares of restricted stock of the Company to a vendor. The shares were issued based on a service agreement that began May 2013. The overall value was determined to be $218 of which $36 was recorded through the period ended June 30, 2013.

Restricted Stock Agreements

During the period December 1, 2011 through June 30, 2013, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA recipients are granted voting rights while other RSA recipients are not granted voting rights.

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

On July 3, 2013, the second vesting criteria was met when the Company’s enterprise value exceeded $100 million.

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

The Company has expensed $319 through the period ended June 30, 2013 related to the 3,170 RSAs issued on December 28, 2011 and will expense the remaining $405 over the periods ended December 28, 2013, which will only pertain to the one third vesting upon $200,000 enterprise value. In addition to this expense, the Company expensed the remainder of the expense of $365 related to the $100,000 enterprise value in the period ended June 30, 2013.

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

All restricted shares, vested and unvested, have been included in the outstanding shares as of June 30, 2013.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $1,504, related to the 445 RSAs issued on January 3, 2012. No further expense will be taken until the Board of Directors details the performance criteria.

Time Condition RSAs

On various dates during the periods ended June 30, 2013 and March 31, 2013, the Company issued 120 and 365 restricted shares with vesting criteria based on time conditions, respectively. As of June 30, 2013, 4,083 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

The following table summarizes the RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
(in thousands, except grant date fair value)
Unvested at March 31, 2013	2,632	$3.27

Granted	0	0
Canceled	—	—
Vested	1,228	3.27

Unvested at June 30, 2013	1,404	$3.28

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2013.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of June 30, 2013 and March 31, 2013. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal and Israeli income taxes. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended June 30, 2013 and 2012, and net property and equipment for the periods ended June 30, 2013 and March 31, 2013:

	North America	Europe, Middle East, Africa	Asia Pacific	Consolidated
Three Months ended June 30, 2013
Net sales to unaffiliated customers	49	1,376	3,666	$5,092
Three Months ended June 30, 2012
Net sales to unaffiliated customers	24	1263	3	$1,290
Property and equipment, net at June 30, 2013	91	72	267	$430
Property and equipment, net at March 31, 2013	77	71	0	$148

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2016. The future minimum payments under initial terms of leases at June 30, 2013 are $321.

This amount does not reflect future fluctuations for real estate taxes and building operating expenses. Rental expense amounted to $123 and $39, respectively, for the three months ended June 30, 2013 and 2012.

Other Obligations

As of June 30, 2013, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms of one year or greater at June 30, 2013. Future payments for these obligations as of June 30, 2013 are as follows:

Year Ending June 30,
2014	$463
2015	358
2016	117

Total payments	$938

Litigation

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

On July 3, 2013, and July 22, 2013, the Company filed a Form S-3 registration statement and amendment thereto to register an indeterminate number of shares of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities.

On July 8, 2013, the Company entered into an amendment with the Senior Secured Note holders, dated as of July 7, 2013 that extends the July 9, 2013 Maturity Date of the notes until September 9, 2013.

On July 11, 2013, the parties to the DT Australia Note entered into an Amendment No. 1 to the DT Australia Note (the “Amendment”) the material terms of which are as follows: (1) the Company repaid AUD$280,000 of principal and AUD$34,200 of interest under the DT Australia Note; (2) the parties amended the maturity date for the payment of the remaining AUD$2,000,000 of principal from 90 to 150 days from the date of entry into the DT Australia Note; (3) the Company issued 59,964 shares of the Company’s common stock (the “ New Common Stock”) to the noteholders or their appointees as consideration for the extension of the maturity date; (4) the Company agreed to file a resale registration statement on Form S-1 or S-3 with the Securities and Exchange Commission covering the New Common Stock prior to August 31, 2013, otherwise the Company agrees to repurchase the New Common Stock at a price equal to the closing price of the New Common Stock on the date of issuance thereof; and (5) the Company agreed in the event that, prior to the maturity date, the Company enters into an equity financing pursuant to which shares of the Company’s common stock are issued at a price less than the MIA Transaction issue price, then the Company will issue to the noteholders additional shares of Company’s common stock in order to compensate for any differential in value (for shares issued in the MIA Transaction as well as pursuant to the Amendment), subject to a share cap in order to ensure compliance with the Nasdaq shareholder approval regulations. Other than as amended by the Amendment and the acknowledgement, all other terms under the stock purchase agreement and other documents comprising the MIA Transaction remain in full force and effect, without modification. The New Common Stock was issued in a private offering under Section 4(2) of the Securities Act of 1933 or Regulation D or Regulation S thereunder.

On August 5, 2013, the Company received a Notice of Effectiveness for the Form S-3 as amended filed on July 22, 2013 from the Securities and Exchange Commission.

Management evaluated subsequent events after the balance sheet date of June 30, 2013 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2013. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“Digital Turbine”), Twistbox Entertainment, Inc. (“Twistbox”), MDG Logia Holdings Ltd (“MDG”), and Digital Turbine Australia Pty Ltd (“DT Australia”) .

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

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMVHolding Limited, a United Kingdom private limited company (“AMV”) and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company (collectively the “Shares”). The acquisition of AMV is referred to herein as the “AMV Acquisition”.

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

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. For each $1.00 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase .67 shares of common stock of the Company. Each Warrant has a five year term. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the New Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis Then, on July 8, 2013, the Noteholders entered into an amendment to the Senior Secured Notes, dated as of July 7, 2013 that extends the July 9, 2013 Maturity Date of the notes until September 9, 2013.

SUMMARY OF THE DIGITAL TURBINE ACQUISITION

On December 28, 2011 the Company entered into a Share Purchase Agreement to acquire of the assets of Digital Turbine LLC (“Seller”) into its newly formed wholly owned subsidiary, Digital Turbine, Inc. The Company purchased the assets sold by the Seller with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

SUMMARY OF LOGIA ACQUISITION

On August 14, 2012 the Company entered into a Share Purchase Agreement to acquire subsidiaries and assets of Logia Group, Ltd. (“Seller”), Logia is a leading mobile content development and management solutions provider of innovative mobile solutions to top-tier mobile operators and content providers. The Logia acquisition was completed on September 13, 2012. As a part of the transaction, the Company, through an Israeli acquisition company that it formed named “MDG Logia Holdings LTD” (“Logia Holdings”) acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary of Seller, and is now an operating subsidiary of Logia Holdings. In addition, the Company acquired, by assignment to Logia Holdings, the assets comprising the “LogiaDeck” software, which has been rebranded “Ignite”, and certain operator and other contracts related to the business being sold by Seller, from S.M.B.P. IGLOO Ltd., an affiliate of Seller.

The Company purchased the stock and assets sold by Seller and its affiliate with cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, comprised of (1) $3,750,000 in cash at closing (subject to working capital adjustments) and Company common stock having a value of $750,000, based on a 30 day volume weighted average price (VWAP) look back from the issuance date (the “Closing Shares”), or 187,500 shares of common stock, with a fair value of $788 on the date of grant, and (2) two tranches, each comprised of a cash payment of $250,000 and a number of shares of Company common stock valued at $250,000 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), which will be paid and issued, as applicable, to Seller upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500,000 and $500,000 of cash if all milestones are achieved. All of the stock of the Company issued is subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this Quarterly Report on Form 10-Q.

The initial accounting of the Logia acquisition is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis. Therefore, actual amounts recorded upon the finalization of the valuation of certain intangible assets may differ materially from the information presented in this Quarterly report on Form 10-Q. The Company is required to finalize the accounting of the Logia acquisition by the period ended September 30, 2013.

SUMMARY OF MIA ACQUISITION

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this quarterly report. The Company set up an Australian acquisition/holding company, DT Australia, to acquire MIA, through a combination of intercompany debt and the issuance of equity comprised of AUD 1,220,000, translated to $1,286,490 for US GAAP reporting purposes, Convertible Note payable of AUD 2,280,000, translated to $2,404,260, shares of common stock of the Company (the “Closing Shares”) equivalent to AUD 3,500,000, translated to $3,690,750 and converted under the agreement, to shares at $3.65 per share, which is 1,011,164 shares of the common stock of the Company. The closing price of the stock on that day was $4.40 per share, for a total value of $4,449,122.

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

The Company believes with the acquisition of MIA it will be able to enhance existing products and create new industry-leading products, and also benefit from synergy savings through operational consolidation.

Company Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

Twistbox is a global, mobile data services company primarily focused on enabling and optimizing the development, distribution and billing of content and applications across mobile networks. Twistbox has leveraged its intellectual property and carrier-class technology to secure direct distribution and/or enabling agreements with leading mobile operators throughout Europe, including, among others, Vodafone, Telefonica, Orange, and SFR.

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

Due to the acquisition of MIA on April 12, 2013, mentioned below, Digital Turbine Content has become the primary revenue generating product from Digital Turbine today. It includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. Digital Turbine Content manages content sales and distribution across multiple geographies including Australia, Israel, Turkey, Indonesia, Philippines, Italy, India and Germany.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Revenues	$5,092	$1,290	295%
Cost of revenues	3,268	672	386%

Gross profit	1,824	618	195%
SG&A	5,977	2,870	108%

Operating loss	(4,153)	(2,252)	84%
Interest expense, net	(1,626)	(459)	254%
Foreign exchange transaction loss	25	(7)	-464%
Loss on change in fair value of accrued derivative liabilities	—	(21)	-100%
Gain / (loss) on settlement of liability	(3)	—	100%
Loss on change on valuation of long term contingent liability	(5)	—	100%

Loss before income taxes	(5,762)	(2,739)	110%
Income tax provision	76	(14)	-646%

Net loss	$(5,686)	$(2,753)	107%

Basic and Diluted net income / (loss) per common share:	(0.30)	(0.16)	85%
Basic and Diluted weighted average shares outstanding	18,861	16,901	12%

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,		% of Change
	2013	2012
	(In thousands)
Revenues by type:
Content Music	$777	$—	100%
Content Tones & Pics	1,129	—	100%
Content Other	539	1,041	-48%
Services	492	249	97%
Billing	2,155	—	100%

Total	$5,092	$1,290	295%

The Company has changed the way it looks at its revenues. Due to the strategic acquisition of Logia and MIA, the Company has identified revenue streams that best represent the various revenue activities. Content Music is both streaming and downloadable music. The $777 in the period ending June 30, 2013 is attributable to the MIA acquisition, as well as the majority of the Content Tones & Pics, which are mainly ringtones and wallpapers. In addition to content, both the MIA and Logia acquisitions have contributed revenues for Services, mainly comprised of specialized projects, but are mainly revenues pertaining to the Ignite product. Billing is mainly due to the MIA acquisition, which is the third party billing API, DT Pay. Traditional Content Other has been declining year over year due mainly to the shift of content purchases off the carriers portal. With DT’s Ignite and IQ products, the Company anticipates higher revenues in Service and Content revenue streams.

Cost of Revenues

	Three Months Ended June 30,		% of Change
	2013	2012
	(In thousands)
Cost of revenues:
License fees	$2,945	$614	380%
Other direct cost of revenues	323	58	457%

Total cost of revenues	$3,268	$672	386%

Revenues	$5,092	$1,290	295%

Gross margin	35.8%	47.9%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues has increased due to the amortization of intangible assets from the Logia and MIA acquisitions.

Operating Expenses

	Three Months Ended June 30,		% of Change
	2013	2012
	(In thousands)
Product development expenses	$1,666	$366	355%
Sales and marketing expenses	433	103	320%
General and administrative expenses	3,878	2,401	62%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs. Due to strategic changes in the focus of our development business as well as the consolidation of the device operating systems within the marketplace, headcount had been reduced over prior periods. However we anticipate growth in production development expenses due to projected revenue growth.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs, including our headcount were reduced over the past year, but has increased as we prepare to bring Digital Turbine products to market.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, and other costs such as stock based compensation, rent, and depreciation expense. The increase period-to-period is mostly due to an increase in stock based compensation expense to management, as well as hiring additional management and consulting personnel, and the addition of the Logia and MIA businesses.

Other Income and Expenses

	Three Months Ended June 30,		% of Change
	2013	2012
	(In thousands)
Interest and other (expense)	$(1,626)	$(459)	254%
Foreign exchange transaction gain / (loss)	$25	$(7)	-464%
Gain / (loss) on disposal of fixed assets	$(5)	$—	100%
Gain / (loss) on settlement of debt	$(3)	$—	100%
Change in fair value of accrued derivative liabilities gain / (loss)	$—	$(21)	-100%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, the Taja Note, and the DT Australia Sellers Note. Other costs include foreign exchange transaction gains.

Financial Condition

Assets

Our current assets totaled $7.5 million and $3.9 million at June 30, 2013 and March 31, 2013, respectively. Total assets were $24 million and $12 million at June 30, 2013 and March 31, 2013, respectively. The increase in current assets is primarily due to the assets purchased in the MIA acquisition.

Liabilities and Working Capital

At June 30, 2013, our total liabilities were $19.4 million, compared to $11.7 million at March 31, 2013. The change in liabilities was mainly due to the amortization of debt discount, and the liabilities purchased in the MIA acquisition. The Company had negative working capital of $9.8 million at June 30, 2013, as compared to positive working capital of $2.8 million at March 31, 2013, which is a net change of $7 million. This is due mainly to the MIA acquisition, which incurred debt of $2.4 million in principal.

Liquidity and Capital Resources

	Three Months Ended June 30,		% of Change
	2013	2012
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$(18)	—	0%
Cash flows used in operating activities	1,594	1,590	0%
Cash acquired with acquisition of subsidiary	513	—	0%
Cash used in acquisition of subsidiary	(1,287)	—	0%
Issuance of shares for cash	2,700	1,000	170%
Gain on exchange rate changes on cash and cash equivalents	90	31	190%

The Company has incurred losses and negative annual cash flows since inception. The operating loss increased from $2.9 million in the three months ended June 30, 2012 to $6 million for the three months ended June 30, 2013, or by $3.1 million. This is due mainly to the investment in the DT products and MIA acquisition costs.

The consolidated financial statements included in this Quarterly report on Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In the three months ended June 30, 2013, the Company has raised $2.7 million through the sale of common stock of the Company. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash generated by our operating activities, as well as further borrowings or further capital raises. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all, and lenders may be unwilling to lend on reasonable terms. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, our report of independent registered public accounting firm included an unqualified audit opinion with an emphasis of matter paragraph related to the going concern.

Operating Activities

In the three months ended June 30, 2013, cash increased $0.4 million. Net cash used represents $1.3 million used in the MIA acquisition, offset by the increase in cash due to the sale of common stock of the Company.

As of June 30, 2013, the Company had approximately $1.6 million of cash.

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

Debt obligations include interest payments under the Senior Debt facility, and under the Amended Taja Note. Under the Senior Debt facility, the Company was permitted to elect to add interest to the principal until December 21, 2011 with the full amount of the principal and interest payable September 9, 2013. Under the Amended Taja Note the Company may elect to add interest to the principal. The full amount of principal and interest is payable on March 1, 2014, unless it has already been converted into shares of common stock of the Company. The Company’s operating lease obligations include non-cancelable operating leases for the Company’s office facilities in several locations, expiring at various dates through 2015.

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

Stock Sales and Liquidity

In April 2013, the Company sold 142,857 shares of common stock of the Company to an investor for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 35,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $123.

In April 2013, the Company sold 285,714 shares of common stock of the Company to directors of the Company for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 71,428 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $309.

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended June 30, 2013.

In April 2013, the Company issued 50,000 shares of common stock of the Company to a note holder of the Company for financing costs. The shares were valued at the closing market price on that date of $4.55 per share. The overall value was determined to be $228 and was recorded as financing costs in the period ended June 30, 2013.

In May 2013, the Company sold 342,857 shares of common stock of the Company to investors for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 85,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $351.

In May 2013, the Company issued 120,000 shares of common stock of the Company to directors of the Company. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $480, of which $51,288 was recorded through the period ended June 30, 2013.

In May 2013, the Company issued 48,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began May 2013. The overall value was determined to be $218 of which $36 was recorded through the period ended June 30, 2013.

Options

In May 2013, the Company issued options to purchase 347,500 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

In June 2013, the Company issued options to purchase 525,000 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of Digital Turbine, Logia, MIA and Twistbox. Logia, MIA and Twistbox have historically generated and expect to continue to generate the vast majority of its revenues from mobile phone carriers that market, distribute and/or bill for its content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Logia, MIA and Twistbox a contractual percentage of their collected fee for each transaction. Logia, MIA and Twistbox recognize as revenues the percentage of the fees due to it from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. MIA also generate revenues from their third party billing API that facilitates the billing of content via the carrier billing for content sold outside of the carriers portal. Logia, MIA and Twistbox revenues are international.

We believe that the improving quality and greater availability of smartphones is in turn encouraging consumer awareness and demand for high quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe that the Company through its subsidiary operating companies has created the requisite development, distribution and billing technology and have achieved the scale to operate at a level that provides them with competitive advantages. We also believe that leveraging existing carrier and publisher relationships contained within Logia, MIA and Twistbox are an advantage that allows us to grow our revenues without significant corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine’s IQ product and Logia’s Ignite product into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel and acquisition costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Acquisition costs include the costs of acquiring Logia as was the case in our second quarter. And the Company has plans to continue to acquire complimentary operations that create synergy and aid in bringing new products to market. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow.

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

Cost of Revenues

MIA and Logia’s cost of revenues is mainly personnel and technological expenses used in the servicing and maintenance of its products. Twistbox’s cost of revenues historically consists of royalties that we pay to content owners from which we license brands and other intellectual property. Other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

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

Amortization of Intangible Assets. We will record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as customer lists and platform, as part of our operating expenses. We will record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We will determine the fair value of the intangible assets using a contribution approach. We will amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of three to fourteen years.

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

Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU is effective for the first interim reporting period in 2013. The Company has adopted this guidance.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company has adopted this guidance.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of June 30, 2013 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of June 30, 2013:

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of June 30, 2013 described above, as follows:

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

3.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

The first of these remediation efforts is expected be implemented during the fiscal year ending March 31, 2014,

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as set forth above, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013. From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. As of the date of filing this Quarterly Report on Form 10-Q, we are not a party to any litigation that we believe would have a material adverse effect on us.

Item 1A. Risk Factors.

Other than with respect to the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April and May 2013, the Company sold 771,428 shares of common stock of the Company to investors for $3.50 cents per share. In connection with the sale of common stock, the Company issued warrants to purchase 192,857 shares of common stock of the Company at an exercise price of $3.50 per share with a term of 5 years. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (Incorporated by reference to that certain current report on Form 8-K, filed with the SEC on November 14, 2007.)

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012 (Incorporated by reference to Appendix B of the Company’s Definitive Information Statement on Form 14-C, filed with the SEC on July 10, 2012.

3.3	Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed April 12, 2013).

3.4	Certificate of Correction of Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 12, 2013).

10.1	Share Sale Agreement, dated April 12, 2013, among Digital Turbine Australia Pty Ltd, Digital Turbine, Inc., the Company, and certain other parties set forth therein (incorporated by reference from that certain 8-K/A filed with the SEC on April 12, 2013.

10.2	Convertible Note Deed, dated April 12, 2013, among Digital Turbine Australia Pty Ltd., the Company and Zingo (Aust) Pty Ltd. (incorporated by reference from that certain 8-K/A filed with the SEC on April 12, 2013)

10.3	Intercreditor Deed, dated April 12, 2013, among Zingo (Aust) Pty. Ltd., Digital Turbine Australia Pty. Ltd., the Company and the Senior Creditors set forth therein (incorporated by reference from that certain 8-K/A filed with the SEC on April 12, 2013).

10.4	Security Deed, dated April 12, 2013, among Digital Turbine Australia Pty. Ltd., and Zingo (Aust) Pty. Ltd. (incorporated by reference from that certain 8-K/A filed with the SEC on April 12, 2013).

10.5	Registration Rights & Lock Up Agreement, dated April 12, 2013 between the Company and various shareholders set forth therein (incorporated by reference from that certain 8-K/A filed with the SEC on April 12, 2013).

10.6	Form of Equity Financing Binding Term Sheet dated April 11, 2013.*

10.7	Form of Equity Financing Binding Term Sheet dated May 23, 2013 with Windsor Media, Inc.*

10.8	Form of Interest Extension Amendment dated June 20, 2013 (incorporated by reference from that certain 8-K/A filed with the SEC on July 12, 2013).

10.9	Form of Interest Extension Amendment dated July 7, 2013 (incorporated by reference from that certain 8-K/A filed with the SEC on July 12, 2013).

10.10

Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd. (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed with the SEC on July 11, 2013)

10.11	E-mail acknowledgement, effective as of July 11, 2013 regarding the Amendment (incorporated by reference to Exhibit 10.2 of our current report on form 8-K filed with the SEC on July 11, 2013)

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: August 14, 2013	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer