Form 10-Q
period 2013-09-30
Mandalay Digital Group, Inc.
filed 2013-11-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, the Company had 31,272,447 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,806	1,149
Accounts receivable, net of allowances of $130 and $130, respectively	5,815	1,995
Deposits	48	563
Prepaid expenses and other current assets	625	285

Total current assets	14,294	3,992
Property and equipment, net	427	148
Deferred tax assets	415	—
Intangible assets, net	10,609	4,757
Goodwill	4,770	3,588

TOTAL ASSETS	$30,515	$12,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,596	$3,783
Accrued license fees	3,276	669
Accrued compensation	1,188	692
Current portion of long term debt, net of discounts of $0 and $726, respectively	10	3,777
Deferred tax liabilities	306	134
Other current liabilities	660	600

Total current liabilities	11,036	9,655
Long term debt and convertible debt, net of discounts of $0 and $980, respectively	—	1,252
Long term contingent liability, less discount of $762 and $159, respectively	238	841

Total liabilities	$11,274	$11,748

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 32,027,046 issued and 31,272,447 outstanding at September 30, 2013; 19,222,493 issued and 18,467,894 outstanding at March 31, 2013	7	7
Additional paid-in capital	172,545	142,571
Treasury Stock (754,600 shares at September 30, 2013 and March 31, 2013)	(71)	(71)
Accumulated other comprehensive loss	172	(266)
Accumulated deficit	(153,512)	(141,604)

Total stockholders’ equity	19,241	737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,515	$12,485

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(In thousands, except per share amounts)

	3 Months Ended September 30, 2013	3 Months Ended September 31, 2012	6 Months Ended September 30, 2013	6 Months Ended September 30, 2012
Net revenues	$6,996	$912	$12,088	$2,203

Cost of revenues
License fees	3,817	299	6,762	913
Other direct cost of revenues	652	77	975	135

Total cost of revenues	4,469	376	7,737	1,048

Gross profit	2,527	536	4,351	1,155

Operating expenses
Product development	2,513	365	4,179	731
Sales and marketing	581	215	1,014	318
General and administrative	3,325	3,191	7,203	5,591

Total operating expenses	6,419	3,771	12,396	6,640

Loss from operations	(3,892)	(3,235)	(8,045)	(5,485)

Interest and other income / (expense)
Interest income/ (expense)	(1,653)	(494)	(3,278)	(954)
Foreign exchange transaction loss	28	(26)	53	(33)
Change in fair value of derivative liabilities loss	(811)	—	(811)	(22)
Gain / (loss) on disposal of fixed assets	(8)	—	(13)	—
Gain/ (loss) on settlement of debt	43	—	40	—
Gain on change on valuation of long term contingent liability	603	—	603	—
Loss on extinguishment of debt	(442)	—	(442)	—

Interest and other expense	(2,240)	(520)	(3,849)	(1,009)

Loss from operations before income taxes	(6,132)	(3,755)	(11,894)	(6,494)

Income tax provision	(90)	(20)	(14)	(34)

Net loss	$(6,222)	$(3,775)	$(11,908)	$(6,528)

Other comprehensive (loss) / income:
Foreign currency translation adjustment	$333	$(34)	$438	$(3)
Comprehensive (loss) / income	$(5,889)	$(3,809)	$(11,470)	$(6,531)

Basic and diluted net income / (loss) per common share	$(0.25)	$(0.22)	$(0.53)	$(0.38)

Weighted average common shares outstanding, basic and diluted	25,232	17,447	22,636	17,175

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,600	$(71)	$142,571	$(266)	$(141,604)	$737

Net loss									(5,686)	(5,686)
Foreign currency translation								105		105
Fractional shares due to split	(118)									—
Issuance of restricted stock for services	168,000						88			88
Issuance of common stock for cash	771,428						2,700			2,700
Issuance of common stock for financing costs related to acquisition	50,000						228			228
Issuance of common stock related to acquisition	1,011,164						4,449			4,449
Vesting of restricted stock related to acquisition							374			374
Vesting of restricted stock for services							727			727
Vesting of options issued to employees							52			52
Debt discount in connection with issuance of convertible debt							1,064			1,064

Balance at June 30, 2013	20,468,368	$7	100,000	$100	754,600	$(71)	$152,253	$(161)	$(147,290)	$4,838

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at June 30, 2013	20,468,368	$7	100,000	$100	754,600	$(71)	$152,253	$(161)	$(147,290)	$4,838

Net loss									(6,222)	(6,222)
Foreign currency translation								333		333
Warrant Exercised	7,632						—			—
Vesting of shares issued to employee							300			300
Vesting warrants issued for services rendered							406			406
Vesting of options issued to employees							358			358
Vesting of restricted stock for services							314			314
Issuance of stock as part of secondary offering, net of costs	529,515						1,290			1,290
Issuance of common stock as part of public offering, net of costs	4,838,710						10,934			10,934
Issuance of common stock for financing costs related to acquisition	59,964						244			244
Issuance of common stock related to acquisition	504,880						1,036			1,036
Change in fair value of convertible debt							313			313
Issuance of warrants and extend existing warrants related to convertible debt							476			476

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Issuance of shares related to convertible debt	80,000						248			248
Convertible debt converted to stock	4,783,378						4,373			4,373

Balance at September 30, 2013	31,272,447	$7	100,000	$100	754,600	$(71)	$172,545	$172	$(153,512)	$19,241

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	6 Months Ended September 30 2013	6 Months Ended September 30 2012
Cash flows from operating activities
Net (loss) / income	$(11,908)	$(6,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037	197
Amortization of debt discount	726	712
Interest accrued	36	221
PIK Interest	68	—
Finance costs	1,427	—
Fair value of financing costs related to conversion options	1,479	—
Allowance for doubtful accounts	—	—
Stock-based compensation	410	66
Stock issued for services	1,803	2,308
Warrants issued for services	406	—
Revaluation of contingent liability	(603)	—
Finance costs	0	—
Loss on disposal of leasehold improvements	8	—
Increase / (decrease) in fair value of derivative liabilities	811	21
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(1,011)	(311)
Deposits	515	(3)
Prepaid expenses and other current assets	142	(43)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	418	(175)
Accrued license fees	2,607	(144)
Accrued compensation	151	156
Other liabilities and other items	(2,415)	229

Net cash used in operating activities	(3,893)	(3,294)

Cash flows from investing activities
Purchase of property and equipment	(32)	(8)
Cash used in acquisition of subsidiary	(1,287)	(3,416)
Cash acquired with acquisition of subsidiary	513	59

Net cash used in investing activities	805	(3,365)

Cash flows from financing activities
Repayment of debt obligations	(3,657)	—
Issuance of shares for cash	14,924	1,000

Net cash provided by financing activities	11,267	1,000

Effect of exchange rate changes on cash and cash equivalents	88	(3)

Net change in cash and cash equivalents	6,658	(5,662)
Cash and cash equivalents, beginning of period	1,149	8,799

Cash and cash equivalents, end of period	$7,806	$3,137

Supplemental disclosure of cash flow information:
Taxes paid	$0	$28

Interest paid	$—	$—

Noncash investing and financing activities:
Contingency earn out on acquisition of subsidiary, net of discount	$0	$(758)

Common stock of the Company issued for acquisition of subsidiary	$0	$788

Mandalay Digital Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1.	Organization

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

On July 27, 2012, the Company set up a wholly-owned Israeli acquisition/holding company, Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly M.D.G. Logia Holdings Ltd).

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

In the six months ended September 30, 2013, the Company has raised $14.9 million through the sale of its common stock. We anticipate that our primary sources of liquidity will be cash generated by our operating activities, and that the cash generated will be sufficient to meet our working capital needs.

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

Our Company is a comprehensive mobile content and service provider, and its many technology platforms including Digital Turbine (DT) allow media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, while maintaining individual branding and personalized, one-to-one relationships with each end-user. The purpose of the MIA acquisition was an effort to, not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the IP acquired in the purchase. The Company expects to be able to realize synergies from its ability to export Sphere, MIA’s content management system, to customers outside of Australia as well as be able to import DT’s products and services to MIA’s current customer base. The company will be integrating its Digital Turbine IQ product with Sphere to provide an end-to-end solution for carriers looking to sell mobile content. In addition, the Company plans to market MIA’s third party API product, “DT Pay”, to markets outside of Australia leveraging DT’s existing customers. DT Pay is an application programming interface (API) that integrates between mobile carriers billing infrastructure and content publishers to facilitate mobile commerce. DT Pay allows the publishers and the carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier bill.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$514
Accounts receivable	2,809
Prepaid expenses and other assets	896
Property, Plant and Equipment	300
Customer relationships	652
Developed technology	5,820
Library	300
Trade names / Trademarks	54
Goodwill	1,182
Accounts payable	(1,151)
Accrued liabilities	(2,891)
Accrued compensation	(345)

Purchase price	$8,140

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

The operating results of MIA are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to September 30, 2013 are as follows:

Unaudited
Revenue	$9,089
Cost of goods sold	6,267

Gross profit	$2,822
Operating expenses	2,306

Income from operations	516
Non-operating (income) / expense, net	(14)
Provision for income tax	129

Net income	$401

The pro forma financial information of the Company’s consolidated operations if the acquisition of MIA had occurred as of April 1, 2012 is presented below.

	Unaudited Six Months Ended September 30,
	2013	2012
Revenues	$12,553	$9,314
Cost of goods sold	7,462	4,822

Gross profit	5,091	4,492
Operating expenses	12,514	10,205

Income/(loss) from operations	(7,423)	(5,713)
Non-operating expense	2,533	1,186

Income/(loss) before provision for income taxes	(9,956)	(6,899)
Provision for income taxes	106	74

Net income/(loss)	$(10,062)	$(6,973)

Basic and diluted earnings per share	$0.44	$(0.41)

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

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Potentially dilutive shares	1,717	5,245	1,847	5,420

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

Deposits

As of September 30, 2013, the Company has deposits of $48 comprised of facility and equipment lease deposits, as compared to $563 as of March 31, 2013.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $66 and $0 in the three months ended periods ended September 30, 2013 and 2012, respectively and $82 and $0 in the six months ended September 30, 2013 and 2012, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of September 30, 2013 and March 31, 2013 the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $438 in the six month period ended September 30, 2013 and a loss of $3 in the six month period ended September 30, 2012, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents with a single high credit-quality institution. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2013, two major customers represented approximately 39% and 22% of our gross accounts receivable outstanding, and 0% and 6.6% of gross accounts receivable outstanding as of March 31, 2013, respectively. These customers accounted for 37% and 29% of our gross revenues during the six month period ended September 30, 2013.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 3 or 5 years for other assets.

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

During the three month period ended September 30, 2013, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2013 the Company determined that there was an impairment of goodwill amounting to $1,119.

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

During the three month period ended September 30, 2013, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets.

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

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of September 30, 2012 was determined to be $758. At March 31, 2013, the contingent liability was re-measured to be $841. At September 30, 2013, the contingent liability was re-measured to be $238.

Contingent liabilities (in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2013	$238	$—	$—	$238
March 31, 2013	$841	$—	$—	$841

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	September 30, 2013	March 31, 2013
Billed	$3,923	$434
Unbilled	2,022	1,691
Less: allowance for doubtful accounts	(130)	(130)

Net Accounts receivable	$5,815	$1,995

The Company had no significant write-offs or recoveries during the periods ended September 30, 2013 and 2012, respectively.

7.	Property and Equipment

	September 30, 2013	March 31, 2013
Equipment	$874	$1,412
Furniture & fixtures	417	499
Leasehold improvements	15	—

	1,306	1,911
Accumulated depreciation	(879)	(1,763)

Net Property and Equipment	$427	$148

Depreciation expense was $32 and $31 in the three months ended September 30, 2013 and 2012 and $63 and $57 in the six months ended September 2013 and 2012, respectively.

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 18,658,333 remain available for issuance as of September 30, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	933	$4.34

Granted	121	$4.31
Canceled	(49)	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2013	1005	$4.31
Vested and expected to vest at September 30, 2013	764	$4.27

Exercisable at September 30, 2013	27	$4.23

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$3.85	121	$3.85	9.84	5	$3.85	9.84
$4.00	237	$4.00	9.65	—	—	—
$4.05	102	$4.05	9.64	12	$4.05	9.64
$4.50	485	$4.50	9.70	—	$—	—
$4.65	60	$4.65	9.49	10	$4.65	9.49

	1,005			27

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

A summary of the status of the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, nonvested options as of March 31, 2013 and 2012 pursuant to the Plan, and changes during the years ended March 31, 2013 and 2012 is presented below:

Option Plans

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	960	$9.00

Granted	—	$—
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2013	960	$9.00

Option Plans and Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain any nonvested options as of September 30, 2013 and March 31, 2013.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Six Months Ended September, 2013	Six Months Ended September, 2012
Product development	$—	$—
Sales and marketing	—	—
General and administrative	926	1,713

	$926	$1,713

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588

Acquisition	1,252

Balance at June 30, 2013	$4,840
Adjustment to Acquisition	(70)

Balance at September 30, 2013	$4,770

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company considered the income and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method. The initial accounting of the Goodwill of MIA is incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an impairment charge of $1,119 for the year ended March 31, 2013. There were no indications of impairment present during the period ended September 30, 2013.

10.	Intangible Assets

The components of intangible assets as at September 30, 2013 and March 31, 2013 were as follows:

	As of September 30, 2013
	Cost	Accumulated Amortization	Net
Software	$8,249	$(2,001)	$6,248
Trade name / Trademark	351	(30)	$321
Customer list	5,327	(1,601)	$3,726
License agreements	798	(484)	$314

	$14,725	$(4,116)	$10,609

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended September 30, 2013. However, the Company recorded an increase in intangible assets of $6,826 for the acquisition of MIA. The Company did not record an impairment charge for the year ended March 31, 2013.

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Software	$2,429	$(1,269)	$1,160
Trade name / Trademark	297	(16)	$281
Customer list	4,675	(1,407)	$3,268
License agreements	498	(450)	$48

	$7,899	$(3,142)	$4,757

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the six month period ended September 30, 2013 and 2012, the Company recorded amortization expense in the amount of $975 and $116, respectively, in cost of revenues.

Based on the amortizable intangible assets as of September 30, 2013, we estimate future amortization expense to be as follows:

Year Ending September 30,	Amortization Expense
(in thousands)
2014	$2,054
2015	1,847
2016	1,821
2017	1,800
2018	1,055
Future	1,823

$10,400

The initial accounting of the Intangibles of MIA are incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

Below is a summary of Goodwill and Intangible assets:

	Intangible Assets	Goodwill
Balance as of March 31, 2013	$4,757	$3,588
Acquisition	6,826	1,252
Amortization of intangibles	(461)	(—)

Balance as of June 30, 2013	11,122	4,840
Adjustment to Acquisition	(0)	(70)
Amortization of intangibles	513	—

Balance as of September 30, 2013	10,609	4,770

11.	Debt

	September 30, 2013	March 31, 2013
Short Term Debt
Equipment Leases	$10	$17
Senior secured convertible note, including PIK interest, net of discount of $0 and $187, respectively	—	2,714
Senior secured note, short term accrued interest	—	363
Convertible note, including accrued interest, net of discount, of $0 and $539, respectively	—	683

	$10	$3,777

	September 30, 2013	March 31, 2013
Long Term Debt
Secured note, including PIK interest and accrued interest	—	1,252

	$0	$1,252

	September 30, 2013	March 31, 2013
Contingent Liabilities
Contingent liability, net of discount of $762 and $159, respectively	$238	$841

Convertible Debt

ValueAct Note

On December 16, 2011, the ValueAct Note was purchased in its entirety by Taja LLC (“Taja”) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). The Purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and effectively a third amendment to the Second Amended Note (“Third Amended Note”). The Taja Convertible Note became effective on February 27, 2012. The Third Amended Note (1) changed the maturity date of the note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”) election to the note through the revised term, and (3) stripped out $3,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500 plus accrued interest of $562 for a total of $1,062. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 400,000 shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant were issued with a five year term and vest one year from issue date. The Coverage Warrant was initially recorded as a derivative liability upon issuance. The Company received a waiver from the Senior Secured Convertible note holders on March 26, 2012 which allowed the Company to reclassify the Convertible Note Warrant from a derivative liability to additional paid-in capital. The Company assessed the debt modification for the Third Amended Note and determined that it met the requirements for extinguishment accounting per FASB ASC 470 and accordingly, recorded a loss on extinguishment of debt of $1,459 for the year ended March 31, 2012.

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.50 per share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date was to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

The Company determined that the Amended Taja Convertible Note had an embedded conversion feature that was required to be bifurcated and measured at fair value at each reporting. At the date of issuance, the fair value of the embedded conversion feature was $2,250 using the Black-Scholes option pricing model.

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

On March 19, 2012, the Company issued 2,600,000 shares of its common stock to Taja for the conversion of $1,820 of the Amended Taja Convertible Note. The Company expensed to interest expense the debt discount on a pro rata basis of the amount converted to the original debt amount to reflect the conversion of the $1,820.

On August 14, 2013, the Company and Taja entered into a third binding term sheet (“Second Amended Taja Convertible and Non-Convertible Notes”) that in exchange for 80,000 shares (“Inducement Shares”) and 120,000 warrants to purchase shares of the Company’s common stock (“Inducement Warrants”) and the one year extension of both the Incentive Warrants and Coverage Warrants, amended the convertible note to (1) convert $1,000 of the outstanding principal into 285,714 shares (2) move the remaining principal balance and unpaid interest of $235 to the non-convertible note, and (3) modify the non-convertible note to be convertible at $4.00 per share at the investors option. The inducement warrants have an exercise price equal to the same price paid per share for shares of the company’s common stock in the next round of equity financing, or if no equity financing occurred by September 9, 2013, the closing price of the company’s common stock on such date. The inducement warrants have a five year term from date of issuance and may only be exercised after one year. Upon conversion of $1,000 of the convertible note and movement of the remaining balance to the non-convertible note, the Company expensed the unamortized portion of the remaining debt discount of $72.

On September 4, 2013, the Company paid the remaining principal and interest to Taja of $1,542.

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

On August 1, 2013, the note was converted and 4,497,664 shares of the Company’s common stock were issued to the noteholders.

DT Australia Note

On April 12, 2013, the Company, through its indirect, wholly-owned subsidiary, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd and subsidiaries thereof (the “ MIA Transaction”). Pursuant to the terms of the MIA Transaction, a portion of the purchase price was comprised of a promissory note issued by DT Australia, payable to a nominee of the sellers, Zingo (Aust) Pty Ltd, in the principal amount of AUD$2,280 (the “DT Australia Note”).

The DT Australia Note has a 90 day term and bears interest at a rate of 6% per annum. The accrued and unpaid principal and interest due on the DT Australia note is convertible at any time in part or in full at the election of the holder into shares of common stock of the Company at a conversion price of $3.65 per share, subject to adjustment. The Company guaranteed the DT Australia Note and the senior secured noteholders expressly subordinated the MIA assets to the DT Australia Noteholders.

The conversion feature in the DT Australia Note is not considered a derivative instrument since the DT Australia Note has a set conversion price and all of the requirements for equity classification were met. The Company determined the value of the beneficial conversion feature to be AUD$1,009. The discount for the DT Australia Note was amortized over the 90 day term of the DT Australia Note.

On July 11, 2013, the parties to the DT Australia Note entered into an Amendment No. 1 to the DT Australia Note (the “Amendment”) the material terms of which are as follows: (1) the Company repaid AUD$280 of principal and AUD$34 of interest under the DT Australia Note; (2) the parties amended the maturity date for the payment of the remaining AUD$2,000 of principal from 90 to 150 days from the date of entry into the DT Australia Note; (3) the Company issued 59,964 shares of the Company’s common stock (the “ New Common Stock”) to the noteholders or their appointees as consideration for the extension of the maturity date; (4) the Company agreed to file a resale registration statement on Form S-1 or S-3 with the Securities and Exchange Commission covering the New Common Stock prior to August 31, 2013, otherwise the Company agrees to repurchase the New Common Stock at a price equal to the closing price of the New Common Stock on the date of issuance thereof; and (5) the Company agreed in the event that, prior to the maturity date, the Company enters into an equity financing pursuant to which shares of the Company’s common stock are issued at a price less than the MIA Transaction issue price, then the Company will issue to the noteholders additional shares of Company’s common stock in order to compensate for any differential in value (for shares issued in the MIA Transaction as well as pursuant to the Amendment), subject to a share cap in order to ensure compliance with the Nasdaq shareholder approval regulations

Other than as amended by the Amendment and the acknowledgement, all other terms under the stock purchase agreement and other documents comprising the MIA Transaction remain in full force and effect, without modification.

The Company accounted for the amendment as a loan extinguishment and the potential differential in value of the New Common Stock and MIA transaction shares as a derivative liability that was fair valued on July 11, 2013 and again on August 21, 2013, resulting in a gain on the derivative liability prior to the issuance of common stock in differential value.

On August 21, 2013, the Company closed an equity financing at a price of $2.48 per share. This caused the Company to issue the noteholders an additional 504,880 shares of the Company’s common stock for the differential in value for shares issued in the MIA Transaction as well as the New Common Stock.

On September 4, 2013, the Company paid the remaining amount of principal and interest of AUD $2,018.

Contingent Liabilities

In addition to the Closing Share Purchase Agreement (the “Purchase Agreement”) to acquire subsidiaries and certain assets of Logia Group, Ltd. (“Sellers”), the Sellers are entitled to receive certain contingent purchase consideration upon achieving certain milestones. Should all milestones be achieved, the total consideration would be $1,000 payable in cash and shares of stock of the Company. The Company has recorded the fair value of the contingent liability in Long Term Debt, net of a discount of $762.

12.	Related Party Transactions

The Company may engage in various business relationships with shareholders and officers and their related entities. There are no significant relationships as of September 30, 2013.

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

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended September 30, 2013.

In April 2013, the Company issued 50,000 shares of common stock of the Company to a note holder of the Company for financing costs. The shares were valued at the closing market price on that date of $4.55 per share. The overall value was determined to be $228 and was recorded as financing costs in the period ended September 30, 2013.

In May 2013, the Company sold 342,857 shares of common stock of the Company to investors for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 85,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $351.

In May 2013, the Company issued 120,000 shares of restricted stock of the Company to directors of the Company. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $480, of which $51 was recorded through the period ended September 30, 2013.

In May 2013, the Company issued 48,000 shares of restricted stock of the Company to a vendor. The shares were issued based on a service agreement that began May 2013. The overall value was determined to be $218 of which $36 was recorded through the period ended September 30, 2013.

In May 2013, the Company issued 50,000 warrants to purchase shares of restricted stock of the Company to a service provider. The warrants were issued based on a service agreement that began May 2013. The overall value was determined to be $126 of which $126 was recorded through the period ended September 30, 2013.

In July 2013, the Company issued 59,964 shares of common stock of the Company to a noteholder as consideration to extend the term of the debt.

In August 2013, the Company issued 7,632 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in April 2011 to purchase 15,000 shares of common stock of the Company.

In August 2013, the Company issued 4,838,710 shares of common stock of the Company as part of an equity finance offering.

In August 2013, the Company issued 80,000 shares of common stock of the Company and 120,000 warrants to purchase shares of common stock of the Company to a noteholder as inducement to modify a debt.

In September 2013, the Company issued 529,515 shares of common stock of the Company as part of a secondary equity finance offering.

In September 2013, the Company converted $1,000 of a convertible debt and issued 285,714 shares of common stock of the Company to a noteholder

In September 2013, the Company converted $3,373 of a convertible debt and issued 4,497,664 shares of common stock of the Company to a noteholder.

In September 2013, the Company issued 504,880 shares of common stock of the Company as consideration for an acquisition.

Restricted Stock Agreements

During the period December 1, 2011 through September 30, 2013, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA recipients are granted voting rights while other RSA recipients are not granted voting rights.

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

The Company has expensed $456 through the six months ended September 30, 2013 related to the 3,170 RSAs issued on December 28, 2011 and will expense the remaining $132 over the periods ended December 28, 2013, which will only pertain to the one third vesting upon $200,000 enterprise value.

Time and Performance Condition RSAs

On January 3, 2012, the Company issued 445 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 175 restricted shares vested immediately and the remaining 270 unvested shares must meet certain performance criteria. In September 2012, 85 shares vested in connection with a significant acquisition by the Company. In December 2012, 50 shares vested in connection with the termination of employment of an employee. In April 2013, 85 shares vested in connection with a significant acquisition by the Company. The remaining 50 were approved for vesting in November 2013.

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

All restricted shares, vested and unvested, have been included in the outstanding shares as of September 30, 2013.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $1,504, related to the 445 RSAs issued on January 3, 2012.

Time Condition RSAs

On various dates during the periods ended September 30, 2013 and March 31, 2013, the Company issued 120 and 365 restricted shares with vesting criteria based on time conditions, respectively. As of September 30, 2013, 4,050 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

The following table summarizes the RSA activity:

(in thousands, except grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2013	2,632	$3.27

Granted	168	0
Canceled	—	—
Vested	1,228	3.27

Unvested at June 30, 2013	1,572	$3.28

Granted	0	0
Canceled	—	—
Vested	25	4.00

Unvested at September 30, 2013	1,547	$3.33

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.

As of September 30, 2013, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal and Israeli income taxes of approximately $66,923, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2013.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of September 30, 2013 and March 31, 2013. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal and Israeli income taxes. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended September 30, 2013 and 2012, and net property and equipment for the periods ended September 30, 2013 and March 31, 2013:

	North America	Europe, Middle East, Africa	Asia Pacific	Consolidated
Six Months ended September 30, 2013
Net sales to unaffiliated customers	57	2,764	9,267	$12,088
Six Months ended September 30, 2012
Net sales to unaffiliated customers	17	1,682	504	$2,203
Property and equipment, net at September 30, 2013	86	73	268	$427
Property and equipment, net at March 31, 2013	77	71	0	$148

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2016. The future minimum payments under initial terms of leases at September 30, 2013 are $276.

This amount does not reflect future fluctuations for real estate taxes and building operating expenses. Rental expense amounted to $244 and $152, respectively, for the six months ended September 30, 2013 and 2012.

Other Obligations

As of September 30, 2013, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms of one year or greater at September 30, 2013. Future payments for these obligations as of September 30, 2013 are as follows:

Year Ending September 30,
2014	$657
2015	292
2016	0

Total payments	$948

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

Management evaluated subsequent events after the balance sheet date of September 30, 2013 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Quarterly Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2013. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements made in this Quarterly Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“Digital Turbine”), Twistbox Entertainment, Inc. (“Twistbox”), Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly MDG Logia Holdings Ltd), and Digital Turbine Australia Pty Ltd (“DT Australia”) .

Historical Operations of Mandalay Digital Group, Inc.

Mandalay Digital was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the company merged into DynamicWeb Enterprises, Inc., a New Jersey corporation. DynamicWeb Enterprises, Inc was the resulting entity, but it changed its name back to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, through a merger, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 12, 2010, the Company changed its name to NeuMedia, Inc.

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

From January 26, 2005 to February 12, 2008, the Company was a public shell company with no operations and, was controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

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

On August 14, 2013, the Company and Taja entered into a third binding term sheet (“Second Amended Taja Convertible and Non-Convertible Notes”) the terms of which provided that in exchange for 80,000 shares (“Inducement Shares”) and 120,000 warrants to purchase shares of the Company’s common stock exercisable at $3.10 per share (“Inducement Warrants”) and a one-year extension of the term of both the Incentive Warrants and Coverage Warrants, the parties would amend the Amended Taja Convertible Note to (1) convert $1,000,000 of the outstanding principal under such note into 285,714 shares of the Company’s common stock (2) move the remaining principal balance and unpaid interest of $235,977 under the Taja Convertible Note to the non-convertible note, and (3) modify the non-convertible note to be convertible at $4.00 per share at Taja’s option. The Inducement Warrants have an exercise price equal to the same price paid per share for shares of the company’s common stock in the next round of equity financing, or if no equity financing occurred by September 9, 2013, the closing price of the company’s common stock on such date. The Inducement Warrants have a five year term from date of issuance and may only be exercised after one year.

On September 4, 2013, the Company paid the balance of the principal and interest under the Taja Non-Convertible Note to Taja for $1,542,475.

SENIOR SECURED NOTE FINANCING

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders. The New Senior Secured Notes had a three year term and an interest at a rate of 10% per annum payable in arrears semi-annually and a “payment-in-kind” election right with respect to interest payments during the first 18 months of the term whereby interest due was added to the note. The accrued and unpaid principal and interest due on the New Senior Secured Notes are convertible at any time at the election of the holder into shares of Company common stock at a conversion price of US $0.75 per share, subject to adjustment. The New Senior Secured Notes were secured by a first lien on substantially all of the assets of the Company and its subsidiaries. The Amended ValueAct Note was subordinated to the New Senior Secured Notes.

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

On August 21, 2013 the Company issued 4,497,664 shares of its common stock to the Senior Secured noteholders as payment in full of the New Senior Secured Notes.

SUMMARY OF THE DIGITAL TURBINE ACQUISITION

On December 28, 2011 the Company entered into a Share Purchase Agreement to acquire of the assets of Digital Turbine LLC into its newly formed wholly-owned subsidiary, Digital Turbine, Inc. The Company purchased the assets sold by the Seller with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

SUMMARY OF LOGIA ACQUISITION

On August 14, 2012 the Company entered into a Share Purchase Agreement to acquire subsidiaries and assets of Logia Group, Ltd. (“Seller”), Logia is a leading mobile content development and management solutions provider of innovative mobile solutions to top-tier mobile operators and content providers. The Logia acquisition was completed on September 13, 2012. As a part of the transaction, the Company, through an Israeli acquisition company that it formed named Digital Turbine (EMEA) Ltd (“DT EMEA”) (formerly “MDG Logia Holdings LTD”) acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary of Seller, and is now an operating subsidiary of DT EMEA. In addition, the Company acquired, by assignment to DT EMEA, the assets comprising the “LogiaDeck” software, which has been rebranded “Ignite”, and certain operator and other contracts related to the business being sold by Seller, from S.M.B.P. IGLOO Ltd., an affiliate of Seller.

The Company purchased the stock and assets sold by Seller and its affiliate with cash and common stock of the Company and two tranches of “earn out” payments of cash and stock, comprised of (1) $3,750,000 in cash at closing (subject to working capital adjustments) and Company common stock having a value of $750,000, based on a 30-day volume-weighted average price (VWAP) look back from the issuance date (the “Closing Shares”), or 187,500 shares of common stock, with a fair value of $788,000 on the date of grant, and (2) two tranches, each comprised of a cash payment of $250,000 and a number of shares of Company common stock valued at $250,000 (based on a 30 day VWAP look back from the issuance date) (the “Earn Out Shares”), which will be paid and issued, as applicable, to Seller upon satisfaction of various milestones, and subject to the terms and conditions, as set forth in the Purchase Agreement, totaling up to a number of shares of common stock having a value of $500,000 and $500,000 of cash if all milestones are achieved. All of the stock of the Company issued is subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s currently existing registration statement. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this Quarterly Report on Form 10-Q.

SUMMARY OF MIA ACQUISITION

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Australia Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “MIA” in this Quarterly Report. The Company set up an Australian acquisition/holding company, DT Australia, to acquire MIA through a combination of intercompany debt and the issuance of equity, comprised of: (1) AUD 1,220,000, translated to $1,286,490 of cash for US GAAP reporting purposes, (2) a Convertible Note payable of AUD 2,280,000, translated to $2,404,260, (3) shares of common stock of the Company (the “Closing Shares”) equivalent to AUD 3,500,000, translated to $3,690,750 and converted under the agreement, to shares at $3.65 per share, which equates to 1,011,164 shares of the common stock. The closing price of the stock on that day was $4.40 per share, for a total value of $4,449,122 for the common equity.

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

The Company believes with that the acquisition of MIA it will be able to enhance existing products and create new industry-leading products, and also benefit from synergy savings through operational consolidation.

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

In December 2011, the Company purchased the assets of Digital Turbine. With the acquisition and integration of the assets of Digital Turbine, the Company is now able to provide an end-to-end, modular platform to the Company’s existing carrier customers. The combined DT offering allows new and existing customers to choose from a fully outsourced, smart mobile ecosystem to more efficient, modular components that can be integrated with different operating systems to provide to the end user a more unified experience of mobile content across search, discovery, billing, and delivery. Innovative aspects of the Digital Turbine platform include the ability for carriers and OEMs to analyze the data presented to their end-users while giving them a more efficient way of finding and purchasing content.

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

We also acquired DT Pay in connection with the MIA acquisition. DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers are wanting to go directly to consumers to sell their content versus selling through traditional distributors such as Google Play or Apple’s Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier billing. Currently DT Pay is launched in both Australia and Italy.

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

RESULTS OF OPERATIONS

	3 Months Ended	3 Months Ended		6 Months Ended	6 Months Ended
	September 30	September 30	% of	September 30	September 30	% of
	2013	2012	Change	2013	2012	Change
	(in thousands)
Revenues	$6,996	$912	667%	$12,088	$2,203	449%
Cost of revenues	4,469	376	1088%	7,737	1,048	638%

Gross profit	2,527	536	371%	4,351	1,155	277%
SG&A	6,419	3,771	70%	12,396	6,640	87%

Operating loss	(3,892)	(3,235)	20%	(8,045)	(5,485)	47%
Interest expense, net	(1,653)	(494)	235%	(3,279)	(954)	244%
Foreign exchange transaction gain / (loss)	28	(26)	-207%	53	(33)	-262%
Change in fair value of derivative liabilities gain / (loss)	(811)	—	0%	(811)	(22)	3588%

Gain/ (loss) on disposal of fixed assets	(8)	—	0%	(13)	—	0%
Gain / (loss) on settlement of debt	43	—	0%	40	—	0%
Gain on change on valuation of long term contingent liability	603	—	0%	603	—	0%

Loss before income taxes	(6,132)	(3,755)	63%	(11,894)	(6,494)	83%
Income tax provision	(90)	(20)	348%	(14)	(34)	-59%

Loss from continuing operations	$(6,222)	$(3,775)	65%	$(11,908)	$(6,528)	82%

Basic and Diluted net income / (loss) per common share:	(0.25)	(0.22)	14%	(0.53)	(0.38)	38%
Basic and Diluted weighted average shares outstanding	25,232	17,447	45%	22,636	17,175	32%

Comparison of the Three and Six Months Ended September 30, 2013 and 2012

Revenues

	Three Months ended September 30,		% of	Six Months Ended September 30,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Revenues by type:
Content Music	$1,276	$—	0%	$2,053	$—	0%
Content Tones & Pics	1,742	—	0%	2,871	—	0%
Content Other	706	451	57%	1,245	1,493	-17%
Services	744	461	61%	1,236	710	23%
Billing	2,528	—	0%	4,683	—	0%

Total	$6,996	$912	667%	$12,088	$2,203	449%

The Company has changed the way it looks at its revenues. Due to the strategic acquisition of Logia and MIA, the Company has identified revenue streams that best represent the various revenue activities. Content Music is both streaming and downloadable music. In the three months ending September 30, 2013, $5,431 is attributable to the MIA acquisition, comprising all of Content Music, and the majority of Content Tones & Pics, as well as Billing, which is third party billing, API, and DTPay products. In addition to content, both the MIA and Logia acquisitions have contributed revenues for Services, which are mainly revenues pertaining to the Ignite product. Traditional Content Other has been declining year over year due mainly to the shift of content purchases off the carriers portal. With DT’s Ignite and IQ products, the Company anticipates higher revenues in Service and Content revenue streams.

Cost of Revenues

	Three Months ended September 30,		% of	Six Months Ended September 30,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Cost of revenues:
License fees	$3,817	$299	1,177%	$6,762	$913	641%
Other direct cost of revenues	652	77	746%	975	135	622%

Total cost of revenues	$4,469	$376	1,088%	$7,737	$1,048	638%

Revenues	$6,996	$912	667%	$12,088	$2,203	449%

Gross margin	36.1%	58.8%		36.0%	52.4%

License fees represent costs payable to content providers for use of their intellectual property in products sold. Other direct cost of revenues has increased due to the amortization of intangible assets from the Logia and MIA acquisitions.

Operating Expenses

	Three Months ended September 30,		% of	Six Months Ended September 30,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Product development expenses	$2,513	$365	589%	$4,179	$731	472%
Sales and marketing expenses	581	215	170%	1,014	318	219%
General and administrative expenses	3,325	3,191	4%	7,203	5,591	29%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily driven by personnel costs, as well as hosting and traffic costs. There is a one-time charge to production expense in the three months ending September 30, 2013 of $533 for the expense of stock previously classified as a deposit for an acquisition of content.

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

Other Income and Expenses

	Three Months ended September 30,		% of	Six Months Ended September 30,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Interest and other (expense)	$(1,653)	$(494)	235%	$(3,279)	$(954)	244%
Foreign exchange transaction gain / (loss)	$28	$(26)	-207%	$53	$(33)	-262%
Change in fair value of accrued derivative liabilities gain / (loss)	(811)	—	0%	(811)	$(22)	3588%
Gain/ (loss) on disposal of fixed assets	$(8)	—	0%	$(13)	—	0%
Gain/(loss) on extinguishment of debt	$(442)	—	0%	$(442)	—	0%
Gain / (loss) on settlement of debt	$43	—	0%	$40	—	0%
Loss on change on valuation of long term contingent liability	$603	—	0%	$603	—	0%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, interest and debt discount expense related to the Taja Note, and the DT Australia Sellers Note, as well as inducement expense for the modification of the Taja Note. Other costs include foreign exchange transaction gains.

Financial Condition

Assets

Our current assets totaled $14.3 million and $4.0 million at September 30, 2013 and March 31, 2013, respectively. Total assets were $30.5 million and $12.5 million at September 30, 2013 and March 31, 2013, respectively. The increase in current assets is primarily due to the assets purchased in the MIA acquisition and the funds raised through equity financing in the period ending September 30, 2013.

Liabilities and Working Capital

At September 30, 2013, our total liabilities were $11.3 million, compared to $11.7 million at March 31, 2013. The change in liabilities was mainly due to the extinguishment of debt offset by the liabilities purchased in the MIA acquisition, and the gain on valuation of the long-term contingent liability of $603. The Company had positive working capital of $3.3 million at September 30, 2013, as compared to negative working capital of $5.7 million at March 31, 2013, which is a net change of $8.9 million. This is comprised of an increase in cash, accounts receivable and deposits of $6.7 million, $3.8 million and $0.34 million, respectively, and a decrease in current debt of $3.8 million, offset by an increase in accounts payable, accrued license fees, accrued compensation and other current liabilities of $4.97 million. The increases in assets and liabilities are due mainly to the acquisition of the MIA balance sheet.

Liquidity and Capital Resources

	Six Months Ended September 30,		% of
	2013	2012	Change
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$(32)	(8)	-300%
Cash flows used in operating activities	3,893	3,294	18.2%
Cash acquired with acquisition of subsidiary	513	3,265	-84.3%
Cash used in acquisition of subsidiary	(1,287)	(59)	2,081.4%
Issuance of shares for cash	14,924	1,000	1,392.4%
Gain on exchange rate changes on cash and cash equivalents	89	(3)	-3,066.7%

The Company has incurred losses and negative annual cash flows since inception. The operating loss increased from $3.3 million in the six months ended September 30, 2012 to $3.9 million for the six months ended September 30, 2013, or by $0.6 million. This is due mainly to streamlining of the business and synergies between the Company and the newly acquired businesses.

The consolidated financial statements included in this Quarterly report on Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In the six months ended September 30, 2013, the Company has raised $16 million through the sale of common stock of the Company. Our current cash resources will be sufficient to fund our planned operations for at least the next twelve months.

As of September 30, 2013, the Company had approximately $7.8 million of cash.

The Company’s cash requirements in the future will be dependent on actions taken to improve cash flow, including operational restructuring. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If cash resources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or equity securities or to obtain a credit facility. The sale of convertible debt securities or equity securities could result in dilution to our stockholders. The incurrence of increased indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional debt or equity financing will be available on acceptable terms, if at all.

Operating Activities

In the six months ended September 30, 2013, cash increased $6.7 million. Net cash used represents $1.3 million used in the MIA acquisition, $3.4 million as debt repayment, offset by the increase in cash due to the sale of common stock of the Company.

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

Stock Sales, Warrants and Liquidity

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

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended September 30, 2013.

In April 2013, the Company issued 50,000 shares of common stock of the Company to a note holder of the Company for financing costs. The shares were valued at the closing market price on that date of $4.55 per share. The overall value was determined to be $228 and was recorded as financing costs in the period ended September 30, 2013.

In May 2013, the Company sold 342,857 shares of common stock of the Company to investors for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 85,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $351.

In May 2013, the Company issued 120,000 shares of common stock of the Company to directors of the Company. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $480, of which $51 was recorded through the period ended September 30, 2013.

In May 2013, the Company issued 48,000 shares of common stock of the Company to a vendor. The shares were issued based on a service agreement that began May 2013. The overall value was determined to be $218 of which $36 was recorded through the period ended September 30, 2013.

In July 2013, the Company issued 59,964 shares of common stock of the Company to a noteholder as consideration to extend the term of the debt.

In August 2013, the Company issued 7,632 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in April 2011 to purchase 15,000 shares of common stock of the Company.

In August 2013, the Company issued 4,838,710 shares of common stock of the Company as part of an equity finance offering.

In August 2013, the Company issued 80,000 shares of common stock of the Company and 120,000 warrants to purchase shares of common stock of the Company to a noteholder as inducement to modify a debt.

In September 2013, the Company issued 529,515 shares of common stock of the Company as part of a secondary equity finance offering.

In September 2013, the Company converted $1,000 of a convertible debt and issued 285,714 shares of common stock of the Company to a noteholder.

In September 2013, the Company converted $3,373 of a convertible debt and issued 4,497,664 shares of common stock of the Company to a noteholder.

In September 2013, the Company issued 504,880 shares of common stock of the Company as consideration for an acquisition.

Options

In May 2013, the Company issued options to purchase 347,500 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

In June 2013, the Company issued options to purchase 525,000 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

In July 2013, the Company issued options to purchase 121,100 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

In July 2013, the Company canceled options to purchase 48,600 shares of common stock of the Company to employees under the Company’s 2011 Equity stock plan.

Revenues

The discussion herein regarding our future operations pertains to the results and operations of Digital Turbine, Logia, MIA and Twistbox. Logia, MIA and Twistbox have historically generated and expect to continue to generate the vast majority of their revenues from mobile phone carriers that market, distribute and/or bill for their content. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to Logia, MIA and Twistbox a contractual percentage of their collected fee for each transaction. Logia, MIA and Twistbox recognize as revenues the percentage of the fees due from the carrier. End users may also initiate the purchase of Twistbox’s content through other delivery mechanisms, with carriers or third parties being responsible for billing, collecting and remitting to Twistbox a portion of their fees. MIA also generates revenues from its third party billing API that facilitates the billing of content via the carrier billing for content sold outside of the carriers portal. Logia’s, MIA’s and Twistbox’s revenues are international.

We believe that the improving quality and greater availability of smartphones is encouraging consumer awareness and demand for high-quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe that the Company through its subsidiary operating companies has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships contained within Logia, MIA and Twistbox is an advantage that allows us to grow our revenues without comparable significant percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine’s IQ product and Logia’s Ignite product into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected to the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel and acquisition costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Acquisition costs include the costs of acquiring Logia as was the case in our second quarter. The Company has plans to continue to acquire complimentary operations that create synergy and aid in bringing new products to market. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow.

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

Cost of Revenues

MIA’s and Logia’s cost of revenues are mainly personnel and technological expenses used in the servicing and maintenance of their products. Twistbox’s cost of revenues historically consists of royalties that we pay to content owners from which we license brands and other intellectual property. Other direct costs such as platform and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses.

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

Not applicable.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of September 30, 2013 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of September 30, 2013:

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of September 30, 2013 described above, as follows:

1.	Hiring of a CFO;

2.	Documenting, to standards established by senior accounting personnel and the principal financial officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

3.	Creating policy and guidelines to streamline the corporate reporting process as well as managing non-routine transactions

The first of these remediation efforts is expected be implemented during the fiscal year ending March 31, 2014,

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than with respect to the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2013, the Company issued 59,964 shares of common stock of the Company to a noteholder as consideration to extend the term of certain of the Company’s debt.

In August 2013, the Company issued 7,632 shares of common stock of the Company as part of the cashless exercise of a warrant issued to a service provider in April 2011 to purchase 15,000 shares of common stock of the Company at a price of $1.25.

In August 2013, the Company issued 80,000 shares of common stock of the Company and 120,000 warrants to purchase shares of common stock of the Company to a noteholder as inducement to modify a debt.

In September 2013, the Company converted $1,000 of a noteholder’s convertible debt into 285,714 shares of common stock of the Company.

In September 2013, the Company issued 504,880 shares of common stock of the Company as consideration for the acquisition of MIA.

For each of the above, we relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Convertible Note Financing Agreement, dated August 14, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on August 15, 2013).

10.2	Underwriting Agreement with Ladenburg Thalmann & Co. Inc. dated August 16, 2013 (incorporated by reference to Exhibit 1.1 of the Company’s 8-K filed on August 16, 2013).

10.3	Amendment Agreement, dated as of September 16, 2013, entered into by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 of the Company’s 8-K filed on September 16, 2013).

10.4	Employment Agreement dated as of October 1, 2013 the Company and Peter A. Adderton (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on September 23, 2013).

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Lisa Higgins Lucero, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: November 14, 2013	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer