Form 10-Q
period 2013-12-31
Mandalay Digital Group, Inc.
filed 2014-02-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 12, 2014, the Company had 32,892,851 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,656	1,149
Accounts receivable, net of allowances of $130 and $130, respectively	6,310	1,995
Deposits	124	563
Prepaid expenses and other current assets	338	285

Total current assets	11,428	3,992
Property and equipment, net	459	148
Deferred tax assets	497	—
Intangible assets, net	10,095	4,757
Goodwill	4,770	3,588

TOTAL ASSETS	$27,249	$12,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,916	$3,783
Accrued license fees	3,680	669
Accrued compensation	1,266	692
Current portion of long term debt, net of discounts of $0 and $726, respectively	6	3,777
Deferred tax liabilities	315	134
Other current liabilities	565	600

Total current liabilities	10,748	9,655
Long term debt and convertible debt, net of discounts of $0 and $980, respectively	—	1,252
Long term contingent liability, less discount of $762 and $159, respectively	238	841

Total liabilities	$10,986	$11,748

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 32,122,817 issued and 31,368,217 outstanding at December 31, 2013; 19,222,493 issued and 18,467,894 outstanding at March 31, 2013	7	7
Additional paid-in capital	173,806	142,571
Treasury Stock (754,600 shares at December 31, 2013 and March 31, 2013)	(71)	(71)
Accumulated other comprehensive income/(loss)	109	(266)
Accumulated deficit	(157,688)	(141,604)

Total stockholders’ equity	16,263	737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,249	$12,485

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended December 31, 2013	3 Months Ended December 31, 2012	9 Months Ended December 31, 2013	9 Months Ended December 31, 2012
Net revenues	$7,033	$2,049	$19,121	$4,252

Cost of revenues
License fees	4,466	190	11,228	957
Other direct cost of revenues	513	737	1,488	1,018

Total cost of revenues	4,979	927	12,716	1,975

Gross profit	2,054	1,122	6,405	2,277

Operating expenses
Product development	2,120	577	6,299	1,308
Sales and marketing	555	329	1,569	647
General and administrative	3,567	3,795	10,770	9,386

Total operating expenses	6,242	4,701	18,638	11,341

Loss from operations	(4,188)	(3,579)	(12,233)	(9,064)

Interest and other income / (expense)
Interest expense	(4)	(536)	(3,282)	(1,490)
Foreign exchange transaction gain / (loss)	9	(18)	62	(52)
Loss on change in fair value of derivative liabilities loss	—	—	(811)	(22)
Loss on disposal of fixed assets	(1)	—	(14)	—
Gain/ (loss) on settlement of debt	27	(4)	67	(4)
Gain / (loss) on change on valuation of long term contingent liability	—	(44)	603	(44)
Loss on extinguishment of debt	—	—	(442)	—

Interest and other income / (expense)	31	(602)	(3,817)	(1,612)

Loss from operations before income taxes	(4,157)	(4,181)	(16,050)	(10,676)

Income tax provision	(19)	(33)	(34)	(66)

Net loss	$(4,176)	$(4,214)	$(16,084)	$(10,742)

Other comprehensive income / (loss):
Foreign currency translation adjustment	$(63)	$49	$375	$46
Comprehensive loss	$(4,239)	$(4,165)	$(15,710)	$(10,696)

Basic and diluted net loss per common share	$(0.13)	$(0.24)	$(0.63)	$(0.62)

Weighted average common shares outstanding, basic and diluted	31,329	17,797	25,544	17,383

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,600	$(71)	$142,571	$(266)	$(141,604)	$737

Net loss									(5,686)	(5,686)
Foreign currency translation								105		105
Fractional shares due to split	(118)									—
Issuance of restricted stock for services	168,000						88			88
Issuance of common stock for cash	771,428						2,700			2,700
Issuance of common stock for financing costs related to acquisition	50,000						228			228
Issuance of common stock related to acquisition	1,011,164						4,449			4,449
Vesting of restricted stock related to acquisition							374			374
Vesting of restricted stock for services							727			727
Vesting of options issued to employees							52			52
Debt discount in connection with issuance of convertible debt							1,064			1,064

Balance at June 30, 2013	20,468,368	$7	100,000	$100	754,600	$(71)	$152,253	$(161)	$(147,290)	$4,838

Net loss									(6,222)	(6,222)
Foreign currency translation								333		333
Warrant Exercised	7,632						—			—
Vesting of shares issued to employee							300			300
Vesting warrants issued for services rendered							406			406
Vesting of options issued to employees							358			358
Vesting of restricted stock for services							314			314
Issuance of stock as part of secondary offering, net of costs	529,515						1,290			1,290
Issuance of common stock as part of public offering, net of costs	4,838,710						10,934			10,934
Issuance of common stock for financing costs related to acquisition	59,964						244			244
Issuance of common stock related to acquisition	504,880						1,036			1,036
Change in fair value of convertible debt							313			313
Issuance of warrants and extend existing warrants related to convertible debt							476			476
Issuance of shares related to convertible debt	80,000						248			248
Convertible debt converted to stock	4,783,378						4,373			4,373

Balance at September 30, 2013	31,272,447	$7	100,000	$100	754,600	$(71)	$172,545	$172	$(153,512)	$19,241

Net loss									(4,176)	(4,176)
Foreign currency translation								(63)		(63)
Vesting of shares issued to employees							240			240
Vesting of options issued to employees							704			704
Vesting of restricted stock for services							310			310
Shares of restricted stock issued for services	86,020						60			60
Shares issued as settlement of debt	9,750						24			24
Vesting of restricted stock for services							(77)			(77)

Balance at December 31, 2013	31,368,217	$7	100,000	$100	754,600	$(71)	$173,806	$109	$(157,688)	$16,263

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	9 Months Ended December 31 2013	9 Months Ended December 31 2012
Cash flows from operating activities
Net (loss) / income	$(16,084)	$(10,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,584	237
Amortization of debt discount	726	1,070
Interest accrued	36	335
PIK Interest	68	0
Finance Costs	1,350	0
Fair value of financing costs related to conversion options	1,479	0
Stock and stock option compensation	1,354	487
Warrants issued for services	406	0
Stock issued for services	2,173	3,150
Stock issued as settlement of debt with a supplier	24	542
Settlement of debt with a supplier	182	0
Revaluation of contingent liability	(603)	44
Increase in fair value of derivative liabilities	811	21
Loss on disposal of leasehold improvements	8	0
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(1,506)	(322)
Deposits	439	0
Prepaid expenses and other current assets	346	(34)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(443)	(435)
Accrued license fees	3,011	(155)
Accrued compensation	229	(75)
Other liabilities and other items	(2,501)	15

Net cash used in operating activities	(6,911)	(5,862)

Cash flows from investing activities
Purchase of property and equipment	(61)	0
Cash used in acquisition of subsidiary	(1,287)	(3,416)
Cash acquired with acquisition of subsidiary	513	59

Net cash used in investing activities	(835)	(3,357)

Cash flows from financing activities
Repayment of debt obligations	(3,657)	—
Issuance of shares for cash	14,924	2,000

Net cash provided by financing activities	11,267	2,000

Effect of exchange rate changes on cash and cash equivalents	(14)	61

Net change in cash and cash equivalents	3,507	(7,158)
Cash and cash equivalents, beginning of period	1,149	8,799

Cash and cash equivalents, end of period	$4,656	$1,641

Supplemental disclosure of cash flow information:
Taxes paid	$19	$28

Noncash investing and financing activities:
Contingency earn out on acquisition of subsidiary, net of discount	$238	$758
Common stock of the Company issued for pending acquisition of an asset	$—	$533

Common stock of the Company issued for acquisition of subsidiary	$4,449	$787

Exercise of warrants to purchase common stock of the Company	$0	$473

Mandalay Digital Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1.	Organization

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

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”). In addition, the Company, by assignment to the acquisition entity, Digital Turbine (EMEA) Ltd. (“DT EMEA”), (formerly M.D.G. Logia Holdings Ltd), acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “Ignite”, and certain operator and other contracts related to the business of the Logia companies that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, Mandalay Digital Group, Inc. purchased 23% of the outstanding shares of the Targets and DT EMEA purchased 77% of such shares. On November 7, 2012, Mandalay Digital Group, Inc. contributed all of its shares of the Targets to DT EMEA pursuant to a Contribution Agreement among Mandalay Digital Group, Inc., Digital Turbine Group, Inc. and DT EMEA. The acquired business of the Targets and Ignite are collectively referred to as “Logia” in this quarterly report.

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

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal years 2012 and 2013, the Company raised $9.7 and $2.6 million, respectively, through issuance of convertible debt and equity financings. In addition, the Company converted an additional $3 million through restructuring of existing debt to convertible debt, which was subsequently converted to shares in August 2013.

In the nine months ended December 31, 2013, the Company has raised $14.9 million, net of costs, through the sale of its common stock. We anticipate that our primary sources of liquidity will be cash generated by our operating activities, and that the cash generated will be sufficient to meet our working capital needs.

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

The Closing Shares and Earnout Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s Form S-3 filed August 30, 2013, and subsequently made effective on October 31, 2013.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The purchase consideration for the transaction was comprised of cash and common stock of the Company, as follows:

(1)	At closing AUD 1,220, translated to $1,286 for US GAAP reporting purposes;

(2)	Convertible Note payable of AUD 2,280, translated to $2,404;

(3)	Shares of common stock of the Company (the “Closing Shares”) equivalent to AUD 3,500, translated to $3,691 and under the agreement, converted to shares at $3.65 per share, or 1,011,164 shares of the common stock of the Company. The closing price of the stock on that day was $4.40 per share, for a total value of $4,449.

The Closing Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s Form S-3 filed August 30, 2013, and subsequently made effective on October 31, 2013.

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

The operating results of MIA are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to December 31, 2013 are as follows:

Unaudited
Revenue	$14,890
Cost of goods sold	10,601

Gross profit	4,289
Operating expenses	3,656

Income from operations	633
Non-operating (income) / expense, net	(17)
Provision for income tax	194

Net income	$456

The pro forma financial information of the Company’s consolidated operations if the acquisition of MIA had occurred as of April 1, 2012 is presented below.

	Unaudited Nine Months Ended December 31,
	2013	2012
Revenues	$15,374	$14,470
Cost of goods sold	10,921	7,870

Gross profit	4,453	6,600
Operating expenses	3,833	15,865

Income/(loss) from operations	620	(9,265)
Non-operating (income) / expense, net	(5)	1,626

Income/(loss) before provision for income taxes	625	(10,891)
Provision for income tax (income) / expense, net	(53)	105

Net income/(loss)	$678	$(10,996

Basic and diluted earnings per share	$0.03	$(0.63)

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

The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Most carriers only provide detailed sales transaction data. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. Some carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the product, image or game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, volume of activity on company monitored sites, seasonality, time elapsed from launch of services or product lines, the age of games and the expected impact of newly launched games, successful introduction of newer and more advanced handsets, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

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

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Potentially dilutive shares	1,498,065	5,091,600	2,014,101	5,318,200

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

Deposits

As of December 31, 2013, the Company has deposits of $124 comprised of facility and equipment lease deposits, as compared to $563 as of March 31, 2013.

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

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $54 and $143 in the three months ended periods ended December 31, 2013 and 2012, respectively and $136 and $143 in the nine months ended December 31, 2013 and 2012, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of December 31, 2013 and March 31, 2013 the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $375 and $46 in the nine month periods ended December 31, 2013 and 2012, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents high credit-quality institutions. Most of our sales are made directly to large national Mobile Phone Operators in the countries that we operate. We have a significant level of business and resulting accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2013, two major customers represented approximately 51.6% and 14.9% of our gross accounts receivable outstanding, and 0% and 0% of gross accounts receivable outstanding as of March 31, 2013, respectively. These two customers, as well as one additional customer, accounted for 40.6%, 23.2%, and 10.8% of our gross revenues during the nine month period ended December 31, 2013.

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

During the nine month period ended December 31, 2013, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2013 the Company determined that there was an impairment of goodwill amounting to $1,119.

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

During the nine month period ended December 31, 2013, the Company determined that there was no impairment of intangible assets. In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets.

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

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. At March 31, 2013, the contingent liability was re-measured to be $841. At December 31, 2013, the contingent liability was re-measured to be $238.

Contingent liabilities (in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013	$238	$—	$—	$238
March 31, 2013	$841	$—	$—	$841

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	December 31, 2013	March 31, 2013
Billed	$4,728	$434
Unbilled	1,712	1,691
Less: allowance for doubtful accounts	(130)	(130)

Net accounts receivable	$6,310	$1,995

The Company had no significant write-offs or recoveries during the nine months ended December 31, 2013 and 2012, respectively.

7.	Property and Equipment

	December 31, 2013	March 31, 2013
Equipment	$941	$1,412
Furniture & fixtures	424	499
Leasehold improvements	15	—

	1,379	1,911
Accumulated depreciation	(920)	(1,763)

Net Property and Equipment	$459	$148

Depreciation expense was $33 and $27 in the three months ended December 31, 2013 and 2012 and $96 and $83 in the nine months ended December 31, 2013 and 2012, respectively.

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 17,007,013 remain available for issuance as of December 31, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the Company’s 2011 Equity Incentive Plan for the periods or as of the dates indicated:

Options

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	60	$4.65

Granted	873	$4.31
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding, June 30, 2013	933	$4.32

Granted	121	$3.86
Canceled	—	$—
Rescinded	(49)	$4.42
Forfeited	—	$—
Exercised	—	$—

Outstanding, September 30, 2013	1,005	$4.27

Granted	1,625	$2.66
Canceled	—	$—
Forfeited	(30)	$4.50
Exercised	—	$—

Outstanding, December 31, 2013	2,600	$3.26

Vested and expected to vest at December 31, 2013	1,847	$3.33

Exercisable, December 31, 2013	125	$3.74

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$2.50 – $2.75	1,160	$2.60	9.83	30	$2.75	9.76
$2.76 – $2.85	465	$2.83	9.76	3	$2.83	9.76
$3.85	116	$3.85	9.58	16	$3.85	9.58
$4.00	237	$4.00	9.40	40	4.00	9.40
$4.05	107	$4.05	9.40	21	$4.05	9.40
$4.50	455	$4.50	9.45	—	$4.50	—
$4.65	60	$4.65	9.24	15	$4.65	9.24

	2,600	$3.26		125	$3.74

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

A summary of the status of the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan, nonvested options as of March 31, 2013 and 2012 pursuant to the Plan, and changes during the years ended March 31, 2013 and 2012 is presented below:

Option Plans

(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	960	$9.00

Granted	—	$—
Canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2013	960	$9.00

Option Plans and Stock Plans

The Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan did not contain any nonvested options as of December 31, 2013 and March 31, 2013.

Total stock compensation expense for the Company’s 2007 Employee, Director and Consultant Stock Plan equity compensation plan and Amended and Restated 2011 Equity Incentive Plan is included in the following statements of operations components:

	Nine Months Ended December, 2013	Nine Months Ended December, 2012
Product development	$—	$—
Sales and marketing	—	—
General and administrative	1,906	630

	$1,906	$630

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588

Acquisition	1,252

Balance at June 30, 2013	$4,840

Adjustment to Acquisition	(70)

Balance at September 30, 2013, and December 31, 2013	$4,770

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an impairment charge of $1,119 for the year ended March 31, 2013. There were no indications of impairment present during the period ended December 31, 2013.

10.	Intangible Assets

The components of intangible assets as at December 31, 2013 and March 31, 2013 were as follows:

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
Software	$8,252	$(2,393)	$5,859
Trade name / Trademark	352	(37)	$315
Customer list	5,327	(1,700)	$3,627
License agreements	797	(503)	$294

	$14,728	$(4,633)	$10,095

We complete our annual impairment tests in the fourth quarter of each fiscal year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ended December 31, 2013. However, the Company recorded an increase in intangible assets of $6,826 for the acquisition of MIA in the 9 months ended December 31, 2013. The Company did not record an impairment charge for the year ended March 31, 2013.

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Software	$2,429	$(1,269)	$1,160
Trade name / Trademark	297	(16)	$281
Customer list	4,675	(1,407)	$3,268
License agreements	498	(450)	$48

	$7,899	$(3,142)	$4,757

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the nine month period ended December 31, 2013 and 2012, the Company recorded amortization expense in the amount of $1,488 and $311, respectively, in cost of revenues.

Based on the amortizable intangible assets as of December 31, 2013, we estimate future amortization expense to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2014	$1,906
2015	1,822
2016	1,818
2017	1,752
2018	749
Future	1,894

$9,941

The initial accounting of the Intangibles of MIA are incomplete and subject to changes, which may result in significant changes to provisional amounts. The Company has recorded provisional amounts based upon management’s best estimate of the value as a result of preliminary analysis.

Below is a summary of Goodwill and Intangible assets:

	Intangible Assets	Goodwill
Balance as of March 31, 2013	$4,757	$3,588
Acquisition	6,826	1,252
Amortization of intangibles	(461)	0

Balance as of June 30, 2013	11,122	4,840
Adjustment to Acquisition	0	(70)
Amortization of intangibles	(513)	0

Balance as of September 30, 2013	10,609	4,770

Adjustment to Acquisition	0	0
Amortization of intangibles	(514)	0

Balance as of December 31, 2013	10,095	4,770

11.	Debt

	December 31, 2013	March 31, 2013
Short Term Debt
Equipment Leases	$6	$17
Senior secured convertible note, including PIK interest, net of discount of $0 and $187, respectively	0	2,714
Senior secured note, short term accrued interest	0	363
Convertible note, including accrued interest, net of discount, of $0 and $539, respectively	0	683

	$6	$3,777

	December 31, 2013	March 31, 2013
Long Term Debt
Secured note, including PIK interest and accrued interest	0	1,252

	$0	$1,252

	December 31, 2013	March 31, 2013
Contingent Liabilities
Contingent liability, net of discount of $762 and $159, respectively	$238	$841

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

The Company may engage in various business relationships with shareholders and officers and their related entities. There are no significant relationships as of December 31, 2013.

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

In August 2013, the Company converted $1,000 of a convertible debt and issued 285,714 shares of common stock of the Company to a noteholder.

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

In December 2013, the Company issued 86,020 shares of common stock of the Company to directors of the Company.

In December 2013, the Company issued 9,750 shares of common stock of the Company to a vendor. The shares were issued as settlement for services.

Restricted Stock Agreements

During the period December 1, 2011 through December 31, 2013, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA recipients are granted voting rights while other RSA recipients are not granted voting rights.

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

The Company has expensed the remaining $588 through the nine months ended December 31, 2013 related to the 3,170 RSAs issued on December 28, 2011.

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

All restricted shares, vested and unvested, have been included in the outstanding shares as of December 31, 2013.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $140 in the three months ended December 31, 2013 related to the 445 RSAs issued on January 3, 2012.

Time Condition RSAs

On various dates during the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, the Company issued 254 and 127 restricted shares with vesting criteria based on time conditions, respectively. As of December 31, 2013, 0 restricted shares were vested with each share being restricted from the individual selling the stock for a period from three months up to two years from the date of vesting.

The following table summarizes the RSA activity:

(in thousands, except grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2013	2,632	$3.27

Granted	168	4.16
Canceled	—	—
Vested	(1,287)	3.31

Unvested at June 30, 2013	1,513	$3.34

Granted	0	0
Canceled	—	—
Vested	(37)	4.18

Unvested at September 30, 2013	1,476	$3.32

Granted	86	2.79
Canceled	—	—
Vested	(109)	3.48

Unvested at December 31, 2013	1,453	$3.27

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The income tax provision for the quarter represents foreign withholding taxes related to continuing operations paid in jurisdictions outside of the US.

As of December 31, 2013, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal and Israeli income taxes, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2013.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company adopted the provisions of ASC 740 on January 1, 2008 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of ASC 740 and those after the adoption of ASC 740. There were no unrecognized tax benefits not subject to valuation allowance as of December 31, 2013 and March 31, 2013. The Company recognized no interest and penalties on income taxes in its statement of operations for the periods ended December 31, 2013 and 2012.

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

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended December 30, 2013 and 2012, and net property and equipment for the periods ended December 30, 2013 and March 31, 2013:

	North America	Europe, Middle East, Africa	Asia Pacific	Consolidated
Nine Months ended December 31, 2013
Net sales to unaffiliated customers	57	4,003	15,061	$19,121
Nine Months ended December 31, 2012
Net sales to unaffiliated customers	54	4,183	15	$4,252
Property and equipment, net at December 31, 2013	104	48	307	$459
Property and equipment, net at March 31, 2013	77	71	0	$148

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities under non-cancelable operating leases expiring in various years through 2016. The future minimum payments under initial terms of leases at December 31, 2013 are $719. This amount does not reflect future fluctuations for real estate taxes and building operating expenses. Rental expense amounted to $413 and $155, respectively, for the nine months ended December 31, 2013 and 2012.

Other Obligations

As of December 31, 2013, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms of one year or greater at December 31, 2013. Future payments for these obligations as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$1,314
2015	930

Total payments	$2,244

Litigation

Mandalay Digital’s wholly owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”) and Sirocco Mobile Ltd (“Sirocco”) are parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco were engaged to complete certain services and deliver products to Twistbox for mobile distribution. On or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. On or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012. On December 26, 2013, the Company received a request for settlement. Principals of both parties continue to communicate to find a mutually acceptable resolution.

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

On February 13, 2014, the Company sold its wholly owned subsidiary, Twistbox Entertainment, Inc. The Company has determined that the transaction is not material to the financial statements.

Management evaluated subsequent events after the balance sheet date of December 31, 2013 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Quarterly Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2013. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements made in this Quarterly Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“Digital Turbine”), Twistbox Entertainment, Inc. (“Twistbox”), Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly MDG Logia Holdings Ltd), and Digital Turbine Australia Pty Ltd (“DT Australia”).

Mandalay Digital Group, Inc., through its wholly owned subsidiary, Digital Turbine, provides mobile solutions for wireless carriers globally to enable them to better monetize mobile content. The company’s products include mobile application management through DT Ignite, user experience and discovery through DT IQ, application stores and content through DT Marketplace, and content management and mobile payments through DT Pay. With global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available world-wide.

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

On August 14, 2013, the Company and Taja entered into a third binding term sheet (“Second Amended Taja Convertible and Non-Convertible Notes”) the terms of which provided that in exchange for 80,000 shares (“Inducement Shares”) and 120,000 warrants to purchase shares of the Company’s common stock exercisable at $2.48 per share (“Inducement Warrants”) and a one-year extension of the term of both the Incentive Warrants and Coverage Warrants, the parties would amend the Amended Taja Convertible Note to (1) convert $1,000,000 of the outstanding principal under such note into 285,714 shares of the Company’s common stock (2) move the remaining principal balance and unpaid interest of $235,977 under the Taja Convertible Note to the non-convertible note, and (3) modify the non-convertible note to be convertible at $4.00 per share at Taja’s option. The Inducement Warrants have an exercise price equal to the same price paid per share for shares of the company’s common stock in the next round of equity financing, or if no equity financing occurred by September 9, 2013, the closing price of the company’s common stock on such date. The Inducement Warrants have a five year term from date of issuance and may only be exercised after one year.

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

RESULTS OF OPERATIONS

(in thousands)

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	December 31	December 31	% of	December 31	December 31	% of
	2013	2012	Change	2013	2012	Change
Revenues	$7,033	$2,049	243%	$19,121	$4,252	350%
Cost of revenues	4,979	927	437%	12,716	1,975	544%

Gross profit	2,054	1,122	83%	6,405	2,277	181%
SG&A	6,242	4,701	33%	18,638	11,341	64%

Operating loss	(4,188)	(3,579)	17%	(12,233)	(9,064)	35%
Interest expense, net	(4)	(536)	-99%	(3,282)	(1,490)	120%
Foreign exchange transaction gain / (loss)	9	(18)	-147%	62	(52)	-219%
Change in fair value of derivative liabilities gain / (loss)	—	—	0%	(811)	(22)	3588%
Loss on disposal of fixed assets	(1)	—	0%	(14)	—	0%
Loss on extinguishment of debt	—	—	0%	(442)	—	0%
Gain / (loss) on settlement of debt	27	(4)	-779%	(67)	(4)	-1784%
Gain / (loss) on change on valuation of long term contingent liability	—	(44)	-100%	603	(44)	-1470%

Loss before income taxes	(4,157)	(4,181)	-1%	(16,050)	(10,676)	50%
Income tax provision	(19)	(33)	-42%	(34)	(66)	-48%

Net loss	$(4,176)	$(4,214)	-1%	$(16,084)	$(10,742)	50%

Basic and Diluted net (loss) per common share:	(0.13)	(0.24)	-44%	(0.63)	(0.62)	2%
Basic and Diluted weighted average shares outstanding	31,329	17,797	76%	25,544	17,383	47%

Comparison of the Three and Nine Months Ended December 31, 2013 and 2012

Revenues

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Revenues by type:
Content Music	$1,688	$—	0%	$3,741	$—	0%
Content Tones & Pics	1,441	—	0%	4,312	—	0%
Content Other	672	465	44%	1,917	1,958	-2%
Services	455	1,584	-71%	1,691	2,294	-26%
Billing	2,777	—	0%	7,460	—	0%

Total	$7,033	$2,049	243%	$19,121	$4,252	350%

Due to the strategic acquisition of Logia and MIA, the Company has identified revenue streams that best represent the various revenue activities. Content Music is both streaming and downloadable music. In the three months ending December 31, 2013, $5,801 is attributable to the MIA acquisition, consisting of Content Music, and the majority of Content Tones & Pics, as well as Billing. Billing includes third party billing, API, and DTPay products. In addition to content, both the MIA and Logia acquisitions have contributed revenues for Services. Content Other captures items not specifically identified in the aforementioned revenue types.

Cost of Revenues

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Cost of revenues:
License fees	$4,466	$190	2250%	$11,288	$957	1073%
Other direct cost of revenues	513	737	-30%	1488	1,018	46%

Total cost of revenues	$4,979	$927	437%	$12,716	$1,975	544%

Revenues	$7,033	$2,049	243%	$19,121	$4,252	350%

Gross margin	29.2%	54.8%		33.5%	53.6%

License fees represent costs payable to content providers for use of their intellectual property in the products sold. This has increased consistent with the increase in revenues, as a result of the acquisitions of Logia and MIA. Other direct cost of revenues, which consists solely of non-cash amortization of intangible assets, has increased as a result of the acquisitions of Logia and MIA. The fluctuation in gross margin is related to the shift in revenue type as noted above.

Operating Expenses

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Product development expenses	$2,120	$577	267%	$6,299	$1,308	382%
Sales and marketing expenses	555	329	69%	1,569	647	142%
General and administrative expenses	3,567	3,795	-6%	10,770	9,386	15%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily a function of personnel. There is a one-time charge to production expense in the nine months ending December 31, 2013 of $533 related to stock issued and previously classified as a deposit for an acquisition of content.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns. Selling costs have increased in conjunction with our increase in revenues and as a result of our acquisitions, and costs associated with bringing Digital Turbine products to market.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, non-cash stock based compensation and depreciation expense. The increase period-to-period is mostly due to an increase in stock based compensation to employees and consultants.

Other Income and Expenses

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Interest and other (expense)	$(4)	$(536)	-99%	$(3,282)	$(1,490)	120%
Foreign exchange transaction gain / (loss)	$9	$(18)	-147%	$62	$(52)	-219%
Loss on change in fair value of accrued derivative liabilities	$—	—	0%	(811)	$(22)	3588%
Loss on disposal of fixed assets	$(1)	—	0%	$(14)	—	0%
Loss on extinguishment of debt	$—	—	0%	$(442)	—	0%
Gain / (loss) on settlement of debt	$27	(4)	-779%	$67	(4)	-1784%
Gain / (loss) on change on valuation of long term contingent liability	$—	(44)	-100%	$603	(44)	-1470%

Interest and other expense includes interest income on invested funds and interest expense as incurred by the Company. Other costs include foreign exchange transaction gains and losses. In the three and nine months ended December 31, 2013 the Company settled debts with three suppliers, resulting in a gain of $27 and $67, respectively. The nine months ended December 31, 2013, contains interest expense related to the Senior Secured Note, interest and debt discount expense related to the Taja Note, and the DT Australia Sellers Note, as well as inducement expense for the modification of the Taja Note.

Financial Condition

Assets

Our current assets totaled $11.4 million and $4.0 million at December 31, 2013 and March 31, 2013, respectively. Total assets were $27.2 million and $12.5 million at December 31, 2013 and March 31, 2013, respectively. The increase in current assets is primarily due to the assets purchased in the MIA acquisition and the funds raised through equity financing in the nine months ending December 31, 2013.

Liabilities and Working Capital

At December 31, 2013, our total liabilities were $10.9 million, compared to $11.7 million at March 31, 2013. The change in liabilities was mainly due to the extinguishment of debt offset by the liabilities purchased in the MIA acquisition, and the gain on valuation of the long-term contingent liability of $603. The Company had positive working capital of $0.68 million at December 31, 2013, as compared to negative working capital of $5.7 million at March 31, 2013, which is a net change of $6.3 million. This is comprised of an increase in cash, accounts receivable and prepaid expense of $7.87 million offset by a decrease in deposits and increase in liabilities of $439 and $1,095, respectively. The increases in assets and liabilities are due mainly to the acquisition of the MIA balance sheet.

Liquidity and Capital Resources

	Nine Months Ended December 31,		% of
	2013	2012	Change
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$62	—	0.0%
Cash flows used in operating activities	6,911	5,862	17.9%
Repayment of debt obligations	3,657	—	0.0%
Cash acquired with acquisition of subsidiary	513	59	769.5%
Cash used in acquisition of subsidiary	1,287	3,416	-62.3%
Issuance of shares for cash	14,924	2,000	646.2%
Gain / (loss) on exchange rate changes on cash and cash equivalents	(14)	61	-123.0%

The Company has incurred losses and negative annual operating cash flows since inception. The operating loss increased from $9.1 million in the nine months ended December 31, 2012 to $12.2 million for the nine months ended December 31, 2013, or by $3.1 million. This is due mainly to increased operating costs to support the increased level of sales in the comparable periods, and includes expense for non-cash items such as stock compensation, depreciation and amortization of intangible assets.

The consolidated financial statements included in this Quarterly report on Form 10-Q include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In the nine months ended December 31, 2013, the Company has raised $14.9 million through the sale of common stock of the Company. We expect our current cash resources will be sufficient to fund our planned operations for at least the next twelve months.

As of December 31, 2013, the Company had approximately $4.7 million of cash.

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

Operating Activities

In the nine months ended December 31, 2013, cash increased $3.5 million. Net cash used represents the $1.2 million of cash used in the acquisition of MIA, and payment of the MIA Sellers Note of $2.1 million and the Taja Non-convertible Note of $1.5 million, offset by the increase in cash due to the sale of common stock of the Company.

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

Stock Sales, Warrants and Liquidity

In December 2013, the Company issued 86,020 shares of common stock of the Company to directors of the Company.

In December 2013, the Company issued 9,750 shares of common stock of the Company to a vendor. The shares were issued as settlement for services.

Options

In December 2013, the Company issued options to purchase 1,565,200 shares of common stock of the Company to employees of the Company.

In December 2013, the Company issued options to purchase 60,000 shares of common stock of the Company to a consultant to the Company for services.

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

We believe that the improving quality and greater availability of smartphones is encouraging consumer awareness and demand for high-quality content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe that the Company through its subsidiary operating companies has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships contained within Logia, MIA and Twistbox is an advantage that allows us to grow our revenues. Our revenue growth rate will depend significantly on continued growth in the mobile content market, our ability to leverage our distribution and content relationships, the entry of Digital Turbine’s IQ product and Logia’s Ignite product into the market, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected to the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel and acquisition costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Acquisition costs include the costs of acquiring MIA as was the case in our first quarter. The Company has plans to continue to acquire complimentary operations that create synergy and aid in bringing new products to market. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow.

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

Sales and Marketing. Sales and marketing expenses, historically, and going forward, will consist primarily of salaries, benefits and incentive compensation for sales, business development, project management and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our business.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of December 31, 2013 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following process contains material weaknesses as of December 31, 2013:

Financial Close and Reporting Process

Prior to the recent addition of our Chief Financial Officer, there had been a lack of secondary review of key accounting and financial reporting functions resulting in a risk in that material accounting errors may not be detected timely.

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of December 31, 2013 described above, as follows:

1.	Implementing comprehensive ERP software across the business to consolidate financial reporting and to standardize internal and accounting controls;

2.	Establishing procedures, under direction of the Principal Financial Officer, for the review and analysis of complex, non-routine transactions; and

3.	Creating policies and practices to standardize the corporate reporting process as well as managing non-routine transactions.

The remediation efforts are expected to be completed during the fiscal year ending March 31, 2014,

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

Changes in Internal Controls over Financial Reporting

Other than the recent addition of our Chief Financial Officer, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Part I, Item 1, Note 17—Litigation, in the Notes to Unaudited Consolidated Financial Statements, is incorporated herein by reference.

Item 1A. Risk Factors.

Other than with respect to the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2013, the Company issued 86,020 shares of common stock of the Company to directors of the Company for services.

In December 2013, the Company issued 9,750 shares of common stock of the Company to a vendor. The shares were issued as settlement for services.

For each of the above, we relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3. Defaults.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated as of November 22, 2013 by and between the Company and Jeffrey Klausner (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on November 29, 2013).*

10.2	Employment Agreement dated as of November 24, 2013 by and between the Company and William Stone (incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed on November 29, 2013).*

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey Klausner, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Jeffrey Klausner, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: February 14, 2014	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer