Form 10-Q/A
period 2013-12-31
Mandalay Digital Group, Inc.
filed 2014-03-03
CIK 317788

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

As of February 12, 2014, the Company had 32,138,251 shares of its common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Mandalay Digital Group, Inc. (the “Registrant”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on February 14, 2014, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of February 12, 2014 was 32,892,851. This incorrect number included both the number of shares of Common Stock outstanding and an additional 754,600 shares of Common Stock held in treasury that were issued but not outstanding as of that date. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on February 12, 2014 was 32,138,251.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey Klausner, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: March 3, 2014	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer

4