Form 10-K
period 2014-03-31
Mandalay Digital Group, Inc.
filed 2014-06-30
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on September 30, 2013 was $40,686,282.

As of June 27, 2014, the Company had 37,438,429 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants’s definitive proxy statement for the fiscal year ended March 31, 2014 are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement (or a Form 10-K/A) will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2014.

Mandalay Digital Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2014

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks and costs in product development; the potential for unforeseen or underestimated cash requirements or liabilities; risks intrinsic to dispositions such as successor liability claims; the impact of currency exchange rate fluctuations on our reported GAAP financial statements; the Company’s ability as a smaller company to manage international operations; the Company’s ability given the Company’s limited resources to identify and consummate acquisitions; varying and often unpredictable levels of orders; the challenges inherent in technology development necessary to maintain the Company’s competitive advantage such as adherence to release schedules and the costs and time required for finalization and market penetration; inability to raise capital to fund continuing operations; changes in government regulation; the outcome of our plans for future operations and growth; successful integration of acquired businesses; challenges in converting discussions with carriers into contractual relationships and deploying our key products within large enterprises such as major carriers in a timely manner; rapid and complex changes occurring in the mobile marketplace; pricing and other activities by competitors; and other risks described in the risk factors in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, our actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable law, we do not undertake any obligation to update any forward-looking statements made in this Annual Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly MDG Logia Holdings Ltd), Digital Turbine Australia Pty Ltd (“DT APAC”), and Digital Turbine Singapore Pte Ltd (“DT Singapore”), collectively “DT”, as well as its recently sold subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Mandalay Digital, through its wholly- owned subsidiary, DT provides mobile solutions for wireless carriers to enable them to better monetize applications and mobile content. With our global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific, and the Middle East, Mandalay Digital’s solutions are available world-wide.

ITEM 1.	BUSINESS

Current Operations

DT provides end to end mobile content solutions for wireless carriers and Original Equipment Manufacturers (OEMs) globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through our product, DT Ignite, user experience and discovery through our product, DT IQ, white labeled mobile storefront, and content management solutions through our product, DT Content Management and mobile payments with direct operator billing through our product, DT Pay.

                             We enable mobile content distribution and monetization serving mobile operators, OEM’s, mobile device distributors, and end consumers. Our software is sold as both licensed software and software as a service (“SaaS”). Our software permits mobile carriers, advertising aggregation companies, application developers and third-party publishers to provide application installation, portal management, user interface, content development and billing technology that enables the ecosystem required for the global distribution of mobile applications and content. Our platforms provide our customers with the tools to implement an intuitive user experience and storefront, enabling the discovery, purchase and download of mobile applications and content. Our integrated solutions address the mobile ecosystem spanning mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising, mobile billing and predictive analytics. Our solutions empower our customers to better participate in the mobile advertising revenue cycle, drive loyalty, generate revenues and re-engineer business processes to capture the advantages of their mobile-enabled customer base. Our predictive analytics capabilities allow our customers to recommend applications and content to their end-customer based upon the consumers’ tastes and preferences.

DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their homescreens via Cost-Per-Install or CPI arrangements with third party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in a new advertising revenue stream. The company has launched DT Ignite with operators in North America, Europe, Asia Pacific and Israel.

DT IQ Search is a User Experience and User Interface that enables customers to search and discover content from various sources including social media, search engines, and applications. IQ App Drawer organizes your applications for you by category, as well as providing more traditional alphabetical and search based methods. IQ App Drawer and DT IQ Search monetize content through increased content sales and leveraging its recommendation engine to recommend the right applications to the right consumers through its cost-per-install or CPI commercial model.

DT Content is one of the Company’s primary revenue generating products. DT Content can be sold as an application storefront that manages the retailing of mobile content including features such as merchandizing, product placements, reporting, pricing, promotions, and distribution of digital goods, DT Content also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Content is deployed with many operators across multiple countries including Australia, Israel, Turkey, Indonesia, Philippines, Italy, India and Germany.

DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content versus sell through traditional distributors such as Google Play or Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier billing. DT Pay has been launched in both Australia and Italy.

Key Operating Divisions and Regional Entities

Digital Turbine (“DT”)

We enable mobile content distribution and monetization serving mobile operators, OEM’s, mobile device distributors, and end consumers Our software is sold as both licensed software and software as a service (“SaaS”). Our software permits mobile carriers, advertising aggregation companies, application developers and third-party publishers to provide application installation, portal management, user interface, content development and billing technology that enables the ecosystem required for the global distribution of mobile applications and content. Our platforms provide our customers with the tools to implement an intuitive user experience and storefront, enabling the discovery, purchase and download of mobile applications and content. Our integrated solutions address the mobile ecosystem spanning mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising, mobile billing and predictive analytics. Our solutions empower our customers to better participate in the mobile advertising revenue cycle, drive loyalty, generate revenues and re-engineer business processes to capture the advantages of their mobile-enabled customer base. Our predictive analytics capabilities allow our customers to recommend applications and content to their end-customer based upon the consumers’ tastes and preferences.

DT USA

On December 28, 2011, the Company, through its wholly owned subsidiary, Digital Turbine, Inc. (“DT USA”) acquired the assets of Digital Turbine Group, LLC, the developer of Digital Turbine, which we re-branded as “DT IQ”, With the acquisition and integration of DT IQ, the Company is able to provide an end-to-end platform where the services can be bundled together or sold in a modular fashion as individual products. DT USA sells and services the Company’s suite of products into North and South America.

DT APAC

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the “MIA Group”). The acquired business of the MIA Group is referred to as “DT APAC”. DT APAC is a leading mobile solutions provider for the Asia Pacific Region, and is based in Australia. We acquired DT Pay in connection with the MIA acquisition. DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. DT APAC also has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (called “Sphere”), which comprises the DT Content product. DT APAC enables experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format. The Sphere platform enables carriers, media companies and brands to work together. DT APAC sells and services the Company’s suite of products into the Asia Pacific region.

DT EMEA

The Company acquired subsidiaries and assets of Logia Group, Ltd. on September 13, 2012. The Company, through an Israeli acquisition company that it formed named Digital Turbine (EMEA) Ltd (“DT EMEA”) also acquired all of the capital stock of Logia Content Development and Management Ltd., Volas Entertainment Ltd. and Mail Bit Logia (2008) Ltd., each of which was formerly an operating subsidiary Logia Group, Ltd. In addition, the Company acquired the assets comprising the “LogiaDeck” software, which has been rebranded “Digital Turbine Ignite” (“DT Ignite”), and certain operator and other contracts. DT Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. It simplifies the device launch process for operators as well as allows the Company and the operator or OEM to monetize their devices with pre-installation of applications. DT EMEA sells and services the Company’s suite of products into Europe, the Middle East and Asia.

DT Singapore

On March 17, 2014, the Company formed a new subsidiary, Digital Turbine Singapore Pte Ltd (“DT Singapore”). DT Singapore provides more localized support to the Company’s Asia Pacific customers, including those in Singapore, Philippines and Indonesia. Along with DT APAC, DT Singapore will sell and service the Asia Pacific region.

Twistbox

On February 12, 2008, the Company completed its acquisition of Twistbox Entertainment, Inc. Twistbox is a global mobile content provider.

In the fourth quarter of fiscal 2014, our Board of Directors approved a plan to divest Twistbox, and the divesture was finalized on February 13, 2014. We are reporting Twistbox as discontinued operations beginning with our financial results presented in this Report and results of operations for all periods prior to fiscal 2014 presented in this Report reflect accounting for Twistbox as discontinued operations. For additional information regarding discontinued operations, see Note 3 Acquisitions and Disposals in the Notes to Consolidated Financial Statements in this Report (the “Notes”). Except for disclosures related to our financial position as of the end of periods prior to fiscal 2014 or to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

Recent Developments and Future Plans

As a result of both the needs of the operators and the Company’s desire to enhance and scale, the Company is pursuing targeted acquisitions that may accelerate growth. In March 2014, the Company completed a public offering, including 636,750 shares of common stock of the Company issued pursuant to the over-allotment option, of 4,881,750 shares of common stock of the Company. Proceeds from the offering were $18.5 million, net of cost.

Competition

The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for end users primarily on the basis of positioning, brand, quality and price. We compete for wireless carriers placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We compete for platform deployment contracts amongst other mobile platform companies. We also compete for experienced and talented employees.

Our primary competition comes from the Apple iTunes Store, Google Play, and existing operator solutions built internally. For the DT IQ product, there is some competition in the space by everything.me but our main competitors are OEM launchers and Android launchers. With DT Ignite, we see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs. Wireless operators could make a strategic decision to develop their own solutions rather than purchase our DT IQ and DT Ignite products.

DT has created a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple varying carrier networks, and offers solutions that enable them to maintain their own branding and personalized, one-to-one relationships with each end-user. Our primary competition comes from the Apple Application Store, Google Play, and existing operator solutions built internally. Our main competitors are OEM launchers and Android launchers.

DT has internally developed solutions for top-tier mobile operators and content providers including device application management solutions, white label app and media stores, in-app payment solutions, application-based value added services, and mobile social music and TV offerings. DT Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. We see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs.

DT IQ is a User Experience and User Interface that enables customers to search and discover content from various sources including social media, search engines, and applications. DT IQ app drawer organizes your applications for you by category as well as providing more traditional alphabetical and search based methods. DT IQ Search aggregates the multiple sources users search today and brings the results together in one easy to use UI. We believe competition to this product range from traditional search engines such as Google, Yahoo, Android and manufacturer to launcher applications such as everything.me.

DT Content can be sold as an application storefront that manages the retailing of mobile content including features such as merchandizing, product placements, reporting, pricing, promotions, and distribution of digital goods, DT Content also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. Competitors in these two area range from Google Play and the Apple App store.

DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. DT Pay allows the publishers and the operators to monetize those applications by allowing the content to be billed directly to the consumer via the operator bill. Some competitors to the DT pay product are Google Wallet, Bango and BilltoMobie.

Contracts

We have both exclusive and non-exclusive carrier agreements. Historically, our carrier agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier agreements may vary. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our DT Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced.

Employees

As of March 31, 2014, the Company, including its subsidiaries, had 101 employees, 96 of whom were full-time and 5 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors.

History of Mandalay Digital Group, Inc.

Mandalay Digital was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises, Inc. and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 12, 2010, the Company changed its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to Mandalay Digital Group, Inc.

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) the Company’s net operating assets and liabilities were transferred to the holders of the secured notes previously issued by the Company in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) was issued to the holders of record of Mandalay Digital’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the Company; and (6) 93% of the new common stock of the Company (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash.

Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox Entertainment, Inc. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries. On February 13, 2014, we disposed of the Twistbox subsidiary.

For other acquisitions see the Current Operations above.

ITEM 1A.	RISK FACTORS

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

If there are delays in the distribution of DT products or if we are unable to successfully negotiate with carriers or mobile operators or if these negotiations cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

We have a limited operating history for our current portfolio of assets, which may make it difficult to evaluate our business.

We have only owned the assets comprising DT EMEA and DT APAC since September 12, 2013 and April 12, 2013, respectively. And, therefore, have a limited history of generating revenues, and the future revenue potential of our business in the market is uncertain. As a result of recent carrier acceptance for some of our product offerings, our regional acquisitions and short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile application and content entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

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

Mobile applications and advertising are relatively new, as are our products DT Ignite and DT IQ, and evolving and growth in revenues from those areas is uncertain and changes in the industry may negatively affect our revenue and financial results.

While we anticipate that mobile usage will continue to be the primary driver of revenues related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEM’s that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising CPI (Cost per Install) revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our DT Ignite and DT IQ products. Reduced open-rates could have a negative impact on the success of our products and our potential revenues earned from CPI. Mobile advertising market remains a new and evolving market and if we are unable to grow revenues or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.

Our growth and monetization on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.

There is no guarantee that mobile carriers and devices will use our products and services rather than competing products. We are dependent on the interoperability of our products and services with popular mobile operating systems that we do not control, such as Android and any changes in such systems and terms of service that degrade our products’ functionality, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of applications could adversely affect our monetization on mobile devices. Currently our DT Ignite and DT IQ product offerings are compatible with Android only, and would require developmental modifications to support other operating platforms. Additionally, in order to deliver high quality user experience, it is important that our products and services work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that our relationships with network operators, mobile operating systems or other business partners deteriorate, our growth and monetization could be adversely affected and our business could be harmed.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	changes in prominence of deck placement for our leading products and those of our competitors;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	changes in the mix of direct versus indirect CPI advertising sales, which have varying margin profiles;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	general economic, political and market conditions and trends;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

We currently rely on wireless carriers to distribute some of our products and services and thus to generate some of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

The future success of our business is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial portion of our revenues, on a go-forward basis, through relationships with a limited number of carriers and publishers for the foreseeable future. Our failure to maintain our relationships with these carriers, establish relationships with new carriers and publishers, or a loss or change of terms would materially reduce our revenues and thus harm our business, operating results and financial condition.

We have both exclusive and non-exclusive carrier agreements. Historically, our carrier agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier agreements may vary. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our DT Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced.

Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

•	the carrier’s preference for our competitors’ products and services rather than ours;

•	the carrier’s decision not to include or highlight our products and services on the deck of its mobile handsets;

•	the carrier’s decision to discontinue the sale of some or all of products and services;

•	the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;

•	the carrier’s decision to require market development funds from publishers;

•	the carrier’s decision to restrict or alter subscription or other terms for downloading our products and services;

•	a failure of the carrier’s merchandising, provisioning or billing systems;

•	the carrier’s decision to offer its own competing products and services;

•	the carrier’s decision to transition to different platforms and revenue models; and

•	consolidation among carriers.

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

Placement of our products, or the failure of the market to accept our products, would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of products that are accessible to their subscribers through their mobile handsets. The inherent limitation on the volume of products available on the handset is a function of the screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. If carriers choose to give our products less favorable placement, our products may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed. In addition, if carriers or other participants in the market favor another competitor’s products over our products, or opt not to enable and implement technology like DT Ignite or DT IQ to unify operating systems, our future growth could suffer and our revenues could be negatively affected.

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

Our business is dependent on the continued growth in usage of smartphones, tablets and other mobile connected devices.

Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure to support advanced features beyond just mobile web access;

•	users’ concerns about the security of these devices;

•	inconsistent quality of cellular or wireless connection;

•	unavailability of cost-effective, high-speed internet service; and

•	changes in network carrier pricing plans that charge device users based on the amount of data consumed.

For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of apps or amount of content they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and our ability to become profitable.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent advertising from being delivered to their users, our ability to grow our business will be impaired.

A portion of our business model depends upon the continued demand for mobile advertising on connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them.

The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also affect the ability of users to download applications or access specified content on mobile devices.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our competitors. For example, Google controls the Android™ platform operating system. If our mobile software platform were unable to work on this operating systems, either because of technological constraints or because the developer of this operating systems wishes to impair our ability to provide ads on the operating system, our ability to generate revenue could be significantly harmed.

If we fail to deliver our products and services ahead of the commercial launch of new mobile handset models, our sales may suffer.

Our business is dependent, in part, on the commercial sale of smartphone handsets. We do not control the timing of these handset launches. Some new handsets are sold by carriers with certain of our products and applications pre-loaded, and many end users who use our services do so after they purchase their new handsets to experience the new features of those handsets. Some of our products require handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our products and services for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of launch delays, we miss the opportunity to sell products and services when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our products and services in time for seasonal increases in handset sales, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

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

If we fail to maintain and enhance our capabilities for our offerings to a broad array of mobile operating systems, our attractiveness to wireless carriers, application developers and branded content owners will be impaired, and our sales could suffer.

Changes to our design and development processes to address new features or functions of mobile operating systems or networks might cause inefficiencies that might result in more labor-intensive software integration processes. In addition, we anticipate that in the future we will be required to update existing and new products and applications to a broader array of mobile operating systems. If we utilize more labor intensive processes, our margins could be significantly reduced and it might take us longer to integrate our products and applications to additional mobile operating systems. This, in turn, could harm our business, operating results and financial condition.

A majority of our revenues are currently being derived from a limited number of wireless carriers, advertisers and application developers, if any one of these customers were unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

If any of our primary customers are unable to fulfill their payment obligations to us under our agreements with them, our revenues could decline significantly and our financial condition will be harmed.

We may be subject to legal liability associated with providing mobile and online services or content.

We provide a variety of products and services that enable carriers, content providers and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us for breaches of contract, copyright or trademark infringement, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

Our business is dependent on our ability to maintain and scale our infrastructure, including our employees and 3rd parties; and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our  financial results.

Our reputation and ability to attract, retain, and serve customers is dependent upon the reliable performance of our products and services and the underlying infrastructure, both internal and from third party providers. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products and services are unavailable, or if they do not load as quickly as expected, customers may not use our products as often in the future, or at all. As our customer base is anticipated to continue to grow, we will need an increasing amount of infrastructure, including network capacity, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events.

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.

Our products, services and systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products, services and systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products, services and systems depend on the ability of such software to transfer, store, retrieve, process, and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for customers and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

We plan to continue to review opportunities and possibly make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial condition and results of operations.

As part of our business strategy, we have made and intend to continue to review opportunities and possibly make acquisitions to add specialized employees and complementary companies, products, technologies or distribution channels. In some cases, these acquisitions may be substantial and our ability to acquire and integrate such companies in a successful manner is unproven.

Any acquisitions we announce could be viewed negatively by mobile network operators, users, marketers, developers, or investors. In addition, we may not successfully evaluate, integrate, or utilize the products, technology, operations, or personnel we acquire. The integration of acquisitions may require significant time and resources, and we may not manage these integrations successfully. In addition, we may discover liabilities or deficiencies that we did not identify in advance associated with the companies or assets we acquire. The effectiveness of our due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. We may also fail to accurately forecast the financial impact of an acquisition transaction, including accounting charges. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.

We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, acquisitions may result in our recording of substantial amortizable intangible assets on our balance sheet upon closing, which could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.

Risks Related to Our Market

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for end users primarily on the basis of positioning, brand, quality and price. We compete for wireless carriers placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We compete for platform deployment contracts amongst other mobile platform companies. We also compete for experienced and talented employees.

Our primary competition comes from the Apple iTunes Store, Google Play, and existing operator solutions built internally. For the DT IQ product, there is some competition in the space by everything.me but our main competitors are OEM launchers and Android launchers. With DT Ignite, we see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs. Wireless operators could make a strategic decision to develop their own solutions rather than purchase our DT IQ and DT Ignite products. In the future, likely competitors include major media companies, traditional video game publishers, platform developers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own products and services. If carriers enter the wireless market as publishers, they might refuse to distribute some or all of our products and services or might deny us access to all or part of their networks. DT, whose principal customers are carriers, would face competition from any carriers who decided to distribute their own products or services. In addition, while we are not aware of any non-carriers who are seeking to offer the equivalent scope of services as the DT offerings, various of the competitors mentioned above (and new competitors entering the mobile space) currently offer or could in the future offer components of DT’s offerings, and may seek to expand their offerings to compete with DT on a comprehensive basis, especially if DT’s model and approach meets with success. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or, in DT’s case, inhibit generation of sales), our margins could decline and we could lose market share (or in DT’s case, fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing new products and services that wireless carriers distribute and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services and the availability of other entertainment activities. Historically the majority of our revenues were derived via content purchases through traditional carrier application stores, which are in decline with momentum shifting towards third parties (Google and Apple). If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, are not marketed effectively through our direct-to-consumer operations, or are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively and initially adopted, a subsequent shift in our carriers, the entertainment, shopping and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results and financial condition.

Wireless carriers generally control the price charged for our products and services related to our DT Content products, and the billing and collection for sales and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our products and services related to content either by approving or establishing the price of the offering charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices related to content. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our offerings, or changes in these prices could adversely affect market acceptance of our offerings. Similarly, for a minority of our carriers, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our offerings, could adversely affect sales volume and our revenues for those offerings.

Carriers and other distributors also control billings and collections for some of our products and services, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

We currently rely on the current state of the law in certain territories where we operate our business and any adverse change in such laws may significantly adversely impact our revenues and thus our operating results and financial condition.

Decisions that regulators or governing bodies make with regard to the provision and marketing of mobile applications, content and/or billing can have a significant impact on the revenues generated in that market. Although most of our markets are mature with regulation clearly defined and implemented, there remains the potential for regulatory changes that would have adverse consequences on the business and subsequently our revenue.

We rely on our current understanding of regional regulatory requirements pertaining to the marketing, advertising and promotion of our products and services, and any adverse change in such regulations, or a finding that we did not properly understand such regulations, may significantly impact our ability to market, advertise and promote our products and services and thereby adversely impact our revenues, our operating results and our financial condition.

Some portions of our business rely extensively on marketing, advertising and promoting our products and services requiring it to have an understanding of the local laws and regulations governing our business. Additionally, we rely on the policies and procedures of wireless carriers and should those change, there could be an adverse impact on our products. In the event that we have relied on inaccurate information or advice, and engage in marketing, advertising or promotional activities that are not permitted, we may be subject to penalties, restricted from engaging in further activities or altogether prohibited from offering our products and services in a particular territory, all or any of which will adversely impact our revenues and thus our operating results and financial condition.

The strategic direction of the Digital Turbine business is in early stages and not completely proven or certain.

The business model that Digital Turbine is pursuing, mobile advertising, application installations, and white label storefront solutions, is in early stages and not completely proven. There are many different types of models including, but not limited to, set-up fees, Cost per Installation (CPI), up-front fees, revenue shares, per device fees, and advertising. Initial feedback from customers shows preference for different types of models. This could lead to risk in predicting future revenues and profits by individual customers. In particular, the ‘free’ download market is reliant upon mobile advertising, and the mobile advertising market is still in a nascent phase of monetization.

In addition, our strategy for Digital Turbine entails offering its platform to existing and new customers. There can be no assurance that we will be able to successfully market new services and offerings to existing and new customers. Moreover, in order to credibly offer the DT Ignite and DT IQ platform, we will need to achieve additional operational and technical achievements to further develop the products. Both DT Ignite and DT IQ are compatible with Android, and should the market shift to a different operating system there would need to be modifications to our products to adapt to such a change. While we remain optimistic about our ability to complete this change and build out, it will be subject to all of the risks attendant to these development efforts as well as the need to provide additional capital to the effort.

Risks Relating to Our Industry

Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and advanced programming languages continue to be introduced. In addition, networks that enable enhanced features are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. If we fail to anticipate and adapt to these and other technological changes, the available channels for our products and services may be limited and our market share and operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies and develop products and services to accommodate evolving industry standards with improved performance and reliability. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products and services.

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

To reach large numbers of wireless subscribers, application developers, mobile entertainment publishers and white label storefront providers we must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature-rich products and services, we anticipate that our development costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.

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

Mobile handsets require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically our DT Ignite and DT IQ products currently are compatible with the Android operating system. If this operating system falls out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Mobile applications and content publishers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the downloading of such offerings. In certain circumstances, mobile publishers may also rely on their own servers to deliver products on demand to end users through their carriers’ networks. In addition, certain products require access over the mobile Internet to our servers or third party servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

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

We depend on the continued contributions of our domestic and international senior management and other key personnel. We have had two people fill the position of Chief Financial Officer in the past 2 years. Additionally, we have recently added a Chief Operating Officer. The loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreement with short terms, their future employment with the Company is uncertain. Additionally, our workforce is comprised of a relatively small number of employees operating in different countries around the globe who support our existing and potential customers. Given the size and geographic dispersion of our workforce, we could experience challenges with execution as our business matures and expands.

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

Please refer to Item 9A of this Current Report on Form 10-K regarding the material weakness in controls due to lack of personnel.

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

We completed the acquisition of Logia and MIA, and we continue to evaluate potential acquisitions, or joint ventures with third parties. These transactions create risks such as:

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

Risks Related to the Economy in the United States and Globally

The effects of the past recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial condition.

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

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not obtained patent protection; however applications have been submitted. Consequently, we may not be able to protect our technologies from independent invention by third parties.

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

Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content,  products and services available in certain jurisdictions.

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

We may choose to raise additional capital to accelerate the growth of our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all.

Should we choose to pursue alternatives to accelerate the growth or enhance our existing business, we may require significant cash outlays and commitments. If our cash, cash equivalents and short-term investments balances and any cash generated from operations are not sufficient to meet our cash requirements, we may seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. Additionally, the time and effort required to maintain communications with shareholders and the public markets can be demanding on senior management, which can divert focus from operational and strategic efforts. The requirements of the public markets and the related regulatory requirements has resulted in an increase in our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may place undue strain on our personnel, systems and resources.

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

The principal offices of Mandalay and Digital Turbine are located at 2811 Cahuenga Boulevard West, Los Angeles 90068. Mandalay entered into a lease for these premises with 2801-2811 Cahuenga Boulevard West LLC at a base rent of $7,955 per month. Digital Turbine also leases property in Austin, Texas and internationally in Australia and Israel through its wholly owned subsidiaries, Digital Turbine Group Pty Ltd and DT EMEA Ltd.

ITEM 3.	LEGAL PROCEEDINGS

Mandalay Digital’s wholly owned subsidiary, Twistbox and Sirocco Mobile Ltd (“Sirocco”) were parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco was engaged to complete certain services and deliver products to Twistbox for mobile distribution. On or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. On or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012. On December 26, 2013, the Company received a request for settlement. On February 13, 2014, in relation to the sale of Twistbox, the Company retained, among other liabilities, the debt to Sirocco. On March 11, 2014, the Company settled its debt with Sirocco for $35,000.

On May 30, 2013, a class action suit in the amount of NIS 19.2 million or $5.3 million was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd. an Israeli company which owns and operates a website offering advertisements The claim against Coral Tell Ltd. relates to charges for phone call overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. Coral Tell Ltd. has served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. We have no contractual relationship with Coral Tell Ltd.

On November 25th, 2013, the Israeli Supreme Court ordered the parties to submit their position as to whether the defendant (applicant) has a right to appeal the District’s Court decision or must request the Supreme Court to grant a right to appeal.

On December 25th, 2013, after reviewing the parties’ positions, the Supreme Court ordered the respondents (Cellcom, Logia, Ethrix) to submit their response to defendant’s petition to grant the right to appeal, by January 26th, 2014. Appellant responded thereafter and the appeal is now under review and pending judgment. Usually, in petitions such as this the Supreme Court makes a judgment based on the parties’ written responses. Such judgment may take several weeks to several months to be released.

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

Market Information

As of June 24, 2014, the closing price of our common stock was $3.82.

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

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof.

On June 6, 2013, we received approval by NASDAQ’s Listing Qualifications Department to list our common stock on the NASDAQ Capital Market under the symbol “MNDL.”

The following table reflects the high and low bids for our common stock for periods indicated (adjusted to reflect the bids on a post-split basis). The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2014
First quarter	$6.00	$3.80
Second quarter	$4.79	$2.31
Third quarter	$3.29	$2.28
Fourth quarter	$4.89	$2.57

Fiscal Year Ended March 31, 2013
First quarter	$5.05	$3.60
Second quarter	$4.25	$3.65
Third quarter	$4.10	$3.40
Fourth quarter	$4.75	$3.35

Holders

As of June 18, 2014, there were 2,623 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

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

The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 16,659,173 remain available for issuance as of March 31, 2014.

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

Stock Appreciation Rights

Under the Plan, SARs may be settled in shares or cash and must be granted with an exercise price of not less than 100% of fair market value on the date of grant. Upon exercise of a SAR, a participant is entitled to receive cash or a number of shares equivalent in value to the difference between the fair market value on the exercise date and the exercise price of the SAR. For example, assume a participant is granted 100 SARs with an exercise price of $10 and assume the SARs are later exercised when the fair market value of the underlying shares is $20 per share. At exercise, the Participant is entitled to receive 50 shares [(($20-$10) x 100) / $20], or $1,000 in cash [($20-$10) x 100].

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

Restricted Stock Units

The Plan also permits us to grant restricted stock units that are payable in our shares or in cash. Each restricted stock unit is equivalent in value to one share of our common stock. Depending on the number of restricted stock units that become vested at the end of the performance period, the equivalent number of shares are payable to the participant, or the equivalent value in cash. The restricted stock units may be vested upon the attainment of performance goals or based on continued service.

Changes in Capitalization; Change of Control

The Plan provides for exercise price and quantity adjustments if we declare a stock dividend or stock split. Also, vesting or restriction periods may be accelerated if we merge with another entity that does not either assume the outstanding Awards or substitute equivalent Awards.

U.S. Federal Income Tax Consequences

The following is a brief summary of the U.S. federal income tax consequences applicable to awards granted under the Plan based on the federal income tax laws in effect on the date of this Annual Report. This summary is not intended to address all matters relevant to a particular participant based on his or her specific circumstances. The summary expressly does not discuss the income tax laws of any state, local or foreign jurisdiction, or the gift, estate, excise (including the rules applicable to deferred compensation under Code Section 409A), or other tax laws other than U.S. federal income tax law.

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

Incentive Stock Options

No taxable income is recognized by a participant upon the grant of an ISO. Generally, the participant will not recognize ordinary income in the year in which the option is exercised, although the participant’s gain from exercise may be subject to alternative minimum tax. If the participant sells the underlying shares acquired from the option within two years after the option grant date or within one year of the option exercise date, gain on that premature, “disqualifying” disposition will be treated as compensatory ordinary income to the extent of the lesser of: (1) the fair market value of the shares on the date of exercise minus the exercise price paid to acquire such shares, or (2) the amount realized on the disposition minus the exercise price. Any gain in excess of such amount will be short-term or long-term capital gain. We will be entitled to an income tax deduction that equals the amount of the participant’s compensatory ordinary income. If the participant does not make a disqualifying disposition, then we will not be entitled to a tax deduction. If the participant sells the underlying shares in a “qualifying” disposition (i.e., more than two years after the option is granted and more than one year after the exercise date), the gain or loss on disposition will be treated as long-term capital gain or loss based on the difference between the sales proceeds and the exercise price paid to acquire the shares.

Stock Appreciation Rights

No taxable income is recognized by a participant upon the grant of a SAR. The participant will recognize ordinary income in the year in which the SAR is exercised. The amount of ordinary income will be the fair market value of the shares received or the amount of the cash payment. We and the participant are required to satisfy the applicable tax withholding requirements, unless the participant is a non-employee Director, in which case tax withholding is not required. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant with respect to exercised SARs.

Restricted Stock

Generally, unless the participant makes an election to the contrary, no income is recognized on the issuance of restricted shares, and when the forfeiture restriction on such shares lapses, the participant will have ordinary income equal to the difference between the fair market value of the shares on the vesting date and any amount paid for the shares, if any. Alternatively, at the time of the grant, the participant may elect under Section 83(b) of the Code to include as ordinary income in the year of the grant, an amount equal to the difference between the fair market value of the granted shares on the grant date and any amount paid for the shares. If the IRC Section 83(b) election is made, the participant will not recognize any additional compensation income when the restrictions lapse, but may have capital gain income or loss upon sale of the shares. We will be entitled to an income tax deduction equal to the ordinary income recognized by the participant in the year in which the participant recognizes such income.

Restricted Stock Units

Generally, a plan participant who is granted restricted stock units will recognize ordinary income in the year payment occurs in shares of stock or cash. The income recognized will generally be equal to the fair market value of the shares received or to the cash payment. We will generally be entitled to an income tax deduction equal to the income recognized by the participant on the payment date for the taxable year in which the ordinary income is recognized by the participant.

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

Equity Compensation Plan Information

The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	2,748,140	$3.32	16,659,173
2007 Employee, Director and Consultant Stock Plan	719,670	$9.59	—

Equity compensation plans not approved by security holders	—	$—	—

Total	3,467,810		16,659,173

Unregistered Sales of Equity Securities

In December 2013, the Company issued 86,020 shares of common stock of the Company to directors of the Company.

In December 2013, the Company issued 9,750 shares of common stock of the Company to a vendor. The shares were issued as settlement for services.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by us during the period ended March 31, 2014.

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly MDG Logia Holdings Ltd), Digital Turbine Australia Pty Ltd (“DT APAC”), and Digital Turbine Singapore Pte Ltd (“DT Singapore”), collectively “DT”, as well as its recently sold subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

All numbers are in thousands, except share and per share amounts.

Company Overview

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox Entertainment, Inc. In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries. On February 13, 2014, we disposed of the Twistbox subsidiary, and as such it is no longer reflected as part of our continuing operations in this Report. See Note 3 below.

In December 2011, the Company, through its wholly owned subsidiary Digital Turbine, Inc. (“DT”), purchased the assets of Digital Turbine LLC. The Company subsequently re-branded the assets “DT IQ”.

Since the acquisition of the DT IQ product into DT, and subsequent acquisitions of DT EMEA and DT APAC the Company has acquired, rebranded, enhanced and commercialized products which include DT Ignite, DT Pay, and DT Content, as noted in Key Operating Divisions and Regional Entities above.

RESULTS OF OPERATIONS

	Year ended March 31, 2014	Year ended March 31, 2013	% of Change
	(in thousands)

Revenues	$24,404	$3,855	533.0%
Cost of revenues	16,558	1,695	876.9%

Gross profit	7,846	2,160	263.2%
SG&A	23,216	13,189	76.0%
Impairment of intangibles	154	—	100.0%

Operating loss	(15,524)	(11,029)	40.8%
Interest expense, net	(1,407)	(1,144)	23.0%
Foreign exchange transaction gain / (loss)	33	11	200.0%
Change in fair value of derivative liabilities gain / (loss)	(811)	(22)	3586.4%
Loss on extinguishment of debt	(442)	—	-100.0%
Gain / (loss) on settlement of debt	74	(257)	128.8%
Gain / (loss) on disposal of fixed assets	—	5	-100.0%
Loss on change on valuation of long term contingent liability	603	(83)	-826.5%

Loss before income taxes	(17,474)	(12,519)	39.6%
Income tax provision	(272)	139	-295.7%

Net loss	$(17,202)	$(12,658)	35.9%

Loss on disposal of discontinued operations, net of taxes	(1,502)	(1,503)	-0.1%

Net loss	(18,704)	(14,161)	32.1%

Diluted net loss per common share:
Continuing operations	$(0.63)	$(0.72)	-12.5%
Discontinued operations	$(0.05)	$(0.09)	-44.4%
Net loss	$(0.68)	$(0.81)	-16.0%
Basic and Diluted weighted average shares outstanding	27,478	17,631	55.9%

Comparison of the Year Ended March 31, 2014 and the Year Ended March 31, 2013

Revenues

	Twelve Months Ended March 31,		% of
	2014	2013	Change
	(In thousands)

Revenues by type:

Content Music	$5,145	$—	100.0%
Content Tones & Pics	5,540	—	100.0%
Content Other	1,573	761	106.8%
Services	2,327	3,094	-24.8%
Billing	9,819	—	100.0%

Total	$24,404	$3,855	533.0%

As a result of the strategic acquisition of DT EMEA and DT Asia Pac, the company has identified revenue streams that best represent its products. Content Music includes both traditional music download services and music streaming services where the Company licenses music from record labels. The Company also builds services that are hosted and managed by the Company on behalf of a wireless carrier. In the period ended March 31 2014 $19,973 was revenue generated by Content Music products, Content Tones & Pics and Billing products. The Billing product is DT Pay. DT pay is an API billing product which enables third parties to monetize various content services via integration to the interface.

In addition to content, both the DT EMEA and DT APAC acquisitions have contributed revenues for Services. Services revenue is comprised of professional services as well as our DT Ignite and DT IQ products. Content Other captures items not specifically identified in the aforementioned revenue types.

Cost of Revenues

	Twelve Months Ended March 31,		% of Change
	2014	2013
	(In thousands)

Cost of revenues:

License fees	$14,789	$279	5200.7%
Other direct cost of revenues	1,769	1,416	24.9%

Total cost of revenues	$16,558	$1,695	876.9%

Revenues	$24,404	$3,855	533.0%

Gross margin	32.2%	56.0%	-42.6%

License fees represent costs payable to content providers for use of their intellectual property in the products sold to our customers. This is directly related to DT Pay and DT Content products through which customers access our content. This has increased consistent with the increase in revenues, as a result of the acquisition of the businesses of Logia (“DT EMEA”) and MIA (“DT APAC”). Other direct cost of revenues, which consists solely of non-cash amortization of intangible assets, has increased as a result of the acquisitions of DT EMEA and DT APAC. The fluctuation in gross margin is related to the shift in revenue type as noted above in the revenue table. The different types of revenues each have distinct costs and therefore varying gross margin profiles.

Operating Expenses

	Twelve Months Ended March 31,		% of Change
	2014	2013
	(In thousands)
	third party
Product development expenses	$7,869	$1,322	495.2%

Sales and marketing expenses	1,915	668	186.7%

General and administrative expenses	13,432	11,199	19.9%

Impairment of intangible assets	154	—	100%

	$23,370	$13,189

Product development expenses include the costs to build and optimize our DT Ignite and DT IQ products, as well as the costs to procure, edit and ingest content to our content management platforms. Expenses in this area are primarily driven by personnel costs, as well as third party hosting costs. Our headcount has increased slightly during the period ended March 31, 2014, but is the net result of reductions and restructuring in staff in Germany and Israel offset by an increase in staff in Australia due mainly to the acquisition of MIA. The Company has focused its production staff especially on its DT Ignite and DT IQ products.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns, including industry trade shows. Selling cost, increased only slightly due to the addition of DT APAC. However the Company has and is continuing to expand its sales workforce globally in support of our Digital Turbine suite of products.

General and administrative expenses represent management and support personnel costs in each of our subsidiary companies and related expenses, as well as professional and consulting costs, and other costs such as stock based compensation, rent, depreciation and bad debt expenses. The increase during the period ended March 31, 2014 is mostly due to an increase in stock option expense granted to employees, as well accounting and legal fees due mainly to acquisition activity, and the addition of senior management.

Impairment of intangible assets represent the write-down in value of goodwill and intangible assets associated with the acquisitions of DT EMEA and DT APAC. The Company wrote down the value of the trademarks and tradenames associated with the DT EMEA and DT APAC acquisitions, since rebranding them from Logia and MIA, respectively.

Other Income and Expenses

	Twelve Months Ended March 31,		% of Change
	2014	2013
	(In thousands)

Interest and other (expense)	$(1,407)	$(1,144)	23.0%

Foreign exchange transaction gain / (loss)	$33	$11	200.0%

Change in fair value of accrued derivative liabilities gain / (loss)	$(811)	$(22)	3586.4%

Gain / (loss) on disposal of fixed assets	$—	$5	-100.0%

Loss on extinguishment of debt	$(442)	$—	0.0%

Gain / (loss) on settlement of debt	$74	$(257)	-128.8%

Loss on change on valuation of long term contingent liability	$603	$(83)	-826.5%

Interest and other income/(expense) includes interest income on invested funds, interest expense related to the Senior Secured Note, the MIA Sellers Note, changes in the fair market value of derivatives, foreign exchange transaction gains, gains on settlement of debt, and other income/expense. The decrease in net expense compared to the prior period is comprised mostly of a decrease in financing costs, loss on extinguishment of debt, and change in fair value of derivative liabilities offset by settlement of debt with a provider.

Financial Condition

Assets

Our current assets totaled $27.5 million and $4.0 million at March 31, 2014 and March 31, 2013, respectively. Total assets were $45.1 million and $12.5 million at March 31, 2014 and March 31, 2013, respectively. The increase in current assets from period to period is primarily due to the assets purchased in the DT APAC acquisition in April 2013 and the funds raised through equity financings throughout the year.

Liabilities and Working Capital

At March 31, 2014, our total liabilities were $12.1 million, compared to $11.7 million at March 31, 2013. The change in liabilities was due to an increase in accrued license fees in current liabilities due to the acquisition of DT APAC, accrued compensation and deferred tax liabilities, offset by the reduction in debt in current and long term liabilities of $5.6 million. As a result of the increase in current liabilities, and increase in cash and accounts receivable, the Company had positive working capital of $15.6 million at March 31, 2014 as opposed to negative working capital of $5.7 million at March 31, 2013.

Liquidity and Capital Resources

	Twelve Months Ended March 31,		% of Change
	2014	2013
	(In thousands)

Consolidated Statement of Cash Flows Data:

Capital expenditures	$207	$12	1625.0%
Cash flows used in operating activities	7,807	6,865	13.7%
Repayment of debt obligation	3,657	—	100%
Cash acquired with acquisition of subsidiary	513	59	769.5%
Cash used in acquisition of subsidiary	1,287	3,416	-62.3%
Issuance of shares for cash	33,297	2,550	1205.8%
Gain / (loss) on exchange rate changes on cash and cash equivalents	(196)	34	-676.5%

The consolidated financial statements included in this Annual Report on Form 10-K include the accounts of the Company. The primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2013, the Company raised $2.6 million through issuance of equity financings. In fiscal year 2014, the Company raised $33.3 million, less financing costs, through the issuance of equity financings and public offerings. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be our existing cash balances. Our current cash resources will be sufficient to fund our planned operations for at least the next twelve months.

Operating Activities

In the year ended March 31, 2014, net cash increased $20.7 million. Net cash used in operating activities is comprised of an increase in accrued license fees, accrued compensation, and other liabilities of $4.6 million, a decrease of deposits of $0.52 million, offset by a decrease of $0.89 million in accounts payable and an increase of $3.5 million in accounts receivable and prepaid expenses. Cash used in investing activities of $0.98 million was comprised of cash used in acquisitions and purchase of property and equipment of $1.49 million, offset by cash acquired in an acquisition of $0.5 million. The Company issued shares of common stock of the Company in exchange for $33.3 million, net of costs and used $3.66 million as repayment of debt obligations. These changes flow from the loss for the period, but exclude impairment charge of $0.15 million, depreciation and amortization of $1.86 million, as well as interest, finance charges and debt discount and financing costs of $2.8 million, and $5.1 million for stock and warrants issued for services.

As of March 31, 2014, the Company had approximately $22.0 million of cash attributed to continuing operations.

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

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended March 31, 2014.

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

In May 2013, the Company issued 50,000 warrants to purchase shares of restricted stock of the Company at an exercise price of $4.48 to a service provider. The warrants were issued based on a service agreement that began May 2013.

In June 2013, the Company issued 50,000 warrants to purchase shares of restricted stock of the Company at an exercise price of $4.35 to a service provider. The warrants were issued based on a service agreement that began June 2013.

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

In August 2013, the Company issued 80,000 shares of common stock of the Company and 120,000 warrants to purchase shares of common stock of the Company at an exercise price of $2.48 to a noteholder as inducement to modify a debt.

In August 2013, the Company converted $1,000 of a convertible debt and issued 285,714 shares of common stock of the Company to a noteholder.

In September 2013, the Company issued 529,515 shares of common stock of the Company, which was the partial exercise of the over-allotment option related to the August 2013 equity finance offering consisting of 4,838,710 shares noted above.

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

In February 2014, the Company issued 154,048 shares of common stock of the Company as part of the cashless exercise of 240,000 options issued in February 2011 to three former employees of the Company.

In February 2014, the Company issued 692,874 shares of common stock of the Company to a debt holder as part of the cashless exercise of 1,000,000 warrants granted in June 2010.

In March 2014, the Company issued 291,540 shares of common stock of the Company to a debt holder as part of the cashless exercise of 400,000 warrants granted in December 2011.

In March 2014, the Company issued 4,881,750 shares of common stock of the Company as part of an equity finance offering, including the full exercise of the over-allotment option.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of DT, including its subsidiaries, DT USA, DT EMEA, DT APAC and DT Singapore.

DT APAC generates revenues from mobile phone carriers that market, distribute and/or bill for their content, as in our DT Content and DT Pay products. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download DT APAC content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT APAC a contractual percentage of their collected fee for each transaction. DT APAC recognizes as revenues the percentage of the fees due to them from the carrier. End users may also initiate the purchase of DT APAC content through other delivery mechanisms, with third parties being responsible for billing, collecting and remitting to DT APAC a portion of their fees.

DT EMEA generates revenues from services provided to mobile phone carriers. DT EMEA manages the mobile operators platform. DT EMEA recognizes as revenues the percentage of the fees due to them from the carrier. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT EMEA a contractual percentage of their collected fee for each transaction.

In addition to the above, DT USA, as well as DT APAC, and DT EMEA generates revenues from the sale of the DT Ignite and DT IQ products. These products are sold in the form of a license fee or SAAS to mobile phone carriers. Once DT Ignite or DT IQ is launched on the mobile phone carriers platform, revenues can be generated from the sale of content and applications, as well as from advertising via Cost-Per-Install or CPI arrangements with third party application developers.

Billings for DT Ignite and DT IQ are generated for initial set up fees that are recognized ratably over the life of the contract once all deliverables have been completed. Revenues are recognized on an ongoing basis, after launch, from device fees, maintenance fees, content revenue share and advertising.

To date, DT EMEA’s revenues have been mainly in Israel and Europe. DT APAC’s revenues have been mainly in Australia, Singapore and Indonesia.

We believe that the improving quality and greater availability of smartphones is, in turn, encouraging consumer awareness and demand for high quality applications and content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively with the ability to enable mobile billing across a wide variety of handsets and countries. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe our Company has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages. We also believe that leveraging existing carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on revenues generated from the sale of content and applications, as well as from advertising via Cost-Per-Install or CPI arrangements with third party application developers and continued growth in the mobile content market, our ability to leverage our distribution and content relationships, as well as our ability to continue to expand billing for content in new regional markets. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses should continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.

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

Cost of Revenues

Our Company’s cost of revenues has historically consisted primarily of royalties that we pay to content owners from which we license brands and other intellectual property. In addition, certain other direct costs such as platform, hosting and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses—amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay advance royalties to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility as we incur them throughout the development process, and we include these costs in product development expenses. Going forward our cost of revenues will also include a share of revenues payable to wireless carriers for the installation of applications. These revenue shares will be related to our DT Ignite and DT IQ products.

Gross Margin

Our gross margin going forward will be determined principally by our product mix, including DT Ignite, DT IQ, DT Content and DT Pay each of which has differing gross margins. Our content based on licensed intellectual property requires us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our own in-house developed content, which is based on our own intellectual property, require no royalty payments to licensors. Branded content requires royalty payment to the licensors, generally on a revenue share basis, while for acquired content we amortize the cost against revenues, and this will generally result in a lower cost associated with it. There are multiple internal and external factors that affect the mix of revenues, such as consumer trends. Our gross margin is also affected by direct costs such as platform and third party delivery charges, and by periodic charges for prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

Operating Expenses

Our operating expenses going forward will primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on creating, developing, editing, programming, quality assurance, carrier certification and deployment of our products, on technologies related to interoperating with our various mobile phone carriers and on our internal platforms, payments to third parties for developing our products, and allocated facilities costs. We devote substantial resources to the development, supporting technologies, and quality assurance of our products.

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

Income Taxes

We provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided on all deferred taxes, except $251, as it is more likely than not that the deferred taxes will not be realized valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

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

Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011- 05 (ASU 2011-12). In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU is effective for the first interim reporting period in 2013. The Company has adopted this guidance.

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

Revenue Recognition

The Company’s revenues are derived primarily from the processing of content purchases using the Company’s billing software (“DT Pay”), and licensing of the Company’s software for; application management services (“DT Ignite”), managed services (“ “DT Content”), and cross-platform content management, recommendation and search functionality (“DT IQ”). The Company’s products are sold mainly to wireless carriers. The licensed software enables the wireless carriers to market and deliver content and mobile applications to end users. The Company bills the wireless carrier based on monthly transactional reporting and set up fees earned upon delivery of the product to the wireless carrier. The Company markets and distributes its products directly to wireless carriers and OEMs.

The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all software licensing transactions, which are mainly found in the DT Ignite and DT IQ products.

With regard to the Company’s DT Pay, DT Ignite and DT IQ products, revenues are recognized by the Company when persuasive evidence of an arrangement exists, evidence that the content or application has been purchased, purchased product has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. The Company considers a license agreement to be evidence of an arrangement with a carrier or content provider and the completed purchase to be evidence of an arrangement with an end user. For completed purchases, the Company defines delivery as the download of the content or application by the end user.

The Company estimates revenues from carriers in the current period when actual reporting has not been finalized. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. The Company depends on its own reporting of transactions from its reporting systems, and reconciles that reporting with the customer before an invoice is generated. Determination of the appropriate amount of revenue recognized is based on the Company’s reporting system, but it is possible that actual results may differ from the Company’s estimates once the reports are reconciled with the customer. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

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

	Year Ended March 31, 2014	Year Ended March 31, 2013

Potentially dilutive shares	1,170	5,306

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

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s music, games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either, accrued as incurred and subsequently paid, or in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

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

                             The Company has adopted the “tested working model” approach to establishing technological feasibility for its products and games. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products and games; the lack of pre-orders or sales history for its products and games; the uncertainty regarding a product’s or game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product or game will be available for sale; and its historical practice of canceling products and games at any stage of the development process.

Product Development Costs

The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses

The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $0.19 million and $0 in the years ended March 31, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments

As of March 31, 2014 and 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, derivative liabilities and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $67 in the year ended March 31, 2014 and a loss of $72 in the year ended March 31, 2013 have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. Most of our sales are made directly to large national mobile phone carriers in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2014, two major customers represented approximately 49.1% and 13.4% of our gross accounts receivable outstanding, and 0% and 0% of gross accounts receivable outstanding as of March 31, 2013, respectively. These two customers and one other customer accounted for 45.8%, 22.2% and 10.5% of our gross revenues, respectively, in the year ended March 31, 2014; and 0%, 0% and 51.9%, respectively, in the year ended March 31, 2013.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 4-5 years for other assets.

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

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2013, the Company determined that there was an impairment of goodwill, amounting to $1,12 million, however this amount has been reclassified to discontinued operations in this Annual Report on Form 10-K. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 of the Company’s financial statements for the year ended March 31, 2014, attached hereto and incorporated herein by reference.

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

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $0.15 million related to the change in tradenames as the Company has rebranded its acquisitions under the Digital Turbine name. In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 10 of the Company’s financial statements for the year ended March 31, 2014, attached hereto and incorporated herein by reference.

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

The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions, including Israel and Australia. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Historical Operations of Mandalay Digital Group, Inc.

(number amounts are not in thousands)

Mandalay Digital was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises, Inc., and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 12, 2010, the Company changed its name to NeuMedia, Inc.

On February 6, 2012, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to Mandalay Digital Group, Inc.

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). Under the Plan of Reorganization, as completed on January 26, 2005: (1) the Company’s net operating assets and liabilities were transferred to holders of secured notes previously issued by the Company in satisfaction of the principal and accrued interest thereon; (2) $400,000 was transferred to a liquidation trust and used to pay administrative costs and certain preferred creditors; (3) $100,000 was retained by the Company to fund the expenses of remaining public; (4) 3.5% of the new common stock of the Company (140,000 shares) was issued to the holders of record of Mandalay Digital’s preferred stock in settlement of their liquidation preferences; (5) 3.5% of the new common stock of the Company (140,000 shares) was issued to common stockholders of record as of January 26, 2005 in exchange for all of the outstanding shares of the common stock of the company; and (6) 93% of the new common stock of the Company (3,720,000 shares) was issued to the sponsor of the Plan of Reorganization in exchange for $500,000 in cash. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

From 2005 to February 12, 2008, the Company was a public shell company with no operations, and controlled by its significant stockholder, Trinad Capital Master Fund, L.P.

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

Upon the completion of the Merger, all shares of the Twistbox capital stock were no longer outstanding and were automatically canceled and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the applicable merger consideration. Additionally, each share of the Twistbox capital stock held by Twistbox or owned by Merger Sub, the Company or any subsidiary of Twistbox or the Company immediately prior to the Merger, was canceled and extinguished as of the completion of the Merger without any conversion or payment in respect thereof. Each share of common stock, $0.001 par value per share, of Merger Sub issued and outstanding immediately prior to the Merger was converted upon completion of the Merger into one validly issued, fully paid and non-assessable share of common stock, $0.001 par value per share, of the surviving corporation. The Merger included the issuance of common stock as all or part of the consideration.

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

In the fourth quarter of fiscal 2014, our Board of Directors approved a plan to divest Twistbox, and the divesture was finalized on February 13, 2014.

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

On June 21, 2010, we sold all of the operating subsidiaries of AMV to an entity controlled by ValueAct and certain of AMV’s founders in exchange for the release of $23,000,000 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all amounts due and payable under the VAC Note except for $3,500,000 in principal (the “Restructure”). In connection with the Restructure, the ValueAct Note (as amended and restated, the “Amended ValueAct Note”), the Company and ValueAct entered into a Second Allonge to Warrant to Purchase 218,524 shares of common stock (the “Second Allonge”), which amended that certain warrant to purchase 218,524 shares of the Company’s common stock, issued to ValueAct on February 12, 2008, as amended (the “ValueAct Warrant”). Pursuant to the Second Allonge, the exercise price of the ValueAct Warrant decreased from $4.00 per share to the lesser of $6.25 per share, or the exercise price per share for any warrant to purchase shares of the Company’s common stock issued by the Company to certain other parties.

On December 16, 2011, the Amended ValueAct Note was purchased in its entirety by Taja LLC (“Taja) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”), to provide for payment-in-kind election to the note through the revised term, and to strip out $3,000,000 of principal to create the Taja Convertible Note, leaving a principal balance of $500,000 plus accrued interest of $562,000 for a total of $1,062,000. As consideration for amending the note, Taja also received a warrant (“Incentive Warrant”) to purchase 400,000 shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. Taja also received 25% warrant coverage (“Coverage Warrant”) determined by dividing the principal amount of the Taja Convertible Note by the conversion price multiplied by 25%. The Incentive Warrant and the Coverage Warrant have a five year term and vest one year from issue date. On December 29, 2011, the Company and Taja entered into a binding term sheet for convertible note financing (“Taja Convertible Note”) and, effectively, a third amendment to the Second Amended Note (“Third Amended Note”). The Third Amended Note (1) changed the maturity date of the Note from June 21, 2013 to June 21, 2015, (2) extended the payment in kind (“PIK”)

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the December 29, 2011 binding term sheet. Pursuant to the Amended Taja Convertible Note, (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.50 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400,000 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, and (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date.

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

SENIOR SECURED NOTE FINANCING

On June 21, 2010, for purposes of capitalizing the Company, the Company sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes” or the “Senior Debt”) to certain significant stockholders. The New Senior Secured Notes had a three year term and an interest rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, the Company was able to, at its option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes were convertible at any time at the election of the holder into shares of Company common stock at a conversion price of US $0.75 per share, subject to adjustment. The New Senior Secured Notes were secured by a first lien on substantially all of the assets of the Company and its subsidiaries. The Amended ValueAct Note was subordinated to the New Senior Secured Notes.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of common stock of the Company at an exercise price of $1.25 per share, subject to adjustment. For each $1.00 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase .67 shares of common stock of the Company. Each Warrant has a five year term. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the New Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis. Then, on July 8, 2013, the Noteholders entered into an amendment to the Senior Secured Notes, dated as of July 7, 2013 that extended the July 9, 2013 Maturity Date of the notes until September 9, 2013.

On August 21, 2013 the Company issued 4,497,664 shares of its common stock to the Senior Secured noteholders as payment in full of the New Senior Secured Notes.

On February 7, 2014, the Company issued 692,874 shares of common stock of the Company as part of the cashless exercise of 1,000,000 warrants issued to one of the New Senior Secured Noteholders. The remaining New Senior Secured Noteholder still holds 666,667 warrants to purchase shares of common stock of the Company.

In March 2014, the Company issued 291,540 shares of common stock of the Company as part of the cashless exercise of 400,000 warrants issued to Taja in December 2011.

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

SUMMARY OF MIA ACQUISITION

On April 12, 2013, Mandalay Digital Group, Inc. (the “Company”), through its indirect wholly owned subsidiary Digital Turbine Group Pty Ltd (“DT Australia”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together “MIA”). From this point forward the Company refers to MIA as “DT APAC”.

DT APAC is a leading mobile solutions provider based in Australia. DT APAC has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (“Sphere”). DT APAC through an Application Programming Interface (API), enhances experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format, effectively integrating the infrastructure of mobile operators to content publishers to facilitate mobile commerce. DT Content, uses the Sphere platform enabling carriers, media companies and brands to work together. As well, the Sphere platform has been married with the existing products of DT, including DT Ignite and DT IQ, creating an end to end mobile solution for content and application delivery, search, and advertising, as well as full analysis and reporting tools.

SUMMARY OF THE LOGIA ACQUISITION

On September 13, 2012, the Company acquired subsidiaries and certain assets of Logia Group, Ltd. (“Logia”). As a part of the transaction, the Company, through its wholly owned subsidiary, Digital Turbine (EMEA) Ltd (“DT EMEA”), acquired all of the capital stock of three operating subsidiaries of Logia (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, acquired the assets comprising the “LogiaDeck” software from LogiaDeck Ltd., which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were entered into by Logia and Volas.

The acquired business of the Targets and Ignite are referred to as “DT EMEA” and “DT Ignite”, respectively, in this Annual Report on Form 10-K.

The purpose of the DT EMEA acquisition was an effort to not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with DT Ignite. DT Ignite is an application management platform that enables mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. As well, DT Ignite allows mobile operators and OEMS to obtain a new advertising revenue stream from pre and post installations.

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

Our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, due to the material weakness described below, these disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2014 because of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to inadequate systems and technical resources required to meet increasing accounting demands.

The Company did not maintain sufficient personnel and system resources to ensure the financial reports of the Consolidated entity were complete, accurate, and timely. The complexity of the close and financial reporting process was compounded by the accounting for tax related to the Israel operations and the technical analysis for certain non-routine transactions occurring during the year. Further, the lack of a single accounting platform for all entities resulted in significant manual procedures that were required to complete the close.

Our Management has taken the following steps necessary to address the above material weakness existing as of March 31, 2014 described above:

1.	Hired an experienced Chief Financial Officer in the third quarter of fiscal 2014

2.	Converting from multiple accounting platforms to a single, global ERP system

3.	Realigning accounting responsibilities to provide additional technical resources to analyze the accounting for complex, non-routine transactions.

These remediation efforts are expected to be implemented during the fiscal year ending March 31, 2015.

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended March 31, 2014 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficiency and cash flows for the periods presented.

The annual report in our Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this annual report in our Form 10-K.

Changes in Internal Controls Over Financial Reporting.

On April 12, 2013, Mandalay acquired DT APAC. For additional information regarding the acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements and Management’s Discussion of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K. As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to DT APAC from its assessment of Mandalay’s internal control over financial reporting as of March 31, 2014.

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements: Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Mandalay Digital Group, Inc. and Subsidiaries Consolidated Financial Statements

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

(3) Exhibits: See Item 15(b) below.

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.7	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.8	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012. [22]

3.1	Certificate of Incorporation. [2]

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012. [20]

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013. [21]

3.4	Certificate of Correction of Certificate of Amendment, dated April 9, 2013. [21]

3.5	Bylaws. [2]

3.6	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [16]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

Exhibit No.	Description

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [13]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [14]

4.8	Form of Senior Secured Convertible Note due July 9, 2013. [14]

4.9	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012. [22]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012. [22]

4.11	Amended and Restated Warrant Issue Agreement, dated January 1, 2011.[22]

4.12	Allonge to Warrant, dated January 1, 2011. [22]

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto. [12]

10.9	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 17†

10.10	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 17†

10.11	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 17†

10.12	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 17†

10.13	Restricted Stock Agreement, dated January 1, 2011. [22]

10.14	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. 15†

10.15	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. [15]

10.16	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. 15†

10.17	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC. [22]

10.18	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P. [22]

10.19	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012. [22]

10.20	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012. [22]

10.21	Form of Indemnification with Directors and Executive Officers. 18†

10.22	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. 19†

Exhibit No.	Description

10.23	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. 19†

10.24	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. 19†

10.25	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. 19†

10.26	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. 19†

10.27	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. 19†

10.28	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. [19]

10.29	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. [19]

10.30	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. [19]

10.31	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012. [22]

10.32	Form of Equity Financing Binding Term Sheet, dated as of December 13, 2012. [23]

10.33	Employment Agreement, dated as of September 16, 2012, by and between Mandalay Digital Group, Inc. and William Stone. [24]

10.34	Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [25]

10.35	Registration Rights and Lock Up Agreement, dated September 13, 2012, among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [25]

10.36	Separation and Release Agreement, dated April 12, 2012 between the Company and David Mandell. [26]

10.37	Share Sale Agreement, dated April 12, 2013, among Digital Turbine Australia Pty Ltd, Digital Turbine, Inc., the Company, and certain other parties set forth therein. [27]

10.38	Convertible Note Deed, dated April 12, 2013, among Digital Turbine Australia Pty Ltd., the Company and Zingo (Aust) Pty Ltd. [27]

10.39	Intercreditor Deed, dated April 12, 2013, among Zingo (Aust) Pty. Ltd., Digital Turbine Australia Pty. Ltd., the Company and the Senior Creditors set forth therein. [27]

10.40	Security Deed, dated April 12, 2013, among Digital Turbine Australia Pty. Ltd., and Zingo (Aust) Pty. Ltd. [27]

10.41	Registration Rights & Lock Up Agreement, dated April 12, 2013 between the Company and various shareholders set forth therein. [27]

10.42	Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd. [28]

10.43	E-mail acknowledgement, effective as of July 11, 2013 regarding the Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd. [28]

10.44	Form of Equity Financing Binding Term Sheet dated April 11, 2013. [29]

10.45	Form of Equity Financing Binding Term Sheet dated May 23, 2013 with Windsor Media, Inc. [29]

10.46	Convertible Note Financing Agreement, dated August 14, 2013, by and between the Company and Taja, LLC. [30]

10.47	Employment Agreement, effective October 1, 2013, between the Company and Peter Adderton. 31†

Exhibit No.	Description

10.48	Employment Agreement, effective November 22, 2013, between the Company and Jeffrey Klausner. 32†

10.49	Employment Agreement, effective November 25, 2013 between the Company and William Stone. 32†

10.50	Board Equity Ownership Policy, as amended. [33]†

21	List of Subsidiaries. *

31.1	Certification of Peter Adderton, Principal Executive Officer. *

31.2	Certification of Jeffrey Klausner, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Jeffrey Klausner, Principal Financial Officer pursuant to U.S.C. Section 1350. *

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.
(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.
(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.
(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.
(20)	Incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 14, 2013.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.
(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2012.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on July 17, 2013.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 000-10039) filed with the Commission on August 14, 2013.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on August 15, 2013.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on September 24, 2013.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on November 29, 2013.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on June 25, 2014.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.
Dated: June 30, 2014
	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer
(Principal Executive Officer)
Dated: June 30, 2014
	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer
(Principal Financial Officer)

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

Signatures	Title	Date

/s/ Peter Guber Peter Guber	Chairman of the Board	June 30, 2014

/s/ Paul Schaeffer Paul Schaeffer	Director	June 30, 2014

/s/ Peter Adderton Peter Adderton	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2014

/s/ Christopher Rogers Chris Rogers	Director	June 30, 2014

/s/ Jeffrey Karish Jeffrey Karish	Director	June 30, 2014

/s/ Robert Deutschman Robert Deutschman	Director	June 30, 2014

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mandalay Digital Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mandalay Digital Group, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operation, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California June 30, 2014

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$21,805	$1,149
Restricted cash	200	—
Accounts receivable, net of allowances of $0 and $108, respectively	5,102	1,995
Deposits	24	563
Prepaid expenses and other current assets	350	285

Total current assets	27,481	3,992
Property and equipment, net	465	148
Deferred tax assets	3,238	—
Intangible assets, net	9,074	4,757
Goodwill	4,837	3,588

TOTAL ASSETS	$45,095	$12,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,943	$3,783
Accrued license fees	3,395	669
Accrued compensation	1,681	692
Current portion of long term debt, less discount of $0 and $187, respectively	—	3,777
Deferred tax liabilities	2,987	134
Other current liabilities	900	600

Total current liabilities	11,906	9,655
Long term contingent liability, less discount of $762 and $159, respectively	238	841
Long term and convertible debt, less discount of $0 and $980, respectively	—	1,252

Total liabilities	$12,144	$11,748

Stockholders’ equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 38,143,028 issued and 37,388,429 outstanding at March 31, 2014; 19,222,493 issued and 18,467,894 outstanding at March 31, 2013;	7	7
Additional paid-in capital	193,422	142,571
Treasury Stock (754,600 shares at March 31, 2014 and 2013)	(71)	(71)
Accumulated other comprehensive loss	(199)	(266)
Accumulated deficit	(160,308)	(141,604)

Total stockholders’ equity	32,951	737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,095	$12,485

Consolidated Statements of Operations

(In thousands, except per share amounts)

	12 Months Ended March 31, 2014	12 Months Ended March 31, 2013
Net revenues	$24,404	$3,855

Cost of revenues
License fees	14,789	279
Other direct cost of revenues	1,769	1,416

Total cost of revenues	16,558	1,695

Gross profit	7,846	2,160

Operating expenses
Product development	7,869	1,322
Sales and marketing	1,915	668
General and administrative	13,432	11,199
Impairment of intangible assets	154	—

Total operating expenses	23,370	13,189

Loss from operations	(15,524)	(11,029)
Interest and other income / (expense)
Interest income/ (expense)	(1,407)	(1,144)
Foreign exchange transaction gain / (loss)	33	11
Change in fair value of warrant derivative liabilities gain / (loss)	(811)	(22)
Loss on extinguishment of debt	(442)	—
Gain / (loss) on settlement of debt	74	(257)
Gain / (loss) on disposal of fixed assets	—	5
Gain / (loss) on change on valuation of long term contingent liability	603	(83)

Interest and other expense	(1,950)	(1,490)

Loss from operations before income taxes	(17,474)	(12,519)
Income tax (benefit) / provision	(272)	139

Net loss from continuing operations, net of taxes	(17,202)	(12,658)
Discontinued operations, net of taxes, Note 3:
Loss from operations of discontinued component (including gain on disposal of $1,077)	(1,502)	(1,503)

Net loss from discontinued operations, net of taxes	(1,502)	(1,503)

Net Loss	$(18,704)	$(14,161)

Other comprehensive income / (loss):
Foreign currency translation adjustment	67	(72)
Comprehensive loss	$(18,637)	$(14,233)

Basic and diluted net loss per common share	$(0.68)	$(0.81)

Continuing operations	$(0.63)	$(0.72)
Discontinued operations	$(0.05)	$(0.09)
Net loss	$(0.68)	$(0.81)

Weighted average common shares outstanding, basic and diluted	27,478	17,631

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)
Balance at March 31, 2012	16,701,389	$7	100,000	$100	754,600	$(71)	$133,300	$(194)	$(127,443)	$5,699

Net loss									(14,161)	(14,161)
Foreign currency translation loss								(72)		(72)
Issuance of restricted stock for services	344,098						4,358			4,358
Issuance of warrants to vendor for services rendered	73,002						555			555
Vesting of options issued to employee							116			116
Vesting of shares issued to employee	300,000						371			371
Issuance of common stock for cash	728,571						2,550			2,550
Issuance of common stock related to acquisition	187,500						788			788
Issuance of common stock as deposit of pending acquisition	133,334						533			533

Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,600	$(71)	$142,571	$(266)	$(141,604)	$737

Net loss									(18,704)	(18,704)
Foreign currency translation loss								67		67
Fractional shares due to split	(118)									—
Warrants exercised	992,046									—
Options exercised	154,048									—
Vesting of shares issued to employee							640			640
Vesting of options issued to employees							1,938			1,938
Vesting of restricted stock for services							1,351			1,351
Shares of restricted stock issued for services	254,020						390			390
Vesting of restricted stock related to acquisition							374			374
Issuance of common stock for financing costs related to acquisition	109,964						472			472
Issuance of common stock related to acquisition	1,516,044						5,485			5,485
Change in fair value of convertible debt							313			313
Issuance of common stock for cash	771,428						2,700			2,700
Issuance of convertible debt							1,064			1,064
Vesting of warrants issued for services rendered							406			406
Issuance of warrants and extend existing warrants related to convertible debt							476			476
Issuance of shares related to convertible debt	80,000						248			248
Convertible debt converted to stock	4,783,378						4,373			4,373
Shares issued as settlement of debt	9,750						24			24
Issuance of common stock as part of public offering, less costs	10,249,975						30,597			30,597

Balance at March 31, 2014	37,388,429	$7	100,000	$100	754,600	$(71)	$193,422	$(199)	$(160,308)	$32,951

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2014	Year Ended March 31, 2013
Cash flows from operating activities
Net (loss)	$(18,704)	$(14,161)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss on disposal of discontinued operations, net of taxes	820	—
Depreciation and amortization	1,856	646
Amortization of debt discount	187	1,420
Interest accrued	109	290
PIK Interest	—	151
Allowance for doubtful accounts	—	22
Finance costs	1,173	—
Fair value of financing costs related to conversion options	470	—
Stock-based compensation	1,938	487
Impairment of goodwill and intangibles	154	1,119
Warrants issued for services	406	555
Stock and stock options issued for services	2,755	3,079
Stock issued as settlement of debt with a supplier	24	—
Settlement of debt with a supplier	51	(337)
Revaluation of contingent liability	(603)	(83)
Increase in fair value of derivative liabilities	811	22
Loss on disposal of leasehold improvements	—	41
Increase in restricted cash	(200)	—
(Increase) / decrease in assets:
Accounts receivable	(734)	(260)
Deposits	523	(510)
Prepaid expenses and other current assets	(2,566)	377
Increase / (decrease) in liabilities:
Accounts payable	(893)	513
Accrued license fees	737	(421)
Accrued compensation	650	110
Other liabilities and other items	3,229	75

Net cash used in operating activities	(7,807)	(6,865)

Cash flows from investing activities
Purchase of property and equipment	(207)	(12)
Cash used in acquisition of subsidiary	(1,287)	(3,416)
Cash acquired with acquisition of subsidiary	513	59

Net cash used in investing activities	(981)	(3,369)

Cash flows from financing activities
Repayment of debt obligations	(3,657)	—
Issuance of shares for cash	33,297	2,550

Net cash provided by financing activities	29,640	2,550

Effect of exchange rate changes on cash and cash equivalents	(196)	34

Net change in cash and cash equivalents	20,656	(7,650)
Cash and cash equivalents, beginning of period	1,149	8,799

Cash and cash equivalents, end of period	$21,805	$1,149

Supplemental disclosure of cash flow information:
Taxes paid	$74	$34

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and interest to shares of common stock	$4,373	$—
Contingency earn out on acquisition of subsidiary, net of discount	$238	$841

Common stock of the Company issued for pending acquisition of an asset	$—	$533

Common stock of the Company issued for acquisition of subsidiary	$4,449	$788

Exercise of options to purchase common stock of the Company	$854	$—
Exercise of warrants to purchase common stock of the Company	$5,914	$474

Notes to Audited Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Organization

Mandalay Digital Group, Inc. (“we”, “us”, “our”, the “Company” or “Mandalay Digital”), formerly NeuMedia, Inc. (“NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), through its wholly-owned subsidiary, Digital Turbine (“DT USA”), provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s products include mobile application management through DT Ignite, user experience and discovery through DT IQ, application stores and content through DT Content and mobile payments through DT Pay. With global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available worldwide.

The Company was originally incorporated in the state of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., dated February 12, 2008. On September 14, 2007, Mediavest was re-incorporated in the state of Delaware. On November 7, 2007 the Company changed its name to Mandalay Media, Inc. On May 12, 2010, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to Mandalay Digital Group, Inc.

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

On May 11, 2010, Mandalay Media merged into its wholly-owned, newly-formed subsidiary, NeuMedia, with NeuMedia as the surviving corporation.

On June 21, 2010, the Company signed and closed an agreement whereby ValueAct and the AMV Founders, acting through a newly formed company, acquired the operating subsidiaries of AMV (the “Assets”) in exchange for the release of $23,231 of secured indebtedness, comprising of a release of all amounts due and payable under the AMV Note and all of the amounts due and payable under the ValueAct Note (as defined below) except for $3,500 in principal. On December 16, 2011, the ValueAct Note was purchased in its entirety by Taja LLC (“Taja”) and was amended to remove certain negative covenants from the Note (the “Amended Taja Note”). The purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction. On September 4, 2013, the Company paid the remaining principal and interest to Taja in full. The details of the debt is further outlined in Note 11, below.

On December 28, 2011, the Company issued 10,000 shares of the Company’s common stock as part of the consideration for an exchange of assets with Digital Turbine Group, LLC, the developer of DT IQ, a technology platform that allows media companies, mobile carriers, and their OEM handset partners to take advantage of multiple mobile operating systems across multiple networks, and offers solutions that allow them to maintain their own branding and personalized, one-to-one relationships with each end-user. DT’s cross-platform user interface and multimedia management system for carriers and OEMs can be integrated with different operating systems to provide a more organized and unified experience for end-users of mobile content across search, discovery, billing, and delivery. Other aspects of the platform, such as a smart content discovery toolbar, allows carriers and OEMs to control the data presented to their users while giving the end-user a more efficient way of finding and purchasing the desired content.

On July 27, 2012, the Company set up a wholly-owned Israeli acquisition/holding company, Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly M.D.G. Logia Holdings LTD).

On August 15, 2012, the Company amended its charter with the state of Delaware to increase its total number of shares of common stock of the Company to 200,000,000 and preferred shares of the Company to 2,000,000.

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”). In addition, the Company, by assignment to the acquisition entity, Digital Turbine (EMEA) Ltd (“DT EMEA”) acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, the Company purchased 23% of the outstanding shares of the Targets and DT EMEA purchased 77% of such shares. On November 7, 2012, the Company contributed all of its shares of the Targets to DT EMEA pursuant to a Contribution Agreement among the Company, DT and DT EMEA. The acquired business of the Targets and Ignite are collectively referred to as “DT EMEA” in this annual report.

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

On April 12, 2013, the Company, through its indirect wholly owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “DT APAC” in this annual report.

On February 13, 2014, the Company sold 100% of the issued and outstanding share capital of Twistbox.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, while the Company has losses and negative cash flows from operations, its current assets exceed current liabilities, and due to this factor, we can confirm the Company’s ability to continue as a going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal years 2013 and 2014, the Company raised $2.6 and $33.3 million, respectively, through issuance of equity financings. Our current cash resources will be sufficient to fund our planned operations for at least the next twelve months.

Until we become cash flow positive, we anticipate that our primary sources of liquidity will be cash on hand. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

3.	Acquisitions and Disposals

DT APAC

On April 12, 2013, Mandalay Digital, through its indirect wholly owned subsidiary DT APAC, acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together “MIA”).

The purpose of the DT APAC acquisition was an effort to not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the IP acquired in the purchase.

The acquisition of DT APAC was capitalized through a combination of intercompany debt and the issuance of equity.

The purchase consideration for the transaction was comprised of cash, a note, and common stock of the Company, as follows:

(1)	At closing AUD 1,220 in cash, translated to $1,287 for US GAAP reporting purposes;

(2)	Convertible Note payable of AUD 2,280, translated to $2,404;

(3)	Shares of common stock of the Company (the “Closing Shares”) equivalent to AUD 3,500, translated to $3,691 and under the agreement, converted to shares at $3.65 per share, or 1,011,164 shares of the common stock of the Company. The closing price of the stock on that day was $4.40 per share, for a total value of $4,449.

The Closing Shares are subject to a Registration Rights Agreement that provides for piggy back rights for 3 years and inclusion on the Company’s Form S-3 filed August 30, 2013, and subsequently made effective on October 31, 2013.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$513
Accounts receivable	2,809
Prepaid expenses and other assets	896
Property, plant and equipment	300
Customer relationships	652
Developed technology	5,820
Library	300
Trade names / trademarks	54
Goodwill	1,389
Accounts payable	(1,151)
Accrued liabilities	(2,890)
Accrued compensation	(345)

Purchase price	$8,347

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

Goodwill has been recorded in DT APAC. The Company is in the process of evaluating goodwill that is deductible for tax purposes.

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

The amortization period for the intangible assets acquired in the MIA transaction is as follows:

Remaining Useful Life
Customer relationships	14 years
Developed technology	5 years
Trade names / Trademarks	5 years
Library	5 years
Goodwill	Indefinite

The operating results of DT APAC are included in the accompanying consolidated statements of operations from the acquisition date. The Targets’ combined operating results from the acquisition date to March 31, 2014 are as follows:

Unaudited
Revenue	$19,973
Cost of goods sold	15,493

Gross profit	4,480
Operating expenses	5,292

Loss from operations	(812)
Non-operating (income) / expense, net	1,560
Provision for income tax (income) / expense, net	(1,597)

Net loss	$(775)

The pro forma financial information of the Company’s consolidated operations if the acquisition of DT APAC had occurred as of April 1, 2012 is presented below.

	Unaudited Twelve Months Ended March 31,
	2014	2013
Revenues	$24,887	$17,659
Cost of goods sold	16,879	10,375

Gross profit	8,008	7,284
Operating expenses	23,546	19,077

Income/(loss) from operations	(15,538)	(11,793)
Non-operating (income) / expense, net	3,446	3,065

Income/(loss) before provision for income taxes	(18,984)	(14,858)
Provision for income tax (income) / expense, net	(325)	(77)

Net income/(loss)	$(18,659)	$(14,781)

Basic and diluted earnings per share	$(0.68)	$(0.84)

TWISTBOX

On February 13, 2014, the Company sold its wholly owned subsidiary, Twistbox and its subsidiaries.

The Company sold Twistbox for $1 dollar at closing plus potential future payments from the buyer (Seller earn-out) related to contracts assumed by the buyer and contracts sourced by the Company post-closing. Under the stock purchase agreement, the buyers assumed net liabilities of $2.3 million dollars, while the Company left $100 in the Twistbox bank account, and took financial responsibility of the France and German employees, and the facility lease in Germany. The Company indemnified the buyer for any losses that may result from select liabilities assumed by the buyer up to $336 for a period of eighteen months following the closing. This amount, along with other liabilities related to accrued compensation total $440.

In accordance with FASB ASC 205-20, Discontinued Operations the operating results and net assets and liabilities related to Twistbox were reclassified as of February 13, 2014 and reported as discontinued operations in the accompanying consolidated financial statements.

The Company recorded a loss on the sale of $1.5 million.

The following is a summary of the assets and liabilities of the discontinued operations as of February 13, 2014:

Unaudited
Working Capital, net of cash	$2,833
Accounts receivable	436
Prepaid expenses	49
Deposits	16
Property, Plant and Equipment	32
Intangible Assets	228
Goodwill	142
Accounts payable	(1,394)
Accrued liabilities	(840)

Loss on sale, net of taxes	$1,502

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

The Company’s revenues are derived primarily from the processing of content purchases using the Company’s billing software (“DT Pay”), and licensing of the Company’s software for; application management services (“DT Ignite”), managed services (“DT Marketplace” and “DT Content”), and cross-platform content management, recommendation, and search functionality (“DT IQ”). The Company’s products are sold mainly to wireless carriers. The licensed software enables the wireless carriers to market and deliver content and mobile applications to end users. The Company bills the wireless carrier based on monthly transactional reporting and other fees earned upon delivery of the product to the wireless carrier. The Company markets and distributes its products directly to wireless carriers and OEMs.

The Company applies the provisions of FASB ASC 985-605, Software Revenue Recognition, to all software licensing transactions, which are mainly found in the DT Ignite and DT IQ products.

With regard to the Company’s DT Pay, DT Ignite and DT IQ products, revenues are recognized by the Company when persuasive evidence of an arrangement exists, evidence that the content or application has been purchased, purchased product has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. The Company considers a license agreement to be evidence of an arrangement with a carrier or content provider and the completed purchase to be evidence of an arrangement with an end user. For completed purchases, the Company defines delivery as the download of the content or application by the end user.

The Company estimates revenues from carriers in the current period when actual reporting has not been finalized. Estimated revenue is treated as unbilled receivables until the detailed reporting is received and the revenues can be billed. The Company depends on its own reporting of transactions from its reporting systems, and reconciles that reporting with the customer before an invoice is generated. Determination of the appropriate amount of revenue recognized is based on the Company’s reporting system, but it is possible that actual results may differ from the Company’s estimates once the reports are reconciled with the customer. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

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

	Year Ended March 31, 2014	Year Ended March 31, 2013
Potentially dilutive shares	1,170	5,306

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

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property in the development of the Company’s music, games and other content, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or, in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

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

The Company has adopted the “tested working model” approach to establishing technological feasibility for its products and games. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products and games; the lack of pre-orders or sales history for its products and games; the uncertainty regarding a product’s or game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product or game will be available for sale; and its historical practice of canceling products and games at any stage of the development process.

Product Development Costs

The Company charges costs related to research, design and development and deployment of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses

The Company expenses the costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $186 and $0 in the years ended March 31, 2014 and 2013, respectively, for continued operations, and $5 and $4, respectively, for discontinued operations.

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

Fair Value of Financial Instruments

As of March 31, 2014 and 2013, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $67 in the year ended March 31, 2014 and loss of $72 in the year ended March 31, 2013 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. Most of our sales are made directly to large national mobile phone carriers in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2014, two major customers represented approximately 49.1% and 13.4% of our gross accounts receivable outstanding, and 0% and 0% of gross accounts receivable outstanding as of March 31, 2013, respectively. These two customers and one other customer accounted for 45.8%, 22.2% and 10.5% of our gross revenues, respectively, in the year ended March 31, 2014; and 0%, 0% and 51.9%, respectively, in the year ended March 31, 2013.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 4-5 years for other assets.

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

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In the year ended March 31, 2013, the Company determined that there was an impairment of goodwill, amounting to $1,119, however this amount has been reclassified to discontinued operations in this annual 10K report. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 9 below.

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

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in tradenames as the Company has rebranded its acquisitions under the Digital Turbine name. In the year ended March 31, 2013, the Company determined that there was no impairment of intangible assets. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The impairment is detailed in Note 10 below.

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

Also, in December of 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU was effective for the first interim reporting period in 2013. The Company has adopted this guidance.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Measured at Fair Value on a Recurring Basis

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of March 31, 2014, was determined to be $238. See Note 11 Debt – Contingent Liability. The contingent liability has been settled subsequent to this Annual Reported 10-K, as reflected in Note 18 below.

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2014	$238	$—	$—	$238
March 31, 2013	$841	$—	$—	$841

The Company did not identify any other recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	March 31,	March 31,
	2014	2013
Billed	$3,629	$251
Unbilled	1,473	1,223

Net Accounts receivable of continuing operations	$5,102	$1,474

Net Accounts receivable of discontinued operations	$—	$521

The Company had no significant write-offs or recoveries during the years ended March 31, 2014 and 2013.

7.	Property and Equipment

	March 31, 2014	March 31, 2013
Equipment	$561	$99
Furniture & fixtures	39	24
Leasehold improvements	27	—

	627	123
Accumulated depreciation	(162)	(72)

Net Property and Equipment of continuing operations	$465	$51

Net Property and Equipment of discontinued operations	$—	$97

Depreciation expense for the years ended March 31, 2014 and 2013 was $87 and $5, respectively, for continued operations and $23 and $108, respectively, for discontinued operations.

8.	Description of Stock Plans

On May 26, 2011, our board of directors adopted the 2011 Equity Incentive Plan of NeuMedia, Inc. and on April 27, 2012, our board of directors amended and restated the plan and the related plan documents to change references to the name of our company from “NeuMedia, Inc.” to “Mandalay Digital Group, Inc.” and further directed that they be submitted to our stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted by written consent the Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. (the “2011 Plan”), the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Mandalay Digital Group, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”).

The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants.

On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000.

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The 2011 Plan reserves 20,000,000 shares for issuance, of which 16,659,173 remain available for issuance as of March 31, 2013. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the 2011 Plan for the periods or as of the dates indicated:

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	—	$—	—	$—

Granted	60,000	$4.65	—
Forfeited/Canceled	—	$—	—
Exercised	—	$—	—

Outstanding, March 31, 2013	60,000	$4.65	9.99	$—

Granted	2,840,000	$3.33	—
Forfeited/Canceled	(151,860)	$3.96	—
Exercised	—	$—	—

Outstanding, March 31, 2014	2,748,140	$3.32	9.46	$2,080

Vested and expected to vest at March 31, 2014	1,956,157	$3.38	9.45	$1,391

Exercisable, March 31, 2014	172,029	$3.58	9.30	$82

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$2.50 - 2.75	1,161,000	$2.60	9.59	60,000	$2.75	9.51
$2.76 - 2.85	445,800	$2.83	9.51	6,758	$2.83	9.51
$3.85	113,900	$3.85	9.34	25,233	$3.85	9.34
$4.00	236,967	$4.00	9.15	39,630	$4.00	9.15
$4.05 - 4.10	91,473	$3.80	9.35	20,408	$4.05	9.18
$4.23 - 4.5	639,000	$4.42	9.41	—	—	—
$4.65	60,000	$4.65	8.99	20,000	$4.65	8.99

	2,748,140			172,029

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 3,000,000 shares or equivalents of common stock of the Company as incentive stock options (“ISO”), non-qualified options (“NQO”), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the 2007 Plan.

On February 12, 2008, the Company amended the 2007 Plan to increase the number of shares of our common stock that may be issued under the 2007 Plan to 7,000,000 shares and on March 7, 2008, amended the 2007 Plan to increase the maximum number of shares of the Company’s common stock with respect to which stock rights may be granted in any fiscal year to 1,100,000 shares. All other terms of the 2007 Plan remain in full force and effect.

The following table summarizes options granted under the 2007 Plan for the periods or as of the dates indicated:

Options

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012	959,670	$9.00

Granted	—	$—
Vested	—	$—
Exercised	—	$—

Outstanding at March 31, 2013	959,670	$9.00

Granted	—	$—
Vested	—	$—
Exercised	(240,000)	$9.59

Outstanding at March 31, 2014	719,670	$9.59

The Company’s 2007 Plan did not contain nonvested options as of March 31, 2014 and 2013.

Total stock compensation expense for the Company’s 2007 Plan and 2011 Plan, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 13 regarding restricted stock:

	Twelve Months Ended March 31, 2014	Twelve Months Ended March 31, 2013
Product development	$—	$—
Sales and marketing	—	—
General and administrative	3,010	707

	$3,010	$707

9.	Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2011	$6,609
Goodwill Impairment	(2,969)

Balance at March 31, 2012	3,640
Acquisition	1,067
Impairment	(1,119)

Balance at March 31, 2013	$3,588

Acquisition	1,182
Goodwill attributable to discontinued operations	(142)
Adjustment to goodwill for tax	209

Balance at March 31, 2014	$4,837

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an impairment charge of $1,119 for the year ended March 31, 2013 that pertained to the Twistbox asset.

10.	Intangible Assets

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an impairment charge of $154 to write down trade names pursuant to its decision to rename and rebrand the subsidiaries under DT to DT EMEA and DT APAC. There were no other indications of impairment present during the period ended March 31, 2014. However, the Company recorded an increase in intangible assets for the acquisition of DT APAC of $6,826. The Company did not record an intangible asset impairment charge for the year ended March 31, 2013.

The components of intangible assets as at March 31, 2014 and 2013 were as follows:

	As of March 31, 2014
	Cost	Accumulated Amortization	Net
Software	$6,637	$(1,369)	$5,268
Trade name / trademark	—	—	—
Customer list	4,107	(577)	3,530
License agreements	354	(78)	276

	$11,098	$(2,024)	$9,074

Discontinued operations	$3,278	$(3,050)	$228

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Software	$2,429	$(1,269)	$1,160
Trade name / trademark	297	(16)	281
Customer list	4,675	(1,407)	3,268
License agreements	498	(450)	48

	$7,899	$(3,142)	$4,757

Discontinued operations	$3,432	$(2,847)	$585

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the twelve month period ended March 31, 2014 and 2013, the Company recorded amortization expense in the amount of $1,769 and $298, respectively, in cost of revenues for continuing operations and $203 and $232 for discontinued operations, respectively.

Based on the amortizable intangible assets as of March 31, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
(in thousands)
2015	$1,793
2016	1,793
2017	1,786
2018	1,697
2019	443
Future	1,582

$9,074

Below is a summary of Intangible assets:

Intangible Assets
Balance as of March 31, 2012	$817
Acquisition	4,470
Impairment	—
Amortization of intangibles	$(530)

Balance as of March 31, 2013	$4,757
Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Amortization of intangibles	(1,769)
Adjust goodwill for tax	—

Balance as of March 31, 2014	$9,074

11.	Debt

	March 31, 2014	March 31, 2013
Short Term Debt
Equipment Leases	$—	$17
Senior secured convertible note, including PIK interest, net of discount of $0 and $187, respectively	—	2,714
Senior secured convertible note, short term accrued interest	—	363

Short term debt of continued operations	$—	$3,094

Convertible note, including accrued interest, net of discount, of $0 and $539, respectively	$—	$683

Short term debt of discontinued operations	$—	$683

	March 31, 2014	March 31, 2013
Long Term Debt
Secured note, including PIK interest and accrued interest	$—	$1,252

Long term debt of discontinued operations	$—	$1,252

	March 31, 2014	March 31, 2013
Contingent Liabilities
Contingent liability, net of discount of $762 and $159, respectively	$238	$841

Convertible Debt

ValueAct Note

On December 16, 2011, the ValueAct Note (see definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of the Twistbox Merger) was purchased in its entirety by Taja LLC (“Taja) and was amended to remove certain negative covenants from the note (as so amended the “Second Amended Note”). The purchase of the ValueAct Note was independent of the Company, and the Company did not receive or pay out any cash related to this transaction.

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

On March 1, 2012, the Company and Taja entered into a second binding term sheet (“Amended Taja Convertible Note”) to amend certain provisions of the Taja Convertible Note, as follows: (1) the maturity date was revised to March 1, 2014, (2) the conversion price was amended to $3.50 share, (3) conversion of the note must not cause the holder to exceed 4.9% ownership, except that on the maturity date the entire remaining amount of principle and interest shall automatically convert into shares of common stock of the

Company, (4) the Amended Taja Convertible Note becomes accelerated and immediately due and payable upon the consummation by the Company of one or more equity sales from and after March 1, 2012 resulting in aggregate net proceeds of at least $10,000, (5) the conversion date is to occur the earlier of (x) the date that the long-form documents are executed and delivered to all parties, and (y) March 19, 2012, (6) the 400 Incentive Warrants issued as consideration for the Third Amended Note were amended to vest and be exercisable one year from March 1, 2012, (7) the exercise date of the Coverage Warrants was amended to one year following the conversion date, and (8) the term sheet was binding on the parties and their respective successors and assigns regardless of whether the parties execute long form agreements, as opposed to the previous term sheet that contemplated going to long form agreements.

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

On July 11, 2013, the parties to the DT Australia Note entered into an Amendment No. 1 to the DT Australia Note (the “Amendment”) the material terms of which are as follows: (1) the Company repaid AUD $280 of principal and AUD $34 of interest under the DT Australia Note; (2) the parties amended the maturity date for the payment of the remaining AUD $2,000 of principal from 90 to 150 days from the date of entry into the DT Australia Note; (3) the Company issued 59,964 shares of the Company’s common stock (the “ New Common Stock”) to the noteholders or their appointees as consideration for the extension of the maturity date; (4) the Company agreed to file a resale registration statement on Form S-1 or S-3 with the Securities and Exchange Commission covering the New

Common Stock prior to August 31, 2013, otherwise the Company agrees to repurchase the New Common Stock at a price equal to the closing price of the New Common Stock on the date of issuance thereof; and (5) the Company agreed in the event that, prior to the maturity date, the Company enters into an equity financing pursuant to which shares of the Company’s common stock are issued at a price less than the MIA Transaction issue price, then the Company will issue to the noteholders additional shares of Company’s common stock in order to compensate for any differential in value (for shares issued in the MIA Transaction as well as pursuant to the Amendment), subject to a share cap in order to ensure compliance with the Nasdaq shareholder approval regulations.

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

The Company engages in various business relationships with shareholders and officers and their related entities. There are no significant relationships as of March 31, 2014 other than employment arrangements with officers approved by the Board of Directors.

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

In April 2013, the Company issued 1,011,164 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $4.40 per share. The overall value was determined to be $4,449 and was recorded through the purchase price allocation of the acquisition in the period ended March 31, 2014.

In April 2013, the Company issued 50,000 shares of common stock of the Company to a note holder of the Company for financing costs. The shares were valued at the closing market price on that date of $4.55 per share. The overall value was determined to be $228 and was recorded as financing costs in the period ended March 31, 2014.

In May 2013, the Company sold 342,857 shares of common stock of the Company to investors for $3.50 cents per share. In connection with this sale of common stock, the Company issued warrants to purchase 85,714 shares of common stock of the Company at an exercise price of $3.50 cents per share with a term of 5 years. The fair value of the warrants on the day of issue was determined to be $351.

In May 2013, the Company issued 120,000 shares of restricted stock of the Company to directors of the Company. The shares were valued at the closing market price on that date of $4.00 per share. The overall value was determined to be $480, of which $411 was recorded through the period ended March 31, 2014.

In May 2013, the Company issued 48,000 shares of restricted stock of the Company to a vendor. The shares were issued based on a service agreement that began May 2013. The overall value was determined to be $218 of which $200 was recorded through the period ended March 31, 2014.

In May 2013, the Company issued 50,000 warrants to purchase shares of restricted stock of the Company to a service provider. The warrants were issued based on a service agreement that began May 2013. The overall value was determined to be $200 of which $200 was recorded through the period ended March 31, 2014.

In June 2013, the Company issued 50,000 warrants to purchase shares of restricted stock of the Company to a service provider. The warrants were issued based on a service agreement that began June 2013. The overall value was determined to be $206 of which $206 was recorded through the period ended March 31, 2014.

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

In September 2013, the Company issued 529,515 shares of common stock of the Company, which was the partial exercise of the over-allotment option related to the August 2013 equity finance offering consisting of 4,838,710 shares noted above.

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

In February 2014, the Company issued 154,048 shares of common stock of the Company as part of the cashless exercise of 240,000 options issued to three former employees of the Company in February 2011.

In February 2014, the Company issued 692,874 shares of common stock of the Company as part of the cashless exercise of 1,000,000 warrants issued to a debt holder in June 2010.

In March 2014, the Company issued 291,540 shares of common stock of the Company as part of the cashless exercise of 400,000 warrants issued to a debt holder in December 2011.

In March 2014, the Company issued 4,881,750 shares of common stock of the Company as part of an equity finance offering, including the full exercise of the over-allotment option.

Restricted Stock Agreements

During the year ended March 31, 2014, the Company entered into restrictive stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. Once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the RSA. Certain RSA are granted voting rights while other RSAs are not granted voting rights.

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

On December 28, 2011, one third of the restricted shares vested due to the $7 million financing agreement entered into by the Company. The Company valued the 1,057 vested RSAs at $3,223 using the Company’s ending share price at December 28, 2011 of $3.05.

For accounting purposes, the second one third shares related to the $100 million enterprise value and the third one third unvested shares related to the $200 million enterprise value are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the grant date fair value to be $1.40 per share and $1.03 per share for the $100 million enterprise value and $200 million enterprise value, respectively, using a Monte Carlo simulation that uses the following assumptions:

•	Volatility – 100%

•	Restricted stock discount – 36.1%

•	Risk free interest rate of 0.1%

•	Dividend yield of 0%

The Company expensed $5,784 through the period ended March 31, 2014 related to the 3,170 RSAs issued on December 28, 2011. These RSAs are fully expensed as of December 31, 2013.

Time and Performance Condition RSAs

On January 3, 2012, the Company issued 445 restricted shares with vesting criteria based on both time and performance conditions. At January 3, 2012, 175 restricted shares vested immediately and the remaining 270 shares were required to meet certain performance criteria. In September 2012, 85 shares vested in connection with a significant acquisition by the Company. In December 2012, 50 shares vested in connection with the termination of employment of an employee. In April 2013, 85 shares vested in connection with a significant acquisition by the Company. In October 2013, the remaining 50 shares vested in connection with performance criteria.

Each share is restricted from the individual selling the stock for a period from one year up to two years from the date of vesting.

All restricted shares, vested and unvested, have been included in the outstanding shares as of March 31, 2014.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $514 in the period ended March 31, 2014.

Time Condition RSAs

On various dates during the years ended March 31, 2014 and March 31, 2013, the Company issued 254 and 365 restricted shares with vesting criteria based on time conditions. During the years ended March 31, 2014 and March 31, 2013, the Company expensed $1,288 and $2,144 related to time condition RSAs. As of March 31, 2014, 0 remain unvested.

The following table summarizes the RSA activity:

(in thousands, except grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2013	2,632	$3.27
Granted	254	3.69
Canceled	—	—
Vested	(1,521)	3.39
Unvested at March 31, 2014	1,365	$3.22

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The difference between taxes at actual rates and the federal statutory rate was as follows:

	Year Ended March 31 2014	Year Ended March 31 2013
Statutory Federal Income Taxes	$(6,017)	(4,936)
State income taxes, net of federal benefit	(765)	(732)
Write down of goodwill and other perm diff	895	492
Foreign Expense	(136)	39
Increase in Valuation Allowance	5,751	5,227

Income tax provision (benefit)	$(272)	90

Income tax provision (benefit), discontinued operations	—	49

Deferred tax assets and liabilities consist of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Net Operating Loss Carryforward	$19,621	$26,864
Amortization of Intangible Asset	(269)	(1,134)
Stock-based compensation	15,360	13,329
Credit Carryforwards	268
Other	425	867

Deferred Tax	35,405	39,927
Valuation Allowance	(35,154)	(39,927)

Net Deferred Tax Asset	$251	$—

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2014, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal, Australian and Israeli income taxes of approximately $69.8 million, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

As of March 31, 2014, realization of the Company’s net deferred tax asset of approximately $35.4 million was not considered more likely than not and, accordingly, a valuation allowance of $35.2 million has been provided. During the year ended March 31, 2014, the valuation allowance decreased by $4.8 million.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP. We are multinational. Foreign tax estimates may vary from actual.

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

There was a tax benefit of $251 that was not subject to a valuation allowance at March 31, 2014. The Company recognized no interest and penalties on income taxes in its statement of operations for the year ended March 31, 2014; or the year ended March 31, 2013. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2014. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended 2010 and 2009, respectively.

16.	Segment and Geographic information

The Company operates in one reportable segment in which it is a developer and publisher of branded entertainment content for mobile phones. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales and net property and equipment for the periods ended March 31, 2014 and 2013:

	North America	EMEA	APAC	Other Regions	Consolidated
Twelve Months ended March 31, 2014
Net sales to unaffiliated customers	167	4,060	20,107	70	$24,404
Property and equipment, net at March 31, 2014	68	70	327	—	$465

Twelve Months ended March 31, 2013
Net sales to unaffiliated customers	5	3,850	—	—	$3,855
Property and equipment, net at March 31, 2013	7	44	—	—	$51
Property and equipment, discontinued operations, net at March 31, 2013	69	28	—	—	$97

Our largest customer accounted for 45.8% of gross revenues in the year ended March 31, 2014; and 0% in the year ended March 31, 2013.

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2015.

Following is a summary of future minimum payments under initial terms of leases as of:

Year Ending March 31,
2015	$452
2016	167

Total minimum lease payments	$619

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $250 and $170, for the years ended March 31, 2014 and 2013, respectively.

Other Obligations

As of March 31, 2014, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms greater than one year at March 31, 2014. Annual payments relating to these commitments at March 31, 2014 are as follows:

Year Ending March 31,
2015	$1,328
2016	602

Total minimum payments	$1,930

The Company’s wholly owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”) and Sirocco Mobile Ltd (“Sirocco”) were parties to a wireless game development agreement dated February 27, 2009, whereby Sirocco was engaged to complete certain services and deliver products to Twistbox for mobile distribution. On or about September 6, 2012, Sirocco filed a complaint in California Superior Court, County of Los Angeles seeking relief for breach of written contract. On or about November 6, 2012, Sirocco proposed a reduction of its claim, which expired on November 12, 2012. On December 26, 2013, the Company received a request for settlement. On March 11, 2014 the Company settled its debt with Sirocco for $35.

On May 30, 2013, a class action suit in the amount of NIS 19.2 million or $5.3 million was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd. an Israeli company which owns and operates a website offering advertisements and Coral Tell Ltd is currently being sued in a class action lawsuit regarding phone call overages and has served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merits and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period; and no liability has been accrued.

On November 25th, 2013, the Supreme Court ordered the parties to submit their position as to whether the defendant (applicant) has a right to appeal the District’s Court decision or must request the Supreme Court to grant a right to appeal.

On December 25th, 2013, after reviewing the parties’ positions, the Supreme Court ordered the respondents (Cellcom, Logia, Ethrix) to submit their response to defendant’s petition to grant the right to appeal, by January 26th, 2014. Appellant responded thereafter and the appeal is now under review and pending judgment. Usually, in petitions such as this the Supreme Court makes a judgment based on the parties’ written responses. Such judgment may take between several weeks to several months.

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

The Stock Purchase Agreement (the “SPA”) to acquire DT EMEA and DT Ignite from Logia Group, Ltd. (“Sellers”) entitled the Sellers to receive certain contingent purchase consideration (“Contingent Consideration”) upon achieving certain milestones. Should all milestones have been achieved, the Contingent Consideration would have been $1,000 payable in cash and shares of stock of the Company. As of March 31, 2014, the Company has recorded the fair value of the Contingent Consideration in Long Term Debt of $1,000, net of a discount of $762. On April 28, 2014, the Company and the Sellers entered into an agreement (“Logia Settlement Agreement”) to settle and resolve certain disputes surrounding the Contingent Consideration, among other claims related to the SPA. The Logia Settlement Agreement absolves or relieves the company of any and all Contingent Consideration under the SPA. In consideration for the release of all claims, the Company agreed to deposit an additional amount of common stock into escrow along with the other common stock issued at closing, and to release all common stock from escrow on pre-arranged dates through February 1, 2016. Additionally, the Company shall pay the Sellers an additional $60, payable at the Company’s election either in cash or shares valued by both parties at $4.00 per share.