Form 10-K/A
period 2014-03-31
Mandalay Digital Group, Inc.
filed 2014-07-29
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission File Number: 001-35958

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on September 30, 2013 was $40,686,282.

As of July 29, 2014, the Company had 37,483,804 shares of its common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014, of Mandalay Digital Group, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2014, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

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

Mandalay Digital Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2014

Forward-Looking Information

Information included in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this report regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks and costs in product development; the potential for unforeseen or underestimated cash requirements or liabilities; risks intrinsic to dispositions such as successor liability claims; the impact of currency exchange rate fluctuations on our reported GAAP financial statements; the Company’s ability as a smaller company to manage international operations; the Company’s ability given the Company’s limited resources to identify and consummate acquisitions; varying and often unpredictable levels of orders; the challenges inherent in technology development necessary to maintain the Company’s competitive advantage such as adherence to release schedules and the costs and time required for finalization and market penetration; inability to raise capital to fund continuing operations; changes in government regulation; the outcome of our plans for future operations and growth; successful integration of acquired businesses; challenges in converting discussions with carriers into contractual relationships and deploying our key products within large enterprises such as major carriers in a timely manner; rapid and complex changes occurring in the mobile marketplace; pricing and other activities by competitors; and other risks described in the risk factors in Item 1A of the Original Filing under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, our actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable law, we do not undertake any obligation to update any forward-looking statements made in this Annual Report, as amended. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of July 29, 2014. Each director serves for a term of one year or until he or she is removed or resigns, or a successor is duly elected and qualified. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Peter Adderton	47	Chief Executive Officer and Director
Bill Stone	46	President and Chief Operating Officer
Andrew Schleimer	37	Executive Vice President and Chief Financial Officer
Peter Guber	72	Chairman of the Board
Paul Schaeffer	67	Director
Chris Rogers	56	Director
Jeff Karish	40	Director
Rob Deutschman	57	Director

Biographical information for our directors and executive officers are as follows:

Directors

Peter Guber. Mr. Guber is the Chairman of our Board and has served as non-executive Chairman or non-executive Co-Chairman of the Board of Directors since August 2007. Mr. Guber is Chairman and CEO of the multimedia Mandalay Entertainment Group. Prior to Mandalay, Mr. Guber was Chairman and CEO of Sony Pictures Entertainment, Chairman and CEO of Polygram Entertainment, Co-Founder of Casablanca Record & Filmworks and President of Columbia Pictures. Mr. Guber produced or executive produced (personally or through his companies) films that garnered five Best Picture Academy Award nominations (winning for Rain Man) and box office hits that include The Color Purple, Midnight Express, Batman, Flashdance and The Kids Are All Right. Mr.Guber is the Owner and Co-executive Chairman of the NBA franchise, the Golden State Warriors. He is also a weekly entertainment and media analyst for Fox Business News and a full professor at UCLA. Mr. Guber serves on the board of directors of Demand Media, an online media publishing company (NYSE: DMD), and is Co-Founder of Geek Chic Daily, a daily email newsletter with inside information on technology & apps, video games, comics, TV & film. Mr. Guber is a noted author with works including “Inside The Deep” and “Shootout: Surviving Fame and (Mis)Fortune in Hollywood.” Mr. Guber wrote the cover article for the Harvard Business Review titled, “The Four Truths of the Storyteller” and has also authored op-ed pieces for the New York Times and the San Francisco Chronicle. Mr. Guber recently released his third book, “Tell To Win — Connect, Persuade, and Triumph with the Hidden Power of Story”, which became a #1 New York Times bestseller.

Paul Schaeffer. Mr. Schaeffer has been a member of our Board of Directors since August 2007. He is the Vice Chairman, Chief Operating Officer and Co-Founder of Mandalay Entertainment Group. Along with Peter Guber, Mr. Schaeffer is responsible for all aspects of Mandalay Entertainment Group’s motion picture and television business, focusing primarily on the corporate and business operations. Prior to forming Mandalay Entertainment Group, Mr. Schaeffer was the Executive-Vice President of Sony Pictures Entertainment (“SPE”), overseeing the worldwide corporate operations for SPE including Worldwide Administration, Financial Affairs, Human Resources, Corporate Affairs, Legal Affairs and Corporate Communications. Mr. Schaeffer is a member of the Academy of Motion Pictures, Arts, & Sciences. A veteran of 20 years of private law practice, Mr. Schaeffer joined SPE from Armstrong, Hirsch and Levine, where he was a senior partner working with corporate entertainment clients. He also spent time as an accountant with Arthur Young & Company in Philadelphia. He graduated from the University of Pennsylvania Law School and received his accounting degree from Pennsylvania State University. The Company considered Mr. Schaeffer to be a valuable resource when it selected him as a director based on his having served for more than 5 years as the Chairman of the Finance Committee, and a member of the Board of Trustees of Children’s Hospital Los Angeles, where he also served as a chairman of its Audit Committee, and member of its Compensation Committee and Executive Committee for more than five years.

Chris Rogers. Mr. Rogers has been a member of our Board of Directors since May 2012. Mr. Rogers is a partner at Lumia Capital. Previously he has served as Senior Vice President, Corporate Development and Spectrum, of Sprint Nextel Corporation where he evaluated and executed strategic initiatives, including mergers, acquisitions, divestitures, equity investments and joint ventures within the mobile communication and e-commerce sectors. He also was responsible for management and oversight of wireless spectrum licenses and Sprint Nextel’s investment portfolio of emerging technology start-ups. Prior to its merger with Sprint in 2005, Rogers was Co- Founder and Senior Vice President of Nextel Communications, Inc. as well as Co-Founder of FleetCall

Communications, the predecessor to Nextel Communications, and Founder and Chairman of Dispatch Communications, Inc., which was sold to Fleet Call/Nextel in 1993. Rogers holds a Juris Doctor in Communications Law and has served as a Director on multiple public and private company Boards and as a Director for several Washington, DC-based philanthropic organizations. The board appointed Mr. Rogers to serve as a director based on the entirety of his experience and skills, although the Board specifically noted his extensive communications expertise, particularly in strategy, mergers and acquisitions and licensing, and as well as his deep managerial and corporate development experience.

Jeffrey Karish. Mr. Karish has been a member of our Board of Directors since May 23, 2013. Mr. Karish currently serves as President of Windsor Media, Inc. Windsor Media’s principal lines of business include a private equity fund, a venture capital fund and fixed income management. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo!, Inc. Before Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish has been a director of the Banc of California, Inc. since 2011. Mr. Karish holds a Juris Doctor from Harvard University, a Masters of Philosophy in International Economics from Cambridge University and a Bachelor of Arts in History from the University of California Berkeley. The board appointed Mr. Karish to serve as a director based on the entirety of his experience and skills, although the Board specifically noted his extensive strategic and managerial expertise, and extensive background in media and corporate development.

Robert Deutschman. Mr. Deutschman joined our Board of Directors on May 23, 2013. Mr. Deutschman serves as Vice Chairman of Cappello Group, Inc., a merchant bank, since 2008. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp., and a Senior Vice President at Houlihan, Lokey. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law, where he was a Harlan Fiske Stone scholar. Since 2004, Mr. Deutschman serves as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.), a position he assumed upon Enron’s 2004 emergence from bankruptcy; to date, the creditors of Enron have received in excess of $25 billion in proceeds from the liquidation of the Enron estate. Mr. Deutschman also serves on the boards of the RAND Center for Corporate Ethics and Governance; Brookfield DTLA Fund Office Trust Investor, Inc. The board of directors nominated Mr. Deutschman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive investment banking and financial experience and background in strategic advising, mergers and acquisitions and capital raising for institutions and private companies.

Executive Officers

Peter Adderton. Mr. Adderton has served as our Chief Executive Officer and as a Director on the Board since December 2011. Mr. Adderton founded Boost Mobile in 2000 and remains a Director and the largest shareholder of Boost Mobile Australia. Boost Mobile USA is one of the fastest growing mobile brands in its category with annual revenues over $1 billion and over five million subscribers. Boost Mobile USA was purchased by Nextel in 2004 and remains a wholly-owned subsidiary of Sprint Nextel. In 2005, Mr. Adderton also founded Amp’d Mobile, creating the first integrated mobile entertainment company targeted for youth, young professionals and early adopters. Amp’d Mobile filed for Chapter 11 bankruptcy in 2007.

Bill Stone. Mr. Stone has served as the President and Chief Operating Officer of the Company since November 2013. From August 2012 to November 2013, Mr. Stone served as the Chief Executive Officer of the Company’s wholly owned subsidiary, Digital Turbine, Inc. Mr. Stone was previously Senior Vice President of QUALCOMM Inc. and President of its subsidiary FLO TV Inc. from 2009 to 2011. Prior to Qualcomm, Stone was the CEO and President of the smartphone application storefront provider, Handango, (acquired by Appia Inc.) from 2007 to 2009. Mr. Stone has extensive global experience in wireless, technology, mobile content, marketing and distribution, having held executive positions at several operators such as Verizon, Vodafone, and AirTouch. Mr. Stone has a BA and MBA from Rice University.

Andrew Schleimer. Mr. Schleimer has served as the Executive Vice President and Chief Financial Officer of the Company since July 8, 2014. Mr. Schleimer was an advisor to the Company’s Board of Directors since late 2011 and became a consultant to the Board in April 2012, advising and consulting on the company’s mergers and acquisitions, financing activities, and investor relations. From September 2010 through July 2014, Mr. Schleimer was President of Au Courant Capital Corp., a financial advisory consulting firm specializing in mergers and acquisitions and operational support. Mr. Schleimer’s services to the Company as an advisor and consultant were provided through Au Courant Capital Corp. From September 2010 through November 2012, he served as Executive Vice President, Strategic Development, of Dick Clark Productions where he was responsible for identifying new sponsorship revenues as well as creating new revenue streams – primarily via digital applications – and sourcing new business and acquisition opportunities. Prior to September 2010, he was Executive Vice President, Strategic Development & In-Park Service, of Six Flags, Inc. During his tenure, he was responsible for strategic planning and new business development, including domestic and international theme park development, non-traditional brand extensions, and all in-bound and out-bound brand licensing, as well as full profit and loss responsibility for In-Park Services revenue. Mr. Schleimer was an employee of Trinad Capital Master fund, a large shareholder, and such relationship ended in June 2013. Mr. Schleimer has a background in investment banking with a focus on mergers and acquisitions, and joined Six Flags from UBS Investment Bank, where he served as Vice President in the bank’s Mergers and Acquisitions department. At UBS, he advised on over $150 billion of transactions in the media, entertainment, technology, telecom and consumer products sectors. Mr. Schleimer received a B.S. from Cornell University School of Hotel and Restaurant Management in 1999.

Except as noted above, none of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consists of Robert Deutschman, Paul Schaeffer and Chris Rogers. In May 2013, upon joining the Board of Directors, Mr. Deutschman replaced Mr. Schaeffer as the Chairman of the committee. The Board of Directors has determined (1) that Mr. Deutschman qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. and meet the criteria for independence as set forth in the Exchange Act. The committee met regularly during the course of the year, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and all other officers, directors, and employees. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met, except that Mr. Schaeffer filed one late report reporting one transaction, Mr. Guber filed one late report reporting four transactions, Mr. Robert Ellin filed one late report reporting four transactions, Mr. Karish filed one late report reporting one transaction, Mr. Deutschman filed one late report reporting one transaction, Mr. Adderton filed one late report reporting one transaction, and Mr. Rogers filed two late reports reporting one transaction. In addition, in July 2014, Mr. Schleimer filed two late reports reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2014, and our fiscal year ended March 31, 2013, for: (i) our Chief Executive Officer, (ii) our other most highly compensated executive officer who was serving as an executive officer as of March 31, 2014, and (iii) two additional individuals who served as the former Chief Financial Officer and former Principal Financial Officer of the Company, respectively, during the fiscal year ended March 31, 2014, but who were not serving as executive officers at the end of such year (collectively, our “named executive officers”).

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	All Other ($)	Total ($)
Peter Adderton (3)	March 31, 2014	475,000	500,000	—	1,233,283	115,872	2,324,155
Chief Executive Officer	March 31, 2013	465,847	—	—	—	109,709	575,556

Bill Stone (4)	March 31, 2014	350,000	195,000	—	708,055	30,870	1,283,925
President and Chief Operating Officer	March 31, 2013	213,333	58,333	1,200,000	—	18,692	1,471,666

Jeffrey Klausner (5)	March 31, 2014	96,955	—	—	712,915	8,086	817,956
Previous Chief Financial Officer	March 31, 2013	—	—	—		—	—

Lisa Lucero (6)	March 31, 2014	203,077	18,000	—	—	13,738	234,815
Corporate Controller and previous Principal Financial Officer	March 31, 2013	161,538	—			12,377	173,915

(1)	The amounts in the “Stock” column reflect the aggregate grant date fair value of each restricted stock award that was granted during the period ended March 31, 2014, computed in accordance with FASB ASC Topic 718. We estimated the fair value of restricted stock based on the fair value at the time of grant. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Vesting schedules for unvested stock grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table”.
(2)	The amounts in the “options” column reflect the fair value of the option award as of the grant date in accordance with FASB ASC Topic 718. The fair value of options granted during the year ended March 31, 2014 is computed using the Black-Scholes option pricing model. The valuation calculation requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, expected dividend rates and an option’s expected life. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. The expected term of options granted is estimated based on the vesting term of the award.
(3)	Mr. Adderton was appointed as our Chief Executive Officer on December 28, 2011 following a period of service as our interim Chief Executive Officer that began on July 15, 2011. Mr. Adderton was reimbursed $83,325 and $79,992 for his personal assistant in the years ended March 31, 2014 and 2013, respectively. The reimbursement was paid through payment to Skycrest Ventures, LLC, and such amounts are disclosed under “All Other”. Mr. Adderton received Company paid health benefits of $32,547 and $29,717 in the years ended March 31, 2014 and 2013, respectively.
(4)	Mr. Stone was appointed as our President and Chief Operating Officer on November 24, 2013. Pursuant to his agreement, Mr. Stone was granted options to purchase 300,000 shares of common stock of the Company. On July 8, 2014, Mr. Stone was granted options to purchase an additional 200,000 of common stock of the Company. On August 1, 2012, Mr. Stone was appointed as the Chief Executive Officer of the Company’s wholly owned subsidiary, Digital Turbine, Inc. and was granted 300,000 shares of common stock of the Company vesting monthly over three years. Mr. Stone received Company paid health benefits of $30,870 and $18,692 in the years ended March 31, 2014 and 2013, respectively.

(5)	Mr. Klausner was appointed as our Chief Financial Officer on November 24, 2013 and resigned on July 8, 2014. Pursuant to his agreement, Mr. Klausner was granted options to purchase 300,000 shares of common stock of the Company, subject to vesting.
(6)	Ms. Lucero served as our Principal Financial Officer from December 26, 2012 until November 24, 2013. Ms. Lucero also serves as our Corporate Secretary. On January 3, 2012, Ms. Lucero was granted 100,000 shares of restricted common stock of the Company, of which 50,000 vested immediately and 50,000 vested upon approval of the Company’s board of directors on November 4, 2013.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreement with Peter Adderton. On October 1, 2013, we entered into an employment agreement with Mr. Adderton to become the Company’s Chief Executive Officer. Mr. Adderton’s employment agreement provides for a two-year term and an annual salary of $500,000. Mr. Adderton received a signing bonus of $500,000 and is eligible to receive an annual incentive bonus in cash in an amount up to 150% of his salary based upon satisfaction of performance-related milestones. In addition, Mr. Adderton received options to purchase 500,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on October 1, 2013. The options will vest as follows: 250,000 options shall vest on the one year anniversary of the effective date, and 250,000 options shall vest on the two year anniversary of the effective date. At the Board’s option, after the first year of the term of the employment agreement, Mr. Adderton would become the Chief Innovation Officer, rather than CEO. If this occurs, during the second year of his employment agreement, Mr. Adderton would be eligible to receive an annual incentive bonus in cash in an amount of up to 100% of his salary based upon satisfaction of performance-related milestones, but the base salary would stay the same.

Employment Agreement with Andrew Schleimer. On July 8, 2014, we entered into an employment agreement with Andrew Schleimer to become the Company’s Executive Vice President and Chief Financial Officer. Mr. Schleimer’s employment agreement provides for a two-year term with the potential to be extended for one year at an annual salary of $300,000 ($350,000 in the optional third year, if Mr. Schleimer exercises an extension option if certain to-be-determined performance criteria are met, or if the Company exercises its extension option). In addition, Mr. Schleimer received options for 300,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on July 8, 2014. The options will vest over a four year term as follows: 25% on the first anniversary of his start date, then 6,250 shares on a monthly basis for the following three years. In the event of a change of control, all unvested options shall vest immediately. Mr. Schleimer will have a bonus opportunity, on an annual basis, to receive a performance bonus of up to 50% of his base salary. Mr. Schleimer’s bonus opportunity is based on corporate performance criteria, and personal performance criteria. The corporate performance criteria are, for the remainder of the current fiscal year ended March 31, 2015, based on previously budgeted Company revenue and Adjusted EBITDA targets and on five factors related to different operational and financial aspects of the Company’s finance and accounting functions listed in the Agreement. A similar structure applies for the balance of the term, except that the Compensation Committee may use, instead of Adjusted EBITDA, a different measure that it determines to be the most important earnings measure used publicly by the Company (for example, EBITDA without adjustment), and will also determine the target level of revenue and of such earnings measure. The Compensation Committee will first consult with Mr. Schleimer prior to making such determinations. Mr. Schleimer will receive a relocation payment of $37,500 if the Company requires him to relocate under certain circumstances. He will also receive expense reimbursement, including for his office use in New York City for a specified period, subject to extension by the CEO in his discretion.

Employment Agreement with Bill Stone. On November 24, 2013, we entered into an employment agreement with Bill Stone to become the Company’s President and Chief Operating Officer. The Agreement has a term of two years and Mr. Stone receives a salary of $350,000 per year. Mr. Stone is eligible to receive, on an annual basis, a performance bonus of up to 100% of his base salary based on criteria consistent with those applicable to the Company’s CEO, as determined mutually by the CEO, Compensation Committee and Mr. Stone. In addition, Mr. Stone received options to purchase 300,000 shares of common stock under the Company’s equity incentive plan at the closing price on November 25, 2013. The options will vest over a three year term as follows: 100,000 options on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. Mr. Stone is also the President of Digital Turbine, Inc., the Company’s wholly-owned subsidiary.

Employment Agreement with Lisa Lucero. Ms. Lucero joined the Company on August 27, 2007. She receives a base salary of $180,000 per year, payable in accordance with our payroll guidelines. She is eligible for a bonus at the discretion of the Board of Directors. During the fiscal year ended March 31, 2014, we did not grant Ms. Lucero any stock options or other equity compensation. Effective January 3, 2012, we granted Ms. Lucero 100,000 shares of restricted common stock, of which 50,000 vested immediately and 50,000 vested on November 4, 2013.

Employment Agreement with Jeffrey Klausner. On November 22, 2013, the Company entered into an employment agreement with Mr. Klausner, effective November 25, 2013, pursuant to which Mr. Klausner was employed as the Chief Financial Officer of the Company. The agreement had a two year term with an annual salary of $275,000. In addition, Mr., Klausner had a bonus opportunity, on an annual basis, to receive a performance bonus of up to 50% of his base salary. Mr. Klausner’s bonus opportunity in the first year was based on ten factors, each worth 5% of base salary, related to different operational and financial aspects of the Company’s finance and accounting functions listed in the agreement. Criteria for the second year of the term were to be mutually agreed upon between the Company and Mr. Klausner at least 30 days before the end of the first year. In addition, Mr. Klausner received options for 300,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on November 25, 2013. The options were to vest over a four year term as follows: 25% on the first anniversary, then 6,250 shares on a monthly basis for the following three years. Mr. Klausner resigned from the Company on July 8, 2014. On that same date, Mr. Klausner and the Company entered into an agreement providing for his separation from the Company and certain related matters (the “Klausner Agreement”). Under the Klausner Agreement, the Company shall pay to Mr. Klausner a separation amount equal $206,250, less applicable payroll deductions in resolution of any claims he may have. In addition, the Company agreed that, should Mr. Klausner elect to continue his group health benefits through COBRA, the Company will pay the costs of his COBRA premiums during a period of nine (9) months after the separation date. In addition, Mr. Klausner shall receive acceleration of vesting of the options granted under his employment agreement with the Company, on a pro-rata basis, as if the vesting schedule had been monthly rather than annual, advanced to July 31, 2014, (i.e., an aggregate of fifty thousand (50,000) options), exercisable at a price of $2.54. The vested options shall remain subject to the terms of the Company’s Amended and Restated 2011 Equity Incentive Plan and shall expire 180 days following the separation date.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2014

The following table presents information regarding outstanding options and unvested stock awards held by our named executive officers as of March 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Peter Adderton Chief Executive Officer (1)	—	500,000	—	$2.65	10/1/2023	—	—	602,500	$2,379,875

Bill Stone President and Chief Operating Officer (2)	—	300,000	—	$2.54	11/25/2023	191,666	$757,081	—	—

Jeffrey Klausner Previous Chief Financial Officer (3)	—	300,000	—	$2.54	11/25/2023	—	—	—	—

Lisa Lucero Corporate Controller and previous Principal Financial Officer (4)	1,951	—	—	$4.05	10/9/2017	—	—	—	—

(1)	Effective December 28, 2011, we granted Mr. Adderton 1,807,500 shares of restricted common stock, one third of which vested as of December 29, 2011, and another third vested on July 3, 2013. Mr. Adderton also received an option to purchase 500,000 shares of our common stock at a per share price of $2.65 on October 1, 2013.
(2)	Effective August 1, 2012, we granted Mr. Stone 300,000 shares of restricted common stock of which 108,334 have vested. On August 1, 2012, Mr. Stone was granted 300,000 shares of common stock of the Company vesting monthly over three years. A portion of the grant was deferred 6 months. On November 25, 2013, Mr. Stone was granted 300,000 stock options exercisable at the exercise price of $2.54. The options vest over a three year term as follows: 100,000 options on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. On July 8, 2014, Mr. Stone was granted 200,000 stock options exercisable at the exercise price of $4.11 The options will vest over a four year term as follows: 150,000 options on the third anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following year, for a total of four years.
(3)	On November 25, 2013, we granted 300,000 stock options to Mr. Klausner. The stock options that were vested as of July 8, 2014 are exercisable at the exercise price of $2.54 for a period of 180 days following July 8, 2014, the date of Mr. Klausner’s resignation from the Company.
(4)	On January 31, 2008, we granted 1,951 stock options to Ms. Lucero under the 2007 equity incentive plan. The stock options are exercisable at the exercise price of $4.05.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Peter Guber (2)	32,000	48,000	—	—	80,000
Robert S. Ellin (3)	—	—	—	—	—
Paul Schaeffer (4)	32,000	48,000	—	—	80,000
Peter Adderton (5)	—	—	—	—	—
Chris Rogers (6)	32,000	48,000	—	—	80,000
Jeffrey Karish (7)	32,000	48,000	—	—	80,000
Robert Deutschman (8)	32,000	48,000	—	—	80,000

(1)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock award that was granted in the period ended March 31, 2014 and is computed in accordance with FASB ASC Topic 718. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the stock vesting term. The amount of expense recognized represents the expense associated with the stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of stock that actually vest or are forfeited are recorded.
(2)	Mr. Guber is the Chairman of the Board of Directors. During the period ended March 31, 2014, Mr. Guber received quarterly cash payments and was granted 17,204 shares of common stock of which 8,602 remained unvested as of that date.
(3)	Mr. Ellin was Executive Chairman of the Board of Directors from December 28, 2011 until April 15, 2013, and served as a Director from April 15, 2013 until September 20, 2013. Mr Ellin resigned from the Board of Directors of the Company on September 20, 2013.
(4)	Mr. Schaeffer is a director of the Company and a member of the Audit Committee. During the period ended March 31, 2014, Mr. Schaeffer received quarterly cash payments and was granted 17,204 shares of common stock of which 8,602 remained unvested as of that date.
(5)	Mr. Adderton was appointed as our interim Chief Executive Officer on July 15, 2011 and was appointed as our Chief Executive Officer on December 28, 2011. His compensation for fiscal year 2014 is fully reflected in the “Summary Compensation Table” above. Mr. Adderton received no additional compensation for his service as a Director.
(6)	Mr. Rogers is a Director of the Company and a member of the Audit Committee and the Compensation Committee. During the period ended March 31, 2014, Mr. Rogers received quarterly cash payments and was granted 17,204 shares of common stock of which 8,602 remained unvested as of that date.
(7)	Mr. Karish is a Director of the Company and a member of the Compensation Committee. During the period ended March 31, 2014, Mr. Karish received quarterly cash payments and was granted 17,204 shares of common stock of which 8,602 remained unvested as of that date.
(8)	Mr. Deutschman is a Director of the Company and the Chairman of the Audit Committee. During the period ended March 31, 2014, Mr. Deutschman received quarterly cash payments and was granted 17,204 shares of common stock of which 8,602 remained unvested as of that date.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

Non-employee director compensation for a new director is granted under the Board member Equity Ownership and Retention Policy (the “Policy”). The Policy, which is administered by the independent Compensation Committee of the Board and can be amended by such committee, requires each non-management board member to acquire shares of the Company having a value equal to three times his or her annual cash retainer within five years, requires any employee director and the Chief Executive Officer to acquire shares of the Company having a value equal to three times his or her annual salary within five years and requires the Chief Operating Officer to acquire shares of the Company having a value equal to two times his or her annual salary within five years. Unvested restricted stock or restricted stock units and unvested stock options will not be considered when determining an individual’s stock ownership, and vested but unexercised stock options will be treated as equivalent to one-half a share. The Policy does not affect the vesting restrictions on any equity awards but supersedes any post-vesting lock-up that is currently applicable to any person covered by the Policy. Failure to meet or show sustained progress toward meeting the ownership requirements of the Policy may result in reduction in future long term incentive grants and/or the requirement to retain all stock obtained through the vesting or exercise of equity awards.

The Company’s compensation program for the non-employee directors is as follows: each such director receives an annual cash retainer of $48,000 (payable in equal quarterly installments) plus an annual grant for restricted Company common stock under the Company’s Amended and Restated 2011 Equity Incentive Plan having a value of $48,000 on the grant date (with quarterly vesting).

Effective July 1, 2014, the compensation program also provides for an additional annual cash retainer of $5,000 (payable in quarterly installments) and annual grant of restricted Company common stock under the 2011 Plan having a value of $5,000 on the grant date (with quarterly vesting) for non-employee members of the Audit Committee of the Board (other than the Chair) and an additional annual cash retainer of $7,500 (payable in quarterly installments) and annual grant of restricted Company common stock under the 2011 Plan having a value of $7,500 on the grant date (with quarterly vesting) for a non-employee Chairman of the Audit Committee. Also, effective July 1, 2014, the Chairman of the Board receives an additional cash retainer of $24,000 (payable in equal quarterly installments) plus an additional annual grant for restricted Company common stock under the 2011 Plan having a value of $24,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 29, 2014, there were approximately 37,483,804 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
Peter Guber (3)	4,094,153	10.7%
Adage Capital Partners LP (4)	2,913,891	7.7%
Robert S. Ellin (5)	2,884,453	7.7%
Verition (6)	2,391,046	6.4%
Peter Adderton (7)	1,837,500	4.9%
Paul Schaeffer (8)	478,454	1.3%
William Stone (9)	294,167	0.8%
Andrew Schleimer (10)	260,000	0.7%
Robert Deutschman	174,079	0.5%
Christopher Rogers	105,121	0.3%
Lisa Lucero (11)	101,952	0.3%
Jeffrey Karish	87,204	0.2%
Jeffrey Klausner (12)	50,000	0.1%
All directors and named executive officers as a group (9 individuals)	7,432,630	19.3%

(1)	Except as otherwise indicated, the address of each of the persons listed above is c/o Mandalay Digital Group, Inc., 2811 Cahuenga Boulevard West, Los Angeles, CA 90068.
(2)	Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of July 29, 2014, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)	The Guber Family Trust (the “Trust”), of which Peter Guber serves as a trustee, is the beneficial owner of 4,094,153 shares of common stock, which consists of: (a) 3,291,772 issued and outstanding shares of common stock, (b) 35,714 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share, and (c) 666,667 shares of common stock issuable upon exercise of warrants at an exercise price of $1.25 per share. Peter Guber disclaims beneficial ownership of the shares of common stock directly and beneficially owned by the Trust, except to the extent of his pecuniary interest therein. Mr. Guber directly owns 300,000 shares of common stock, which consists of 200,000 shares of fully vested common stock, and options to purchase 100,000 shares of our common stock, at an exercise price of $13.75 which options are fully vested. Mr. Guber, as trustee of the Trust, has the sole power to vote or to direct the vote and dispose or to direct the disposition of 3,391,772 shares of vested and unvested common stock. Mr. Guber shall have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 100,000 shares of common stock underlying the options granted to Mr. Guber on June 18, 2008 at an exercise price of $13.75 per share, upon their exercise.
(4)	Adage Capital Partners LP is the beneficial owner of 2,913,891 shares of common stock, which consists of 2,413,891 issued and outstanding shares of common stock, and 500,000 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share. Adage Capital Partners LP has the sole power to vote or to direct the vote and dispose or to direct the disposition of 2,413,891 shares of common stock. The address of Adage Capital Partners LP is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(5)	(i) Trinad Capital Master Fund, Ltd. (Trinad Master) is the beneficial owner of 1,699,942 shares of common stock and 35,714 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share.; (ii) Trinad Management LLC (Trinad LLC) (a) is the beneficial owner of 20,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad LLC, assuming conversion price $5.00 per share, and (b) as the investment manager of Trinad Master, may be deemed to be the beneficial owner of the 1,699,942 shares of common stock owned by Trinad Master; (iii) Trinad Capital LP (Trinad LP), as the owner of 89.5% of the shares of Trinad Master, and Trinad Advisors II, LLC (Trinad GP), as the general partner of Trinad LP, each may be deemed to be the beneficial owner of a pro rata portion of the 1,699,942 shares of common stock held by the Trinad Master; (iv) Robert S. Ellin (a) is the beneficial owner of 837,844 shares of common stock, (b) as the managing member of Trinad LLC, may be deemed to be the beneficial owner of the 20,000 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock held by Trinad LLC, assuming conversion price $5.00 per share, and (c) as portfolio manager for Trinad Master, may be deemed to be the beneficial owner of the 1,699,942 shares of common stock held by Trinad Master The address of Mr. Ellin is 620 N. Beverly Drive Beverly Hills, CA 90210. With respect to all of the shares that are directly or indirectly held by Trinad Master, Trinad LLC, Trinad LP and Trinad GP, Mr. Ellin has the sole power to vote and dispose or direct the disposition of the shares. Mr. Ellin disclaims beneficial ownership of the shares of common stock reported above, except to the extent that any such shares are held in its name.
(6)	Verition Fund Management LLC is the beneficial owner of 2,391,046 shares of common stock. Verition Fund Management LLC serves as the investment manager to Verition Multi-Strategy Master Fund Ltd. In such capacity, Verition Fund Management LLC may be deemed to have voting and dispositive power over the shares held for Verition Multi- Strategy Master Fund Ltd. Mr. Nicholas Maounis is currently the managing member of Verition Fund Management LLC. The address is One American Lane, Greenwich, CT 06831.

(7)	Peter Adderton is the beneficial owner of 1,837,500 shares of common stock, which consists of (a) 1,807,500 issued and outstanding shares of common stock, and (b) 30,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.95 per share. Mr. Adderton was granted options to purchase 500,000 shares of our common stock exercisable at a price of $2.65, which are not expected to vest within 60 days of the date of this filing. Mr. Adderton has the sole power to vote or to direct the vote of 1,807,500 shares of common stock and to dispose or to direct the disposition of 1,205,000 shares of common stock. Mr. Adderton has the sole power to vote or to direct the vote and dispose or to direct the disposition of 500,000 shares of common stock underlying the options granted to Mr. Adderton on October 1, 2013 at an exercise price of $2.65 per share, upon their exercise.
(8)	Paul & Judy Schaeffer Living Trust is the beneficial owner of 478,454 shares of common stock. The securities indicated are held indirectly by Mr. Schaeffer through the Paul and Judy Schaeffer Living Trust for which he serves as a trustee. Mr. Schaeffer disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Mr. Schaeffer directly owns options to purchase 60,000 shares of our common stock exercisable at a price of $13.75 per share, which options are fully vested, and 200,000 shares of fully vested shares of common stock. Mr. Schaeffer will have the sole power to vote or to direct the vote and to dispose or to direct the disposition of 60,000 shares of common stock underlying the options granted to Mr. Schaeffer on June 18, 2008 upon their exercise.
(9)	Bill Stone is the beneficial owner of 294,167 issued and outstanding shares of common stock. Mr. Stone was granted options to purchase 300,000 shares of our common stock granted to Mr. Stone on November 25, 2013 and 200,000 shares of stock granted on July 8, 2014 at an exercise price of $2.54 and $4.11 per share, respectively.
(10)	Andrew Schleimer is the beneficial owner of 260,000 shares of common stock, which consists of (a) 200,000 issued and outstanding shares of common stock, and (b) options to purchase 60,000 shares of common stock. Mr. Schleimer was granted options to purchase 300,000 shares of our common stock exercisable at a price of $4.11, which are not expected to vest within 60 days of the date of this filing. Mr. Schleimer has the sole power to vote or to direct the vote of the 200,000 shares of common stock. Mr. Schleimer has the sole power to vote or to direct the vote and dispose or to direct the disposition of 360,000 shares of common stock underlying the options granted to Mr. Schleimer on November 25, 2013 and July 8, 2014 at an exercise price of $2.75 and $4.11 per share, upon their exercise, respectively.
(11)	Lisa Lucero is the beneficial owner of 101,952 shares of common stock, which consists of 100,000 issued and outstanding shares, and options to purchase 1,952 shares of common stock. The 1,952 shares of common stock underlying the options granted to Ms. Lucero on January 31, 2008 at an exercise price of $4.05 per share, upon their exercise.
(12)	Jeffrey Klausner is the beneficial owner of options to purchase 50,000 shares of our common stock granted on November 25, 2013 at an exercise price of $2.54 per share which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mandalay Digital Group, Inc.

On April 12, 2013 the Company entered into Equity Financing Binding Term Sheets (the “Equity Agreements”), with Trinad Capital Master Fund, Ltd. (“Trinad”) and the Guber Family Trust (the “Guber Trust”) pursuant to which the Company agreed to issue a total of 285,714 shares of its common stock and warrants to purchase a total of 71,428 shares of its common stock (subject to adjustment), for a total purchase price of $1,000,000 in cash for both Equity Agreements. The warrants have an exercise price of $3.50 per share (subject to adjustment), a five year term, and may be exercised only following the first anniversary of the date of issuance. In addition, the Equity Agreements provided that (a) the Company would use its best efforts to file a registration statement covering the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants within 120 calendar days after the date of the Equity Agreement and use its best efforts to cause the registration statement to become effective as soon as possible thereafter; and (b) each investor would have a right to participate in future financings by the Company (subject to standard exceptions) for a period of two years on a pro rata basis in accordance with his ownership interests in the Company (on a fully diluted basis assuming exercise of the applicable warrant).

Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our former Executive Chairman, Robert Ellin. The Guber Trust is one of our principal stockholders, and Peter Guber, the Company’s Chairman, serves as Trustee of the Guber Trust.

Senior Secured Convertible Notes

On June 21, 2010, we sold and issued $2,500,000 of Senior Secured Convertible Notes due June 21, 2013 (the “New Senior Secured Notes”) to certain significant stockholders, comprised of a $1,500,000 New Senior Secured Note sold and issued to Trinad Capital Master Fund and a $1,000,000 New Senior Secured Note sold and issued to the Guber Family Trust (the “Offering”). Trinad Capital Master Fund is one of our principal stockholders and an affiliate of our former Executive Chairman, Robert Ellin. Peter Guber, our Chairman, serves as trustee of the Guber Family Trust. The New Senior Secured Notes had a three-year term at an interest rate of 10% per annum payable in arrears semi-annually. Notwithstanding the foregoing, at any time on or prior to the 18th month following the original issue date of the New Senior Secured Notes, we could, at our option, in lieu of making any cash payment of interest, elect that the amount of any interest due and payable on any interest payment date on or prior to the 18th month following the original issue date of the New Senior Secured Notes be added to the principal due under the New Senior Secured Notes. The accrued and unpaid principal and interest due on the New Senior Secured Notes were convertible at any time at the election of the holder into shares of our common stock at a conversion price of $0.75 per share, subject to adjustment. The New Senior Secured Notes were secured by a first priority lien on substantially all of our and our subsidiaries’ assets. On June 20, 2013, the holders of the New Senior Secured Notes agreed to amend the New Senior Secured Notes to extend the June 21, 2013 Maturity Date of the notes. The Maturity Date was extended on an interim basis and then to July 9, 2013. On July 8, 2013, the Noteholders entered into an amendment to the Senior Secured Notes, dated as of July 7, 2013 that extended the July 9, 2013 Maturity Date of the notes until September 9, 2013.

On August 21, 2013, each of the New Senior Convertible Notes was converted and an aggregate of 4,497,664 shares of the Company’s common stock were issued to the noteholders.

Each purchaser of a New Senior Secured Note also received a warrant (“Warrant”) to purchase shares of our common stock at an exercise price of $1.25 per share, subject to adjustment. For each $50,000 of New Senior Secured Notes purchased, the purchaser received a Warrant to purchase 33,333 shares of common stock. Each Warrant has a five-year term. Trinad Capital Master Fund cashless exercised their warrant on February 7, 2014 for a net issuance of 692,874 shares of common stock of the Company. The Guber Family Trust still holds its warrant to purchase 666,667 of common stock of the Company.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 27, 2014, the independent directors of the Board were Paul Schaeffer, Chris Rogers, Jeffrey Karish, and Robert Deutschman within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by Singer Lewak LLP, our independent registered public accounting firm engaged to provide audits for the fiscal years ended March 31, 2014 and March 31, 2013, were:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit fees	$408,504	$292,556
Audit related fees
Tax fees
All other fees	132,072	35,886
Total	$540,576	$328,442

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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2014 and 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits: See Item 15(b) below.

(b) The following exhibits are referenced or included in this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

July 29, 2014	By:	/s/ PETER ADDERTON
Peter Adderton
Chief Executive Officer