Form 10-Q
period 2014-06-30
Mandalay Digital Group, Inc.
filed 2014-08-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, the Company had 37,483,804 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$18,687	$21,805
Restricted cash	200	200
Accounts receivable, net of allowances of $0 and $0, respectively	5,106	5,102
Deposits	44	24
Prepaid expenses and other current assets	389	350

Total current assets	24,426	27,481
Property and equipment, net	470	465
Deferred tax assets	82	3,238
Intangible assets, net	7,258	9,074
Goodwill	6,309	4,837

TOTAL ASSETS	$38,545	$45,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,504	$2,943
Accrued license fees	2,638	3,395
Accrued compensation	1,881	1,681
Deferred tax liabilities	10	2,987
Other current liabilities	1,051	900

Total current liabilities	9,084	11,906
Long term contingent liability, less discount of $0 and $762, respectively	—	238

Total liabilities	$9,084	$12,144

Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 38,193,029 issued and 37,438,429 outstanding at June 30, 2014; 38,143,028 issued and 37,388,429 outstanding at March 31, 2014	7	7
Additional paid-in capital	194,504	193,422
Treasury Stock (754,600 shares at June 30, 2014 and March 31, 2014)	(71)	(71)
Accumulated other comprehensive loss	(161)	(199)
Accumulated deficit	(164,918)	(160,308)

Total stockholders’ equity	29,461	32,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,545	$45,095

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended June 30, 2014	3 Months Ended June 30, 2013
Net revenues	$5,554	$4,783

Cost of revenues
License fees	3,796	2,714
Other direct cost of revenues	344	403

Total cost of revenues	4,140	3,117

Gross profit	1,414	1,666

Operating expenses
Product development	1,959	1,588
Sales and marketing	761	373
General and administrative	3,374	3,802

Total operating expenses	6,094	5,763

Loss from operations	(4,680)	(4,097)
Interest and other income / (expense)
Interest income/ (expense)	3	(1,440)
Foreign exchange transaction gain / (loss)	(6)	29
Loss on settlement of debt	(10)	—
Gain / (loss) on disposal of fixed assets	2	(2)
Other income	9	—

Interest and other expense	(2)	(1,413)

Loss from operations before income taxes	(4,682)	(5,510)
Income tax benefit	(72)	(87)

Net loss from continuing operations, net of taxes	$(4,610)	(5,423)
Discontinued operations, net of taxes, [Note 3]:
Loss from operations of discontinued component (including gain on disposal of $0 and $3,275)	—	(263)

Net Loss	$(4,610)	$(5,686)

Other comprehensive income:
Foreign currency translation adjustment	38	104
Comprehensive loss	$(4,572)	$(5,582)

Basic and diluted net loss per common share	$(0.12)	$(0.30)

Continuing operations	$(0.12)	$(0.29)
Discontinued operations	$—	$(0.01)
Net loss	$(0.12)	$(0.30)

Weighted average common shares outstanding, basic and diluted	37,424	18,861

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2014	37,388,429	$7	100,000	$100	754,600	$(71)	$193,422	$(199)	$(160,308)	$32,951

Net loss									(4,610)	(4,610)
Foreign currency translation								38		38
Vesting of restricted stock for services							76			76
Vesting of options issued to employees							718			718
Vesting of shares issued to employee							100			100
Shares issued as settlement of debt	50,000						188			188

Balance at June 30, 2014	37,438,429	$7	100,000	$100	754,600	$(71)	$194,504	$(161)	$(164,918)	$29,461

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	3 Months Ended June 30 2014	3 Months Ended June 30 2013
Cash flows from operating activities
Net loss	$(4,610)	$(5,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations, net of taxes	—	474
Depreciation and amortization	369	280
Amortization of debt discount	—	1,267
Interest and PIK interest accrued	—	101
Stock and stock option compensation	818	52
Stock issued for services	76	1,189
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(4)	37
Deposits	(20)	(53)
Deferred Tax Assets	3,156	—
Prepaid expenses and other current assets	(39)	365
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	561	541
Accrued license fees	(757)	2,139
Accrued compensation	201	351
Other liabilities and other items	(2,886)	(2,651)

Net cash used in operating activities	(3,135)	(1,594)

Cash flows from investing activities
Purchase of property and equipment	(32)	(18)
Settlement of contingent liability	10	—
Cash used in acquisition of subsidiary	—	(1,287)
Cash acquired with acquisition of subsidiary	—	513

Net cash used in investing activities	(22)	(792)

Cash flows from financing activities
Issuance of shares for cash	—	2,700

Net cash provided by financing activities	—	2,700

Effect of exchange rate changes on cash and cash equivalents	39	90

Net change in cash and cash equivalents	(3,118)	404
Cash and cash equivalents, beginning of period	21,805	1,149

Cash and cash equivalents, end of period	$18,687	$1,553

Supplemental disclosure of cash flow information:
Taxes paid	$—	$24

Noncash investing and financing activities:
Contingency earn out on acquisition of subsidiary, net of discount	$—	$841

Common stock of the Company issued for acquisition of subsidiary	$—	$4,449

Common Stock of the Company issued for settlement of contingent liability	$188	$—

Mandalay Digital Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1.	Organization

Mandalay Digital Group, Inc. (“we”, “us”, “our”, the “Company” or “Mandalay Digital”), formerly NeuMedia, Inc. (“NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), through its wholly-owned subsidiary, Digital Turbine, Inc. (“DT USA”), provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s products include mobile application management through DT Ignite, user experience and discovery through DT IQ, application stores and content through DT Content and mobile payments through DT Pay. With global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available worldwide.

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

On December 28, 2011 the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC (“Seller”) into its newly formed wholly owned subsidiary, Digital Turbine, Inc. The Company purchased the assets sold by the Seller with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

On July 27, 2012, the Company set up a wholly-owned Israeli acquisition/holding company, Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly M.D.G. Logia Holdings LTD).

On August 15, 2012, the Company amended its charter with the state of Delaware to increase its total number of shares of common stock of the Company to 200,000,000 and preferred shares of the Company to 2,000,000.

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”). In addition, the Company, by assignment to the acquisition entity, Digital Turbine (EMEA) Ltd (“DT EMEA”) acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, the Company purchased 23% of the outstanding shares of the Targets and DT EMEA purchased 77% of such shares. On November 7, 2012, the Company contributed all of its shares of the Targets to DT EMEA pursuant to a Contribution Agreement among the Company, DT USA and DT EMEA. The acquired business of the Targets and DT Ignite are collectively referred to as “DT EMEA” in this Quarterly Report on Form 10-Q.

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

On April 12, 2013, the Company, through its indirect, wholly owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together with the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “DT APAC” in this Quarterly Report on Form 10-Q.

On February 13, 2014, the Company sold 100% of the issued and outstanding share capital of Twistbox.

On March 17, 2014, the Company created a new entity in Singapore named Digital Turbine Singapore Pte. Ltd. (“DT Singapore”).

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and borrowings under credit facilities. In fiscal year 2014, the Company raised $33.3 million, through equity financings. Our current cash resources appear to be sufficient to fund our planned operations for at least the next twelve months.

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

DT APAC

On April 12, 2013, Mandalay Digital, through its indirect wholly owned subsidiary DT APAC, acquired all of the issued and outstanding stock of MIAH. MIAH owns directly or indirectly subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd.

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

The Closing Shares are subject to a Registration Rights Agreement that provides for piggyback rights for 3 years and inclusion on the Company’s Form S-3 filed August 30, 2013, and subsequently made effective on October 31, 2013.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

Unaudited
Cash	$513
Accounts receivable	2,809
Prepaid expenses and other assets	896
Property, plant and equipment	300
Customer relationships	1,600
Developed technology	3,400
Trade names / trademarks	54
Library	300
Goodwill	2,654
Accounts payable	(1,151)
Accrued liabilities	(2,890)
Accrued compensation	(345)

Purchase price	$8,140

In addition to the value assigned to the acquired workforce, the Company recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. This goodwill arises because the purchase price reflects the strategic fit and resulting synergies that the acquired business brings to the Company’s existing operations. In the fiscal year ended March 31, 2014, the Company recorded an impairment charge of $54 to write down trade names pursuant to its decision to rename and rebrand DT APAC. In the period ended June 30, 2014, the Company finalized the purchase price allocation of DT APAC, which resulted in an adjustment from intangibles to goodwill of $1,472.

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

Unaudited
Three Months Ended June 30,
2013
Revenues	$5,617
Cost of goods sold	3,640
Gross profit	1,977
Operating expenses	6,215
Loss from operations	(4,238)
Non-operating expense	1,600
Loss before provision for income taxes	(5,838)
Provision for income taxes	(135)
Net loss	$(5,703)
Basic and diluted loss per share	$(0.30)

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

Revenue Recognition

The Company’s revenues are derived primarily from the processing of content purchases using the Company’s billing software (“DT Pay”), and licensing of the Company’s software for application management services (“DT Ignite”), managed services (“DT Content”), and cross-platform content management, recommendation, and search functionality (“DT IQ”). The Company’s products are sold mainly to wireless carriers. The licensed software enables the wireless carriers to market and deliver content and mobile applications to end users. The Company bills the wireless carrier based on monthly transactional reporting and other fees earned upon delivery of the product to the wireless carrier. The Company markets and distributes its products directly to wireless carriers and OEMs.

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Potentially dilutive shares	1,278,131	5,665,114

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

Deposits

As of June 30, 2014, the Company has deposits of $44 comprised of facility and equipment lease deposits, as compared to $24 as of March 31, 2014.

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

The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products; the lack of pre-orders or sales history for its products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product will be available for sale; and its historical practice of canceling products at any stage of the development process.

Product Development Costs

The Company charges costs related to research, design and development of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses

The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $119 and $13 in the three months ended June 30, 2014 and 2013, respectively. Advertising expense for discontinued operations was $0 and $3 for the three months ended June 30, 2014 and 2013, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of June 30, 2014 and March 31, 2014 the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $38 and $104 in the three months ended June 30, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. Most of our sales are made directly to large national mobile phone carriers in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2014, two major customers represented approximately 50.8% and 11.2% of our gross accounts receivable outstanding, and 49.1% and 13.4% of gross accounts receivable outstanding as of March 31, 2014, respectively. These two customers accounted for 64.4% and 14.9% of our gross revenues during the three month period ended June 30, 2014 and 31% and 27% of our gross revenues during the three month period ended June 30, 2013.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 3 or 5 years for other assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20 Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended June 30, 2014.

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

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in tradenames as the Company has rebranded its acquisitions, DT EMEA and DT APAC, under the Digital Turbine name. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended June 30, 2014,

Income Taxes

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant estimates relate to revenues for periods not yet reported by carriers, accounts receivable allowances, and stock-based compensation expense.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Contingent liabilities (in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2014	$238	$—	$—	$238
June 30, 2014	$—	$—	$—	$—

Measured at Fair Value on a Recurring Basis

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of March 31, 2014, was determined to be $238. The contingent liability was settled in the period ended June 30, 2014, as reflected in Note 11 below.

The Company did not identify any recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	June 30, 2014	March 31, 2014
Billed	$3,727	$3,629
Unbilled	1,379	1,473

Net accounts receivable of continuing operations	$5,106	$5,102
Net accounts receivable of discontinued operations	$—	$—

The Company had no significant write-offs or recoveries during the three months ended June 30, 2014 and 2013, respectively.

7.	Property and Equipment

	June 30, 2014	March 31, 2014
Equipment	$600	$561
Furniture & fixtures	41	39
Leasehold improvements	18	27

	659	627
Accumulated depreciation	(189)	(162)

Net Property and Equipment of continuing operations	$470	$465
Net Property and Equipment of discontinued operations	$—	$—

Depreciation expense for continuing operations was $24 and $24 in the three months ended June 30, 2014 and 2013, respectively. Depreciation expense for discontinued operations was $0 and $7 in the three months ended June 30, 2014 and 2013, respectively.

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The 2011 Plan reserves 20,000,000 shares for issuance, of which 16,738,643 remain available for issuance as of June 30, 2014. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the 2011 Plan for the periods or as of the dates indicated:

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2013	60,000	$4.65	9.99	$—

Granted	2,840,000	$3.33	—
Forfeited/Canceled	(151,860)	$3.96	—
Exercised	—	$—	—

Outstanding, March 31, 2014	2,748,140	$3.32	9.46	$2,080

Granted	—	$—	—
Forfeited/Canceled	—	$—	—
Exercised	(79,470)	$3.92	—

Outstanding, June 30, 2014	2,668,670	$3.31	9.21	$2,056

Vested and expected to vest at June 30, 2014	1,956,688	$3.39	9.19	$1,384

Exercisable, June 30, 2014	397,306	$3.93	9.01	$110

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$2.50 - 2.75	1,161,000	$2.60	9.34	60,167	$2.75	9.26
$2.76 - 2.85	424,468	$2.83	9.26	30,558	$2.83	9.26
$3.85	113,900	$3.85	9.09	34,608	$3.85	9.09
$4.00	233,135	$4.00	8.90	78,330	$4.00	8.90
$4.05 - 4.10	90,500	$4.06	9.11	26,977	$4.06	8.97
$4.23 - 4.5	585,667	$4.42	9.14	141,667	$4.50	8.95
$4.65	60,000	$4.65	8.74	25,000	$4.65	8.74

	2,668,670			397,306

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

The following table summarizes options granted under the 2007 Plan for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013	959,670	$9.00

Granted	—	$—
Vested	—	$—
Exercised	(240,000)	$9.59

Outstanding at March 31, 2014	719,670	$11,58

Granted	—	$—
Vested	—	$—
Exercised	—	$—

Outstanding at June 30, 2014	719,670	$11,58

The Company’s 2007 Plan did not contain nonvested options as of June 30, 2014 and March 31, 2014.

Total stock compensation expense for the Company’s 2007 Plan and 2011 Plan, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 13 regarding restricted stock:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Product development	$—	$—
Sales and marketing	—	—
General and administrative	894	147

	$894	$147

9.	Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588
Acquisition	1,182
Goodwill attributable to discontinued operations	(142)
Adjustment to goodwill for tax	209

Balance at March 31, 2014	$4,837

Adjustment to goodwill for purchase price allocation	1,472

Balance at June 30, 2014	$6,309

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. In the period ended June 30, 2014, we finalized the purchase price allocation of DT APAC, which resulted in an adjustment to goodwill of $1,472.

10.	Intangible Assets

Intangibles

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an intangible asset impairment charge for the year ended March 31, 2014 of $154 to write down trade names pursuant to its decision to rename and rebrand the subsidiaries under DT USA to DT EMEA and DT APAC. There were no other indications of impairment present during the periods ended June 30, 2014 and March 31, 2014. In the period ended June 30, 2014, we finalized the purchase price allocation of DT APAC, which resulted in an adjustment to intangibles of $1,472.

The components of intangible assets as at June 30, 2014 and March 31, 2014 were as follows:

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
Software	$4,217	$(1,580)	$2,637
Customer list	5,055	(692)	4,363
License agreements	354	(96)	258

	$9,626	$(2,368)	$7,258

	As of March 31, 2014
	Cost	Accumulated Amortization	Net
Software	$6,637	$(1,369)	$5,268
Customer list	4,107	(577)	3,530
License agreements	354	(78)	276

	$11,098	$(2,024)	$9,074

Discontinued operations	$3,278	$(3,050)	$228

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the three month period ended June 30, 2014 and 2013, the Company recorded amortization expense in the amount of $344 and $403, respectively, in cost of revenues for continuing operations and $0 and $58 for discontinued operations, respectively.

Based on the amortizable intangible assets as of June 30, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending June 30,	Amortization Expense
(in thousands)
2015	$1,377
2016	1,377
2017	1,366
2018	1,086
2019	460
Future	1,592

$7,258

Below is a summary of intangible assets for the period March 31, 2013 through June 30, 2014:

Intangible Assets
Balance as of March 31, 2013	$4,757

Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Amortization of intangibles	(1,769)
Adjust goodwill for tax	—

Balance as of March 31, 2014	$9,074

Amortization of intangibles	(344)
Purchase price allocation adjustment	(1,472)

Balance as of June 30, 2014	$7,258

11.	Debt

Contingent Liabilities

	June 30, 2014	March 31, 2013
Contingent Liabilities
Contingent liability, net of discount of $0 and $762, respectively	$—	$238

The Stock Purchase Agreement (the “SPA”) to acquire DT EMEA and DT Ignite from Logia Group, Ltd. (“Sellers”) entitled the Sellers to receive certain contingent purchase consideration (“Contingent Consideration”) upon achieving certain milestones. Should all milestones have been achieved, the Contingent Consideration would have been $1,000 payable in cash and shares of stock of the Company. As of March 31, 2014, the Company had recorded the fair value of the Contingent Consideration in Long Term Debt of $1,000, net of a discount of $762. On April 28, 2014, the Company and the Sellers entered into an agreement (“Logia Settlement Agreement”) to settle and resolve certain disputes surrounding the Contingent Consideration, among other claims related to the SPA. The Logia Settlement Agreement absolves or relieves the Company of any and all Contingent Consideration under the SPA. In consideration for the release of all claims the Company deposited 50,000 shares of common stock of the Company into escrow along with the other common stock that was issued under the SPA, and will release all common stock from escrow on periodic, pre-arranged dates through February 1, 2016. Additionally, the Company has accrued an additional $60 payable to the Sellers at the Company’s election either in cash or shares valued by both parties at $4.00 per share.

12.	Capital Stock Transactions

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

Common Stock and Warrants

In April 2014, the Company issued 50,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $188.

Restricted Stock Agreements

From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. In many cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 12, 2014 and June 25, 2014 respectively, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the Policy which recently include the Company’s board of directors and Chief Operating Officer.

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

The Company expensed $5,784 through the period ended March 31, 2014 related to the 3,170 RSAs issued on December 28, 2011. These RSAs were fully expensed as of December 31, 2013.

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

All restricted shares, vested and unvested, have been included in the outstanding shares as of June 30, 2014.

For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. The Company expensed $514 in the period ended March 31, 2014. These RSAs were fully expensed as of December 31, 2013.

Time Condition RSAs

On various dates during the years ended March 31, 2014 and March 31, 2013, the Company issued 254 and 365 restricted shares with vesting criteria based on time conditions. During the years ended March 31, 2014 and March 31, 2013, the Company expensed $1,288 and $2,144 related to time condition RSAs, respectively. During the period ended June 30, 2014, the Company expensed $176. As of June 30, 2014, 250 remain unvested.

The following table summarizes all RSA activity:

(in thousands, except grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2013	2,632	$3.27

Granted	254	3.69
Canceled	—	—
Vested	(1,521)	3.39
Unvested at March 31, 2014	1,365	$3.23

Granted	—	—
Canceled	—	—
Vested	(59)	2.73
Unvested at June 30, 2014	1,306	$3.21

13.	Employee Benefit Plans

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

As of June 30, 2014, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal, Australian and Israeli income taxes, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2014.

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

The Company operates in one reportable segment in which it provides end to end mobile content solutions for wireless carriers and OEMs. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the periods ended June 30, 2014 and 2013, and net property and equipment for the periods ended June 30, 2014 and March 31, 2014:

	North America	EMEA	APAC	Other Regions	Consolidated
Three Months ended June 30, 2014
Net sales to unaffiliated customers	(11)	681	4,884	—	$5,554
Property and equipment, net at June 30, 2014	67	68	335	—	$470

Three Months ended June 30, 2013
Net sales to unaffiliated customers	—	1,101	3,682	—	$4,783
Property and equipment, March 31, 2014	68	70	327	—	$465

16.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2015.

Following is a summary of future minimum payments under initial terms of leases as of:

Twelve month period ending June 30,
2015	$415
2016	113

Total minimum lease payments	$528

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $136 and $123, for the three months ended June 30, 2014 and 2013, respectively.

Other Obligations

As of June 30, 2014, the Company was obligated for payments under various distribution agreements, equipment lease agreements, employment contracts and consulting agreements with initial terms greater than one year at June 30, 2014. Annual payments relating to these commitments at March 31, 2014 are as follows:

Twelve month period Ending June 30,
2015	$1,350
2016	537
2017	6

Total minimum payments	$1,893

Litigation

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

Management evaluated subsequent events after the balance sheet date of June 30, 2014 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2014. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Mandalay Digital Group, Inc., through DT, provides end to end mobile content solutions for wireless carriers and Original Equipment Manufacturers (OEMs) globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through DT Ignite, user experience and discovery through DT IQ, white labeled mobile storefront, and content management solutions through DT Content and mobile payments with direct operator billing through DT Pay. With global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available worldwide.

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

On October 27, 2004, and as amended on December 17, 2004, the Company filed a plan for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Plan of Reorganization”). The Plan of Reorganization was completed on January 26, 2005. Through January 26, 2005, the Company and its subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers.

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

Since the acquisition of the DT IQ product into DT, and subsequent acquisitions of DT EMEA and DT APAC the Company has acquired, rebranded, enhanced and commercialized products which include DT Ignite, DT Pay, and DT Content.

SUMMARY OF THE TWISTBOX MERGER

The Company entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended by the Amendment to Agreement and Plan of Merger dated February 12, 2008 (the “Merger Agreement”), with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which Merger Sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

On February 13, 2014, we sold all of the operating subsidiaries of Twistbox.

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

SUMMARY OF THE DIGITAL TURBINE (DT USA) ACQUISITION

On December 28, 2011, the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC (“Seller”) into its newly formed wholly owned subsidiary, Digital Turbine, Inc. The Company purchased the assets sold by the Seller with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

SUMMARY OF THE LOGIA (DT EMEA) ACQUISITION

On September 13, 2012, the Company acquired subsidiaries and certain assets of Logia Group, Ltd. (“Logia”). As a part of the transaction, the Company, through its wholly owned subsidiary, Digital Turbine (EMEA) Ltd (“DT EMEA”), acquired all of the capital stock of three operating subsidiaries of Logia (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company acquired the assets comprising the “LogiaDeck” software from LogiaDeck Ltd., which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were entered into by Logia and Volas.

The purpose of the DT EMEA acquisition was an effort to not only build on the Company’s current distribution network, but to enhance its mobile content infrastructure with DT Ignite. DT Ignite is an application management platform that enables mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. In addition, DT Ignite allows mobile operators and OEMS to obtain a new advertising revenue stream from pre and post installations.

SUMMARY OF MIA (DT APAC) ACQUISITION

On April 12, 2013, the Company, through its indirect wholly owned subsidiary Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together “MIA”).

DT APAC is a leading mobile solutions provider based in Australia. DT APAC has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (“Sphere”). DT APAC through an Application Programming Interface (API), enhances experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format, effectively integrating the infrastructure of mobile operators to content publishers to facilitate mobile commerce (“DT Content”). DT Content uses the Sphere platform enabling carriers, media companies and brands to work together.

Company Overview

Since the acquisition of the DT IQ product into DT, and the subsequent acquisitions of DT EMEA and DT APAC, the Company has acquired, rebranded, enhanced and commercialized products which include DT Ignite, DT Pay, and DT Content.

DT provides end to end mobile content solutions for wireless carriers and Original Equipment Manufacturers (OEMs) globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through our product, DT Ignite, user experience and discovery through our product, DT IQ, white labeled mobile storefront, and content management solutions through our product, DT Content, and management and mobile payments with direct operator billing through our product, DT Pay.

We enable mobile content distribution and monetization serving mobile operators, OEMs, mobile device distributors, and end consumers. Our software is sold as both licensed software and software as a service (“SaaS”). Our software permits mobile carriers, advertising aggregation companies, application developers and third-party publishers to provide application installation, portal management, user interface, content development and billing technology that enables the ecosystem required for the global distribution of mobile applications and content. Our platforms provide our customers with the tools to implement an intuitive user experience and storefront, enabling the discovery, purchase and download of mobile applications and content. Our integrated solutions address the mobile ecosystem spanning mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising, mobile billing and predictive analytics. Our solutions empower our customers to better participate in the mobile advertising revenue cycle, drive loyalty, generate revenues and re-engineer business processes to capture the advantages of their mobile-enabled customer base. Our predictive analytics capabilities allow our customers to recommend applications and content to their end-customer based upon the consumers’ tastes and preferences.

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

DT Pay is an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier billing. DT Pay has been launched in both Australia and Italy.

Mandalay Digital’s divestiture of Twistbox Entertainment in the fiscal 2014 fourth quarter is reflected as discontinued operations in this Report. All periods presented have been revised to reflect this presentation. Unless otherwise noted, all discussions in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS

(in thousands)

	Three Months Ended	Three Months Ended
	June 30	June 30	% of
	2014	2013	Change
Revenues	$5,554	$4,783	16.1%
Cost of revenues	4,140	3,117	32.1%

Gross profit	1,414	1,666	-15.1%
SG&A	6,094	5,763	5.7%

Operating loss	(4,680)	(4,097)	14.2%
Interest expense, net	3	(1,440)	-100.2%
Foreign exchange transaction gain / (loss)	(6)	29	-120.7%
Loss on disposal of fixed assets	2	(2)	-200.0%
Other income / (expense)	9	—	100%
Gain / (loss) on settlement of debt	(10)	—	100%

Loss before income taxes	(4,682)	(5,510)	-15.0%
Income tax provision	(72)	(87)	-17.2%

Net loss	$(4,610)	$(5,423)	-15.0%

Loss from operations of discontinued component (including gain on disposal of $0 and $3,217)	—	(263)	-100.0%
Net loss	$(4,610)	(5,686)	-18.9%
Diluted net loss per common share:
Continuing operations	(0.12)	(0.29)	-58.6%
Discontinued operations	—	(0.01)	-100.0%
Net loss	(0.12)	(0.30)	-60.0%
Basic and Diluted weighted average shares outstanding	37,424	18,861	98.4%

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		% of
	2014	2013	Change
	(In thousands)
Revenues by type:
Content Music	$1,108	$777	42.6%
Content Tones & Pics	1,250	1,129	10.7%
Content Other	326	261	24.9%
Services	242	687	-64.8%
Billing	2,628	1,929	36.2%

Total	$5,554	$4,783	16.1%

Except for Services revenue, the three months ending June 30, 2014 reflects an increase in all revenue types as compared to the three months ending June 30, 2013. The increase is mainly from our DT APAC subsidiary, where the full quarter was not reflected in the period ended June 30, 2013. Additionally, the Billing revenues, which represent third party billing services, were only beginning to ramp in early 2013.

Cost of Revenues

	Three Months Ended June 30,		% of
	2014	2013	Change
	(In thousands)
Cost of revenues:
License fees	$3,796	$2,714	39.9%
Other direct cost of revenues	344	403	-14.6%

Total cost of revenues	$4,140	$3,117	32.8%

Revenues	$5,554	$4,783	16.1%

Gross margin	25.5%	34.8%

License fees mainly represent costs payable to content providers for use of their intellectual property in the products sold. Cost of revenues have increased somewhat consistently with the increase in revenues. However, due to the change in sales mix, primarily the increase in Billing revenues and decrease in Service revenues, gross margin has decreased from the previous year. Other direct cost of revenues, which consists solely of non-cash amortization of intangible assets, has decreased as a result of the disposal of Twistbox.

Operating Expenses

	Three Months Ended June 30,		% of
	2014	2013	Change
	(In thousands)
Product development expenses	$1,959	$1,588	23.4%
Sales and marketing expenses	761	373	104.0%
General and administrative expenses	3,374	3,802	-11.3%

Product development expenses have historically included the costs to build, edit and optimize content formats for consumption on a mobile phone. Expenses in this area are primarily a function of personnel.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns.

Selling and production costs have increased in conjunction with our increase in revenues, and costs associated with bringing Digital Turbine products to market.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, non-cash stock based compensation and depreciation expense. The reduction in general and administrative expense was due mainly to a year –to-year decrease in overall stock compensation and legal expenses, partially offset by an increase in headcount for the periods ended June 30, 2013 and 2014.

Other Income and Expenses

	Three Months Ended June 30,		% of
	2014	2013	Change
	(In thousands)
Interest and other (expense)	$3	$(1,440)	-100.2%
Foreign exchange transaction gain / (loss)	$(6)	$29	-120.7%
Gain / (loss) on disposal of fixed assets	$2	$(2)	-200.0%
Other income	$9	$—	100%
Loss on settlement of debt	$(10)	$—	100%

Interest and other expense includes interest income on invested funds and interest expense as incurred by the Company. Other costs include foreign exchange transaction gains and losses.

Financial Condition

Assets

Our current assets totaled $24.4 million and $27.5 million at June 30, 2014 and March 31, 2014, respectively. Total assets were $38.5 million and $45.1 million at June 30, 2014 and March 31, 2014, respectively. The decrease in current assets is primarily due to the decrease in cash for operating expenses.

Liabilities and Working Capital

At June 30, 2014, our total liabilities were $9.1 million, compared to $12.1 million at March 31, 2014. The change in liabilities was mainly due to the decrease of deferred tax liabilities and accrued license fees of $3.0 million and $0.76 million, offset by the increase in accounts payable, accrued compensation, and other current liabilities of $0.9 million combined. The Company had positive working capital of $15.3 million and $15.6 million at June 30, 2014 and March 31, 2014, respectively, for a difference of $0.3 million. This is mainly comprised of a decrease in cash, offset by a decrease in total current liabilities.

Liquidity and Capital Resources

	Three Months Ended June 30,		% of
	2014	2013	Change
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$(32)	(18)	77.8%
Cash flows used in operating activities	(3,135)	(1,594)	96.7%
Cash acquired with acquisition of subsidiary	—	513	100.0%
Cash used in acquisition of subsidiary	—	(1,287)	100.0%
Settlement of contingent liability	10	—	100.0%
Issuance of shares for cash	—	2,700	100.0%
Gain / (loss) on exchange rate changes on cash and cash equivalents	(39)	90	-56.7%

The consolidated financial statements included in this Quarterly Report on Form 10-Q include the accounts of the Company. The Company’s primary sources of liquidity have historically been through the issuance of common and preferred stock and borrowings under credit facilities. In the fiscal year 2014, the Company raised $33.3 million, less financing costs, through the issuance of equity financings and public offerings. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be our existing cash balances. Our current cash resources will be sufficient to fund our planned operations for at least the next twelve months.

Operating Activities

During the three months ended June 30, 2014, cash decreased $3.1 million. Net cash used in operating activities is comprised of a decrease in accrued license fees and deferred tax liabilities of $3.7 million, offset by an increase of $3.2 million in deferred tax assets and an increase in accounts payable and accrued compensation of $0.76 million. Cash used in investing activities of $0.03 million was comprised of cash used in the purchase of property and equipment. These changes flow from the loss for the period, but exclude depreciation and amortization of $0.37 million, as well as $0.89 million for stock compensation and stock options.

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

Stock Sales, Warrants and Liquidity

In April 2014, the Company issued 50,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $188.

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

DT EMEA generates revenues from services provided to mobile phone carriers. DT EMEA manages the mobile operators’ platform. DT EMEA recognizes as revenues the percentage of the fees due to them from the carrier. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT EMEA a contractual percentage of their collected fee for each transaction.

In addition to the above, DT USA, as well as DT APAC, and DT EMEA generate revenues from the sale of the DT Ignite and DT IQ products. These products are sold in the form of a license fee or SAAS to mobile phone carriers. Once DT Ignite or DT IQ is launched on the mobile phone carrier’s platform, revenues can be generated from the sale of content and applications, as well as from advertising via Cost-Per-Install or CPI arrangements with third party application developers.

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

General and Administrative. Our general and administrative expenses, historically and going forward, will consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business, capital raises and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our operations and, in the near term, additional accounting costs related to our operation as a public company.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of June 30, 2014 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following process contains material weaknesses as of June 30, 2014:

Financial Close and Reporting Process

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of June 30, 2014 described above, as follows:

1.	Implementing comprehensive ERP software across the business to consolidate financial reporting and to standardize internal and accounting controls;

2.	Realigning accounting responsibilities to provide additional technical resources to analyze the accounting for complex, non-routine transactions.

The remediation efforts are expected to be completed during the fiscal year ending March 31, 2015,

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

Other than the recent change of our Chief Financial Officer, as reported on our Current Report on Form 8-K filed on July 9, 2014, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2014, the Company issued 50,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $188.

We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3.	Defaults.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	General Release Agreement dated July 8, 2014 between the Company and Jeffrey Klausner (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 9, 2014).†

10.2	Employment Agreement of Andrew Schleimer dated July 8, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 9, 2014).†

31.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Peter Adderton, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.*(1)

32.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.*(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management Compensatory Plan or Arrangement
(1)	In accordance with SEC Commission Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of the Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

Dated: August 14, 2014	By:	/s/ Peter Adderton
Peter Adderton
Chief Executive Officer