Form 10-Q
period 2014-09-30
Mandalay Digital Group, Inc.
filed 2014-11-14
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, the Company had 37,797,221 shares of its common stock, $0.0001 par value per share, outstanding.

MANDALAY DIGITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(unaudited)
	September 30,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$16,715	$21,805
Restricted cash	200	200
Accounts receivable, net of allowances of $0 and $0, respectively	4,337	5,102
Deposits	86	24
Prepaid expenses and other current assets	349	350
Total current assets	21,687	27,481
Property and equipment, net	422	465
Deferred tax assets	541	3,238
Intangible assets, net	6,913	9,074
Goodwill	6,309	4,837
TOTAL ASSETS	$35,872	$45,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,817	$2,943
Accrued license fees	2,373	3,395
Accrued compensation	2,122	1,681
Deferred tax liabilities	1,024	2,987
Other current liabilities	708	900
Total current liabilities	10,044	11,906
Long term contingent liability, less discount of $0 and $762, respectively	-	238
Total liabilities	$10,044	$12,144
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 200,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 38,538,403 issued and 37,783,804 outstanding at September 30, 2014; 38,143,028 issued and 37,388,429 outstanding at March 31, 2014;	7	7
Additional paid-in capital	196,040	193,422
Treasury Stock (754,600 shares at September 30, 2014 and March 31, 2014)	(71)	(71)
Accumulated other comprehensive loss	(129)	(199)
Accumulated deficit	(170,119)	(160,308)
Total stockholders' equity	25,828	32,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,872	$45,095

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net revenues	$5,462	$6,759	$11,016	$11,543
Cost of revenues
License fees	3,316	3,919	7,112	6,633
Other direct cost of revenues	345	456	689	859
Total cost of revenues	3,661	4,375	7,801	7,492
Gross profit	1,801	2,384	3,215	4,051
Operating expenses
Product development	2,155	2,407	4,114	3,995
Sales and marketing	743	536	1,504	909
General and administrative	3,548	3,293	6,922	7,092
Total operating expenses	6,446	6,236	12,540	11,996
Loss from operations	(4,645)	(3,852)	(9,325)	(7,945)
Interest and other income / (expense)
Interest income / (expense)	(131)	(194)	(128)	(1,633)
Foreign exchange transaction gain / (loss)	(1)	27	(7)	56
Change in fair value of warrant derivative liabilities gain / (loss)	-	(811)	-	(811)
Loss on extinguishment of debt	-	(442)	-	(442)
Gain / (loss) on settlement of debt	-	33	(10)	33
Gain/ (loss) on disposal of fixed assets	-	4	2	2
Gain on change on valuation of long term contingent liability	-	603	-	603
Other income	3	-	12	-
Interest and other expense	(129)	(780)	(131)	(2,192)
Loss from operations before income taxes	(4,774)	(4,632)	(9,456)	(10,137)

Income tax provision / (benefit)	427	85	355	2

Net loss from continuing operations, net of taxes	(5,201)	(4,717)	(9,811)	(10,139)
Loss from operations of discontinued component	-	(1,505)	-	(1,769)

Net (loss)/profit	$(5,201)	$(6,222)	$(9,811)	$(11,908)

Other comprehensive income:
Foreign currency translation adjustment	$32	$333	$70	$438

Comprehensive loss:	$(5,169)	$(5,889)	$(9,741)	$(11,470)

Basic and diluted net loss per common share	$(0.14)	$(0.25)	$(0.26)	$(0.53)
Continuing operations	$(0.14)	$(0.19)	$(0.26)	$(0.45)
Discontinued operations	$-	$(0.06)	$-	$(0.08)
Net loss	$(0.14)	$(0.25)	$(0.26)	$(0.53)
Weighted average common shares outstanding, basic and diluted	37,504	25,232	37,464	22,636

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2014	37,388,429	7	100,000	100	754,600	(71)	193,422	(199)	(160,308)	32,951
Net loss	—	—	—	—	—	—	—	—	(4,610)	(4,610)
Foreign currency translation	—	—	—	—	—	—	—	38	—	38
Vesting of shares issued to employee	—	—	—	—	—	—	100	—	—	100
Vesting of options issued to employees	—	—	—	—	—	—	718	—	—	718
Vesting of restricted stock for services	—	—	—	—	—	—	76	—	—	76
Shares issued as settlement of debt	50,000	—	—	—	—	—	188	—	—	188
Balance at June 30, 2014	37,438,429	7	100,000	100	754,600	(71)	194,504	(161)	(164,918)	29,461
Net loss	—	—	—	—	—	—	—	—	(5,201)	(5,201)
Foreign currency translation	—	—	—	—	—	—	—	32	—	32
Vesting of shares issued to employee	—	—	—	—	—	—	100	—	—	100
Vesting of options issued to employees	—	—	—	—	—	—	889	—	—	889
Vesting of restricted stock for services	45,375	—	—	—	—	—	172	—	—	172
Warrant exercised	300,000	—	—	—	—	—	375	—	—	375
Vesting of shares issued	37,783,804	7	100,000	100	754,600	(71)	196,040	(129)	(170,119)	25,828

Mandalay Digital Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	6 Months Ended	6 Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net (loss)/income	$(9,811)	$(11,908)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of discontinued operations, net of taxes	-	1,653
Depreciation and amortization	737	1,037
Amortization of debt discount	-	186
Interest and PIK interest accrued	-	36
Finance costs	-	1,869
Stock and Stock option compensation	1,807	410
Stock issued for services	248	1,803
Warrants issued for services	-	406
Revaluation of contingent liability	-	(603)
Increase / (decrease) in fair value of derivative liabilities	-	811

(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	764	(1,011)
Deposits	(62)	515
Deferred tax assets	2,697	-
Prepaid expenses and other current assets	1	142
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	875	418
Accrued license fees	(1,022)	2,607
Accrued compensation	442	151
Other liabilities and other items	(2,155)	(2,415)

Net cash used in operating activities	(5,479)	(3,893)

Cash flows from investing activities
Purchase of property and equipment	(6)	(31)
Settlement of contingent liability	11	-
Cash used in acquisition of subsidiary	-	(1,287)
Cash acquired with acquisition of subsidiary	-	513
Net cash used in investing activities	5	(805)

Cash flows from financing activities
Repayment of debt obligations	-	(3,657)
Issuance of shares for cash	-	14,924
Warrant exercised	375	-
Net cash provided by financing activities	375	11,267

Effect of exchange rate changes on cash and cash equivalents	9	88

Net change in cash and cash equivalents	(5,090)	6,657

Cash and cash equivalents, beginning of period	21,805	1,149

Cash and cash equivalents, end of period	$16,715	$7,806

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-

Noncash investing and financing activities:

Supplemental disclosure of non-cash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	$-	$238
Common stock of the Company issued for acquisition of subsidiary	$-	$4,449

Mandalay Digital Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1. Organization

Mandalay Digital Group, Inc. (“we”, “us”, “our”, the “Company” or “Mandalay Digital”), formerly NeuMedia, Inc. (“NeuMedia”), formerly Mandalay Media, Inc. (“Mandalay Media”) and formerly Mediavest, Inc. (“Mediavest”), through its wholly-owned subsidiary, Digital Turbine USA, Inc. (“DT USA”), provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s products include mobile application management through DT Ignite, user experience and discovery through DT IQ, application stores and content through DT Content and mobile payments through DT Pay. With global headquarters in Los Angeles, and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available worldwide.

The Company was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc., on February 12, 2008. On September 14, 2007, Mediavest was re-incorporated in the State of Delaware. On November 7, 2007 the Company changed its name to Mandalay Media, Inc. On May 11, 2010, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly formed subsidiary, changing its name to Mandalay Digital Group, Inc.

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

On May 11, 2010, Mandalay Media merged into NeuMedia, with NeuMedia as the surviving corporation.

On December 28, 2011 the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC through its newly formed wholly owned subsidiary, Digital Turbine, Inc. The Company purchased the Digital Turbine LLC assets with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant. On September 19, 2014, the Company changed the name of Digital Turbine, Inc. to Digital Turbine USA, Inc.

On July 27, 2012, the Company formed a wholly-owned Israeli acquisition/holding company, Digital Turbine (EMEA) Ltd. (“DT EMEA”) (formerly M.D.G. Logia Holdings LTD).

On August 15, 2012, the Company amended its charter with the state of Delaware to increase the total number of shares of common stock of the Company to 200,000,000 and the total number of shares of preferred stock of the Company to 2,000,000.

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

On March 28, 2013 and April 9, 2013, the Company filed a Certificate of Amendment and Certificate of Correction of Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Certificate of Amendment, as corrected, became effective as of April 12, 2013.

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

On March 17, 2014, the Company created a new entity in Singapore named Digital Turbine Singapore Pte. Ltd. (“DT Singapore”).

On October 8, 2014, the Company created a new entity in Luxembourg named Digital Turbine Luxembourg S.a r.l. (“DT Luxembourg”).  On October 9, 2014, DT Luxembourg, acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, registered with the district court for Berlin Charlottenberg, Germany ("XYO"), related to mobile application (“app”) recommendation, search and discovery. In addition, DT Luxembourg acquired certain other assets of XYO related to its relationships with carriers.  The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for indemnities related to certain representations and warranties made by XYO and the Founders to DT Luxembourg in the Asset Purchase Agreement.

On October 13, 2014, the Company created a new entity in Germany named Digital Turbine Germany GmbH. (“DT Germany”).

2. Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. In fiscal year 2014, the Company raised $33.3 million, through equity financings. Our current cash resources appear to be sufficient to fund our planned operations for at least the next twelve months.

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

3. Acquisitions

DT APAC

On April 12, 2013, Mandalay Digital, through its indirect wholly owned subsidiary DT APAC, acquired all of the issued and outstanding stock of Mirror Image Australia Holdings, which directly or indirectly owns subsidiaries Mirror Image Access (Australia) Pty Ltd, MIA Technology Australia Pty Ltd and MIA Technology IP Pty Ltd.

The purpose of the DT APAC acquisition was an effort not only to build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the IP acquired in the purchase.

The acquisition of DT APAC was capitalized through a combination of intercompany debt and the issuance of equity.

The purchase consideration for the transaction was comprised of cash, a note, and common stock of the Company, as follows:

(1)	At closing AUD 1,220 in cash, translated to $1,287 for U.S. GAAP reporting purposes;

(2)	Convertible Note payable of AUD 2,280, translated to $2,404;

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

The amortization period for the intangible assets acquired in the DT APAC transaction is as follows:

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

Revenue Recognition

The Company’s revenues are derived primarily from transactions with the carriers’ customers (end users).  The Company shares revenue’s from the end user with the carrier.  The end user transactions are processed by the Company’s software services which are as follows: processing of content purchases through the use of our billing software (“DT Pay”), use or hosting of application management services (“DT Ignite”), managed services (“DT Content”), and cross-platform content management, recommendation, and search functionality (“DT IQ”). The Company’s products are sold mainly to wireless carriers. The licensed software enables the wireless carriers to market and deliver content and mobile applications to end users. The Company bills the wireless carrier based on monthly transactional reporting and other fees earned upon delivery of the product to the wireless carrier.

The Company utilizes its reporting system to capture and recognize revenue to carriers.  Determination of the appropriate amount of revenue recognized is based on the Company’s reporting system, but it is possible that actual results may differ from the Company’s estimates once the reports are reconciled with the customer. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Revenues earned from certain carriers may not be reasonably estimated. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by country, by carrier and by product line on a regular basis to identify unusual trends such the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

In accordance with FASB ASC 605-45, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s products, images or games. The Company has evaluated its carrier agreements and has determined that it is the principal when selling its products, images or games through carriers. Key indicators that it evaluated to reach this determination include:

•

end users subscribe directly with the carriers, but the Company is responsible for providing the service and first level customer support including all interaction with regard to content delivery issues and are generally viewed as the primary obligor of the content by the subscribers;

•

carriers generally have control over the types of content that they offer to their subscribers, but the Company has the supplier relationships, manages all services offered and determines the actual offerings;

•

the Company has the credit risk, while carriers are directly responsible for billing and collecting fees from their subscribers. Customer refunds, bad debt allowances for uncollectible fees, and customer service fees are directly charged back to the Company;

•

the Company has compliance risks, as it is required to be compliant with the carrier’s guidelines, policies and codes of conduct and the regulation applicable to mobile services. This includes requirements related to the supply of mobile premium services, such as the collection, storage and handling of personal information.

In addition to its share of revenues from end users, the Company may receive fees from the carriers relating to the initial set-up of the arrangements with the carriers. Set-up activities may include customization and future updates of the Ignite application. The Company has determined that certain set-up activities are within the scope of FASB ASC 985-605, Software Revenue Recognition and, accordingly, the Company applies the provisions of ASC 985-605 to the software components. As a result, the Company typically defers recognition of the set-up fee until all elements of the arrangement have been delivered. In those instances where the set-up fee covers ongoing support and maintenance, the fee is deferred and amortized over the term of the carrier agreement.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Potentially dilutive shares	1,676,071	1,717,450	1,277,470	1,847,304

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

Restricted Cash

The Company maintains a restricted deposit account with its financial institution to secure its credit card program.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Deposits

As of September 30, 2014, the Company has deposits of $86 comprised of facility and equipment lease deposits, as compared to $24 as of March 31, 2014.

Content Provider Licenses

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to content owners for the use of their intellectual property in the distribution of music, games and other content services, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid, or, in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

Carrier Revenue Share

Revenues generated from advertising via direct Cost-Per-Install or CPI arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of goods sold.  In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers.

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

Advertising Expenses

The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $248 and $77 in the six months ended September 30, 2014 and 2013, respectively. Advertising expense for discontinued operations was $0 and $4 for the six months ended September 30, 2014 and 2013, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of September 30, 2014 and March 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gains of $70 and $438 in the six months ended September 30, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. Most of our sales are made directly to large national mobile phone carriers in the countries that we operate. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2014, three major customers represented approximately 41.3%, 12.7% and 11.5% of our gross accounts receivable outstanding, and 49.1%, 13.4% and 7.3% of our gross accounts receivable outstanding as of March 31, 2014, respectively. These three customers accounted for 58.5%, 14.9% and 3.5% of our gross revenues during the six month period ended September 30, 2014 and 38.5%, 25.5% and 3.9% of our gross revenues during the six month period ended September 30, 2013.

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

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended September 30, 2014.

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

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in trade names as the Company has rebranded its acquisitions, DT EMEA and DT APAC, under the Digital Turbine name. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended September 30, 2014,

Income Taxes

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

In the past the Company granted restricted stock subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. Unvested restricted stock entitles the grantees to dividends, if any, with voting rights determined in each agreement. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the Company’s judgment of likely future performance and the Company’s stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on the Company’s judgment of likely future performance and may be adjusted in future periods depending on actual performance.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2014	—	—	—	—
March 31, 2014	$238	—	—	$238

Measured at Fair Value on a Recurring Basis

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of March 31, 2014 was determined to be $238. The contingent liability was settled in the period ended June 30, 2014, as reflected in Note 11 below.

The Company did not identify any recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6. Accounts Receivable

	September 30,	March 31,
	2014	2014
Billed	$3,072	$3,629
Unbilled	1,265	1,473
Net accounts receivable of continuing operations	$4,337	$5,102
Net accounts receivable of discontinued operations	$—	$—

The Company had no significant write-offs or recoveries during the six months ended September 30, 2014 and 2013, respectively.

7. Property and Equipment

	September 30,	March 31,
	2014	2014
Equipment	$525	$561
Furniture & fixtures	39	39
Leasehold improvements	18	27
	582	627
Accumulated depreciation	(160)	(162)
Net Property and Equipment of continuing operations	$422	465
Net Property and Equipment of discontinued operations	$—	$—

Depreciation expense for continuing operations was $48 and $39 in the six months ended September 30, 2014 and 2013, respectively. Depreciation expense for discontinued operations was $0 and $24 in the six months ended September 30, 2014 and 2013, respectively.

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The 2011 Plan reserves 20,000,000 shares for issuance, of which 15,973,185 remain available for issuance as of September 30, 2014. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the 2011 Plan for the periods or as of the dates indicated:

Options

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value
Outstanding, March 31, 2013	60,000	$4.65	9.99	—
Granted	2,840,000	$3.33	—
Forfeited/Canceled	(151,860)	$3.96	—
Exercised	—	$—	—
Outstanding, March 31, 2014	2,748,140	$3.32	9.46	$2,080
Granted	1,119,200	$4.13	—
Forfeited/Canceled	(478,587)	$3.10	—
Exercised	—	$—	—
Outstanding, September 30, 2014	3,388,753	$3.62	9.22	$3,309
Vested and expected to vest at September 30, 2014	2,436,599	$3.65	9.18	$2,310
Exercisable, September 30, 2014	489,448	$3.80	8.83	$385

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Remaining	Number of	Exercise	Remaining
Exercise Price	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$2.50 - 2.75	911,000	$2.61	9.07	110,167	$2.65	9.08
$2.76 - 2.85	372,836	$2.83	9.01	33,180	$2.83	9.01
$3.85	112,302	$3.85	8.84	44,146	$3.85	8.84
$4.00	714,554	$4.00	9.52	85,173	$4.00	8.75
$4.05 - 4.11	589,061	$4.10	9.64	34,449	$4.06	8.75
$4.23 - 4.5	579,000	$4.43	8.88	152,333	$4.48	8.75
$4.65 - $5.89	110,000	$5.21	9.16	30,000	$4.65	8.49
	3,388,753			489,448

On September 27, 2007, the stockholders of the Company adopted the 2007 Employee, Director and Consultant Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 3,000,000 shares or equivalents of common stock of the Company as incentive stock options (“ISO’s”), non-qualified options (“NQO’s”), stock grants or stock-based awards to employees, directors or consultants, except that ISO’s shall only be issued to employees. Generally, ISO’s and NQO’s shall be issued at prices not less than fair market value at the date of issuance, as defined, and for terms ranging up to ten years, as defined. All other terms of grants shall be determined by the board of directors of the Company, subject to the 2007 Plan.

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

The following table summarizes options granted under the 2007 Plan for the periods or as of the dates indicated:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 31, 2013	959,670	$9.00
Granted	—	—
Vested	—	—
Exercised	(240,000)	$9.59
Outstanding at March 31, 2014	719,670	$11.58
Granted	—	—
Vested	—	—
Exercised	—	—
Outstanding at September 30, 2014	719,670	$11.58

The Company’s 2007 Plan did not contain nonvested options as of September 30, 2014 and March 31, 2014.

Total stock compensation expense for the Company’s 2007 Plan and 2011 Plan, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 13 regarding restricted stock:

	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013
Product development	$—	$—
Sales and marketing	—	—
General and administrative	2,038	926
	$2,038	$926

9. Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588
Acquisition	1,182
Goodwill attributable to discontinued operations	142
Adjustment to goodwill for tax	209
Balance at March 31, 2014	$4,837
Adjustment to goodwill for purchase price allocation	1,472
Balance at June 30, 2014	$6,309
No activity	-
Balance at September 30, 2014	$6,309

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. In the period ended June 30, 2014, we finalized the purchase price allocation of DT APAC, which resulted in an adjustment to goodwill of $1,472. There were no changes to goodwill in the three month period ended September 30, 2014.

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

The components of intangible assets as at September 30, 2014 and March 31, 2014 were as follows:

	As of September 30, 2014
		Accumulated
	Cost	Amortization	Net
Software	$4,217	$(1,791)	$2,426
Customer list	5,055	(807)	4,248
License agreements	354	(115)	239
	$9,626	$(2,713)	$6,913

	As of March 31, 2014
		Accumulated
	Cost	Amortization	Net
Software	$6,637	$(1,369)	$5,268
Customer list	4,107	(577)	3,530
License agreements	354	(78)	276
	$11,098	$(2,024)	$9,074
Discontinued operations	$3,278	$(3,050)	$228

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the six month period ended September 30, 2014 and 2013, the Company recorded amortization expense in the amount of $689 and $859, respectively, in cost of revenues for continuing operations and $0 and $116 for discontinued operations, respectively.

Based on the amortizable intangible assets as of September 30, 2014, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending September 30,	Expense
(in thousands)
2015	$1,377
2016	1,376
2017	1,363
2018	860
2019	460
Future	1,477
$6,913

Below is a summary of intangible assets for the period March 31, 2013 through September 30, 2014:

Intangible
Assets
Balance as of March 31, 2013	$4,757
Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Amortization of intangibles	(1,769)
Balance as of March 31, 2014	$9,074
Amortization of intangibles	(345)
Purchase price allocation adjustment	(1,472)
Balance as of June 30, 2014	$7,257
Amortization of intangibles	(344)
Balance as of September 30, 2014	$6,913

11. Debt

Contingent Liabilities

	September 30,	March 31,
	2014	2014
Contingent Liabilities
Contingent liability, net of discount of $0 and $762, respectively	$—	$238

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

12. Capital Stock Transactions

Preferred Stock

There are 200,000 shares of Series A Convertible Preferred Stock (“Series A”) authorized and 100,000 shares, issued and outstanding. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an as if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an as if-converted basis.

Common Stock and Warrants

In April 2014, the Company issued 50,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $188.

In July 2014, the Company issued 35,000 shares of common stock of the Company to two directors for services.  The shares vest over one year.  The fair value of the shares on the date of issuance was $135.

In July 2014, the Company issued 10,375 shares of common stock of the Company to directors holding committee positions within the board.  The shares vest over one year.  The fair value of the shares on the date of issuance was $42

In September 2014, the Company issued 300,000 shares of common stock of the Company to a service provider for the exercise of 300,000 warrants granted in January 2011.

Restricted Stock Agreements

From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. In many cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 12, 2014 and June 25, 2014 respectively, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy which includes the Company’s board of directors and Chief Executive Officer.

Performance and Market Condition RSAs

On December 28, 2011, the Company issued 3,170 restricted shares with vesting criteria based on both performance and market conditions.

On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested.

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

Time Condition RSAs

On various dates during the years ended March 31, 2014 and March 31, 2013, the Company issued 254 and 365 restricted shares with vesting criteria based on time conditions. During the years ended March 31, 2014 and March 31, 2013, the Company expensed $1,561 and $2,144 related to time condition RSAs, respectively. During the six month period ended September 30, 2014, the Company expensed $448. As of September 30, 2014, 163 remain unvested.

The following table summarizes all RSA activity:

		Weighted
		Average
	Number of	Grant Date
(thousands, except grant date fair value)	Shares	Fair Value
Unvested at March 31, 2013	2,632	$3.27
Granted	254	3.69
Canceled	—	—
Vested	(1,521)	3.39
Unvested at March 31, 2014	1,365	$3.23
Granted	—	—
Canceled	—	—
Vested	(59)	2.73
Unvested at September 30, 2014	1,306	$3.21
Granted	45	3.90
Canceled	—	—
Vested	(49)	3.47
Unvested at September 30, 2014	1,302	$3.23

All restricted shares, vested and unvested, cancelable and uncancelled, have been included in the outstanding shares as of September 30, 2014.

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

As of September 30, 2014, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal, Australian and Israeli income taxes, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2014.

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

15. Segment and Geographic information

The Company operates in one reportable segment in which it provides end to end mobile content solutions for wireless carriers and OEMs. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the six month periods ended September 30, 2014 and 2013, and net property and equipment for the periods ended September 30, 2014 and March 31, 2014:

	North			Other
	America	EMEA	APAC	Regions	Consolidated
Six Months ended September 30, 2014
Net sales to unaffiliated customers	592	1,358	9,066	—	$11,016
Property and equipment, net at September 30, 2014	65	36	321	—	$422
Six Months ended September 30, 2013
Net sales to unaffiliated customers	—	2,266	9,277	—	$11,543
Property and equipment, March 31, 2014	68	70	327	—	$465

16. Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2022.

Following is a summary of future minimum payments under initial terms of leases as of:

Twelve month period ending September 30,
2015	$297
2016	293
2017	270
2018	300
2019	300
Thereafter	900
Total minimum lease payments	$2,360

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $296 and $244, for the six months ended September 30, 2014 and 2013, respectively.

Other Obligations

As of September 30, 2014, the Company was obligated for payments under various employment contracts with initial terms greater than one year at September 30, 2014. Annual payments relating to these commitments at September 30, 2014 are as follows:

Twelve month period Ending September 30,
2015	$1,300
2016	750
Total minimum payments	$2,050

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

On November 25, 2013, the Israeli Supreme Court ordered the parties to submit their position as to whether the defendant (applicant) has a right to appeal the Israeli District’s Court decision or must request the Israeli Supreme Court to grant a right to appeal.

On December 25, 2013, after reviewing the parties’ positions, the Israeli Supreme Court ordered the respondents (Cellcom, Logia, Ethrix) to submit their response to defendant’s petition to grant the right to appeal, by January 26th, 2014. Appellant responded thereafter and the appeal is now under review and pending judgment. Usually, in petitions such as this the Israeli Supreme Court makes a judgment based on the parties’ written responses. Such judgment may take between several weeks to several months.

The Company is subject to various claims and legal proceedings arising in the normal course of business. Based on the opinion of the Company’s legal counsel, management believes that the ultimate liability, if any in the aggregate of other claims will not be material to the financial position or results of operations of the Company for any future period; and no liability has been accrued.

17. Subsequent Events

On October 9, 2014, the Company, through its indirect wholly owned subsidiary organized under the laws of Luxembourg, Digital Turbine Luxembourg SARL (“DT Luxembourg”), acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, registered with the district court for Berlin Charlottenberg, Germany ("XYO"), related to mobile application (“app”) recommendation, search and discovery. In addition, DT Luxembourg acquired certain other assets of XYO related to its relationships with carriers.

The acquisition was effected pursuant to an Asset Purchase Agreement dated October 8, 2014 (the “Asset Purchase Agreement”) by and among DT Luxembourg, XYO, Salisbury Investments UG, Miau Capital Unternehmergesellschaft and Rudolfix Software Insights UG (each a “Founder” and together, the “Founders”).

The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for indemnities related to certain representations and warranties made by XYO and the Founders to DT Luxembourg in the Asset Purchase Agreement.

On November 13, 2014, the Company entered into an Agreement and Plan of Merger (the “ Merger Agreement”) with DTM Merger Sub, Inc., a newly-formed wholly-owned subsidiary of the Company (“Merger Sub ”), Appia, Inc. (“ Appia ”), and Shareholder Representative Services LLC, as the stockholder representative, pursuant to which Merger Sub will merge with and into Appia on the terms and subject to the conditions set forth in the Merger Agreement (the “ Merger ”), with Appia surviving as a wholly-owned subsidiary of Mandalay Digital and its name being changed to Digital Turbine Media, Inc. The Merger is expected to close in the first quarter of calendar 2015, subject to satisfaction of conditions, including a stockholder vote.  The aggregate number of shares to be issued in Merger is estimated to be approximately 19 million (subject to various adjustments), plus assumption of approximately $10 million of Appia indebtedness.

Management evaluated subsequent events after the balance sheet date of September 30, 2014 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2014. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Mandalay Digital” or the “Company” refer to the business and operations of Mandalay Digital Group, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (formerly MDG Logia Holdings Ltd)(“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), and Digital Turbine Singapore Pte Ltd (“DT Singapore”), collectively “DT”, as well as its recently sold subsidiary, Twistbox Entertainment, Inc. (“Twistbox”).

Mandalay Digital Group, Inc., through DT, provides end to end mobile content solutions for wireless carriers and Original Equipment Manufacturers (OEMs) globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through DT Ignite, user experience and discovery through DT IQ, white labeled mobile storefront, and content management solutions through DT Content and mobile payments with direct operator billing through DT Pay. With global headquarters in Los Angeles, California and offices throughout the U.S., Asia Pacific and EMEA, Mandalay Digital’s solutions are available worldwide.

Historical Operations of Mandalay Digital Group, Inc.

Mandalay Digital was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises, Inc., a New Jersey corporation and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 11, 2010, the Company changed its name to NeuMedia, Inc.

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

In December 2011, the Company, through its wholly owned subsidiary Digital Turbine, Inc., purchased the assets of Digital Turbine LLC. The Company subsequently re-branded the assets as “DT IQ”. On September 19, 2014, the Company changed the name of Digital Turbine, Inc. to Digital Turbine USA, Inc.

Since the acquisition of the DT IQ product into DT, and subsequent acquisitions of DT EMEA and DT APAC the Company has acquired, rebranded, enhanced and commercialized products which include DT Ignite, DT Pay, and DT Content.

SUMMARY OF THE TWISTBOX MERGER

The Company entered into an Agreement and Plan of Merger on December 31, 2007, as subsequently amended with Twistbox Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Twistbox Entertainment, Inc. (“Twistbox”), and Adi McAbian and Spark Capital, L.P., as representatives of the stockholders of Twistbox, pursuant to which acquisition sub merged with and into Twistbox, with Twistbox as the surviving corporation (the “Merger”). The Merger was completed on February 12, 2008.

On February 13, 2014, we sold all of the operating subsidiaries comprising Twistbox.

SUMMARY OF THE AMV ACQUISITION

On October 23, 2008, the Company consummated the acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company and 80% of the issued and outstanding share capital of Fierce Media Limited, United Kingdom private limited company.

On June 21, 2010, we sold all of the operating subsidiaries comprising AMV.

SUMMARY OF THE DIGITAL TURBINE (DT USA) ACQUISITION

On December 28, 2011, the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC through its newly formed wholly-owned subsidiary, Digital Turbine, Inc. The Company purchased Digital Turbine LLC assets with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant. On September 19, 2014, the Company changed the name of Digital Turbine, Inc. to Digital Turbine USA, Inc.

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

The purpose of the DT EMEA acquisition was to build on the Company’s current distribution network, and to enhance its mobile content infrastructure with DT Ignite. DT Ignite is an application management platform that enables mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. In addition, DT Ignite allows mobile operators and OEMS to obtain a new advertising revenue stream from pre and post installations.

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

DT APAC is a leading mobile solutions provider based in Australia. DT APAC has extensive content licenses with major brands, as well as a proprietary content management and billing integration system (“Sphere”). DT APAC through an Application Programming Interface (API), enhances experiences on connected devices by enabling the delivery of content and applications to multiple devices, across any network, in any format, effectively integrating the infrastructure of mobile operators to content publishers to facilitate mobile commerce (“DT Content”). DT Content uses the Sphere platform toenable carriers, media companies and brands to work together.

SUMMARY OF THE XYO (DT GERMANY and DT LUXEMBOURG) ASSET ACQUISITION

On October 8, 2014, the Company formed a new entity, Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”).  On October 9, 2014, DT Luxembourg, acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, registered with the district court for Berlin Charlottenberg, Germany ("XYO"), related to mobile application (“app”) recommendation, search and discovery. In addition, DT Luxembourg acquired certain other assets of XYO related to its relationships with carriers.  The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for indemnities related to certain representations and warranties made by XYO and the Founders to DT Luxembourg in the Asset Purchase Agreement.

On October 13, 2014, the Company formed a new entity, Digital Turbine Germany GmbH (“DT Germany”), as a subsidiary of DT Luxembourg.  The entity will market and support the Company’s products.

Company Overview

Since the acquisition of the DT IQ product into DT, and the subsequent acquisitions of DT EMEA and DT APAC, the Company has acquired, rebranded, enhanced and commercialized products which include DT Ignite, DT Pay, and DT Content.

DT provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through our product, DT Ignite, user experience and discovery through our product, DT IQ, white labeled mobile storefront, and content management solutions through our product, DT Content, and management and mobile payments with direct operator billing through our product, DT Pay.

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

IQ App Drawer organizes your applications for you by category, as well as providing more traditional alphabetical and search based methods.  DT IQ Search is a User Experience and User Interface that enables customers to search and discover content from various sources including social media, search engines, and applications. IQ App Drawer and DT IQ Search monetize content through increased content sales and leveraging IQ’s recommendation engine to recommend the right applications to the right consumers through its cost-per-install or CPI commercial model.

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

DT Pay is an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via their carrier billing. DT Pay has been launched in Australia and Italy.

Mandalay Digital’s divestiture of Twistbox Entertainment in the fiscal 2014 fourth quarter is reflected as discontinued operations in this Report. All periods presented have been revised to reflect this presentation. Unless otherwise noted, all discussions in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS

(in thousands)

	3 Months Ended	3 Months Ended		6 Months Ended	6 Months Ended
	September 30,	September 30,	% of	September 30,	September 30,	% of
	2014	2013	Change	2014	2013	Change
	(in thousands)
Revenues	$5,462	$6,759	-19.2%	$11,016	$11,543	-4.6%
Cost of revenues	3,661	4,375	-16.3%	7,801	7,492	4.1%

Gross profit	1,801	2,384	-24.5%	3,215	4,051	-20.6%

SG&A	6,446	6,236	3.4%	12,540	11,996	4.5%

Operating loss	(4,645)	(3,852)	20.6%	(9,325)	(7,945)	17.4%

Interest expense, net	(131)	(194)	-32.5%	(128)	(1,633)	-92.2%
Foreign exchange transaction gain / (loss)	(1)	27	-103.7%	(7)	56	-112.5%
Change in fair value of warrant derivative liabilities gain / (loss)	-	(811)	-100.0%	-	(811)	-100.0%
Gain/ (loss) on disposal of fixed assets	-	4	-100.0%	2	2	0.0%
Loss on extinguishment of debt	-	(442)	-100.0%	-	(442)	-100.0%
Gain / (loss) on settlement of debt	-	33	-100.0%	(10)	33	-130.3%
Other income	3	-	0.0%	12	-	0.0%
Loss on change on valuation of long term contingent liability	-	603	-100.0%	-	603	-100.0%

Loss before income taxes	(4,774)	(4,632)	3.1%	(9,456)	(10,137)	-6.7%
Income tax provision	427	85	402.4%	355	2	17650.0%

Loss from continuing operations	(5,201)	(4,717)	10.3%	(9,811)	(10,139)	-3.2%

						0.0%
Loss on disposal of discontinued operations, net of taxes	-	(1,505)	-100.0%	-	(1,769)	-100.0%

Net (loss)/profit	(5,201)	(6,222)	-16.4%	(9,811)	(11,908)	-17.6%

Basic and Diluted weighted average shares outstanding	37,504	25,232	48.6%	37,464	22,636	65.5%

Comparison of the Three and Six Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Revenues by type:
Content	$2,548	$3,493	-27.1%	$5,232	$5,661	-7.6%
Billing	2,049	2,528	-18.9%	4,677	4,457	4.9%
Advertising	641	204	214.2%	682	451	51.2%
Services	223	532	-58.1%	425	973	-56.3%
			0.0%

Total	$5,462	$6,759	-19.2%	$11,016	$11,543	-4.6%

During the three and six months ending September 30, 2014, there was an overall decrease in revenue as compared to the three and six months ending September 30, 2013 , driven primarily by a reduction in Content revenues.  Billing revenues increased for the six months ended September 30, 2014 as a result of the addition of new customers.  Advertising revenues for the three and six month periods increased, which was comprised of one-time set up fees, as well as DT Ignite and DT IQ CPI revenue.

Cost of Revenues

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Cost of revenues:
License fees and revenue share	$3,316	$3,919	-15.4%	$7,112	$6,633	7.2%
Other direct cost of revenues	345	456	-24.3%	689	859	-19.8%
Total cost of revenues	$3,660	$4,375	-16.3%	$7,801	$7,492	4.1%
Revenues	$5,462	$6,759	-19.2%	$11,016	$11,543	-4.6%
Gross margin	32.99%	35.27%		29.18%	35.09%

License fees mainly represent costs payable to content providers for use of their intellectual property in the products sold.  Revenue share represents the portion of revenues generated from advertising via the DT Ignite and DT IQ products that is payable to the carriers. Cost of revenues decreased somewhat consistently with the decrease in revenues. However, due to the change in sales mix, primarily the increase in Billing revenues and decrease in Service revenues, gross margin has decreased from the previous year. Gross margin for the three months ended September 30, 2014 was favorable to the six month period due to the increase in Advertising revenue in the quarter

Operating Expenses

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Product development expenses	$2,155	$2,407	-10.5%	$4,114	$3,995	3.0%
Sales and marketing expenses	743	536	38.6%	1,504	909	65.5%
General and administrative expenses	3,548	3,293	10.9%	6,922	7,092	-2.4%

Product development expenses include campaign management, the development and maintenance of the DT IQ and DT Ignite products, as well as the costs to support DT Pay and DT Content through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel.

 Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns.

Selling and production costs have decreased in conjunction with our decrease in revenues, and costs associated with bringing Digital Turbine products to market.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock based compensation and depreciation expense. The increase in general and administrative expense was due primarily due to the increase in stock based compensation in the three months ended September 30, 2014.

Other Income and Expenses

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Interest and other (expense)	(131)	(194)	-32.5%	(128)	(1,633)	-92.2%
Foreign exchange transaction gain / (loss)	(1)	27	-103.7%	(7)	56	-112.5%
Change in fair value of accrued derivative liabilities loss	-	(811)	-100.0%	-	(811)	-100.0%
Loss on disposal of fixed assets	0	4	-100.0%	2	2	0.0%
Other income	3	-	0.0%	12	-	0.0%
Loss on extinguishment of debt	-	(442)	-100.0%	-	(442)	-100.0%
Gain / (loss) on settlement of debt	-	33	-100.0%	(10)	33	-130.3%
Loss on change on valuation of long term contingent liability	-	603	-100.0%	-	603	-100.0%

Interest and other expense includes interest income on invested funds, interest expense, and financing costs as incurred by the Company. These expenses were significantly higher in the six months ended September 2013 due to repayment of debt.  Other expenses include foreign exchange transaction gains and losses.

Financial Condition

Assets

Our current assets totaled $21.7 million and $27.5 million at September 30, 2014 and March 31, 2014, respectively. Total assets were $36 million and $45.1 million at September 30, 2014 and March 31, 2014, respectively. The decrease in current assets is primarily due to the decrease in cash for operating expenses.

Liabilities and Working Capital

At September 30, 2014, our total liabilities were $10 million, compared to $12.1 million at March 31, 2014. The change in liabilities was mainly due to the decrease of deferred tax liabilities, accrued license fees, and other current liabilities of $3.2 million, offset by an increase in accounts payable and accrued compensation of $1.3 million combined. The Company had positive working capital of $11.6 million and $15.6 million at September 30, 2014 and March 31, 2014, respectively, for a decrease of $3.9 million of working capital. This is mainly comprised of a decrease in cash, offset by a decrease in total current liabilities.

Liquidity and Capital Resources

	Three Months Ended September 30,		% of	Six Months Ended September 30,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	(26)	13	-300.0%	6	31	-80.6%
Cash flows used in operating activities	2,344	2,299	2.0%	5,479	3,893	40.7%
Cash flows used in investing activities	1	-	0.0%	0	(0)	-293.6%
Exercise of warrants	(375)	-	0.0%	(5,479)	(8,324)	-34.2%
Settlement of contingent liability	(1)	-	0.0%	(11)	-	0.0%
Cash acquired with acquisition of subsidiary	-	-	0.0%	-	(513)	-100.0%
Cash used in acquisition of subsidiary	-	-	0.0%	-	1,287	-100.0%
Repayment of debt obligations	-	3,657	-100.0%	-	3,657	-100.0%
Issuance of shares for cash	-	(12,224)	-100.0%	-	(14,924)	-100.0%
Loss on exchange rate changes on cash and cash equivalents	30	2	1400.0%	(9)	(88)	-89.8%

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

Operating Activities

During the six months ended September 30, 2014, cash decreased $5.1 million. Net cash used in operating activities increased by $1.5 million during the same time period.  The increase is comprised of a decrease in accrued license fees and other liabilities of $3.2 million, offset by an increase of $3.7 million in deferred tax assets, accounts receivable and prepaid expense and an increase in accounts payable and accrued compensation of $1.3 million. These changes are related to the loss for the period, but exclude depreciation and amortization of $0.74 million, as well as a $2.1 million expense for stock compensation, stock options and stock issued for services.  The Company also received $0.4 million in cash for warrants exercised.

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

Stock Sales, Warrants and Liquidity

In April 2014, the Company issued 50,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11 of the Financial Statements included in this Report. The fair value of the shares on the date of issuance was $188.

In July 2014, the Company issued 35,000 shares of common stock of the Company to two directors for services.  The shares vest quarterly over one year.  The fair value of the shares on the date of issuance was $135.

In July 2014, the Company issued 10,375 shares of common stock of the Company to directors holding committee positions within the board.  The shares vest quarterly over one year.  The fair value of the shares on the date of issuance was $42.

In September 2014, the Company issued 300,000 shares of common stock of the Company to a service provider for the exercise of 300,000 warrants granted in January 2011.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of DT, including its subsidiaries, DT USA, DT EMEA, DT APAC, DT Germany and DT Singapore.

DT APAC generates revenues from mobile phone carriers that market, distribute and/or bill for their content, through the use of our DT Content and DT Pay products. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download DT APAC content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT APAC a contractual percentage of their collected fee for each transaction. DT APAC recognizes as revenues the percentage of the fees due to them from the carrier. End users may also initiate the purchase of DT APAC content through other delivery mechanisms, with third parties being responsible for billing, collecting and remitting to DT APAC a portion of their fees.

DT EMEA generates revenues from services provided to mobile phone carriers. DT EMEA manages the mobile operators’ platform. DT EMEA recognizes based on revenues the percentage of the fees due to them from the carrier. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT EMEA a contractual percentage of their collected fee for each transaction.

 DT USA, DT APAC, DT EMEA, DT Germany and DT Singapore also generate revenues from the sale of advertising delivered via the DT Ignite and DT IQ products. The Company may also receive set up fees and per device license fees for DT Ignite and DT IQ.  Once DT Ignite or DT IQ is launched on the mobile phone carrier’s platform, revenues can be generated from advertising via  Cost-Per-Install (CPI) arrangements directly with application developers, or indirectly through advertising aggregators (ad networks).  In addition, the Company’s carrier partners may source advertising via CPI arrangements, which would then generate a revenue share back to the Company. While the sales mix of the advertising via DT Ignite and DT IQ may change based on these three scenarios, the gross profit result to the Company remains the same.

To date, DT EMEA has generated revenues mainly in Israel and Europe. DT APAC has generated revenues mainly in Australia, Singapore and Indonesia.  DT USA has generated revenues mainly in the U.S.that are generated mainly from DT Ignite and DT IQ.

We believe that the improved quality and greater availability of smartphones is encouraging consumer awareness and demand for high quality applications and content on their mobile devices. At the same time, carriers and branded content owners are focusing on a small group of enablers that have the ability to provide high-quality mobile content services consistently and cost-effectively and to enable mobile billing across a wide variety of handsets in countries around the world. Additionally, publishers and content owners are seeking enablers that have the ability to distribute content globally through relationships with most or all of the major carriers. We believe our Company has created the requisite development, distribution and billing technology and has achieved the scale to operate at a level that provides it with competitive advantages as an enabler. We also believe that leveraging existing carrier and publisher relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs. Our revenue growth rate will depend significantly on revenues generated from the sale of content and applications, from advertising via Cost-Per-Install or CPI arrangements with third party application developers from continued growth in the mobile content market, from our ability to leverage our distribution and content relationships, and from our ability to expand billing for content in new regional markets. Because many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season, and because many end users download our content soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and content purchases, much of this holiday impact may occur in the March quarter end. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our September quarter end. In addition to these possible seasonal patterns, our revenues may be impacted by declines in users visiting carrier portals, new or changed carrier deals, or changes in the manner that our major carrier partners market our content on their platform. Initial spikes in revenues as a result of successful launches or campaigns may create further aberrations in our revenue patterns.

Cost of Revenues

Our Company’s cost of revenues has historically consisted primarily of royalties that we pay to content providers from which we license brands and other intellectual property. Our cost of revenues also include a share of revenues payable to wireless carriers for the installation of applications, which are generated through advertising via Cost-Per-Install or CPI arrangements.  In addition, certain other direct costs such as platform, hosting and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses— such as amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay royalties advances to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet at the time payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility incurred throughout the development process, and we include these costs in product development expenses.

Gross Margin

Our gross margin is determined principally by our product mix, including DT Ignite, DT IQ, DT Content and DT Pay, each of which have differing gross margins. Gross margins realized by the Company related to our DT Ignite and DT IQ products are mixed depending on whether advertising deals are done directly with application developers or through ad networks or via the Company’s carrier partners.  When advertising deals are done directly between the Company and the application developer or directly with the ad network, the gross margin is determined by terms of the revenue share with the carrier.  When the advertising deal is sourced via the carrier, the gross margin is 100%, as revenues are remitted net of carrier revenue share.  Content that is sourced for distribution that is based on licensed intellectual property requires us to pay royalties to the licensor and these royalty rates can vary significantly. Our in-house developed content, which is based on the Company’s owned intellectual property, requires no royalty payments to third parties. Branded content requires royalty payment to the licensors of the content, generally on a revenue share basis.  There are multiple internal and external factors that affect the mix of revenues derived from our products, including consumer trends.  Changes in the mix of revenues can impact the Company’s gross margin. Our gross margin is also affected by changes in direct costs such as platform and third party delivery charges, and by changes in periodic charges for prepaid royalties and guarantees, particularly on a quarterly basis.

 Operating Expenses

Our operating expenses primarily include product development expenses, sales and marketing expenses and general and administrative expenses. Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms.  Operating expenses also include payments to third parties for developing our product, and facilities costs. We devote substantial resources to the development, technology support, and quality assurance of our products.

Sales and Marketing

Sales and marketing expenses, consist primarily of salaries, benefits and incentive compensation for sales, business development, and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our content and expand our business.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business, capital raises and our operation as a public company.

Amortization of Intangible Assets

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of September 30, 2014 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following process contains material weaknesses as of September 30, 2014:

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

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of September 30, 2014 described above, as follows:

1.	Implementing comprehensive ERP software across the business to consolidate financial reporting and to standardize internal and accounting controls;
2.	Realigning accounting responsibilities to provide additional technical resources to analyze the accounting for complex, non-routine transactions.

The Company expects certain remediation efforts to be completed during the fiscal year ending March 31, 2015.

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

Changes in Internal Controls over Financial Reporting

Other than the recent change of our Chief Financial Officer on July 8, 2014, as reported on our Current Report on Form 8-K filed on July 9, 2014, and the appointment of our Principal Accounting Officer on September 12, 2014, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1 (A).	Risk Factors.

Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report of the Form 10-K, as amended, for the year ended March 31, 2014 other than as follows:

Our Revenues May Fluctuate Significantly Based on Mobile Device Sell-Through, Over Which We Have No Control

A significant portion of our revenue is impacted by the level of sell-through of mobile devices on which our software is installed.   Demand for mobile devices sold by carriers varies materially by device, and if our software is installed on devices for which demand is lower than our expectations --a factor over which we have no control as we do not market mobile devices --our revenues will be impacted negatively, and this impact may be significant.  As our software is deployed on a diversified universe of devices, this risk will be mitigated, as the relative performance of one device over another devise will have less impact on us, but until we achieve diversification in our device installations, we will continue to be subject to revenue fluctuations based on devise sell-through, and such fluctuations can be material.  Further, it is difficult to predict the level of demand for a particular device, making our revenue projections correspondingly difficult.  These issues can be ameliorated as we gain more significant carrier relationships and conversely these issues can be exacerbated with, as presently, a limited number of such relationships.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2014, the Company issued 300,000 shares of common stock of the Company to a service provider for the exercise of 300,000 warrants granted in January 2011.

We relied on Section 4(2) and/ or Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation and/or the transactions met the requirements of Section 3(a)(9) of the Securities Act.

Item 3.	Defaults.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1

Employment Agreement effective September 9, 2014 between the Company and William Stone (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2014).†

31.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William Stone, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.*(1)

32.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.*(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
†	Management Compensatory Plan or Arrangement
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

Mandalay Digital Group, Inc.

Dated: November 14, 2014	By:	/s/ William Stone
William Stone
Chief Executive Officer