Form 10-K/A
period 2014-03-31
Mandalay Digital Group, Inc.
filed 2015-01-08
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) of Mandalay Digital Group, Inc. (the “Company”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2014 (collectively, the “Original Filing”). This Amendment is being filed for the purpose of including as an exhibit the consent of our independent auditors, which was inadvertently omitted from the Original Filing.

As required by the rules of the SEC, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Filing, nor does it reflect events occurring after the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents were filed as part of the Annual Report on Form 10-K filed with the SEC on June 30, 2014.

(1) Financial Statements: Our following financial statements were included in a separate section of the Annual Report on Form 10-K filed with the SEC on June 30, 2014 commencing on the pages referenced below:

Mandalay Digital Group, Inc. and Subsidiaries Consolidated Financial Statements

(2) Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in the Annual Report on Form 10-K filed with the SEC on June 30, 2014.

(3) Exhibits: See Item 15(b) below.

(b) The following documents are filed as exhibits to this Amendment No. 2 to the Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit No.	Description

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York. [1]

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York. [1]

2.4	Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation. [2]

2.5	Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware. [2]

2.6	Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [3]

2.7	Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P. [4]

2.8	Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012. [22]

3.1	Certificate of Incorporation. [2]

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012. [20]

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013. [21]

3.4	Certificate of Correction of Certificate of Amendment, dated April 9, 2013. [21]

3.5	Bylaws. [2]

3.6	Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012. [16]

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006. [5]

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006. [6]

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006. [7]

4.4	Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006. [8]

4.5	Form of Warrant issued to Investors, dated October 23, 2008. [9]

4.6	Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement. [13]

4.7	Form of Warrant issued to Investors, dated June 21, 2010. [14]

4.8	Form of Senior Secured Convertible Note due July 9, 2013. [14]

4.9	Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012. [22]

4.10	Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012. [22]

4.11	Amended and Restated Warrant Issue Agreement, dated January 1, 2011.[22]

4.12	Allonge to Warrant, dated January 1, 2011. [22]

10.1	2007 Employee, Director and Consultant Stock Plan. 2†

10.1.1	Form of Non-Qualified Stock Option Agreement. 2†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan. 4†

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan. 10†

10.4	Form of Restricted Stock Agreement. 11†

10.5	Twistbox 2006 Stock Incentive Plan. 4†

10.6	Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan. 4†

10.7	Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC. [6]

10.8	Form of Subscription Agreement between the Company and certain investors listed thereto. [12]

10.9	Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P. 17†

10.10	Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P. 17†

10.11	Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC. 17†

10.12	Second Amended and Restated Senior Subordinated Secured Note due June 21, 2013, made by Twistbox Entertainment, Inc. in favor of Taja, LLC. 17†

10.13	Restricted Stock Agreement, dated January 1, 2011. [22]

10.14	Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton. 15†

10.15	Asset Purchase Agreement, dated as of December 28, 2011, by and among Digital Turbine, Inc., Digital Turbine Group, LLC, Peter Adderton and Fred Golding. [15]

10.16	Executive Chairman Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Robert Ellin. 15†

10.17	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with TAJA, LLC. [22]

10.18	Convertible Note Financing Binding Term Sheet, effective March 1, 2012 with Adage Capital Partners, L.P. [22]

10.19	Form of Equity Financing Binding Term Sheet, effective as of March 1, 2012. [22]

10.20	Form of Equity Financing Binding Term Sheet, dated as of March 5, 2012. [22]

10.21	Form of Indemnification with Directors and Executive Officers. 18†

10.22	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock. 19†

10.23	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock. 19†

10.24	Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock. 19†

10.25	Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock. 19†

10.26	Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton. 19†

10.27	Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin. 19†

10.28	Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc. [19]

10.29	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc. [19]

10.30	Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc. [19]

10.31	Form of Equity Financing Binding Term Sheet, dated as of June 7, 2012. [22]

10.32	Form of Equity Financing Binding Term Sheet, dated as of December 13, 2012. [23]

10.33	Employment Agreement, dated as of September 16, 2012, by and between Mandalay Digital Group, Inc. and William Stone. [24]

10.34	Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [25]

10.35	Registration Rights and Lock Up Agreement, dated September 13, 2012, among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. [25]

10.36	Separation and Release Agreement, dated April 12, 2012 between the Company and David Mandell. [26]

10.37	Share Sale Agreement, dated April 12, 2013, among Digital Turbine Australia Pty Ltd, Digital Turbine, Inc., the Company, and certain other parties set forth therein. [27]

10.38	Convertible Note Deed, dated April 12, 2013, among Digital Turbine Australia Pty Ltd., the Company and Zingo (Aust) Pty Ltd. [27]

10.39	Intercreditor Deed, dated April 12, 2013, among Zingo (Aust) Pty. Ltd., Digital Turbine Australia Pty. Ltd., the Company and the Senior Creditors set forth therein. [27]

10.40	Security Deed, dated April 12, 2013, among Digital Turbine Australia Pty. Ltd., and Zingo (Aust) Pty. Ltd. [27]

10.41	Registration Rights & Lock Up Agreement, dated April 12, 2013 between the Company and various shareholders set forth therein. [27]

10.42	Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd. [28]

10.43	E-mail acknowledgement, effective as of July 11, 2013 regarding the Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd. [28]

10.44	Form of Equity Financing Binding Term Sheet dated April 11, 2013. [29]

10.45	Form of Equity Financing Binding Term Sheet dated May 23, 2013 with Windsor Media, Inc. [29]

10.46	Convertible Note Financing Agreement, dated August 14, 2013, by and between the Company and Taja, LLC. [30]

10.47	Employment Agreement, effective October 1, 2013, between the Company and Peter Adderton. 31†

10.48	Employment Agreement, effective November 22, 2013, between the Company and Jeffrey Klausner. 32†

10.49	Employment Agreement, effective November 25, 2013 between the Company and William Stone. 32†

10.50	Board Equity Ownership Policy, as amended. 33†

21	List of Subsidiaries. [34]

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of Peter Adderton, Principal Executive Officer pursuant to U.S.C. Section 1350. [34]

32.2	Certification of Jeffrey Klausner, Principal Financial Officer pursuant to U.S.C. Section 1350. [34]

101	INS XBRL Instance Document. [34]

101	SCH XBRL Schema Document. [34]

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. [34]

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. [34]

101	LAB XBRL Taxonomy Extension Label Linkbase Document. [34]

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. [34]

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on July 30, 2007
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.
(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.
(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012.
(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.
(20)	Incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on February 14, 2013.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.
(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on August 14, 2012.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35958) filed with the Commission on July 17, 2013.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-35958) filed with the Commission on August 14, 2013.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35958) filed with the Commission on August 15, 2013.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35958) filed with the Commission on September 24, 2013.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35958) filed with the Commission on November 29, 2013.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014.
(34)	Filed with the Registrant’s Annual Report on Form 10-K (File No. 001-35958) filed with the Commission on June 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mandalay Digital Group, Inc.

January 7, 2015	By:	/s/Andrew Schleimer
Andrew Schleimer
Chief Financial Officer