Form 10-Q
period 2014-12-31
Digital Turbine, Inc.
filed 2015-02-13
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35958

DIGITAL TURBINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Guadalupe Street Suite # 302, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 387-7717

(Issuer’s Telephone Number, Including Area Code)

2811 Cahuenga Boulevard West, Los Angeles, CA, 90068

(former name, former address and former fiscal year if changed since last report)

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

As of February 5, 2014, the Company had 37,824,011 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

kITEM 1 – FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(unaudited)
	December 31,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$11,384	$21,805
Restricted cash	200	200
Accounts receivable, net of allowances of $0 and $0, respectively	5,545	5,102
Deposits	96	24
Prepaid expenses and other current assets	366	350
Total current assets	17,592	27,481
Property and equipment, net	414	465
Deferred tax assets	28	3,238
Intangible assets, net	8,004	9,074
Goodwill	7,309	4,837
TOTAL ASSETS	$33,346	$45,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,756	$2,943
Accrued license fees and revenue share	3,902	3,395
Accrued compensation	1,883	1,681
Deferred tax liabilities	28	2,987
Other current liabilities	2,111	900
Total current liabilities	11,680	11,906
Long term contingent liability, less discount of $0 and $762, respectively	-	238
Total liabilities	$11,680	$12,144
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 200,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 38,606,885 issued and 37,852,285 outstanding at December 31, 2014; 38,143,028 issued and 37,388,429 outstanding at March 31, 2014;	7	7
Additional paid-in capital	197,330	193,422
Treasury Stock (754,599 shares at December 31, 2014 and March 31, 2014)	(71)	(71)
Accumulated other comprehensive loss	(97)	(199)
Accumulated deficit	(175,603)	(160,308)
Total stockholders' equity	21,666	32,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,346	$45,095

Digital Turbine, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Net revenues	$7,006	$6,809	$18,023	$18,352
Cost of revenues
License fees and revenue share	4,609	4,421	11,720	11,054
Other direct cost of revenues	413	455	1,102	1,314
Total cost of revenues	5,023	4,876	12,823	12,368
Gross profit	1,983	1,933	5,200	5,984
Operating expenses
Product development	1,718	2,039	5,832	6,034
Sales and marketing	485	472	1,989	1,381
General and administrative	5,171	3,110	12,094	10,202
Total operating expenses	7,375	5,621	19,915	17,617
Loss from operations	(5,391)	(3,688)	(14,714)	(11,633)
Interest and other income / (expense)
Interest income / (expense)	5	(4)	(122)	(1,637)
Foreign exchange transaction gain	39	5	32	61
Change in fair value of warrant derivative liabilities loss	-	-	-	(811)
Loss on extinguishment of debt	-	-	-	(442)
Gain / (loss) on settlement of debt	1	27	(9)	60
Gain/ (loss) on disposal of fixed assets	-	(1)	2	1
Gain on change on valuation of long term contingent liability	-	-	-	603
Other expense	(25)	-	(13)	-
Total interest and other income / (expense)	21	27	(110)	(2,165)
Loss from operations before income taxes	(5,369)	(3,661)	(14,825)	(13,798)

Income tax provision	114	7	469	9

Net loss from continuing operations, net of taxes	(5,484)	(3,668)	(15,294)	(13,807)
Loss from operations of discontinued component	-	(508)	-	(2,277)

Net (loss)	$(5,484)	$(4,176)	$(15,294)	$(16,084)

Other comprehensive income / (loss):
Foreign currency translation adjustment	$32	$(63)	$102	$375

Comprehensive loss:	$(5,452)	$(4,239)	$(15,192)	$(15,709)

Basic and diluted net loss per common share	$(0.15)	$(0.13)	$(0.41)	$(0.63)
Continuing operations	$(0.15)	$(0.12)	$(0.41)	$(0.54)
Discontinued operations	$-	$(0.01)	$-	$(0.09)
Net loss	$(0.15)	$(0.13)	$(0.41)	$(0.63)
Weighted average common shares outstanding, basic and diluted	37,799	31,329	37,576	25,544

Digital Turbine, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2014	37,388,429	$7	100,000	$100	754,600	$(71)	$193,422	$(199)	$(160,308)	$32,951
Net loss	—	—	—	—	—	—	—	—	(4,610)	(4,610)
Foreign currency translation	—	—	—	—	—	—	—	38	—	38
Vesting of shares issued to employee	—	—	—	—	—	—	100	—	—	100
Vesting of options issued to employees	—	—	—	—	—	—	718	—	—	718
Vesting of restricted stock for services	—	—	—	—	—	—	76	—	—	76
Shares issued as settlement of debt	50,000	—	—	—	—	—	188	—	—	188
Balance at June 30, 2014	37,438,429	7	100,000	100	754,600	(71)	194,504	(161)	(164,918)	29,461
Net loss	—	—	—	—	—	—	—	—	(5,201)	(5,201)
Foreign currency translation	—	—	—	—	—	—	—	32	—	32
Vesting of shares issued to employee	—	—	—	—	—	—	100	—	—	100
Vesting of options issued to employees	—	—	—	—	—	—	889	—	—	889
Vesting of restricted stock for services	45,375	—	—	—	—	—	172	—	—	172
Warrant exercised	300,000	—	—	—	—	—	375	—	—	375
Balance at September 30, 2014	37,783,804	7	100,000	100	754,600	(71)	196,040	(129)	(170,119)	25,828
Net loss	—	—	—	—	—	—	—	—	(5,484)	(5,484)
Foreign currency translation	—	—	—	—	—	—	—	32	—	32
Vesting of shares issued to employee	55,064	—	—	—	—	—	178	—	—	178
Vesting of options issued to employees	—	—	—	—	—	—	1,068	—	—	1,068
Vesting of restricted stock for services	—	—	—	—	—	—	44	—	—	44
for services	—	—	—	—	—	—	—	—	—	—
Adjust treasury stock	—	—	—	—	(1)	—	—	—	—	—
Warrant exercised	13,417	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	37,852,285	$7	100,000	$100	754,599	$(71)	$197,330	$(97)	$(175,603)	$21,666

Digital Turbine, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	9 Months Ended	9 Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
Net (loss)/income	$(15,294)	$(16,084)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of discontinued operations, net of taxes	-	1,634
Depreciation and amortization	1,168	1,584
Amortization of debt discount	-	186
Interest and PIK interest accrued	-	101
Finance costs	-	1,724
Stock and stock option compensation	2,975	1,354
Stock issued for services	369	2,173
Warrants issued for services	-	406
Stock issued as settlement of debt with a supplier	-	51
Settlement of debt with a supplier	-	182
Revaluation of contingent liability	-	(603)
Increase in fair value of derivative liabilities	-	811
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(443)	(1,506)
Deposits	(73)	439
Deferred tax assets	3,210	-
Prepaid expenses and other current assets	(16)	346
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	438	(443)
Accrued license fees and revenue share	507	3,011
Accrued compensation	202	229
Other liabilities and other items	(1,748)	(2,501)

Net cash used in operating activities	(8,705)	(6,906)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	67	(61)
Settlement of contingent liability	(49)	-
Cash used in acquisition of assets	(2,125)
Cash used in acquisition of subsidiary	-	(1,287)
Cash acquired with acquisition of subsidiary	-	513
Net cash used in investing activities	(2,107)	(835)

Cash flows from financing activities
Repayment of debt obligations	-	(3,657)
Issuance of shares for cash	-	14,924
Warrant exercised	375	-
Net cash provided by financing activities	375	11,267

Effect of exchange rate changes on cash and cash equivalents	16	(19)

Net change in cash and cash equivalents	(10,421)	3,507

Cash and cash equivalents, beginning of period	21,805	1,149

Cash and cash equivalents, end of period	$11,384	$4,656

Supplemental disclosure of cash flow information:

Taxes paid	2	$19

Noncash investing and financing activities:

Supplemental disclosure of non-cash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	-	$238
Common stock of the Company issued for acquisition of subsidiary	-	$4,449

Digital Turbine, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(all numbers in thousands except share and per share amounts)

1. Organization

Digital Turbine, Inc. (“we”, “us”, “our”, the “Company” or “Digital Turbine”), formerly Mandalay Digital Group, Inc. (“Mandalay Digital”), NeuMedia, Inc. (“NeuMedia”), Mandalay Media, Inc. (“Mandalay Media”) and Mediavest, Inc. (“Mediavest”), through its wholly-owned subsidiary, Digital Turbine USA, Inc. (“DT USA”), provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s products include mobile application management through DT Ignite, user experience and discovery through DT IQ, application stores and content through DT Content and mobile payments through DT Pay. With global headquarters in Austin, Texas and offices throughout the U.S., Asia Pacific and EMEA, Digital Turbine’s solutions are available worldwide.

The Company was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, it merged into DynamicWeb Enterprises Inc., a New Jersey corporation. On April 13, 2005, the Company changed its name to Mediavest, Inc. Through January 26, 2005, the Company and its former subsidiaries were engaged in providing business-to-business transaction management services designed to simplify trading between buyers and suppliers. The Company was inactive from January 26, 2005 until its merger with Twistbox Entertainment, Inc. (“Twistbox”) on February 12, 2008. On September 14, 2007, Mediavest was re-incorporated in the State of Delaware. On November 7, 2007, the Company changed its name to Mandalay Media, Inc. On May 11, 2010, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to Mandalay Digital Group, Inc.  On January 13, 2015, the Company filed an Amendment of Certificate of Incorporation to change its name to Digital Turbine, Inc.

On October 23, 2008, the Company completed an acquisition of 100% of the issued and outstanding share capital of AMV Holding Limited, a United Kingdom private limited company (“AMV”), and 80% of the issued and outstanding share capital of Fierce Media Ltd (“Fierce”). On June 21, 2010, we sold all of the operating subsidiaries comprising AMV.

On December 28, 2011, the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC through its newly-formed wholly-owned subsidiary, Digital Turbine, Inc. The Company purchased the Digital Turbine LLC assets with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.  On September 19, 2014, the Company changed the name of Digital Turbine, Inc. to Digital Turbine USA, Inc.

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

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, by assignment to the acquisition entity, Digital Turbine (EMEA) Ltd (“DT EMEA”) acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, the Company purchased 23% of the outstanding shares of the Targets and DT EMEA purchased 77% of such shares. On November 7, 2012, the Company contributed all of its shares of the Targets to DT EMEA pursuant to a Contribution Agreement among the Company, DT USA and DT EMEA. The acquired business of the Targets are collectively referred to as “DT EMEA” in this Quarterly Report on Form 10-Q.

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

On April 12, 2013, the Company, through its indirect, wholly-owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (together with the MIAH, the “MIA Group”). The acquired business of the MIA Group is referred to as “DT APAC” in this Quarterly Report on Form 10-Q.

On February 13, 2014, the Company sold 100% of the issued and outstanding share capital of Twistbox.

On March 17, 2014, the Company created a new entity in Singapore named Digital Turbine Singapore Pte. Ltd. (“DT Singapore”).

On October 8, 2014, the Company created a new entity in Luxembourg named Digital Turbine Luxembourg S.a r.l. (“DT Luxembourg”).  On October 9, 2014, DT Luxembourg, acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, registered with the district court for Berlin Charlottenberg, Germany ("XYO"), related to mobile application (“app”) recommendation, search and discovery. The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for potential future indemnification claims.

On October 13, 2014, the Company created a new entity in Germany named Digital Turbine Germany GmbH. (“DT Germany”).

On January 20, 2015, the Company changed its Nasdaq ticker symbol from “MNDL” to “APPS”, with a new CUSIP number of 25400W-102.

2. Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. In fiscal year 2014, the Company raised $33.3 million, through equity financings. We believe our current cash resources are sufficient to fund our planned operations for at least the next twelve months.

Until we become cash flow positive, we anticipate that our primary source of liquidity will be cash on hand. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

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

3. Acquisitions

DT APAC

On April 12, 2013, Digital Turbine, through its indirect, wholly-owned subsidiary DT APAC, acquired all of the issued and outstanding stock of Mirror Image Australia Holdings, which directly or indirectly owns subsidiaries Mirror Image Access (Australia) Pty Ltd, MIA Technology Australia Pty Ltd and MIA Technology IP Pty Ltd.

The purpose of the DT APAC acquisition was an effort not only to build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the intellectual property acquired in the purchase.

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

The Closing Shares are subject to a Registration Rights Agreement that provides for piggyback rights for 3 years and were included on the Company’s Form S-3 filed August 30, 2013, and subsequently made effective on October 31, 2013.

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

DT Germany

On October 9, 2014, the Company, through its indirect, wholly-owned subsidiary, Digital Turbine Luxembourg SARL (“DT Luxembourg”), acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO"), related to mobile application (“app”) recommendation, search and discovery.  The Company is in the process of integrating the acquired technology into the DT IQ software solution.

The acquisition was effected pursuant to an Asset Purchase Agreement dated October 8, 2014 (the “Asset Purchase Agreement”) by and among DT Luxembourg, XYO, and the principal stockholders of XYO. The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for potential future indemnification claims.

The purchase price fair values have been preliminarily allocated to goodwill of $1 million and developed technology of $1.5 million.

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

Revenue Recognition

Advertising

Advertising revenues are generated via direct Cost-Per-Install (CPI) arrangements with application developers, or indirect CPI arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s software services: mobile application management through DT Ignite, and user experience and discovery through DT IQ.

The Company recognizes as revenue the amount billed to the application developer or advertising aggregator. Revenue share payments to the carrier are recorded as a cost of revenues. The Company has evaluated its agreements with the developers and aggregators and the carriers in accordance with the guidance at FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations and has concluded that it is the principal under these agreements. Key indicators that it evaluated to reach this determination include:

•	The Company has the contractual relationship with the application developers or advertising aggregators (collectively, the advertisers), and we have the performance obligation to these parties;
•

Through our DT Ignite and DT IQ software, we provide application installation and management as well as detailed reporting to advertisers and carriers. We are responsible for billing the advertisers, and for reporting revenues and revenue share to the carriers;

•

As part of the application management process, we use our data, and post-install event data provided back to us by the advertisers, to match applications to end users. We currently target end users based on carrier, geography, demographics (including by handset type), among other attributes, by leveraging carrier data. We have discretion as to which applications are delivered to each end user;

•	Pricing is established in our agreements with advertisers. We negotiate pricing with the advertisers, based on prevailing rates typical in the industry; and
•

The Company is responsible for billing and collecting the gross amount from the advertiser. Our carrier agreements do not include any specific provisions that allow us to mitigate our credit risk by reducing the revenue share payable to the carrier.

In certain instances the carrier may enter directly into a CPI arrangement with a developer, where the installation will be made using the Company’s DT Ignite and DT IQ software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.

In addition to revenues from application developers and advertising aggregators, the Company may receive fees from the carriers relating to the initial set-up of the arrangements with the carriers. Set-up activities typically include customization, testing and implementation of the DT Ignite software for specific handsets. When the Company determines that the set-up fees do not have standalone value, such fees are deferred and recognized over the estimated period the carrier benefits from the set-up fee, which is generally the estimated life of the related handsets.

The Company has determined that certain set-up activities are within the scope of FASB ASC 985-605 Software Revenue Recognition and, accordingly, the Company applies the provisions of ASC 985-605 to the software components. As a result, the Company typically defers recognition of the set-up fee until all elements of the arrangement have been delivered. In those instances where the set-up fee covers ongoing support and maintenance, the fee is deferred and amortized over the term of the carrier agreement.

Content and Billing

The Company’s Content and Billing revenues are derived primarily from transactions with the carriers’ customers (end users). The carriers bill the end users upon the sale of content, including music, images or games, and the Company shares the end user revenues with the carrier. The end user transactions are processed by the Company’s software services: white labeled mobile storefront and content management solutions through DT Content, and mobile payments with direct operator billing through DT Pay.

The Company utilizes its reporting system to capture and recognize revenue due from carriers, based on monthly transactional reporting and other fees earned upon delivery of content to the end user. Determination of the appropriate amount of revenue recognized is based on the Company’s reporting system, but it is possible that actual results may differ from the Company’s estimates once the reports are reconciled with the carrier. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. The Company has not experienced material adjustments to its estimates when the final amounts were reported by carriers. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

The Company recognizes as revenues the amount billed to the carrier upon the sale of content, which is net of sales taxes, the carrier’s fees and other deductions. The Company has evaluated its agreements with carriers in accordance with the guidance at FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations and has concluded that it is not the principal under these agreements. Key indicators that it evaluated to reach this determination include:

•	End users directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;
•

Carriers generally have significant control over the types of content that they offer to their subscribers; the Company has the content provider relationships and has discretion, within the parameters set by the carriers, regarding the actual offerings;

•	Carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;
•	Carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each content sale;
•

Carriers generally must approve the price of the Company’s content in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	The Company has limited risks, including no inventory risk and limited credit risk.

The Company has also evaluated its agreements with content providers, and has concluded that it is the principal under these agreements. Accordingly, payments to content providers are reported as cost of revenues.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Potentially dilutive shares	922,388	1,717,450	1,156,597	1,847,304

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

Deposits

As of December 31, 2014, the Company has deposits of $96 comprised of facility and equipment lease deposits, as compared to $24 as of March 31, 2014.

Content Provider Licenses and Carrier Revenue Share

Content Provider License Fees

The Company’s royalty expenses consist of fees that it pays to content owners for the use of their intellectual property in the distribution of music, games and other content services, and other expenses directly incurred in earning revenue. Royalty-based obligations are either accrued as incurred and subsequently paid or, in the case of content acquisitions, paid in advance and capitalized on our balance sheet as prepaid license fees. These royalty-based obligations are expensed to cost of revenues either at the applicable contractual rate related to that revenue or over the estimated life of the content acquired. Minimum guarantee license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

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

Advertising Expenses

The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for continuing operations was $366 and $131 in the nine months ended December 31, 2014 and 2013, respectively. Advertising expense for discontinued operations was $0 and $5 for the nine months ended December 31, 2014 and 2013, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of December 31, 2014 and March 31, 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $102 and $375 in the nine months ended December 31, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our content business most of our sales are made directly to large national mobile phone carriers.  In our advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2014, three major customers represented approximately 38.2%, 11.1% and 9.7% of our gross accounts receivable outstanding, and 49.1%, 2.7% and 13.4% of our gross accounts receivable outstanding as of March 31, 2014, respectively. These three customers and one other customer accounted for 53.1%, 7.0%,  13.5% and 6.7% of our gross revenues during the nine month period ended December 31, 2014 and 40.6%, 8.8%,  23.2% and 10.8% of our gross revenues during the nine month period ended December 31, 2013.

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

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended December 31, 2014.

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

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in trade names as the Company has rebranded its acquisitions, DT EMEA and DT APAC, under the Digital Turbine name. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended December 31, 2014.

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

Stock-based Compensation

We have applied FASB ASC 718 Share-Based Payment (“ASC 718”) and, accordingly, we record stock-based compensation expense for all of our stock-based awards.

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

In the past, the Company granted restricted stock subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. Unvested restricted stock entitles the grantees to dividends, if any, with voting rights determined in each agreement. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the Company’s judgment of likely future performance and the Company’s stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on the Company’s judgment of likely future performance and may be adjusted in future periods depending on actual performance.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014	—	—	—	—
March 31, 2014	$238	—	—	$238

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

6. Accounts Receivable

	December 31,	March 31,
	2014	2014
Billed	$4,418	$3,629
Unbilled	1,127	1,473
Net accounts receivable of continuing operations	$5,545	$5,102
Net accounts receivable of discontinued operations	$—	$—

The Company had no significant write-offs or recoveries during the nine months ended December 31, 2014 and 2013, respectively.

7. Property and Equipment

	December 31,	March 31,
	2014	2014
Equipment	$528	$561
Furniture & fixtures	15	39
Leasehold improvements	18	27
	559	627
Accumulated depreciation	(146)	(162)
Net Property and Equipment of continuing operations	$414	465
Net Property and Equipment of discontinued operations	$—	$—

Depreciation expense for continuing operations was $69 and $61 in the nine months ended December 31, 2014 and 2013, respectively. Depreciation expense for discontinued operations was $0 and $35 in the nine months ended December 31, 2014 and 2013, respectively.

8. Description of Stock Plans

On May 26, 2011, our board of directors adopted the 2011 Equity Incentive Plan of Digital Turbine, Inc. and on April 27, 2012, our board of directors amended and restated the plan and the related plan documents and directed that they be submitted to our stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted by written consent the Amended and Restated 2011 Equity Incentive Plan of Digital Turbine, Inc. (the “2011 Plan”), the Digital Turbine, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Digital Turbine, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”).

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

Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The 2011 Plan reserves 20,000,000 shares for issuance, of which 15,706,390 remain available for issuance as of December 31, 2014. The 20,000,000 shares reserved for issuance will serve as the underlying value for all equity awards under the Plan.

The following table summarizes options granted under the 2011 Plan for the periods or as of the dates indicated:

Options

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value
Outstanding, March 31, 2013	60,000	$4.65	9.99	—
Granted	2,840,000	$3.33	—
Forfeited/Canceled	(151,860)	$3.96	—
Exercised	—	$—	—
Outstanding, March 31, 2014	2,748,140	$3.32	9.46	$2,080
Granted	1,499,200	$4.18	—
Forfeited/Canceled	(591,792)	$3.28	—
Exercised	—	$—	—
Outstanding, December 31, 2014	3,655,548	$3.68	9.05	$831
Vested and expected to vest at December 31, 2014	2,795,731	$3.64	8.99	$684
Exercisable, December 31, 2014	1,030,609	$3.31	8.70	$401

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Remaining	Number of	Exercise	Remaining
Exercise Price	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$2.50 - 2.75	911,000	$2.61	8.81	468,666	$2.63	8.81
$2.76 - 2.85	358,764	$2.83	8.76	140,760	$2.83	8.76
$3.85	111,400	$3.85	8.58	52,411	$3.85	8.58
$4.00	667,799	$4.00	9.23	124,051	$4.00	8.56
$4.05 - 4.11	588,000	$4.10	9.39	40,721	$4.06	8.52
$4.23 - 4.5	908,585	$4.37	9.12	169,000	$4.46	8.63
$4.65 - $5.89	110,000	$5.21	8.90	35,000	$4.65	8.24
	3,655,548			1,030,609

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

The following table summarizes options granted under the 2007 Plan for the periods or as of the dates indicated:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 31, 2013	959,670	$9.00
Granted	—	—
Vested	—	—
Exercised	(240,000)	$9.59
Outstanding at March 31, 2014	719,670	$11.58
Granted	—	—
Vested	—	—
Exercised	—	—
Outstanding at December 31, 2014	719,670	$11.58

The Company’s 2007 Plan did not contain nonvested options as of December 31, 2014 and March 31, 2014.

Total stock compensation expense for the Company’s 2007 Plan and 2011 Plan, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 12 regarding restricted stock:

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013
Product development	$—	$—
Sales and marketing	—	—
General and administrative	3,345	1,906
	$3,345	$1,906

9. Goodwill

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588
Acquisition	1,182
Goodwill attributable to discontinued operations	142
Adjustment to goodwill for tax	209
Balance at March 31, 2014	$4,837
Adjustment to goodwill for purchase price allocation	1,472
Balance at June 30, 2014	$6,309
Acquisition of XYO	1,000
Balance at December 31, 2014	$7,309

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

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. In the period ended June 30, 2014, we finalized the purchase price allocation of DT APAC, which resulted in an adjustment to goodwill of $1,472. There was an increase in goodwill during in the nine month period ended December 31, 2014 for the acquisition of XYO of $1,000.

10. Intangible Assets

Intangibles

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an intangible asset impairment charge for the year ended March 31, 2014 of $154 to write down trade names pursuant to its decision to rename and rebrand the subsidiaries under DT USA to DT EMEA and DT APAC. There were no other indications of impairment present during the periods ended December 31, 2014 and March 31, 2014. In the period ended June 30, 2014, we finalized the purchase price allocation of DT APAC, which resulted in an adjustment to intangibles of $1,472.   In the period ended December 31, 2014 intangibles increased by $1,500 for the acquisition of XYO.

The components of intangible assets as at December 31, 2014 and March 31, 2014 were as follows:

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
Software	$5,718	$(2,069)	$3,650
Customer list	5,055	(922)	4,134
License agreements	354	(133)	220
	$11,127	$(3,123)	$8,004

	As of March 31, 2014
		Accumulated
	Cost	Amortization	Net
Software	$6,637	$(1,369)	$5,268
Customer list	4,107	(577)	3,530
License agreements	354	(78)	276
	$11,098	$(2,024)	$9,074
Discontinued operations	$3,278	$(3,050)	$228

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the nine month period ended December 31, 2014 and 2013, the Company recorded amortization expense in the amount of $1,102 and $1,314, respectively, in cost of revenues for continuing operations and $0 and $174 for discontinued operations, respectively.

Based on the amortizable intangible assets as of December 31, 2014, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending December 31,	Expense
(in thousands)
2015	$1,677
2016	1,673
2017	1,622
2018	976
2019	692
Future	1,364
$8,004

Below is a summary of intangible assets for the period March 31, 2013 through December 31, 2014:

Intangible
Assets
Balance as of March 31, 2013	$4,757
Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Amortization of intangibles	(1,769)
Balance as of March 31, 2014	$9,074
Amortization of intangibles	(345)
Purchase price allocation adjustment	(1,472)
Balance as of June 30, 2014	$7,257
Amortization of intangibles	(344)
Balance as of September 30, 2014	$6,913
Amortization of intangibles	(409)
Acquisition	1,500
Balance as of December 31, 2014	$8,004

11. Debt

Contingent Liabilities

	December 31,	March 31,
	2014	2014
Contingent Liabilities
Contingent liability, net of discount of $0 and $762, respectively	$—	$238

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

In December 2014, the Company issued 55,064 shares of common stock of the Company to an employee as compensation.  The shares vest in connection with performance over two months.  The fair value of the shares on the date of issuance was $80.

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

Time Condition RSAs

On various dates during the years ended March 31, 2014 and March 31, 2013, the Company issued 254 and 365 restricted shares with vesting criteria based on time conditions. During the years ended March 31, 2014 and March 31, 2013, the Company expensed $1,561 and $2,144 related to time condition RSAs, respectively. During the nine month period ended December 31, 2014, the Company expensed $670. As of December 31, 2014, 219 remain unvested.

The following table summarizes all RSA activity:

		Weighted
		Average
	Number of	Grant Date
(thousands, except grant date fair value)	Shares	Fair Value
Unvested at March 31, 2013	2,632	$3.27
Granted	254	3.69
Canceled	—	—
Vested	(1,521)	3.39
Unvested at March 31, 2014	1,365	$3.23
Granted	100	3.53
Canceled	—	—
Vested	(160)	3.25
Unvested at December 31, 2014	1,305	$3.21

All restricted shares, vested and unvested, cancelable and uncancelled, have been included in the outstanding shares as of December 31, 2014.

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

As of December 31, 2014, the Company had net operating loss (NOL) carry-forwards to reduce future U.S. Federal, Australian and Israeli income taxes, expiring in various years ranging through 2031. Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2014.

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

15. Segment and Geographic information

The Company operates in one reportable segment in which it provides end to end mobile content solutions for wireless carriers and OEMs. Revenues are attributed to geographic areas based on the country in which the carrier’s principal operations are located. The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation. The following information sets forth geographic information on our sales for the nine month periods ended December 31, 2014 and 2013, and net property and equipment for the periods ended December 31, 2014 and March 31, 2014:

	North			Other
	America	EMEA	APAC	Regions	Consolidated
Nine Months Ended December 31, 2014
Net sales to unaffiliated customers	2,323	1,875	13,825	—	$18,023
Property and equipment, net at December 31, 2014	72	35	307	—	$414
Nine Months Ended December 31, 2013
Net sales to unaffiliated customers	57	3,234	15,061	—	$18,352
Property and equipment, March 31, 2014	68	70	327	—	$465

16. Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under noncancelable operating leases expiring in various years through 2022.

Following is a summary of future minimum payments under initial terms of leases as of:

Twelve month period ending December 31,
2015	$379
2016	282
2017	270
2018	300
2019	300
Thereafter	900
Total minimum lease payments	$2,431

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $456 and $380, for the nine months ended December, 2014 and 2013, respectively.

Other Obligations

As of December 31, 2014, the Company was obligated for payments under various employment contracts with initial terms greater than one year at December 31, 2014. Annual payments relating to these commitments at December 31, 2014 are as follows:

Twelve month period Ending December 31,
2015	$890
2016	550
Total minimum payments	$1,440

Litigation

On May 30, 2013, a class action suit in the amount of NIS 19.2 million or $5.3 million was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd., an Israeli company which owns and operates a website offering advertisements and Coral Tell Ltd is currently being sued in a class action lawsuit regarding phone call overages and has served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merits and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period; and no liability has been accrued.

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

17. Subsequent Events

On February 10, 2015, the Company entered into an employment agreement with James Alejandro.  Mr. Alejandro will serve as the Chief Accounting Officer and Controller of the Company, effective February 27, 2015.  Details of this agreement can be found on Form 8-K as filed on February 11, 2015.

Management evaluated subsequent events after the balance sheet date of December 31, 2014 through the date these unaudited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2014. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Digital Turbine”, or the “Company” refer to the business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (formerly MDG Logia Holdings Ltd)(“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte Ltd (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), and Digital Turbine Germany, GmbH (“DT Germany”), collectively “DT”.

Digital Turbine, through its subsidiaries, provides end to end mobile content solutions for wireless carriers and Original Equipment Manufacturers (OEMs) globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through DT Ignite, user experience and discovery through DT IQ, white labeled mobile storefront, and content management solutions through DT Content and mobile payments with direct operator billing through DT Pay. With global headquarters in Austin, Texas and offices throughout the U.S., Asia Pacific and EMEA, Digital Turbine’s solutions are available worldwide.

Historical Operations of Digital Turbine, Inc.

Digital Turbine was originally incorporated in the State of Delaware on November 6, 1998 under the name eB2B Commerce, Inc. On April 27, 2000, the Company merged into DynamicWeb Enterprises, Inc., a New Jersey corporation and changed its name to eB2B Commerce, Inc. On April 13, 2005, the Company changed its name to Mediavest, Inc. On November 7, 2007, the Company reincorporated in the State of Delaware under the name Mandalay Media, Inc. On May 11, 2010, the Company changed its name to NeuMedia, Inc. On February 6, 2012, the Company merged with a wholly-owned, newly-formed subsidiary, changing its name to Mandalay Digital Group, Inc. On September 19, 2014, the Company changed the name of its wholly-owned subsidiary Digital Turbine, Inc. to Digital Turbine USA, Inc. On January 13, 2015 the Company changed its name from Mandalay Digital Group, Inc. to Digital Turbine, Inc.

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

From February 12, 2008 to October 23, 2008, our sole operations were those of our wholly-owned subsidiary, Twistbox Entertainment, Inc. On February 13, 2014, we disposed of the Twistbox subsidiary and as such, it is no longer reflected as part of our continuing operations in this Report.

In October 2008, we acquired AMV Holding Limited and its subsidiaries, a mobile media and marketing company. On June 21, 2010, we sold AMV Holding Limited and its subsidiaries.

In December 2011, the Company, through its wholly owned subsidiary Digital Turbine USA, Inc., purchased the assets of Digital Turbine LLC. The Company subsequently re-branded the assets as “DT IQ”.

On July 27, 2012, the Company formed a wholly-owned Israeli acquisition/holding company, Digital Turbine (EMEA) Ltd.

On September 13, 2012, the Company completed an acquisition of its Israeli subsidiaries, as well as the DT Ignite product under its holding company, Digital Turbine (EMEA) Ltd, collectively “DT EMEA”.

On April 12, 2013, the Company, through its indirect, wholly-owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired its Australian subsidiaries, collectively “DT APAC”.

On February 13, 2014, the Company sold 100% of the issued and outstanding share capital of Twistbox.

On March 17, 2014, the Company created a new entity in Singapore named Digital Turbine Singapore Pte. Ltd. (“DT Singapore”).

On October 8, 2014, the Company created a new entity in Luxembourg named Digital Turbine Luxembourg S.a r.l. (“DT Luxembourg”).  On October 9, 2014, DT Luxembourg, acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH.

On October 13, 2014, the Company created a new entity in Germany named Digital Turbine Germany GmbH. (“DT Germany”).

SUMMARY OF THE DIGITAL TURBINE (DT USA) ACQUISITION

On December 28, 2011, the Company entered into a Share Purchase Agreement to acquire the assets of Digital Turbine LLC through its DT USA subsidiary. The Company purchased Digital Turbine LLC assets with 10,000 shares of common stock of the Company, with a fair value of $30,500 on the date of grant.

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

SUMMARY OF MIA (DT APAC) ACQUISITION

On April 12, 2013, the Company, through its indirect wholly-owned subsidiary Digital Turbine Group Pty Ltd (“DT APAC”), acquired all of the issued and outstanding stock of Mirror Image International Holdings Pty Ltd (“MIAH”). MIAH owns direct or indirect subsidiaries Mirror Image Access (Australia) Pty Ltd (MIA), MIA Technology Australia Pty Ltd (MIATA) and MIA Technology IP Pty Ltd (collectively “MIA”).

SUMMARY OF THE XYO (DT GERMANY and DT LUXEMBOURG) ACQUISITION

On October 8, 2014, the Company formed a new entity, Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”).  On October 9, 2014, DT Luxembourg, acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, registered with the district court for Berlin Charlottenberg, Germany ("XYO"), related to mobile application (“app”) recommendation, search and discovery. The aggregate purchase price was US $2,500,000, paid in cash, subject to a twelve (12) month holdback of US $375,000, which acts as partial security for potential future indemnification claims.

On October 13, 2014, the Company formed a new entity, Digital Turbine Germany GmbH (“DT Germany”), as a subsidiary of DT Luxembourg.  The entity will market and support the Company’s products.

Company Overview

Digital Turbine provides end to end mobile content solutions for wireless carriers and OEMs globally to enable them to better monetize their subscribers. The Company’s product offerings include: mobile application management through our product, DT Ignite, user experience and discovery through our product, DT IQ, white labeled mobile storefront, and content management solutions through our product, DT Content, and management and mobile payments with direct operator billing through our product, DT Pay.

DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their homescreens via Cost-Per-Install or CPI arrangements with third party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in a new advertising revenue stream. The Company has launched DT Ignite with operators in North America, Europe, Asia Pacific, India and Israel.

DT IQ enables app and content discovery, both organic and sponsored, in a variety of user interfaces.  The core of the product suite is the DT IQ engine which provides recommendations to the end user blended with sponsored ads.  The DT IQ AppDeck product is centered purely around app discovery and is presented in a visual feed-based User Interface.  The DT IQ App Drawer product organizes your applications for you by category and provides contextual app recommendations.  DT IQ Search is a User Experience and User Interface that enables customers to search and discover content from various sources including social media, search engines, and applications. Monetization for DT IQ Search is through increased content sales while AppDeck and App Drawer monetize through the display of sponsored ads in the CPI commercial model.  DT IQ is deployed with operators across North America and Asia Pacific.

DT Content is one of the Company’s primary revenue generating products. DT Content can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Content also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Content is deployed with many operators across multiple countries including Australia, Israel, and Italy.

DT Pay is one of the Company’s primary revenue generating products.  DT Pay an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. DT Pay has been launched in Australia and Singapore.

Digital Turbine’s divestiture of Twistbox Entertainment in the fiscal 2014 fourth quarter is reflected as discontinued operations in this Report. All periods presented have been revised to reflect this presentation. Unless otherwise noted, all discussions in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS

(in thousands)

	3 Months Ended	3 Months Ended		9 Months Ended	9 Months Ended
	December 31,	December 31,	% of	December 31,	December 31,	% of
	2014	2013	Change	2014	2013	Change
	(in thousands)
Revenues	$7,006	$6,809	2.9%	$18,023	$18,352	-1.8%
Cost of revenues	5,023	4,876	3.0%	12,823	12,368	3.7%

Gross profit	1,983	1,933	2.6%	5,200	5,984	-13.1%

SG&A	7,375	5,621	31.2%	19,915	17,617	13.0%

Operating loss	(5,391)	(3,688)	46.2%	(14,714)	(11,633)	26.5%

Interest expense, net	5	(4)	-225.0%	(122)	(1,637)	-92.5%
Foreign exchange transaction gain	39	5	680.0%	32	61	-47.5%
Change in fair value of warrant derivative liabilities loss	-	-	0.0%	-	(811)	-100.0%
Gain/ (loss) on disposal of fixed assets	-	(1)	-100.0%	2	1	100.0%
Loss on extinguishment of debt	-	-	0.0%	-	(442)	-100.0%
Gain / (loss) on settlement of debt	1	27	-96.3%	(9)	60	-115.0%
Other expense	(25)	-	0.0%	(13)	-	0.0%
Loss on change on valuation of long term contingent liability	-	-	0.0%	-	603	-100.0%

Loss before income taxes	(5,369)	(3,661)	46.7%	(14,825)	(13,798)	7.4%
Income tax provision	114	7	1528.6%	469	9	5111.1%
Loss from continuing operations	(5,484)	(3,668)	49.5%	(15,294)	(13,807)	10.8%

Loss on disposal of discontinued operations, net of taxes	-	(508)	-100.0%	-	(2,277)	-100.0%

Net loss	(5,484)	(4,176)	31.3%	(15,294)	(16,084)	-4.9%

Basic and Diluted weighted average shares outstanding	37,799	31,329	20.7%	37,576	25,544	47.1%

Diluted net income / (loss) per common share:
Continuing operations	(0.15)	(0.12)	25.0%	(0.41)	(0.54)	-24.1%
Discontinued operations	-	(0.01)	-100.0%	-	(0.09)	-100.0%
Net loss	(0.15)	(0.13)	15.4%	(0.41)	(0.63)	-34.9%

Comparison of the Three and Nine Months Ended December, 2014 and 2013

Revenues

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Revenues by type:
Content	$1,923	$3,583	-46.3%	$7,155	$9,245	-22.6%
Content - Billing	3,056	2,777	10.0%	7,734	7,234	6.9%
Advertising	1,867	68	2645.6%	2,549	519	391.1%
Services	160	381	-58.0%	585	1,353	-56.8%
			0.0%

Total	$7,006	$6,809	2.9%	$18,023	$18,352	-1.8%

During the three months ending December 31, 2014, there was an overall increase in revenue as compared to the three months ending December 31, 2013, driven primarily by increased Advertising revenue via CPI revenue from new DT Ignite customers and amounts earned from carriers relating to sharing of costs of software customization and integration prior to device launch, as well as increased billing revenue as a result of new DT Pay customers.  The increase was offset by a reduction in non-billing Content revenues.  Content - Billing revenues also increased for the nine months ended December 31, 2014 as a result of the addition of new customers.  Advertising revenues for the nine month period ended December 31, 2014 increased as well, driven primarily via CPI revenue from new DT Ignite customers as compared to the nine month period ended December 31, 2103, which was largely comprised of amounts earned from carriers relating to sharing of costs of software customization and integration prior to device launch.  Services revenue decreased in the three and nine months ending December 31, 2014 due to the Company’s shift in focus to its Advertising business.

Cost of Revenues

License fees mainly represent costs payable to content providers for use of their intellectual property in the products sold.  Revenue share represents the portion of revenues generated from advertising via the DT Ignite and DT IQ products that is payable to the carriers. Cost of revenues increased somewhat consistently with the increase in revenues. However, due to the change in sales mix, primarily from a reduction in Content revenues and a decrease in Service revenues, gross margin decreased in the nine month period ended December 31, 2014.  The growth in higher margin Advertising revenues in the three month period ended December 31, 2014 offset the shift in Content sales mix over the same period, resulting in comparable gross margins.

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Cost of revenues:
License fees and revenue share	$4,609	$4,421	4.3%	$11,720	$11,054	6.0%
Other direct cost of revenues	413	455	-9.2%	1,102	1,314	-16.1%
Total cost of revenues	$5,022	$4,876	3.0%	$12,822	$12,368	3.7%
Revenues	$7,006	$6,809	2.9%	$18,023	$18,352	-1.8%
Gross margin	28.32%	28.39%		28.86%	32.61%

Operating Expenses

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Product development expenses	$1,718	$2,039	-15.7%	$5,832	$6,034	-3.3%
Sales and marketing expenses	485	472	2.8%	1,989	1,381	44.0%
General and administrative expenses	5,171	3,110	66.3%	12,094	10,202	18.5%

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

Sales and marketing expenses have increased with bringing Digital Turbine products to market, while product development expenses have decreased in conjunction with our decrease in revenues.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock based compensation and depreciation expense. The increase in general and administrative expense was due primarily due to legal and accounting costs related to the acquisition of XYO and planned acquisition of Appia, Inc.

Other Income and Expenses

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Interest and other (expense)	5	(4)	-225.0%	(122)	(1,637)	-92.5%
Foreign exchange transaction gain	39	5	680.0%	32	61	-47.5%
Change in fair value of accrued derivative liabilities loss	-	-	0.0%	-	(811)	-100.0%
Gain / (loss) on disposal of fixed assets	0	(1)	-100.0%	2	1	100.0%
Other expense	(25)	-	0.0%	(13)	-	0.0%
Loss on extinguishment of debt	-	-	0.0%	-	(442)	-100.0%
Gain / (loss) on settlement of debt	1	27	-96.3%	(9)	60	-115.0%
Loss on change on valuation of long term contingent liability	-	-	0.0%	-	603	-100.0%

Interest and other expense includes interest income on invested funds, interest expense, and financing costs as incurred by the Company. These expenses were significantly higher in the nine months ended December 2013 due to repayment of debt.  Other expenses include foreign exchange transaction gains and losses.

Financial Condition

Assets

Our current assets totaled $17.6 million and $27.5 million at December 31, 2014 and March 31, 2014, respectively. Total assets were $33.3 million and $45.1 million at December 31, 2014 and March 31, 2014, respectively. The decrease in current assets is primarily due to the decrease in cash from normal operations, the acquisition of XYO, and fees and expenses related to the Company’s planned acquisition of Appia, Inc.

Liabilities and Working Capital

At December 31, 2014, our total liabilities were $11.7 million, compared to $12.1 million at March 31, 2014. The change in liabilities was mainly due to the decrease of deferred tax liabilities and long-term contingent liability of $3.1 million, offset by an increase in accounts payable, accrued license fees and revenue share, accrued compensation and other current liabilities of $2.7 million combined. The Company had positive working capital of $5.9 million and $15.6 million at December 31, 2014 and March 31, 2014, respectively, for a decrease of $9.7 million of working capital. This is mainly comprised of a decrease in cash from normal operations, the acquisition of XYO, and fees and expenses related to the Company’s planned acquisition of Appia, Inc.

Liquidity and Capital Resources

	Three Months Ended December 31,		% of	Nine Months Ended December 31,		% of
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	(73)	30	-343.3%	(67)	61	-209.8%
Cash flows used in operating activities	3,225	3,013	7.1%	8,705	6,906	26.0%
Cash flows used in investing activities	2,125	(1,287)	-265.1%	2,125	(0)	0.0%
Exercise of warrants	-	-	0.0%	(375)	-	0.0%
Settlement of contingent liability	60	-	0.0%	49	-	0.0%
Cash acquired with acquisition of subsidiary	-	(513)	-100.0%	-	(513)	-100.0%
Cash used in acquisition of subsidiary	-	1,800	-100.0%	-	1,287	-100.0%
Repayment of debt obligations	-	-	0.0%	-	3,657	-100.0%
Issuance of shares for cash	-	-	0.0%	-	(14,924)	-100.0%
Loss on exchange rate changes on cash and cash equivalents	(5)	107	-106.5%	(14)	19	-184.2%

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

Operating Activities

During the nine months ended December 31, 2014, cash decreased $10.4 million. Net cash used in operating activities was $8.7 million in the nine months ended December 31, 2014, as compared to $6.9 million in the nine months ended December 31, 2013.  The decrease flowing from net loss is comprised of a decrease in other liabilities of $1.8 million, an increase in accounts receivable, deposits and prepaid expenses of $0.5, offset by a decrease in deferred tax assets and an increase in accounts payable, accrued license fees and revenue share, and accrued compensation of $4.4 million. These changes are related to the loss for the period, but exclude depreciation and amortization of $1.2 million, as well as a $3.3 million expense for stock compensation, stock options and stock issued for services.

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

In December 2014, the Company issued 55,064 shares of common stock of the Company to an employee as compensation.  The shares vest in connection with performance over two months.

Revenues

The discussion herein regarding our future operations pertain to the results and operations of DT USA, including its subsidiaries,  DT EMEA, DT APAC, DT Germany and DT Singapore.

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

DT EMEA generates revenues from services provided to mobile phone carriers. DT EMEA generates revenue through the use of our DT Pay and DT Content products.  DT EMEA recognizes revenue based on the percentage of the fees due to them from the carrier. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download content to their mobile phones. The carriers perform the billing and collection functions and generally remit to DT EMEA a contractual percentage of their collected fee for each transaction.

 DT USA, DT APAC, DT EMEA, DT Germany and DT Singapore also generate revenues from the sale of advertising delivered via the DT Ignite and DT IQ products. Once DT Ignite or DT IQ is launched on the mobile phone carrier’s platform, revenues can be generated from advertising via Cost-Per-Install (CPI) arrangements directly with application developers, or indirectly through advertising aggregators (ad networks).  In addition, our carrier partners may source advertising via CPI arrangements, which would then remit a revenue share. While the sales mix of the advertising via DT Ignite and DT IQ may change based on these three scenarios, the gross profit remains the same.  We may also receive set up fees and per device license fees for DT Ignite and DT IQ directly from the mobile carriers.

To date, DT EMEA has generated revenues mainly in Israel and Europe. DT APAC has generated revenues mainly in Australia.  DT Singapore has generated revenues mainly in Singapore and Indonesia.  DT USA has generated revenues mainly in the U.S. comprised mostly of DT Ignite and DT IQ.

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

Cost of Revenues

Our Company’s cost of revenues has historically consisted primarily of royalties that we pay to content providers from which we license brands and other intellectual property. Our cost of revenues also include a share of revenues payable to wireless carriers for the installation of applications, which are generated through advertising via Cost-Per-Install or CPI arrangements.  In addition, certain other direct costs such as platform, customer hosting and third party delivery charges are included in cost of revenues. Our cost of revenues also includes noncash expenses— such as amortization of certain acquired intangible assets, and any impairment of guarantees. We generally do not pay royalties advances to licensors. Where we acquire rights in perpetuity or for a specific time period without revenue share or additional fees, we record the payments made to content owners as prepaid royalties on our balance sheet at the time payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant product sold multiplied by the applicable royalty rate. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated recoupment. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, anticipated share for specific content providers, development and launch plans, and current and anticipated sales levels. We expense the costs for development of our content prior to technological feasibility incurred throughout the development process, and we include these costs in product development expenses.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of December 31, 2014 because of the material weaknesses described below.

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

During management’s review of our internal control over financial reporting, we determined the following process contains material weaknesses as of December 31, 2014:

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

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal controls. However, these material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Our management has identified and is taking the steps necessary to address the material weaknesses existing as of December 31, 2014 described above, as follows:

1.	Implementing comprehensive ERP software across the business to consolidate financial reporting and to standardize internal and accounting controls;
2.	Realigning accounting responsibilities to provide additional technical resources to analyze the accounting for complex, non-routine transactions.
3.	Working with a third party to document and remediate weaknesses, and to structure the Company’s finance department to meet SOX 404 (b) requirements.
4.	Addition of a Chief Accounting Officer and Controller.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Revenues May Fluctuate Significantly Based on Mobile Device Sell-Through, Over Which We Have No Control

A significant portion of our revenue is impacted by the level of sell-through of mobile devices on which our software is installed.   Demand for mobile devices sold by carriers varies materially by device, and if our software is installed on devices for which demand is lower than our expectations --a factor over which we have no control as we do not market mobile devices --our revenues will be impacted negatively, and this impact may be significant.  As our software is deployed on a diversified universe of devices, this risk will be mitigated, as the relative performance of one device over another device will have less impact on us, but until we achieve diversification in our device installations, we will continue to be subject to revenue fluctuations based on device sell-through, and such fluctuations can be material.  Further, it is difficult to predict the level of demand for a particular device, making our revenue projections correspondingly difficult.  These issues can be ameliorated as we gain more significant carrier relationships and conversely these issues can be exacerbated with, as presently, a limited number of such relationships.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1 3.1 3.2 3.3 3.4 3.5 4.1 10.1 10.2 10.3 10.4 10.5 10.6

Agreement and Plan of Merger, dated November 13, 2014, by and among Mandalay Digital Group, Inc. DTM Merger Sub, Inc. and Appia, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014).

Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007).

Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012 (incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012).

Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013).

Certificate of Correction of Certificate of Amendment, dated April 9, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013).

Certificate of Amendment of Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on January 13, 2015 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-10039), filed with the Commission of January 16, 2015).

Form of Common Stock Purchase Warrant to be issued to North Atlantic SBIC IV, L.P (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-K/A (File No. 333-200695) filed with the Commission on January 16, 2015).

Form of Securities Purchase Agreement between the Registrant and North Atlantic SBIC IV, L.P  (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-K/A (File No. 333-200695) filed with the Commission on January 16, 2015.

Form of Unconditional Secured Guaranty and Pledge Agreement between the Registrant and North Atlantic SBIC IV, L.P.  (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-K/A (File No. 333-200695) filed with the Commission on January 16, 2015).

Form of Unconditional Secured Guaranty and Pledge Agreement between the Registrant and Silicon Valley Bank (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-K/A (File No. 333-200695) filed with the Commission on January 16, 2015).

Support Agreement dated November 13, 2014, among Mandalay Digital Group, Inc. and certain stockholders of Appia’s Inc. listed therein (incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-35958) filed with the Commission on November 18, 2014).

API Service Agreement dated July 5, 2011 with Vodafone Hutchison Australia Pty Limited (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015).

IT & Content Services Agreement dated October 11, 2011 with Telstra Corporation Limited (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015).

Exhibit No.	Description

31.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William Stone, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350.*(1)

32.2	Certification of Andrew Schleimer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.*(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
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

Digital Turbine, Inc.

Dated: February 13, 2015	By:	/s/ William Stone
William Stone
Chief Executive Officer