Form 10-K
period 2015-03-31
Digital Turbine, Inc.
filed 2015-06-15
CIK 317788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35958

DIGITAL TURBINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Guadalupe Street Suite # 302 Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 387-7717

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Name of Each Exchange on Which Registered)

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on September 30, 2014 was $143,694,939.

As of June 10, 2015, the Company had 57,165,443 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the fiscal year ended March 31, 2015 are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement (or a Form 10-K/A) will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2015.

Digital Turbine, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2015

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Digital Turbine”, “DT”, or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”). We refer to Appia, Inc., a company we acquired on March 6, 2015, as “Appia” or “DT Media.”

ITEM 1.	BUSINESS

Current Operations

Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, app advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments – Advertising and Content.

The Company's Advertising business is comprised of products including:

•	DT Ignite™, a mobile device management solution with targeted app distribution capabilities,
•	DT IQ™, a customized user experience and app discovery tool,
•	DT Media, an advertiser solution for unique and exclusive carrier and OEM inventory, and

•	Appia Core, a leading worldwide mobile user acquisition network.

The Company's Content business is comprised of products including:

•	DT Marketplace™, an application and content store, and
•	DT Pay™, a content management and mobile payment solution.

With global headquarters in Austin, Texas and offices in Durham, North Carolina, Berlin, Singapore, Sydney and Tel Aviv, Digital Turbine’s solutions are available worldwide.

Information about Segment and Geographic Revenue

In the fourth quarter of Fiscal 2015, the Company made certain segment realignments in order to conform to the way the Company manages segment performance.  This realignment was driven primarily by the acquisition of Appia on March 6, 2015.  The Company has recast prior period amounts to provide visibility and comparability.  None of these changes impacts the Company’s previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.

The Company manages its business in four operating segments:  Ignite, IQ, Appia Core, and Content.  The four operating segments have been aggregated into two reportable segments: Advertising and Content.

Information about segment and geographic revenue is set forth in Note 16 to our consolidated financial statements under Item 8 of this Annual Report.

Advertising

DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage and monetize the applications on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in an advertising revenue stream. The Company has launched DT Ignite with mobile operators and OEMs in North America, Europe, Asia Pacific, India and Israel.

DT IQ enables app and content discovery, both organic and sponsored, in a variety of user interfaces. The core of the product suite is the DT IQ engine which provides application recommendations to the device end user. The DT IQ AppDeck product is centered around app discovery and is presented in a visual feed-based User Interface. The DT IQ App Drawer product organizes applications for device end users by category and provides contextual app recommendations. DT IQ Search is a User Experience and User Interface that enables device end users to search and discover content from various sources including social media, search engines, and applications. Monetization for DT IQ Search is through increased content sales while AppDeck and App Drawer monetize through the display of and or recommendation of applications via the CPI commercial model. DT IQ has been deployed with mobile operators across North America and Asia Pacific.

DT Media is an advertiser solution for unique and exclusive carrier and OEM home screen inventory.

Appia Core is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. Appia Core accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships; as well as purchasing inventory through exchanges using real-time bidding (“RTB”). The advertising revenue generated by Appia Core’s platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using RTB, Appia Core buys inventory at a rate determined by the marketplace. Since inception, Appia Core has delivered over 100 million app installs for hundreds of advertisers.

Content

DT Marketplace is currently one of the Company’s primary revenue generating products. DT Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Marketplace is deployed with many operators across multiple countries including Australia, Singapore, and Israel.

DT Pay is currently one of the Company’s primary revenue generating products. DT Pay is an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. DT Pay has been launched in Australia and Singapore.

Recent Developments

As a result of both the needs of the operators and the Company’s desire to enhance and scale, the Company has pursued targeted acquisitions that may accelerate growth.

On October 9, 2014 the Company acquired certain intellectual property of Xyologic Mobile Analysis, GmbH (XYO), related to mobile application recommendation, search and discovery.  The aggregate purchase price of XYO was US $2.5 million, paid in cash, subject to a twelve month holdback of US $375,000 which acts as partial security for potential future indemnification claims.

On March 6, 2015, the Company completed its acquisition of Appia, Inc., a leading worldwide mobile user acquisition network for approximately 19 million shares of stock. At closing, DT Media entered into a new amended and restated loan agreement with its senior lender, Silicon Valley Bank, as well as a securities purchase agreement with its subordinated lender, North Atlantic SBIC IV, L.P. (“North Atlantic”) pursuant to which DT Media sold a senior secured debenture with a principal amount of $8 million (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by DT Media to North Atlantic, which were cancelled. DT Media’s obligations under the New Debenture are secured by all of DT Media’s assets; additionally, Digital Turbine has guaranteed DT Media’s obligations under the New Debenture, and pledged substantially all of its assets, including its intellectual property, to North Atlantic in support of the New Debenture. The New Debenture is subordinated to the Silicon Valley Bank Debt.

On June 11, 2015 (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500,000 to $5,000,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.

Competition

The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for end users primarily on the basis of positioning, brand, quality and price. We compete for wireless carriers placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with licensors of brands and other intellectual property. We compete for content and brand licensors based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We compete for platform deployment contracts with other mobile platform companies. We also compete for experienced and talented employees.

Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Twitter, Yahoo!, Pandora and other ad networks such as RocketFuel and Millennial Media. These companies can be both customers and publishers for Digital Turbines products, as well as competitors in certain cases.  For the DT IQ product, there is some competition in the space by everything.me, Quixey, and Aviate, but our main competitors are OEM launchers and Android launchers, which allow customers to customize their handset. With DT Ignite, we compete with smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our DT IQ and DT Ignite products, which could be a material source of competition.

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

DT IQ is a recommendation server that provides organic and sponsored app-install recommendations.  The DT IQ front-end has different User Experience and User Interfaces that enables different customers to search and discover content from various sources including social media, search engines, and applications. DT IQ app drawer organizes your applications for you by category as well as providing more traditional alphabetical and search based methods. DT IQ Search aggregates the multiple sources users search today and brings the results together in one easy to use UI. We compete in this product range with traditional search engines such as Google, Yahoo, Android and manufacturers to launcher applications such as everything.me.

Appia Core is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. Appia Core accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, carriers and mediated relationships. We compete in this product range with traditional mobile advertising networks to multimedia advertising companies seeking more efficient means to distribute content to end users including Facebook, Twitter, and Google, as well as in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo! Pandora, and other independent publishers.

DT Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandizing, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. Competitors in these two areas include Google Play and the Apple App store.

DT Pay is an Application Programming Interface (API) that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. DT Pay allows the publishers and the operators to monetize those applications by allowing the content to be billed directly to the consumer via the operator bill. Some competitors to the DT pay product are Google Wallet, Bango and BilltoMobile.

Product Development

Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the years ended March 31, 2015 and 2014 was $7.9 million and $7.9 million, respectively. The amount spent on research and development activities for the years ended March 31, 2015 and 2014 was $0.7 million and $0.5 million, respectively.

Contracts with Customers

We have both exclusive and non-exclusive carrier and OEM agreements. Our agreements with advertisers and publishers are generally non-exclusive. Historically, our agreements with carriers for Content business have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier agreements may vary. Our carrier and OEM agreements for our Advertising business are multi-year agreements, with terms that are longer than one to two years. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced. In our Content business most of our sales are made directly to large national mobile phone carriers. In our Advertising business most of our sales are made either directly to application developers, advertising agencies representing application developers or through advertising aggregators.

In our Advertising business, we generally have numerous advertisers who represent a significant level of business. Coupled with advertiser concentration, we distribute a significant level of advertising through one operator. If such advertising clients or this operator decided to materially reduce or discontinue its use of its platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.

In our Content business, one major operator customer and another operator customer accounted for 50.6% and 11.1%, respectively, of our gross revenues during the twelve-month period ended March 31, 2015 and these two operator customers and one other operator customer accounted for 45.8%, 22.2%, and 10.5% of our gross revenues during the twelve-month period ended March 31, 2014.

Business Seasonality

Our revenue, cash flow from operations, operating results and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers (and their agencies) devote a disproportionate amount of their budgets to the fourth quarter of the calendar year to coincide with increased holiday spending. We expect our revenue, cash flow, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be generally higher in the third and fourth fiscal quarters than in prior quarters.

Employees

As of March 31, 2015, the Company, including its subsidiaries, had 157 employees, 154 of whom were full-time and 3 of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2015, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as needed basis.

History of Digital Turbine, Inc.

The Company was originally incorporated in the State of Delaware on November 6, 1998 under the initial name eB2B Commerce, Inc.

From 1998 to 2015, the Company has operated under several different company names including; eB2B, Mediavest, Inc., Mandalay Media, Inc.,  NeuMedia, Inc., and Mandalay Digital Group, Inc.

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

From February 12, 2008 to October 23, 2008, the Company’s sole operations were those of its wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”). On February 13, 2014, the Company disposed of the Twistbox subsidiary and as such, it is no longer reflected as part of our continuing operations in this Report.

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

On September 13, 2012, the Company completed an acquisition of 100% of the issued and outstanding share capital of three operating subsidiaries of Logia Group Ltd (“Sellers”) (Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), (collectively, the “Targets”)). In addition, the Company, by assignment to the acquisition entity, DT EMEA acquired the assets of LogiaDeck Ltd (an affiliate of the Seller, “LogiaDeck”), comprised of the “LogiaDeck” software, which the Company has rebranded “DT Ignite”, and certain operator and other contracts related to the business of the Targets that were originally entered into by the Sellers. Pursuant to the Logia purchase agreement, the Company purchased 23% of the outstanding shares of the Targets and DT EMEA purchased 77% of such shares. On November 7, 2012, the Company contributed all of its shares of the Targets to DT EMEA pursuant to a Contribution Agreement among the Company, DT USA and DT EMEA.

On March 28, and April 9, 2013, the Company filed a Certificate of Amendment and Certificate of Correction of Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware, to effect a 1-for-5 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every five (5) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one (1) share of our common stock. Our post-Reverse Stock Split common stock began trading on April 15, 2013 with a new CUSIP number of 562562-207. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

On April 12, 2013, the Company, through its indirect, wholly-owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired Mirror Image International Holdings Pty Ltd (“MIAH”).

On October 9, 2014, the Company acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH, through its Luxembourg subsidiary, DT Luxembourg.

On January 13, 2015, the Company changed its name from Mandalay Digital Group, Inc. to Digital Turbine, Inc.

On January 20, 2015, the Company changed its NASDAQ ticker symbol from “MNDL” to “APPS”, with a new CUSIP number of 25400W-102.

On March 6, 2015, the Company completed the acquisition of Appia, Inc. Appia was acquired into the Company’s  wholly-owned subsidiary DTM Merger Sub, Inc., which was renamed to Digital Turbine Media, Inc. and referred to in this Form 10-K and the consolidated financial statements as DT Media or as Appia.

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

General Risks

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

If there are delays in the distribution of our products or if we are unable to successfully negotiate with advertisers, application developers, carriers or mobile operators or if these negotiations cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.

We have a limited operating history for our current portfolio of assets, which may make it difficult to evaluate our business.

We have only owned the IQ intellectual property and Content business since September 13, 2012 and April 12, 2012, respectively. Additionally, the Company recently completed the acquisition of Appia on March 6, 2015.  While Appia has a longer operating history, integration with the other Company portfolio products has a limited history of generating revenues, and the future revenue potential of our business in the market is uncertain. As a result of recent carrier acceptance for some of our product offerings, our regional acquisitions and short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile application and content entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain our current, and develop new, wireless carrier and OEM relationships, in both international and domestic markets;
•	maintain and expand our current, and develop new, relationships with compelling content owners;
•	retain or improve our current revenue-sharing arrangements with carriers and content owners;
•	continue to develop new high-quality products and services that achieve significant market acceptance;
•	continue to develop and upgrade our technology;
•	continue to enhance our information processing systems;
•	increase the number of end users of our products and services;
•	execute our business and marketing strategies successfully;
•	respond to competitive developments; and
•	attract, integrate, retain and motivate qualified personnel.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our results include:

•	the number of new products and services released by us and our competitors;
•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the popularity of new products and services, and products and services released in prior periods;
•	changes in prominence of deck placement for our leading products and those of our competitors;
•	the expiration of existing content licenses;
•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;
•	changes in pricing policies by us, our competitors or our carriers and other distributors;
•	changes in the mix of original and licensed content, which have varying gross margins;
•	changes in the mix of direct versus indirect CPI advertising sales, which have varying margin profiles;
•	changes in the mix of CPI, CPP and CPA advertising sales, which have varying revenue profiles
•	the seasonality of our industry;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	our success in entering new geographic markets;
•	foreign exchange fluctuations;
•	accounting rules governing recognition of revenue;
•	general economic, political and market conditions and trends;
•	the timing of compensation expense associated with equity compensation grants; and
•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, including seasonality attributable to the holiday seasons, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

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

The Company has secured indebtedness, which could limit its financial flexibility.

The Company’s secured indebtedness could have significant negative consequences including:

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;
•	limiting the Company’s ability to obtain additional financing;
•

requiring the use of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•

limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it competes, including by virtue of the requirement that the Company remain in compliance with certain negative operating covenants included in the credit arrangements under which the Company will be obligated; and

•	placing the Company at a possible competitive disadvantage to less leveraged competitors that are larger and may have better access to capital resources.

Although we currently intend to refinance the indebtedness as soon as practicable, we cannot provide any assurance that we will be successful or that we will be able to refinance the debt on acceptable terms.

The Company’s business is highly dependent on decisions and developments in the mobile device industry over which the Company has no control.

The Company’s ability to maintain and grow its business will be impaired if mobile connected devices, their operating systems or content distribution channels, including those controlled by the primary competitors of the Company, develop in ways that prevent the Company’s advertising from being delivered to their users.

The Company’s business model will depend upon the continued compatibility of its mobile advertising platform with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them.

The design of mobile devices and operating systems is controlled by third parties. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as AT&T, Sprint, as well as other domestic and global operators, may also affect the ability of users to download apps or access specified content on mobile devices. The Company will have some relationship with T-Mobile and Verizon but these relationships are specific and subject to contractual performance which may not be achieved.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that   the Company would regard as its most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Google Play and Android™ platform operating system. If the Company’s mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair the Company’s ability to provide ads on them or its ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, the Company’s ability to maintain and grow its business will be impaired.

The Company’s business may depend in part on its ability to collect and use location-based information about mobile connected device users.

The Company’s business model will depend in part upon its ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of its advertising clients. The Company’s ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on its ability to either collect or use location data could impact the effectiveness of the Company’s platform and its ability to target ads.

The Company does not have long-term agreements with its advertiser clients, and it may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to the Company.

The Company’s success will depend on its ability to maintain and expand its current advertiser client relationships and to develop new relationships. The Company’s contracts with its advertiser clients does not generally include long-term obligations requiring them to purchase the Company’s services and are cancelable upon short or no notice and without penalty. As a result, the Company may have limited visibility as to its future advertising revenue streams. The Company will not be able to provide assurance that its advertiser clients will continue to use its services or that it will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of the Company’s business decides to materially reduce its use of the Company’s platform or to cease using the Company’s platform altogether, it is possible that the Company may not have a sufficient supply of ads to fill its developers’ advertising inventory, in which case the Company’s revenue could be significantly reduced. Revenue derived from performance advertisers in particular is subject to fluctuation and competitive pressures. Such advertisers, which seek to drive app downloads, are less consistent with respect to their spending volume, and may decide to substantially increase or decrease their use of the Company’s platform based on seasonality or popularity of a particular app.

Advertisers in general may shift their business to a competitor’s platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in the Company’s revenue and harm its business.

The Company’s business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing its services, the Company will transmit and store information related to mobile devices and the ads it places, which may include a device’s geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user’s consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that the Company will collect across its mobile advertising platform. The Company will strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or its practices. Any failure, or perceived failure, by it to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy, data security, or consumer protection, could result in proceedings or actions against the Company by governmental entities or others. Any such proceedings could hurt the Company’s reputation, force it to spend significant amounts in defense of these proceedings, distract its management, increase its costs of doing business, adversely affect the demand for its services and ultimately result in the imposition of monetary liability. The Company may also be contractually liable to indemnify and hold harmless its clients from the costs or consequences of inadvertent or unauthorized disclosure of data that it stores or handles as part of providing its services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile app platforms under which the platforms have agreed to require mobile apps to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the Company’s business, particularly with regard to location-based services, collection or use of data to target ads, and communication with consumers via mobile devices.

The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is focused on the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In December 2012, the FTC adopted revisions to the Children’s Online Privacy Protection Act, or COPPA, that went into effect on July 1, 2013. COPPA imposes a number of obligations on operators of websites and online services including mobile apps, such as obtaining parental consent, if the operator collects specified information from users and either the site or service is directed to children under 13 years old or the site or service knows that a specific user is a child under 13 years old. The changes broaden the applicability of COPPA, including the types of information that are subject to these regulations, and may apply to information that the Company will collect through mobile devices or apps that, prior to the adoption of these new regulations, was not subject to COPPA. These revisions will impose new compliance burdens on the Company. In February 2013, the FTC issued a staff report containing recommendations for best practices with respect to consumer privacy for the mobile industry. To the extent that the Company or its clients choose to adopt these recommendations, or other regulatory or industry requirements become applicable to the Company, it may have greater compliance burdens.

As the Company expands its operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on its business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. Complying with any new regulatory requirements could force it to incur substantial costs or require us to change its business practices in a manner that could compromise its ability to effectively pursue its growth strategy.

The Company’s business may involve the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.

The Company may at times collect, store and transmit information of, or on behalf of, its clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. The Company intends to take reasonable steps to protect the security, integrity and confidentiality of the information it collects and stores, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite the Company’s efforts to protect this information. If such unauthorized disclosure or access does occur, the Company may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. The Company may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of its commercial relationships or a reduction in client confidence and usage of its services. The Company may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage its reputation among its current and potential clients, require significant expenditures of capital and other resources and cause it to lose business and revenue.

Changes to current accounting principles could have a significant effect on the Company’s reported financial results or the way in which it conducts its business.

We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various other authorities formed to interpret, recommend, and announce appropriate accounting principles, policies, and practices. A change in these principles could have a significant effect on our reported financial results and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:

•	revenue recognition;

•	stock-based compensation;
•	accounting for uncertain tax positions;
•	accounting for goodwill and other intangible assets; and
•	accounting issues related to certain features of contingent convertible debt instruments and their effect on diluted earnings per share.

Changes in these or other rules may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion in “Summary of Significant Accounting Policies” and the Notes to Unaudited Consolidated Financial Statements included therein, for additional information about our accounting policies and estimates and associated risks.

Loss or reduction of business from the Company’s large advertiser clients could have a significant impact on the Company’s revenues, results of operations and overall financial condition.

From time to time, a limited number of the Company’s advertiser clients will be expected to account for a significant share of its advertising revenue. This customer concentration increases the risk of quarterly fluctuations in the Company’s revenues and operating results. The Company’s advertiser clients may reduce or terminate their business with it at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising client representing a substantial portion of its business decided to materially reduce or discontinue its use of its platform, it could cause an immediate and significant decline in its revenue and negatively affect its results of operations and financial condition.

The Company’s customer concentration also increases the concentration of its accounts receivable and its exposure to payment defaults by key customers. The Company will generate significant accounts receivable for the services that it provides to its key advertiser clients, which could expose it to substantial and potentially unrecoverable costs if it does not receive payment from them.

System failures could significantly disrupt the Company’s operations and cause it to lose advertiser clients or advertising inventory.

The Company’s success will depend on the continuing and uninterrupted performance of its own internal systems, which the Company will utilize to place ads, monitor the performance of advertising campaigns and manage its inventory of advertising space. Its revenue will depend on the technological ability of its platforms to deliver ads. Sustained or repeated system failures that interrupt its ability to provide services to clients, including technological failures affecting its ability to deliver ads quickly and accurately and to process mobile device users’ responses to ads, could significantly reduce the attractiveness of its services to advertisers and reduce its revenue. The combined systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps the Company takes to increase the reliability and redundancy of its systems may be expensive and may not ultimately be successful in preventing system failures.

Activities of the Company’s advertiser clients could damage the Company’s reputation or give rise to legal claims against it.

The Company’s advertiser clients’ promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of its clients to comply with federal, state or local laws or its policies could damage its reputation and expose it to liability under these laws. The Company may also be liable to third parties for content in the ads it delivers if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although the Company will generally receive assurance from its advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although it will normally be indemnified by the advertisers, a third party or regulatory authority may still file a claim against the Company. Any such claims could be costly and time-consuming to defend and could also hurt the Company’s reputation. Further, if it is exposed to legal liability as a result of the activities of its advertiser clients, the Company could be required to pay substantial fines or penalties, redesign its business methods, discontinue some of its services or otherwise expend significant resources.

System security risks, data protection breaches, cyber attacks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including ‘‘bugs’’ and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. We manage and store various proprietary information and sensitive or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to provide services and interrupt other processes. Delayed sales, lower margins, increased cost, or lost customers resulting from these disruptions could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

Advertising and Content Risks

Our revenues may fluctuate significantly based on mobile device sell-through, over which we have no control.

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

Our revenues may fluctuate significantly based on level of advertiser spend, over which we have no control, and ability to sign up publishers for our Advertising business.

A significant portion of our revenue is impacted by the level of advertising spend and our ability to sign up publishers for our advertising business. If we are unable to sign up and retain publishers and advertising spend is lower than our expectations --a factor over which we have no control as we determine our customers advertising budgets --our revenues will be impacted negatively, and this impact may be significant.

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

Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely and Android-based technology provider.

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

We currently rely on wireless carriers and OEMs to distribute some of our products and services and thus to generate some of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

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

We have both exclusive and non-exclusive carrier agreements. Historically, our carrier agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier agreements may vary. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced.

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

We currently rely on publishers to distribute our advertising services and thus to generate some of our revenues. The loss of or a change in any of these significant publisher relationships could cause us to materially reduce our revenues.

The future success of our business is highly dependent upon maintaining successful publisher relationships and establishing new publisher relationships in geographies where we have not yet established a significant presence. We expect that we will continue to generate a substantial portion of our revenues, on a go-forward basis, through relationships with our publisher base for the foreseeable future. Our failure to maintain our relationships with these publishers, establish relationships with new publishers, or a loss or change of terms would materially reduce our revenues and thus harm our business, operating results and financial condition.

Failure to renew our existing brand and Content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our products and services based on third-party content.

Content revenues are derived from our products and services based on or incorporating brands or other intellectual property licensed from third parties. Any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own products or other applications, competing with us in the marketplace. Several of these licensors already provide intellectual property for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

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

The mobile advertising business is an intensely competitive industry, and we may not be able to compete successfully.

The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. The Company’s mobile advertising platform will compete primarily with Facebook, Twitter, and Google, all of which are significantly larger than us and have far more capital to invest in their mobile advertising businesses. The Company will also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo!, Pandora, and other independent publishers. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, app developers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

The mobile advertising market may develop more slowly than expected, which could harm the business of the Company.

Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. If the market for mobile advertising deteriorates, or develops more slowly than we expect, the Company may not be able to increase its revenue.

The Company does not control the mobile networks over which it provides its advertising services.

The Company’s mobile advertising platform are dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as its ability to deliver ads on those networks at prices that enable it to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. The Company does not control these networks.

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by the Company’s advertising clients. If the network of a mobile operator should fail for any reason, the Company would not be able to effectively provide its services to its clients through that mobile network. This, in turn, could hurt the Company’s reputation and cause it to lose significant revenue.

Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. The Company anticipates generating different amounts of revenue from its advertiser clients based on the kinds of ads the Company delivers, such as display ads, rich media ads or video ads. In most cases, the Company will be paid by advertisers on a cost-per-install basis, when a user downloads an advertised app. In other cases, the Company will be paid on a cost-per-thousand basis depending on the number of ads shown, or on a cost-per-click, or cost-per-action, basis depending on the actions taken by the mobile device user. Different types of ads consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier’s network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect the Company’s pricing practices and inhibit its ability to deliver targeted advertising to that carrier’s users, both of which could impair the Company’s ability to generate revenue.  Mobile connected device users may choose not to allow advertising on their devices.

The success of the Company’s advertising business model will depend on its ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device.  Users may also elect to opt out of receiving targeted advertising from Company’s platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, the Company’s ability to deliver effective advertising campaigns on behalf of its advertiser clients would suffer, which could hurt its ability to generate revenue and become profitable.

The Company may not be able to enhance its mobile advertising platform to keep pace with technological and market developments.

The market for mobile advertising services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing advertiser and developer requirements, maintain the attractiveness and competitiveness of the Company’s mobile advertising solutions and ensure compatibility with evolving industry standards and protocols, the Company will need to regularly enhance its current services and to develop and introduce new services on a timely basis. We have invested significant resources in building and developing real-time bidding, or RTB, infrastructure to provide access to large amounts of advertising inventory and publishers. If the Company’s RTB platform is not attractive to its customers or is not able to compete with alterative mobile advertising solutions, the Company will not have access to as much advertising inventory and may experience increased pressure on margins.

In addition, advances in technology that allow developers to generate revenue from their apps without assistance from the Company could harm its relationships with developers and diminish its available advertising inventory within their apps. Similarly, technological developments that allow third parties to better mediate the delivery of ads between advertisers and developers by introducing an intermediate layer between the Company and its developers could impair its relationships with those developers. The Company’s inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling mobile advertising services in response to changing market conditions and technologies or evolving expectations of advertisers or mobile device users could hurt its ability to grow its business and could result in its mobile advertising platform becoming obsolete.

The Company will depend on publishers, developers and distribution partners for mobile advertising space to deliver its advertiser clients’ advertising campaigns, and any decline in the supply of advertising inventory could hurt its business.

The Company will depend on publishers, developers and distribution partners to provide it with space within their apps, which we refer to as “advertising inventory,” on which the Company will deliver ads. We anticipate that a significant portion of the Company’s revenue will derive from the advertising inventory provided by a limited number of publishers, developers and distribution partners. The Company will have minimum or fixed commitments for advertising inventory with some but not all of its publishers, developers and distribution partners, including certain wireless carriers in the United States and internationally. The Company intends to expand the number of publishers, developers and distribution partners subject to minimum or fixed arrangements. Outside of those relationships however, the publishers, developers and distribution partners that will sell their advertising inventory to the Company are not required to provide any minimum amounts of advertising space to the Company, nor are they contractually bound to provide the Company with a consistent supply of advertising inventory. Such publishers, developers and distribution partners can change the amount of inventory they make available to the Company at any time. They may also change the price at which they offer inventory to the Company, or they may elect to make advertising space available to its competitors who offer ads to them on more favorable economic terms. In addition, publishers, developers and distribution partners may place significant restrictions on the Company’s use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. They may also use a fee-based or subscription-based business model to generate   revenue from their content, in lieu of or to reduce their reliance on ads.

If publishers, developers and distribution partners decide not to make advertising inventory available to the Company for any of these reasons, decide to increase the price of inventory, or place significant restrictions on the Company’s use of their advertising space, the Company may not be able to replace this with inventory from others that satisfy the Company’s requirements in a timely and cost-effective manner. If this happens, the Company’s revenue could decline or its cost of acquiring inventory could increase.

The Company’s advertising business depends on its ability to collect and use data to deliver ads, and any limitation on the collection and use of this data could significantly diminish the value of the Company’s services and cause it to lose clients and revenue.

When the Company delivers an ad to a mobile device, it will often be able to collect anonymous information about the placement of the ad and the interaction of the mobile device user with the ad, such as whether the user visited a landing page or installed an app. As the Company collects and aggregates this data provided by billions of ad impressions, it intends to analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to it by developers. For example, the Company may use the collected information to limit the number of times a specific ad is presented to the same mobile device, to provide an ad to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked.

Although the data the Company will collect is not personally identifiable information, its clients might decide not to allow it to collect some or all of this data or might limit its use of this data. For example, app developers may not agree to provide the Company with the data generated by interactions with the content on their apps, or device users may not consent to having information about their device usage provided to the developer. Any limitation on the Company’s ability to collect data about user behavior and interaction with mobile device content could make it more difficult for the Company to deliver effective mobile advertising programs that meet the demands of its advertiser clients.

Although the Company’s contracts with advertisers will generally permit it to aggregate data from advertising campaigns, these clients might nonetheless request that the Company discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and responding to these kinds of requests could also cause the Company to spend significant amounts of resources. Interruptions, failures or defects in its data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit its ability to aggregate and analyze mobile device user data from its clients’ advertising campaigns. If that happens, the Company may not be able to optimize the placement of advertising for the benefit of its advertiser clients, which could make its services less valuable, and, as a result, it may lose clients and its revenue may decline.

If the Company fails to detect click fraud or other invalid clicks on ads, it could lose the confidence of its advertiser clients, which would cause its business to suffer.

The Company’s business will rely on delivering positive results to its advertiser clients. The Company will be exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and the Company is unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with its advertising services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage the Company’s brand and lead to a loss of advertisers and revenue.

The Company’s business depends on its ability to maintain the quality of its advertiser and developer content.

The Company must be able to ensure that its clients’ ads are not placed in developer content that is unlawful or inappropriate. Likewise, its developers will rely upon the Company not to place ads in their apps that are unlawful or inappropriate. If the Company is unable to ensure that the quality of its advertiser and developer content does not decline as the number of advertisers and developers it works with continues to grow, then the Company’s reputation and business may suffer.

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

Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Twitter, Yahoo!, Pandora and other ad networks such as RocketFuel and Millennial Media. These companies can be both customers and publishers for Digital Turbines products, as well as competitors in certain cases.  For the DT IQ product, there is some competition in the space by everything.me, Quixey, and Aviate, but our main competitors are OEM launchers and Android launchers. With DT Ignite, we see some smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and Wireless Operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our DT IQ and DT Ignite products.

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

Wireless carriers generally control the price charged for our products and services related to our Content products, and the billing and collection for sales and could make decisions detrimental to us.

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

We rely on the current state of the law in certain territories where we operate our business and any adverse change in such laws may significantly adversely impact our revenues and thus our operating results and financial condition.

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

Risks Related to Our Management, Employees and Acquisitions

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We depend on the continued contributions of our domestic and international senior management and other key personnel. We have had three people fill the position of Chief Financial Officer in the past three years. The loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreement with short terms, their future employment with the Company is uncertain. Additionally, our workforce is comprised of a relatively small number of employees operating in different countries around the globe who support our existing and potential customers. Given the size and geographic dispersion of our workforce, we could experience challenges with execution as our business matures and expands.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. Further, we conduct international operations in Germany, Israel, Singapore and Australia, areas that, similar to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

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

As we pursue and complete strategic acquisitions, divestitures or joint ventures, including our recently completed acquisitions of XYO and Appia, we may not be able to successfully integrate acquired businesses.

We completed the acquisition of XYO and Appia, and we continue to evaluate potential acquisitions, or joint ventures with third parties. These transactions create risks such as:

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

With the acquisition of XYO, we have expanded, and we expect that we will continue to expand, our international operations. International operations inherently subject us to a number of risks and uncertainties, including:

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

We currently transact a significant portion of our revenues in foreign currencies, namely the Australian dollar. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate-hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. We are in the process of strengthening and testing our system of internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business. Refer to Item 9 of this 10K for more information about the Company’s assessment on internal controls.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal offices of Digital Turbine, Inc. are located at 1300 Guadalupe Street Suite 302, Austin, Texas 78701.  Digital Turbine entered into a lease for these premises with Thirteenth & Guadalupe Partners, LP at a base rent of $6,203 per month which has subsequently increased to $6,409 per month after renewal at 12/1/2014. Digital Turbine also leases property in Los Angeles, California which will be closed on or before May 31, 2015 as part of the Company’s headquarter relocation move to Austin, Texas. Digital Turbine also leases property in Durham, North Carolina through its wholly owned subsidiary, Digital Turbine Media, Inc., and internationally in Australia, Israel, and Germany through its wholly owned subsidiaries, Digital Turbine Group Pty Ltd, DT EMEA Ltd, and Digital Turbine Germany GmbH.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 17 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 8, 2015, the closing price of our common stock was $4.18. Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS”. The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Capital Market for our common stock for the following periods:

	High	Low
Fiscal Year Ended March 31, 2015
First quarter	$4.12	$3.24
Second quarter	$5.89	$3.16
Third quarter	$4.45	$2.99
Fourth quarter	$4.09	$2.79

Fiscal Year Ended March 31, 2014
First quarter (1)	$6.00	$3.80
Second quarter	$4.79	$2.31
Third quarter	$3.29	$2.28
Fourth quarter	$4.89	$2.57

(1) We initially listed on a national securities exchange on June 12, 2013; prior to such time our common stock was quoted on an over the counter market.  The periods in the table prior to such time reflects bid, rather than closing prices, in accordance with the differing SEC rules for stock price quotation for national securities exchanges and over the counter markets. The over the counter prices listed reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 29, 2015, there were 2,272 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Adoption of Amended and Restated 2011 Equity Incentive Plan of Digital Turbine, Inc.

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

The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). The Plan reserves 20,000,000 shares for issuance, of which 14,393,741 remain available for issuance as of March 31, 2015.

Equity Compensation Plan Information

The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, our Appia, Inc. 2008 Stock Incentive Plan and individual compensation arrangements with employees or consultants of the Company as of March 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	4,824,133	$3.83	14,393,741
2007 Employee, Director and Consultant Stock Plan	719,670	$9.59	—
Appia, Inc. 2008 Stock Incentive Plan	245,956	$0.64	—
Equity compensation plans not approved by security holders	—	$—	—
Total	5,789,759		14,393,741

Unregistered Sales of Equity Securities

All numbers are in thousands, except share and per share amounts.

In March 2015, the Company issued 15,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $60.  The shares were issued to an accredited investor without any general solicitation pursuant to the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933 and/or Regulation D and/or Regulation S promulgated thereunder.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by us during the period ended March 31, 2015.

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

Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Digital Turbine”, “DT”, or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte Ltd (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”).

All numbers are in thousands, except share and per share amounts.

Company Overview

Digital Turbine innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, app advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The company operates its business by providing services in the Advertising and Content space. The Company has grown through several recent acquisitions, which are relevant to understanding the Company’s current business.  The Company acquired Xyologic and Appia in fiscal 2015. The Xyologic acquisition was key to developing DT IQ which is a product that provides app-install recommendations.  Appia (Appia Core) provides the Company with a mobile user acquisition platform which allows mobile advertisers to engage with the right customers for their applications.

Advertising

DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in an advertising revenue stream. The Company has launched DT Ignite with mobile operators and OEMs in North America, Europe, Asia Pacific, India and Israel.

DT IQ enables app and content discovery, both organic and sponsored, in a variety of user interfaces. The core of the product suite is the DT IQ engine which provides application recommendations to the device end user blended with sponsored ads. The DT IQ AppDeck product is centered purely around app discovery and is presented in a visual feed-based User Interface. The DT IQ App Drawer product organizes applications for device end users by category and provides contextual app recommendations. DT IQ Search is a User Experience and User Interface that enable device end users to search and discover content from various sources including social media, search engines, and applications. Monetization for DT IQ Search is through increased content sales while AppDeck and App Drawer monetize through the display of and or recommendation of applications via the CPI commercial model. DT IQ has been deployed with mobile operators across North America and Asia Pacific.

DT Media is an advertiser solution for unique and exclusive carrier and OEM on-device home screen inventory.

Appia Core is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. Appia Core accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships; as well as purchasing inventory through exchanges using real-time bidding (“RTB”). The advertising revenue generated by Appia Core’s platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using real-time bidding, Appia Core buys inventory at a rate determined by the marketplace. Since inception, Appia Core has delivered over 100 million app installs for hundreds of advertisers.

Content

DT Marketplace is currently one of the Company’s primary revenue generating products. DT Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Marketplace is deployed with many operators across multiple countries including Australia, Singapore, and Israel.

DT Pay is currently one of the Company’s primary revenue generating products. DT Pay is an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. DT Pay has been launched in Australia and Singapore.

Digital Turbine’s divestiture of Twistbox Entertainment in the fiscal 2014 fourth quarter is reflected as discontinued operations in this Report. All periods presented have been revised to reflect this presentation. Unless otherwise noted, all discussions in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS

	12 Months Ended	12 Months Ended
	March 31,	March 31,	% of
	2015	2014	Change
	(in thousands, except share and per share amounts)
Revenues	$28,252	$24,404	15.8%
Cost of revenues	22,120	16,558	33.6%
Gross profit	6,132	7,846	-21.8%
SG&A	29,869	23,216	28.7%
Impairment of intangible assets	-	154	-100.0%
Operating loss	(23,737)	(15,524)	52.9%
Interest expense, net	(234)	(1,407)	-83.4%
Foreign exchange transaction gain	32	33	-3.0%
Change in fair value of warrant derivative liabilities loss	-	(811)	-100.0%
Gain/ (loss) on disposal of fixed assets	2	-	100.0%
Loss on extinguishment of debt	-	(442)	-100.0%
Gain / (loss) on settlement of debt	(9)	74	-112.2%
Other expense	46	-	100.0%
Loss on change on valuation of long term contingent liability	-	603	-100.0%
Loss before income taxes	(23,900)	(17,474)	36.8%
Income tax provision	747	(272)	-374.6%
Loss from continuing operations	(24,647)	(17,202)	43.3%

Loss on disposal of discontinued operations, net of taxes	-	(1,502)	-100.0%

Net loss	(24,647)	(18,704)	31.8%

Diluted net income / (loss) per common share:
Continuing operations	(0.63)	(0.63)	0.0%
Discontinued operations	-	(0.05)	-100.0%
Net loss	(0.63)	(0.68)	-7.4%
Weighted average common shares outstanding, basic and diluted	38,967	27,478	41.8%

Comparison of the Year Ended March 31, 2015 and the Year Ended March 31, 2014

Revenues

	Twelve Months Ended March 31,		% of
	2015	2014	Change
	(In thousands)
Revenues by type:
Content	$22,009	$23,635	-6.9%
Advertising	6,243	769	711.8%
Total	$28,252	$24,404	15.8%

During the year ended March 31, 2015 there was an approximately $3,800 or 15.8% increase in revenue overall, as compared to the year ending March 31, 2014. The year over year increase was driven by Advertising revenue growth comprised primarily of CPI and CPP revenue from new advertising partners across commercial deployments of DT Ignite with new carrier partners, amounts earned from the Company’s carrier partners relating to sharing of costs of software customization and integration prior to device launch, and the inclusion of 26 days of Appia Core. The Content business experienced a moderate decline year over year driven primarily by a decrease in DT Marketplace in the first half of the fiscal year. The decline in DT Marketplace was partially mitigated by increased billing revenue as a result of new DT Pay customers.

Gross Margins

	Twelve Months Ended March 31,		% of
	2015	2014	Change
	(In thousands)
Gross margin by type
Content Gross Margin $	$4,210	$7,083	-40.6%
Content Gross Margin %	19%	30%
Advertising Gross Margin $	$1,922	$763	151.9%
Advertising Gross Margin %	31%	99%
Total Gross Margin $	$6,132	$7,846	-21.8%
Total Gross Margin %	22%	32%

Gross profit was approximately $6,100 or 22% for fiscal 2015, versus approximately $7,800 or 32% for fiscal 2014. Content business gross profit and gross margin was adversely impacted by a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin. Advertising gross profit and gross margin, driven by the amount of revenue share paid to carrier and OEM distribution partners related primarily to CPI and CPP revenue generated via the DT Ignite platform and revenue share paid to Appia Core publishers, year of year with an increase in overall Advertising revenue.

Operating Expenses

	Twelve Months Ended March 31,		% of
	2015	2014	Change
	(In thousands)
Product development expenses	$7,905	$7,869	0.5%
Sales and marketing expenses	2,933	1,915	53.2%
General and administrative expenses	19,031	13,432	41.7%

Product development expenses include campaign management, the development and maintenance of the DT product suite, including Appia Core, as well as the costs to support DT Pay and DT Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel.

Sales and marketing expenses represent the costs of sales and marketing personnel, and advertising and marketing campaigns.  Sales and marketing expenses have increased with bringing products to market.

General and administrative expenses represent management, finance and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock based compensation and depreciation expense.

Total operating expenses for fiscal 2015 equaled approximately $29,900, compared with approximately $23,400 in fiscal 2014.  The increase related to costs inclusion of 26 days of Appia, investment in new offices in Germany and Singapore, transaction costs related to the acquisitions of XYO and Appia, as well as an increase in stock-based compensation.  Total operating expenses for fiscal 2015 included approximately $6,400 in non-cash items comprised of depreciation and stock based compensation. Total operating expenses for fiscal 2014 included approximately $5,700 in non-cash items comprised of depreciation and stock based compensation.

Other Income and Expenses

	Twelve Months Ended March 31,		% of
	2015	2014	Change
	(In thousands)
Interest and other (expense)	(234)	(1,407)	-83.4%
Foreign exchange transaction gain / (loss), net	32	33	-3.0%
Change in fair value of warrant derivative liabilities loss	-	(811)	-100.0%
Gain on disposal of fixed assets	2	-	100.0%
Other income	46	-	100.0%
Loss on extinguishment of debt	-	(442)	-100.0%
Gain / (loss) on settlement of debt	(9)	74	-112.2%
Loss on change on valuation of long term contingent liability	-	603	-100.0%

Interest and other expense includes interest income on invested funds, interest expense, and financing costs as incurred by the Company. These expenses were significantly higher in the year ended March 31, 2014 due to loan modification costs and interest expense incurred through September 2013 when the outstanding debt balance was paid off as compared to the year ended March 31, 2015 which included only 26 days of interest expense related to the new debt brought on in connection with the acquisition of Appia, Inc. Other expenses include foreign exchange transaction gains and losses.  The last quarter of the year ended March 31, 2015 includes a portion of interest from debt incurred with the acquisition of Appia.

Financial Condition

Assets

Our current assets totaled approximately $20,200 and approximately $27,500 at March 31, 2015 and March 31, 2014, respectively. Total assets were approximately $122,600 and approximately $45,100 at March 31, 2015 and March 31, 2014, respectively. The decrease in current assets from period to period is primarily due to the decrease in cash used for operating activities of approximately $14,500 and the XYO purchase of approximately $2,100 offset by the increase in cash of approximately $500 for warrant and option exercises, as well as approximately $1,400 in cash and approximately $7,400 in accounts receivable purchased in the Appia acquisition in March 2015.

Liabilities and Working Capital

At March 31, 2015, our total liabilities were approximately $31,000, compared to approximately $12,100 at March 31, 2014. The change in liabilities was due to the increase in liabilities and debt due to the acquisition of Appia of approximately $21,300, offset mainly by the decrease in deferred tax liabilities of approximately $2,900. As a result of these changes, the Company had negative working capital of approximately $3,800 at March 31, 2015 as opposed to positive working capital of approximately $15,600 at March 31, 2014.

Liquidity and Capital Resources

	Twelve Months Ended March 31,		% of
	2015	2014	Change
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	67	207	-67.6%
Cash flows used in operating activities	14,500	7,807	85.7%
Cash flows used in acquisition of assets	2,125	-	100.0%
Exercise of warrants and options	(511)	-	100.0%
Settlement of contingent liability	49	-	100.0%
Cash acquired with acquisition of subsidiary	(1,363)	(513)	165.7%
Cash used in acquisition of subsidiary	-	1,287	-100.0%
Repayment of debt obligations	-	3,657	-100.0%
Issuance of shares for cash	-	(33,297)	-100.0%
Loss on exchange rate changes on cash and cash equivalents	(131)	196	-166.8%

Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. In fiscal year 2014, the Company raised approximately $33,300 through equity financings. The Company did not raise any financing through equity issuance in fiscal year 2015. The Company filed a shelf registration covering $100,000 of primary securities, which would enable the Company to raise additional capital. The registration statement was declared effective by the SEC on April 24, 2015, and provides the Company flexibility to consider and pursue capital raising alternatives. The Company believes that it will have sufficient resources to continue operations through March 31, 2016; however, additional capital would likely be needed to pursue new opportunities of inorganic growth not currently in our main business plans. As of March 31, 2015, we had approximately $7,000 of cash and cash equivalents. Additionally, the Company currently has a $3,500 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed.  As of March 31, 2015, the outstanding balance on the revolving credit facility was $3,000. Refer to section 9B for an update on the Silicon Valley Bank revolving credit facility.

On June 11, 2015, (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement. Refer to section 9B for an update on the Silicon Valley Bank revolving credit facility.

Operating Activities

During the year ended March 31, 2015, cash decreased approximately $14,700. Net cash used in operating activities was $14,500 in the year ended March 31, 2015, as compared to approximately $7,800 in the year ended March 31, 2014. The difference between net loss and net cash used in operating activities is comprised primarily of an increase in accounts receivable, deposits, and prepaid expenses of approximately $600, offset by a decrease in accounts payable and other liabilities of approximately $5,000, and further offset by a decrease in deferred tax assets of approximately $3,200 and an increase in accrued license fees and revenue share and accrued compensation of approximately $3,000 and approximately $325, respectively. These changes are related to the loss for the period, but exclude depreciation and amortization of approximately $2,100, as well as approximately $6,300 expense for stock compensation, stock options and stock issued for services.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contingencies, litigation and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition

Advertising

Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Placement (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s software services: mobile application management through DT Ignite, and user experience and discovery through DT IQ.

The Company recognizes as revenue the amount billed to the application developer or advertising aggregator. Revenue share payments to the carrier are recorded as a cost of revenues. The Company has evaluated its agreements with the developers and aggregators and the carriers in accordance with the guidance at FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations and has concluded that it is the principal under these agreements. Key indicators that it evaluated to reach this determination include:

•	The Company has the contractual relationship with the application developers or advertising aggregators (collectively, the advertisers), and we have the performance obligation to these parties;
•

Through our DT Ignite and DT IQ software, we provide application installation and management as well as detailed reporting to advertisers and carriers. We are responsible for billing the advertisers, and for reporting revenues and revenue share to the carriers;

•

As part of the application management process, we use our data, and post-install event data provided back to us by the advertisers, to match applications to end users. We currently target end users based on carrier, geography, demographics (including by handset type), among other attributes, by leveraging carrier data. We have discretion as to which applications are delivered to each end user;

•	Pricing is established in our agreements with advertisers. We negotiate pricing with the advertisers, based on prevailing rates typical in the industry; and
•

The Company is responsible for billing and collecting the gross amount from the advertiser. Our carrier agreements do not include any specific provisions that allow us to mitigate our credit risk by reducing the revenue share payable to the carrier.

In certain instances the carrier may enter directly into a CPI, CPP or CPA arrangement with a developer, where the installation will be made using the Company’s DT Ignite and DT IQ software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.

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

Content and Billing

The Company’s Content and Billing revenues are derived primarily from transactions with the carriers’ customers (end users). The carriers bill the end users upon the sale of content, including music, images or games, and the Company shares the end user revenues with the carrier. The end user transactions are processed by the Company’s software services: white labeled mobile storefront and content management solutions through DT Marketplace, and mobile payments with direct operator billing through DT Pay.

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

Key indicators that it evaluated to reach this determination include:

•	End users directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;
•

Carriers generally have significant control over the types of content that they offer to their subscribers; the Company has the content provider relationships and has discretion, within the parameters set by the carriers, regarding the actual offerings;

•	Carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;
•	Carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each content sale;
•

Carriers generally must approve the price of the Company’s content in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

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

Carrier Revenue Share

Revenues generated from advertising via direct CPI, CPP or CPA arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of goods sold. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our content business most of our sales are made directly to large national mobile phone carriers. In our advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2015, one major customer represented approximately 21.1% of our gross accounts receivable outstanding, and 49.1% of our gross accounts receivable outstanding as of March 31, 2014, respectively. The previously mentioned major customer and one other customer accounted for 50.6%, 11.1% of our gross revenues during the twelve month period ended March 31, 2015 and these two customers and one other customer accounted for 45.8%, 22.2%, and 10.5% of our gross revenues during the twelve month period ended March 31, 2014.

Goodwill and Indefinite Life Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20 Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. For goodwill and indefinite lived intangible assets, we complete what is referred to as the “Step 0” analysis which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not that the fair value is less than the carrying amount, we would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

In the year ended March 31, 2014, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended March 31, 2015.

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

There were no indications of impairment present during the period ended March 31, 2015.  In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.

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

The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions, including Israel, Germany, Luxembourg, Singapore and Australia. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2018, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going concern (Subtopic 205-40).  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of this ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).  The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of the financial statements. ASU No. 2015-01 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 1, 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05") to reduce the diversity in practice, and reduce the costs and complexity of assessing fees paid in a Cloud Computing Arrangements (“CCA”). While the new standard does not provide explicit guidance on how to account for fees paid in a CCA, it does provide guidance on which existing accounting model should be applied. ASU No. 2015-05 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2016 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.  As a result, the disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls Over Financial Reporting

We completed the acquisition of Appia, Inc. (Appia) on March 6, 2015, less than one month before our fiscal year end. Management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of Appia have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Appia into our internal controls over financial reporting and extending our compliance program to include Appia. We have excluded Appia from the scope of our fiscal period ended March 31, 2015 assessment of internal control over financial reporting as we believe is permitted by the published interpretations of the staff of the Securities and Exchange Commission regarding business combinations.

In addition, on February 27, 2015 the Company hired a new Chief Accounting Officer.

Other than the Appia acquisition and the hiring of a new Chief Accounting Officer, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As noted above, this evaluation excluded Appia from the scope of our fiscal period ended March 31, 2015 assessment of internal control over financial reporting.  Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2015 because of the material weakness described below.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is associated with the Financial Close and Reporting process and relates to an accumulation of significant deficiencies, which when considered in aggregate, rise to the level of a material weakness.  The deficiencies are related to: inadequate accounting systems – including information technology systems directly related to financial statement processes, lack of formal accounting policies, processes & technical accounting resources, and a reliance on manual processes. The material weakness identified above is substantially similar to previous material weaknesses that have been disclosed – which as of March 31, 2015 have not been fully remediated.

Specifically, the nature of the material weaknesses stem primarily from: the company’s accounting system is not consistently designed or implemented in each of the company’s subsidiaries and lacks an integrated consolidation module and  accounting employee turnover and a lack of formal accounting policies and procedures has resulted in the inadequate design of controls, separation of duties, a heavy reliance on manual processes in the areas of consolidation & disbursements, and the inadequate review of transactions.

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended March 31, 2015 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficiency and cash flows for the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

SingerLewak LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this 10K.

Remedial Actions

We have taken and completed certain actions, with other planned actions to be taken over the next 12 months to remediate the material weakness.

Completed Actions

•

Hired a Chief Accounting Officer “CAO” on February 27, 2015. Additionally, as of March 31, 2015, the Company hired 3 accounting staff, who will be located in Austin, Texas, and will be replacing the 3 accounting staff individuals from Los Angeles.

•	All subsidiaries are utilizing a limited functional version of SAP, the Company’s accounting ERP system.
•	Implemented a management representation letter in which key members of management and accounting/finance staff attest to certain questions related to the financial statements.
•	Implemented a Company signature authority policy which outlines requirements and signing authority for executing contracts.

Planned Actions

•	Expect to have 1 additional staff accountant on board in Asia Pacific prior to June 30, 2015.
•	Expect to consolidate all accounting related decisions under the direction of the CAO prior to June 30, 2015.
•	Continue working with a third party to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

•	Continue to utilize third party accounting experts to augment Company accounting staff as necessary.
•	Finalize the system implementation related to SAP including a more automated consolidation system and additional functionality to reduce current manual processes.
•	Implement a billing, disbursement and stock option accounting system and integrate with SAP.
•

Document key accounting policies and internal control procedures for significant accounting areas with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system.

•	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meeting the accounting and finance requirements of the Company.
•

Conduct formal training related to key accounting policies, internal controls, and SEC compliance will be delivered to all key personal which have a direct and indirect impact on the transactions underlying the financial statements.

•	Implement Information Technology documentation and new controls that have an impact on financial reporting.
ITEM 9B.	OTHER INFORMATION

On June 10, 2015 the Board of Directors appointed Jud Bowman and Craig Forman to the Compensation Committee and Audit Committee, respectively.

On June 10, 2015 the CEO, acting pursuant to full discretionary authority previously provided by the Compensation Committee, approved a discretionary bonus to Mr. Schleimer, CFO in the amount of $81 for overall performance and significant contributions related to the Appia acquisition.

On June 11, 2015, (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.  The credit facility will continue to be secured by substantially all of the assets of the Borrower and our assets. Additionally, the credit facility requires that Digital Turbine USA, Inc. (“DT USA”), a sister company to the Borrower, provide security in all its assets for the benefit of Bank, including its intellectual property, by June 25, 2015.  DT USA is also required to become a guarantor under the credit facility by June 25, 2015.  In connection with the credit facility, DT USA will also become a secured guarantor of all obligations owed to North Atlantic SBIC IV, L.P. (“North Atlantic”) under those certain Purchase Agreements dated April 4, 2013 and October 31, 2013, by and between the Borrower and North Atlantic, and those certain 10.00% Subordinated Debentures dated April 4, 2013 and October 31, 2013, from the Borrower made payable to the order of North Atlantic, by June 25, 2015.

The revolving credit facility bears interest at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus 1.75% and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus 2.75%.

The amended facility includes a financial covenant for minimum trailing three-month adjusted EBITDA, which will not be applicable if (a) there are no advances outstanding under the revolving facility, or (b) if our cash and cash equivalents held at the Bank or Bank’s Affiliates is greater than or equal to $15,000.  EBITDA is defined as our consolidated (w) net income (as customarily defined), plus (x) interest expense, plus (y) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (z) income tax expense.

The obligations under the amended credit facility continue to be guaranteed by us.

The preceding description of the Third Amended and Restated Loan and Security Agreement is qualified in its entirety by reference to the entire text of the Amended and Restated Loan Agreement, filed as Exhibit 10.52 to this Current Report on Form 10K and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements: Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Digital Turbine, Inc. and Subsidiaries Consolidated Financial Statements

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

2.1

Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.

2.2

Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.

2.3

Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-10039), filed with the Commission on December 2, 2005.

2.4

Plan and Agreement of Merger, dated September 27, 2007, of NeuMedia Media, Inc., a Delaware corporation, and Mediavest, Inc., a New Jersey corporation, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

2.5

Certificate of Merger merging Mediavest, Inc., a New Jersey corporation, with and into NeuMedia Media, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

2.6

Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.

2.7

Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.

2.8

Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

2.9

Agreement and Plan of Merger, dated November 13, 2014, by and among Mandalay Digital Group, Inc., DTM Merger Sub, Inc., and Appia, Inc., incorporated by reference to our Amended Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014.

3.1	Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

3.2

Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012, incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.

3.3

Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.

3.4

Certificate of Correction of Certificate of Amendment, dated April 9, 2013, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013

3.5

Certificate of Amendment of Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on January 13, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 16, 2015.

3.6	Bylaws, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

3.7

Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012,  incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

3.8	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).

3.9	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.

4.1	Form of Warrant to Purchase Common Stock dated September 14, 2006, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2006.

4.2	Form of Warrant to Purchase Common Stock dated October 12, 2006, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.

4.3	Form of Warrant to Purchase Common Stock dated December 26, 2006, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 3, 2007.

4.4

Form of Warrant Issued to David Chazen to Purchase Common Stock dated August 3, 2006, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on August 9, 2006.

4.5	Form of Warrant issued to Investors, dated October 23, 2008, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 27, 2008.

4.6

Warrant dated September 23, 2009 issued to Vivid Entertainment, LLC and related Registration Right Agreement, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 16, 2009

4.7	Form of Warrant issued to Investors, dated June 21, 2010, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.

4.8	Form of Senior Secured Convertible Note due July 9, 2013, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on June 23, 2010.

4.9

Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.10

Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.11	Amended and Restated Warrant Issue Agreement, dated January 1, 2011, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.12	Allonge to Warrant, dated January 1, 2011, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.13

Common Stock Purchase Warrant dated March 6, 2015 issued to North Atlantic SBIC IV, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.1	2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. †

10.1.1	Form of Non-Qualified Stock Option Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007†

10.2	Amendment to 2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008. †

10.4	Form of Restricted Stock Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2009. †

10.5	Twistbox 2006 Stock Incentive Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.6

Form of Stock Option Agreement for Twistbox 2006 Stock Incentive Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.  †

10.7

Series A Convertible Preferred Stock Purchase Agreement dated October 12, 2006 between the Company and Trinad Management, LLC, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on October 18, 2006.

10.8

Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012. †

10.9

Letter Agreement, dated December 23, 2011, made by and between NeuMedia, Inc. and Adage Capital Management L.P., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012. †

10.10

Letter Agreement, dated December 28, 2011, made by and between NeuMedia, Inc. and Trinad Management, LLC., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012. †

10.11	Restricted Stock Agreement, dated January 1, 2011, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

10.12

Employment Agreement, dated as of December 28, 2011, by and between NeuMedia, Inc. and Peter Adderton., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on January 4, 2012.†

10.13	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †

10.14

Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Peter Adderton, for 9,037,500 shares of common stock, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012. †

10.15

Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 3,600,000 shares of common stock, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012. †

10.16

Restricted Stock Agreement, dated December 28, 2011 between Mandalay Digital Group, Inc. and Robert Ellin, for 3,400,000 shares of common stock, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.†

10.17

Restricted Stock Agreement, dated December 28, 2011, between Mandalay Digital Group, Inc. and Robert Ellin, for 1,000,000 shares of common stock, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012. †

10.18

Amendment to Restricted Stock Agreement, dated May 18, 2012, between Mandalay Digital Group, Inc. and Peter Adderton, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012. †

10.19

Amendment to Restricted Stock Agreements, dated May 18, 2012, between Mandalay Digital Group, Inc. and Robert Ellin, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012. †

10.20

Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.21

Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.22

Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.23

Employment Agreement, dated as of September 16, 2012, by and between Mandalay Digital Group, Inc. and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on September 20, 2012.

10.24

Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. ., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.

10.25

Registration Rights and Lock Up Agreement, dated September 13, 2012, among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.

10.26

Share Sale Agreement, dated April 12, 2013, among Digital Turbine Australia Pty Ltd, Digital Turbine, Inc., the Company, and certain other parties set forth therein, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.27

Convertible Note Deed, dated April 12, 2013, among Digital Turbine Australia Pty Ltd., the Company and Zingo (Aust) Pty Ltd., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.28

Intercreditor Deed, dated April 12, 2013, among Zingo (Aust) Pty. Ltd., Digital Turbine Australia Pty. Ltd., the Company and the Senior Creditors set forth therein, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.29

Security Deed, dated April 12, 2013, among Digital Turbine Australia Pty. Ltd., and Zingo (Aust) Pty. Ltd., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.30

Registration Rights & Lock Up Agreement, dated April 12, 2013 between the Company and various shareholders set forth therein, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.31

Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd., incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on July 17, 2013.

10.32

E-mail acknowledgement, effective as of July 11, 2013 regarding the Amendment No. 1 to the Convertible Note Deed, dated July 11, 2013, by and between DT Australia, the Company and Zingo (Aust) Pty Ltd., incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on July 17, 2013.

10.33	Form of Equity Financing Binding Term Sheet dated April 11, 2013, incorporated by reference to our Current Report on Form 10-Q (File No. 001-35958) filed with the Commission on August 14, 2013.

10.34

Form of Equity Financing Binding Term Sheet dated May 23, 2013 with Windsor Media, Inc., incorporated by reference to our Current Report on Form 10-Q (File No. 001-35958) filed with the Commission on August 14, 2013.

10.35

Convertible Note Financing Agreement, dated August 14, 2013, by and between the Company and Taja, LLC, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on August 15, 2013.

10.36

Support Agreement, dated November 13, 2014, between Mandalay Digital Group, Inc. and its Stockholders, incorporated by reference Registrant’s Amended Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014.

10.37

Securities Purchase Agreement by and among Appia, Inc., Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.38

Unconditional Secured Guaranty and Pledge Agreement entered into by Digital Turbine, Inc. in favor of North Atlantic SBIC IV, L.P. as of March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.39

Unconditional Secured Guaranty and Pledge Agreement entered into by Digital Turbine, Inc. in favor of Silicon Valley Bank as of March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.40

API Service Agreement dated July 5, 2011 with Vodafone Hutchison Australia Pty Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.41

IT & Content Services Agreement dated October 11, 2011 with Telstra Corporation Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.42

Employment Agreement, effective October 1, 2013, between the Company and Peter Adderton, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on September 24, 2013. †

10.43

Employment Agreement, effective November 22, 2013, between the Company and Jeffrey Klausner, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on November 29, 2013. †

10.44

Employment Agreement, effective November 25, 2013 between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on November 29, 2013. †

10.45

General Release Agreement, effective July 8, 2014, between the Company and Jeffrey Klausner, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on July 9, 2014. †

10.46

Employment Agreement, effective July 8, 2014, between the Company and Andrew Schleimer, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on July 9, 2014. †

10.47

Employment Agreement, effective September 9, 2014, between the Company and Bill Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 15, 2014. †

10.48

Employment Agreement, effective February 10, 2015, between the Company and James Alejandro, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 11, 2015. †

10.49

Separation Agreement between Mandalay Digital Group, Inc. and Peter A. Adderton, dated January 15, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 16, 2015.

10.50	Board Equity Ownership Policy, as amended, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014. †

10.51	Corporate office lease agreement commencing on October 1, 2015, and ending on December 31, 2022 between Thomas C. Calhoon (Landlord) and Digital Turbine, Inc. (Tenant). *

10.52	Third Amended and Restated Loan and Security Agreement effective June 11, 2015 between Digital Turbine Media and Silicon Valley Bank. *

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

* **

Filed herewith

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digital Turbine Inc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.
Dated: June 15, 2015
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 15, 2015
Robert Deutschman

/s/ Peter Guber	Director	June 15, 2015
Peter Guber

/s/ William Stone	Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2015
William Stone

/s/ Andrew Schleimer	Chief Financial Officer (Principal Financial Officer)	June 15, 2015
Andrew Schleimer

/s/ James Alejandro	Chief Accounting Officer (Principal Accounting Officer)	June 15, 2015
James Alejandro

/s/ Judson Bowman	Director	June 15, 2015
Judson Bowman

/s/ Craig I Forman	Director	June 15, 2015
Craig I Forman

/s/ Chris Rogers	Director	June 15, 2015
Chris Rogers

/s/ Jeffrey Karish	Director	June 15, 2015
Jeffrey Karish

/s/ Paul Schaeffer	Director	June 15, 2015
Paul Schaeffer

Digital Turbine, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Digital Turbine, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Out report dated June 15, 2015 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013

/s/ SingerLewak LLP

Los Angeles, California

June 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Digital Turbine, Inc. and Subsidiaries

We have audited Digital Turbine, Inc. and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded DT Media from its assessment of internal control over financial reporting as of March 31, 2015, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2015. We have also excluded DT Media (formerly Appia, Inc.) from our audit of internal control over financial reporting. DT Media is a wholly owned subsidiary whose total assets and net loss represent approximately 79% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2015.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company’s financial close and reporting process is not operating effectively, specifically related to the aggregation of deficiencies related to inadequate information technology systems, lack of formal accounting policies, processes and technical resources restraints, and a reliance on a manual close process.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated June 15, 2015 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows the years then ended and our report dated June 15, 2015 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California

June 15, 2015

Digital Turbine, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$7,069	$21,805
Restricted cash	200	200
Accounts receivable, net of allowances of $698 and $0, respectively	12,174	5,102
Deposits	109	24
Prepaid expenses and other current assets	640	350
Total current assets	20,192	27,481
Property and equipment, net	614	465
Deferred tax assets	82	3,238
Intangible assets, net	24,936	9,074
Goodwill	76,747	4,837
TOTAL ASSETS	$122,571	$45,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,118	$2,943
Accrued license fees and revenue share	6,833	3,395
Accrued compensation	2,184	1,681
Current portion of long term debt	3,600	-
Deferred tax liabilities	217	2,987
Other current liabilities	3,000	900
Total current liabilities	23,952	11,906
Long term debt, net of discounts of $910 and $0, respectively	7,090	-
Long term contingent liability, less discount of $0 and $762, respectively	-	238
Total liabilities	$31,042	$12,144
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 57,917,565 issued and 57,162,967 outstanding at March 31, 2015; 38,143,028 issued and 37,388,429 outstanding at March 31, 2014;	7	7
Additional paid-in capital	276,500	193,422
Treasury stock (754,599 shares at March 31, 2015 and March 31, 2014)	(71)	(71)
Accumulated other comprehensive loss	(52)	(199)
Accumulated deficit	(184,955)	(160,308)
Total stockholders' equity	91,529	32,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,571	$45,095

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	12 Months Ended	12 Months Ended
	March 31,	March 31,
	2015	2014
Net revenues	$28,252	$24,404
Cost of revenues
License fees and revenue share	20,110	14,789
Other direct cost of revenues	2,010	1,769
Total cost of revenues	22,120	16,558
Gross profit	6,132	7,846
Operating expenses
Product development	7,905	7,869
Sales and marketing	2,933	1,915
General and administrative	19,031	13,432
Impairment of intangible assets	-	154
Total operating expenses	29,869	23,370
Loss from operations	(23,737)	(15,524)
Interest and other income / (expense), net
Interest income / (expense)	(234)	(1,407)
Foreign exchange transaction gain	32	33
Change in fair value of warrant derivative liabilities loss	-	(811)
Loss on extinguishment of debt	-	(442)
Gain / (loss) on settlement of debt	(9)	74
Gain on disposal of fixed assets	2	-
Gain on change on valuation of long term contingent liability	-	603
Other expense	46	-
Total interest and other income / (expense)	(163)	(1,950)
Loss from operations before income taxes	(23,900)	(17,474)

Income tax provision / (benefit)	747	(272)

Net loss from continuing operations, net of taxes	(24,647)	(17,202)
Loss from operations of discontinued component	-	(1,502)

Net loss	$(24,647)	$(18,704)

Other comprehensive income:
Foreign currency translation adjustment	$147	$67

Comprehensive loss:	$(24,500)	$(18,637)

Basic and diluted net loss per common share	$(0.63)	$(0.68)
Continuing operations	$(0.63)	$(0.63)
Discontinued operations	$-	$(0.05)
Net loss	$(0.63)	$(0.68)
Weighted average common shares outstanding, basic and diluted	38,967	27,478

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,599	$(71)	$142,571	$(266)	$(141,604)	$737
Net loss	—	—	—	—	—	—	—	—	(18,704)	(18,704)
Foreign currency translation	—	—	—	—	—	—	—	67	—	67
Fractional shares due to split	(118)	—	—	—	—	—	—	—	—	—
Warrants exercised	992,046	—	—	—	—	—	—	—	—	—
Options exercised	154,048	—	—	—	—	—	—	—	—	—
Vesting of shares issued to employee	—	—	—	—	—	—	640	—	—	640
Vesting of options issued to employees	—	—	—	—	—	—	1,938	—	—	1,938
Vesting of restricted stock for services	—	—	—	—	—	—	1,351	—	—	1,351
Shares of restricted stock issued for services	254,020	—	—	—	—	—	390	—	—	390
Vesting of restricted stock related to acquisition	—	—	—	—	—	—	374	—	—	374
Issuance of common stock for financing costs related to acquisition	109,964	—	—	—	—	—	472	—	—	472
Issuance of common stock related to acquisition	1,516,044	—	—	—	—	—	5,485	—	—	5,485
Change in fair value of convertible debt	—	—	—	—	—	—	313	—	—	313
Issuance of common stock for cash	771,428	—	—	—	—	—	2,700	—	—	2,700
Issuance of convertible debt	—	—	—	—	—	—	1,064	—	—	1,064
Vesting of warrants issued for services rendered	—	—	—	—	—	—	406	—	—	406
Issuance of warrants and extend existing warrants related to convertible debt	—	—	—	—	—	—	476	—	—	476
Issuance of shares related to convertible debt	80,000	—	—	—	—	—	248	—	—	248
Convertible debt converted to stock	4,783,378	—	—	—	—	—	4,373	—	—	4,373
Shares issued as settlement of debt	9,750	—	—	—	—	—	24	—	—	24

Issuance of common stock as part of public offering, less costs	10,249,975	—	—	—	—	—	30,597	—	—	30,597
Balance at March 31, 2014	37,388,429	7	100,000	100	754,599	(71)	193,422	(199)	(160,308)	32,951
Net loss	—	—	—	—	—	—	—	—	(24,647)	(24,647)
Foreign currency translation	—	—	—	—	—	—	—	147	—	147
Vesting of shares issued to employees	80,064	—	—	—	—	—	576	—	—	576
Shares vested in connection with a separation agreement	—	—	—	—	—	—	1,967	—	—	1,967
Cancellation of shares issued to employee	(8,131)	—	—	—	—	—	(27)	—	—	(27)
Vesting of options issued to employees	—	—	—	—	—	—	3,292	—	—	3,292
Vesting of restricted stock for services	119,305	—	—	—	—	—	490	—	—	490
Shares issued as settlement of debt	65,000	—	—	—	—	—	248	—	—	248
Issuance of common stock related to debt	200,000	—	—	—	—	—	788	—	—	788
Shares issued to employees assumed in acquisition	67,827	—	—	—	—	—	42	—	—	42
Options assumed in acquisition	—	—	—	—	—	—	633	—	—	633
Warrant issued to debtholder in connection with new debt	—	—	—	—	—	—	156	—	—	156
Issuance of common stock related to acquisition	18,883,723	—	—	—	—	—	74,402	—	—	74,402
Options exercised	53,333	—	—	—	—	—	136	—	—	136
Warrant exercised	313,417	—	—	—	—	—	375	—	—	375
Balance at March 31, 2015	57,162,967	$7	100,000	$100	754,599	$(71)	$276,500	$(52)	$(184,955)	$91,529

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(24,647)	$(18,704)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of discontinued operations, net of taxes	-	820
Depreciation and amortization	2,108	1,856
Change in allowance for doubtful accounts	698	-
Amortization of debt discount	34	187
Interest and PIK interest accrued	77	109
Finance costs	-	1,173
Fair value of financing costs related to conversion options	-	470
Stock and stock option compensation	5,850	1,938
Stock issued for services	490	2,755
Warrants issued for services	-	406
Stock issued as settlement of debt with a supplier	-	24
Settlement of debt with a supplier	-	51
Revaluation of contingent liability	-	(603)
Impairment of intangibles	-	154
Increase in fair value of derivative liabilities	-	811
Increase in restricted cash	-	(200)
(Increase) / decrease in assets, net of effect of disposal of subsidiary:
Accounts receivable	(406)	(734)
Deposits	(63)	523
Deferred tax assets	3,156	-
Prepaid expenses and other current assets	(142)	(2,566)
Increase / (decrease) in liabilities, net of effect of disposal of subsidiary:
Accounts payable	(379)	(893)
Accrued license fees and revenue share	2,988	737
Accrued compensation	325	650
Other liabilities and other items	(4,589)	3,229

Net cash used in operating activities	(14,500)	(7,807)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	(67)	(207)
Settlement of contingent liability	(49)	-
Cash used in acquisition of assets	(2,125)	-
Cash used in acquisition of subsidiary	-	(1,287)
Cash acquired with acquisition of subsidiary	1,363	513
Net cash used in investing activities	(878)	(981)

Cash flows from financing activities
Repayment of debt obligations	-	(3,657)
Issuance of shares for cash	-	33,297
Options exercised	136	-
Warrant exercised	375	-
Net cash provided by financing activities	511	29,640

Effect of exchange rate changes on cash and cash equivalents	131	(196)

Net change in cash and cash equivalents	(14,736)	20,656

Cash and cash equivalents, beginning of period	21,805	1,149

Cash and cash equivalents, end of period	$7,069	$21,805
Supplemental disclosure of cash flow information:

Taxes paid	$2	$74

Supplemental disclosure of non-cash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	$-	$238
Common stock of the Company issued for acquisition of subsidiary	$75,035	$4,449
Cashless exercise of options to purchase common stock of the Company	$-	$854
Cashless exercise of warrants to purchase common stock of the Company	$-	$5,914

Notes to Audited Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Organization

Digital Turbine was incorporated in the state of Delaware in 1998.  Digital Turbine through its subsidiaries, works at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, app advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition.

2.	Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. In fiscal year 2014, the Company raised $33,300, through equity financings. The Company did not raise any capital through equity issuance in fiscal year 2015. The Company filed a shelf registration covering $100,000 of primary securities which would enable the Company to raise additional capital should it need it. The registration statement was declared effective by the SEC on April 24, 2015. The Company believes that it will have sufficient resources to continue operations through March 31, 2016; however, additional capital would likely be needed to pursue new opportunities of inorganic growth not currently in our main business plans. As of March 31, 2015, the Company had approximately $7,000 of cash and cash equivalents. Additionally, the Company currently has a $3,500 revolving credit facility in place with Silicon Valley Bank which it uses to fund working capital requirements, as needed. As of March 31, 2015 the outstanding balance on the revolving credit facility was $3,000.

Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand and access to the $3,500 revolving credit facility. In addition, the Company may make acquisitions, make new investments in under-capitalized opportunities or invest in organic opportunities including RTB, integration of Content/Pay into advertising infrastructure, new product development, and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and such organic growth opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

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

On June 11, 2015, (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement. Refer to section 9B for an update on the Silicon Valley Bank revolving credit facility.

3.	Acquisitions and Disposals

Mirror Image Access

On April 12, 2013, Digital Turbine acquired all of the issued and outstanding stock of Mirror Image Australia Holdings, which directly or indirectly owns subsidiaries Mirror Image Access (Australia) Pty Ltd, MIA Technology Australia Pty Ltd and MIA Technology IP Pty Ltd.

The purpose of the acquisition was an effort not only to build on the Company’s current distribution network, but to enhance its mobile content infrastructure with the intellectual property acquired in the purchase.

The acquisition of was capitalized through a combination of intercompany debt and the issuance of equity.

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

In addition to the value assigned to the acquired workforce, the Company recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. This goodwill arises because the purchase price reflects the strategic fit and resulting synergies that the acquired business brings to the Company’s existing operations. In the fiscal year ended March 31, 2014, the Company recorded an impairment charge of $54 to write down trade names pursuant to its decision to rename and rebrand trade names associated with Logia and MIA. In the period ended June 30, 2014, the Company finalized the purchase price allocation which resulted in an adjustment from intangibles to goodwill of $1,472.

The amortization period for the intangible assets acquired in the MIA transaction is as follows:

Remaining
Useful Life
Customer relationships	14
Developed technology	5
Trade names / trademarks	5
Library	5
Goodwill	Indefinite

Xyologic Mobile Analysis

On October 9, 2014, the Company acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO"), related to mobile application (“app”) recommendation, search and discovery. The Company is in the process of integrating the acquired technology into the DT IQ software solution.

The acquisition was effected pursuant to an Asset Purchase Agreement dated October 8, 2014 (the “Asset Purchase Agreement”). The aggregate purchase price was US $2,500, paid in cash, subject to a twelve (12) month holdback of US $375, which acts as partial security for potential future indemnification claims.

The purchase price fair values have been allocated to goodwill of $1,000 and developed technology of $1,500. The Company finalized the purchase price allocation in the period ended March 31, 2015.

DT Media (Appia)

On March 6, 2015, the Company completed the merger of Appia, Inc. (“Appia”) into its wholly owned subsidiary, DTM Merger Sub, Inc.  The surviving entity was renamed Digital Turbine Media, Inc. (“DT Media”). Under the Merger Agreement, the Company is to issue shares of its common stock in exchange for all of Appia’s outstanding common and preferred stock and warrants.

The number of shares that were issued by the Company is subject to adjustment based on Appia’s working capital and net indebtedness as of the closing date of the merger. Based on Appia’s working capital and net indebtedness as of March 6, 2015, the Company issued 18,883,723 shares of its common stock and reserved 245,955 of its common stock for Appia’s equity awards outstanding at the closing date that are assumed by the Company and converted into equity awards for Digital Turbine common stock. Vested equity awards held by Appia’s employees and service providers are considered part of the purchase price; accordingly, the estimated purchase price includes an estimated fair value of equity awards to be issued by the Company of approximately $633. The value of the Company’s common stock used to estimate the purchase price was $3.94 per share, the closing price on March 6, 2015. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition, based on information available as of March 31, 2015. These preliminary fair values differ from the estimated fair values reflected in the pro forma financial information included in the Company’s previously filed S-4 to the availability of additional and updated information.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$1,363
Accounts receivable	7,364
Prepaid expenses and other assets	171
Property, plant and equipment	229
Developed technology	7,700
Advertiser relationships	6,500
Publisher relationships	3,200
Trade names / trademarks	380
Goodwill	69,438
Accounts payable	(5,179)
Accrued expenses	(4,531)
Debt	(11,600)
Purchase price	$75,035

The amortization period for the intangible assets acquired in the DT Media, Inc. transaction is as follows:

Remaining
Useful Life
Developed technology	4 years
Trade names / Trademarks	2 years
Publisher relationships	2 years
Advertiser relationships	2 years
Goodwill	Indefinite

The pro forma financial information of the Company’s consolidated operations if the acquisition of DT Media, Inc. had occurred as of April 1, 2013 is presented below.

	Unaudited
	Twelve Months Ended
	March 31,
	2015	2014
Revenues	$57,978	$73,533
Cost of goods sold	45,580	52,638
Gross profit	12,398	20,895
Operating expenses	43,644	37,072
Loss from operations	31,247	16,177
Non-operating expense	3,372	1,950
Provision for income taxes	541	864
Net loss	$35,160	$18,991
Basic and diluted loss per share	$0.90	$0.49

The operating results of DT Media, Inc. are included in the accompanying consolidated statements of operations from the acquisition date. The combined consolidated operating results from the acquisition date to March 31, 2015 are as follows:

Unaudited
Revenues	$3,251
Cost of goods sold	3,227
Gross profit	24
Operating expenses	1,194
Loss from operations	1,170
Non-operating expense	113
Provision for income taxes	-
Net loss	$1,283

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

Advertising

Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Placement (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s software services: mobile application management through DT Ignite, and user experience and discovery through DT IQ. The Company recognizes advertising related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.

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

In certain instances the carrier may enter directly into a CPI, CPP or CPA arrangement with a developer, where the installation will be made using the Company’s DT Ignite and DT IQ software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.

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

Content and Billing

The Company’s Content and Billing revenues are derived primarily from transactions with the carriers’ customers (end users). The carriers bill the end users upon the sale of content, including music, images or games, and the Company shares the end user revenues with the carrier. The end user transactions are processed by the Company’s software services: white labeled mobile storefront and content management solutions through DT Marketplace, and mobile payments with direct operator billing through DT Pay. The Company recognizes Content related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.

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

	Twelve Months Ended
	March 31,
	2015	2014
Potentially dilutive shares	1,574,372	1,169,555

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

Deposits

As of March 31, 2015, the Company has deposits of $109 comprised of facility and equipment lease deposits, as compared to $24 as of March 31, 2014.

Carrier Revenue Share and Content Provider License Fees

Carrier Revenue Share

Revenues generated from advertising via direct CPI, CPP or CPA arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of goods sold. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers.

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

The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred.  We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.

Product Development Costs

The Company charges costs related to research, design and development and deployment of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses

The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was $406 and $186 in the years ended March 31, 2015 and 2014, respectively, for continued operations, and $0 and $5, respectively, for discontinued operations.

Fair Value of Financial Instruments

As of March 31, 2015 and 2014, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain of $147 and $67 in the years ended March 31, 2015 and 2014 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our content business most of our sales are made directly to large national mobile phone carriers. In our advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of March 31, 2015, one major customer represented approximately 21.1% of our gross accounts receivable outstanding, and 49.1% of our gross accounts receivable outstanding as of March 31, 2014, respectively. The previously mentioned major customer and one other customer accounted for 50.6%, 11.1% of our gross revenues during the twelve month period ended March 31, 2015 and these two customers and one other customer accounted for 45.8%, 22.2%, and 10.5% of our gross revenues during the twelve month period ended March 31, 2014.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 3-5 years for other assets.

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

Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. Based on the results of the annual impairment tests, performed during the fourth quarter of Fiscal 2015, no impairment of goodwill existed at March 31, 2015.

Impairment of Long-Lived Assets and Finite Life Intangibles

Long-lived assets, including, intangible assets subject to amortization primarily consist of customer lists, license agreements and software that have been acquired are amortized using the straight-line method over their useful life ranging from two to fourteen years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets , whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in trade names as the Company has rebranded its acquisitions under the Digital Turbine name. In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present or that the carrying amounts may not be recoverable during the period ended March 31, 2015.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end, and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2018, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going concern (Subtopic 205-40).  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).  The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of the financial statements. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 1, 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05") to reduce the diversity in practice, and reduce the costs and complexity of assessing fees paid in a Cloud Computing Arrangements (“CCA”). While the new standard does not provide explicit guidance on how to account for fees paid in a CCA, it does provide guidance on which existing accounting model should be applied. ASU No. 2015-05 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2016 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Contingent liabilities
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2015	—	—	—	—
March 31, 2014	$238	—	—	$238

Measured at Fair Value on a Recurring Basis

In September 2012, the Company recorded a contingent liability in connection with the acquisition of Logia. The liability was determined by using a valuation model that measured the probability of the liability to occur and the present value of the consideration at the time it would be paid. The value of the contingent liability as of March 31, 2014 was determined to be $238. The contingent liability was settled in the period ended March 31, 2015, as reflected in Note 11 below.

The Company did not identify any recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

6.	Accounts Receivable

	March 31,	March 31,
	2015	2014
Billed	$8,408	$3,629
Unbilled	4,463	1,473
Allowance for doubtful accounts	(698)	-
Accounts receivable, net	$12,174	$5,102

The Company had no significant write-offs or recoveries during the years ended March 31, 2015 and 2014.

7.	Property and Equipment

	March 31,	March 31,
	2015	2014
Computer Related Equipment	$727	$561
Furniture & fixtures	28	39
Leasehold improvements	32	27
	787	627
Accumulated depreciation	(173)	(162)
Property and Equipment, net	$614	465

Depreciation expense for the years ended March 31, 2015 and 2014 was $98 and $87, respectively, for continued operations and $0 and $23, respectively, for discontinued operations.

8.	Description of Stock Plans

Employee Stock Plan

The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). In the year ended March 31, 2015, in connection with the acquisition of Appia, the Company assumed the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). The 2011 Plan and 2007 Plan are collectively referred to as “Digital Turbine’s Incentive Plans.” Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”

The 2011 Plan provides for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”). Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”).

The 2011 Plan reserves 20,000,000 shares for issuance, of which approximately 14,393,741 and 16,659,173 remained available for future grants as of March 31, 2015 and 2014, respectively. The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants.

Stock Option Agreements

Stock options granted under the Company’s Incentive Plans typically vest over a three to four year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2015, in connection the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase the shares of the Company’s common stock. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.

Restricted Stock Awards

Awards of restricted stock may be either grants of restricted stock, restricted stock units, or performance-based restricted stock units that are issued at no cost to the recipient. For restricted stock units, legal ownership of the shares is not transferred to the employee until the units vest, which is generally over a three year period. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the requisite service period.

Stock Option Activity

The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2015 and 2014:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price (per share)	Life (in years)	Value (in thousands)
Options Outstanding, March 31, 2013	1,019,670	$8.74	4.55	$—
Granted (a)	2,840,000	$3.33
Forfeited/Canceled	(151,860)	$3.96
Exercised	(240,000)	$1.25
Options Outstanding, March 31, 2014	3,467,810	$5.05	8.33	$2,318
Assumed through acquisitions	245,955	$0.64
Granted	3,124,200	$4.06
Forfeited/Canceled	(994,874)	$3.24
Exercised	(53,333)	$2.56
Options Outstanding, March 31, 2015	5,789,758	$4.65	8.35	$1,319
Vested and expected to vest (net of estimated forfeitures) at March 31, 2015 (b)	4,542,791	$4.85	8.05	$1,250
Exercisable, March 31, 2015	1,987,525	$4.65	6.39	$909

(a)In Fiscal 2014, Digital Turbine, Inc. did not convert or assume any options in connection with business acquisitions.

(b)

For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2015 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2015. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.

In connection with the Appia acquisition, Digital Turbine, Inc. assumed approximately 246,000 stock options, with a weighted-average exercise price per share of $0.64.

Information about options outstanding and exercisable at March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares	Price	Life (Years)	Shares	Price
$0.00 - 0.50	8,065	$0.24	4.99	8,065	$0.24
$0.51 - 1.00	237,891	$0.65	7.49	158,685	$0.64
$2.01 - 2.50	153,776	$2.40	2.84	153,776	$2.40
$2.51 - 3.00	939,831	$2.68	8.56	577,560	$2.68
$3.51 - 4.00	2,205,465	$3.95	9.59	229,628	$3.96
$4.01 - 4.50	1,714,730	$4.22	8.56	399,811	$4.23
$4.51 - 5.00	60,000	$4.65	7.99	40,000	$4.65
$5.01 and over	470,000	$16.32	3.77	420,000	$17.56
	5,789,758			1,987,525

Other information pertaining to stock options for the Stock Plans is as follows:

	March 31,
	2015	2014

Total fair value of options vested	$1,266	$19
Total intrinsic value of options exercised (a)	$71	$554

(a)

The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

The weighted average grant-date fair value for the options granted during the fiscal years ended March 31, 2015 and 2014, was $3.44 and $3.33, respectively.

At March 31, 2015 and March 31, 2014, there was $1,135 and $885 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 1.6 years and 1.9 years, respectively.

Valuation of Awards

For stock options granted under Digital Turbine’s Incentive Plans, Digital Turbine Inc. typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The fair value of options assumed under the Appia Plan was estimated as of the March 6, 2015 closing date using the Black-Scholes option pricing model. The assumptions utilized in this model during Fiscal 2015 and Fiscal 2014 are presented below.

	March 31,
	2015	2014
Risk free interest rate	1.37% to 1.79%	1.36% to 1.71%
Expected life of the options	5.73 to 6 years	5.27 to 6 years
Expected volatility	115% to 145%	150% to 155%
Expected dividend yield	0%	0%
Expected forfeitures	10% to 35%	10% to 35%

Expected volatility is based on a blend of implied and historical volatility of Digital Turbine's common stock over the most recent period commensurate with the estimated expected term of Digital Turbine’s stock options. Digital Turbine uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

Total stock compensation expense for the Company’s equity plans, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 13 regarding restricted stock:

	Twelve Months Ended	Twelve Months Ended
	March 31, 2015	March 31, 2014
Product development	$—	$—
Sales and marketing	—	—
General and administrative	6,340	4,693
	$6,340	$4,693

9.	Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Balance at March 31, 2013	$3,588
Acquisition	1,182
Goodwill attributable to discontinued operations	(142)
Adjustment to goodwill for tax	209
Balance at March 31, 2014	4,837
Adjustment to goodwill for purchase price allocation	1,472
Acquisition of XYO	1,000
Acquisition of Appia	69,438
Balance at March 31, 2015	$76,747

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

Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. Based on the results of the annual impairment tests, performed during the fourth quarter of Fiscal 2015, no impairment of goodwill existed at March 31, 2015. In the period ended June 30, 2014, we finalized the purchase price allocation of MIA, which resulted in an adjustment to goodwill of $1,472. There was an increase in goodwill in the fiscal year ended March 31, 2015 for the acquisition of XYO of $1,000 and DT Media (Appia) of $69,438, respectively.

10.	Intangible Assets

We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. The Company recorded an intangible asset impairment charge for the year ended March 31, 2014 of $154 to write down trade names pursuant to its decision to rename and rebrand the trademarks acquired through the MIA acquisition. There were no other indications of impairment present during the periods ended December 31, 2014 and March 31, 2014. In the period ended June 30, 2014, we finalized the purchase price allocation of MIA, which resulted in an adjustment to intangibles of $1,472. There was an increase in intangibles in the three month periods ended December 31, 2014 and March 31, 2015 for the acquisition of XYO of $1,500 and DT Media (Appia) of $17,780, respectively.

The components of intangible assets as at March 31, 2015 and 2014 were as follows:

	As of March 31, 2015
		Accumulated
	Cost	Amortization	Net
Software	$13,480	$(2,489)	$10,991
Trade name/ trade mark	$380	$(14)	$366
Customer list	14,755	(1,379)	13,376
License agreements	355	(152)	203
	$28,970	$(4,034)	$24,936

	As of March 31, 2014
		Accumulated
	Cost	Amortization	Net
Software	$6,637	$(1,369)	$5,268
Customer list	4,107	(577)	3,530
License agreements	354	(78)	276
	$11,098	$(2,024)	$9,074
Discontinued operations	$3,278	$(3,050)	$228

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the twelve month period ended March 31, 2015 and 2014, the Company recorded amortization expense in the amount of $2,010 and $1,769, respectively, in cost of revenues for continuing operations and $0 and $203 for discontinued operations, respectively.

Based on the amortizable intangible assets as of March 31, 2015, we estimate amortization expense for the next five years to be as follows:

Amortization
Year Ending March 31,	Expense

2016	$8,631
2017	8,270
2018	3,546
2019	2,616
2020	617
Future	1,256
$24,936

Below is a summary of intangible assets:

Intangible
Assets
Balance as of March 31, 2013	$4,757
Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Amortization of intangibles	(1,769)
Balance as of March 31, 2014	$9,074
Amortization of intangibles	(2,010)
Purchase price allocation adjustment	(1,472)
Acquisition of XYO	1,500
Acquisition of Appia	17,780
Capitalized developed software	64
Balance as of March 31, 2015	$24,936

11.	Debt

	March 31,	March 31,
	2015	2014
Current Portion of Long Term Debt
Term loan, principal	$600	$-
Revolving line of credit, principal	3,000	-
	$3,600	$-

	March 31,	March 31,
	2015	2014
Long Term Debt
Subordinated secured debenture, net of debt discount of $910 and $0	$7,090	$-

	March 31,	March 31,
	2015	2014
Long Term Contingent Liability
Contingent liability, net of discount of $0 and $762, respectively	$-	$238

Debt

Senior Debt

On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., DT Media entered into a new Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Debt”) which replaced and restated DT Media’s prior agreement with Silicon Valley Bank. The SVB Debt includes a term loan and a revolving line of credit.

The term loan, with a principal balance of $600 as of March 31, 2015, is due in twelve equal monthly principal installments of $50 through April 1, 2016 together with monthly payment of interest at a floating per annum rate equal to the greater of (A) two and one-half percentage points (2.50%) above the Prime Rate or (B) six and one-half percent (6.50%). At March 31, 2015, the interest rate was 6.50%.

Revolving line of credit

The revolving line of credit allows DT Media to borrow up to the lesser of $3,500 or the Borrowing Base, which is 80% of eligible accounts receivable. At March 31, 2015, DT Media had borrowed $3,000 under the revolving line. The revolving line matures on June 30, 2015 and accrues interest at a floating per annum rate equal to the greater of (A) one and one-half percentage points (1.50%) above the Prime Rate or (B) five and one-half percent (5.50%), payable monthly. At March 31, 2015, the interest rate was 5.50%.

DT Media’s obligations under the SVB Debt are secured by substantially all of DT Media’s assets. Additionally, Digital Turbine has guaranteed DT Media’s obligations under the SVB Debt, and pledged substantially all of its assets, including its intellectual property, to Silicon Valley Bank in support of the SVB Debt.

On June 11, 2015, (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement. Refer to section 9B for an update on the Silicon Valley Bank revolving credit facility

Subordinated Debenture

On March 6, 2015, in connection with the acquisition of DT Media, the Company entered into a Securities Purchase Agreement with North Atlantic SBIC IV, L.P. (“North Atlantic”) pursuant to which DT Media sold a senior secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by DT Media to North Atlantic, which were cancelled.

The New Debenture matures on March 6, 2017, at which time the principal amount is due and payable. The Company may prepay the New Debenture in whole or in part at any time without penalty. The New Debenture bears interest at 10% per annum for the first twelve months, and 14% thereafter; interest is payable monthly.

DT Media’s obligations under the New Debenture are secured by all of DT Media’s assets; additionally, Digital Turbine has guaranteed DT Media’s obligations under the New Debenture, and pledged substantially all of its assets, including its intellectual property, to North Atlantic in support of the New Debenture. The New Debenture is subordinated to the SVB Debt.

In connection with the issuance of the New Debenture, the Company issued to North Atlantic (i) 200,000 shares of the Company’s common stock, and (ii) a warrant to purchase an additional 400,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is not exercisable until the one year anniversary of the closing date of the merger and will terminate if the Company repays the New Debenture prior to such one year anniversary. The value of the common shares, and the estimated value of the warrant, have been recorded as debt discount and are being amortized over the term of the New Debenture.

The SVB Debt and New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash and other customary covenants. At March 31, 2015, DT Media and the Company were compliant with all such covenants.

The Company’s required principal repayments for its outstanding debt as of March 31, 2015, are as follows:

	Senior Debt	Revolving line of credit	Subordinated Debenture
June 30, 2015	$-	$3,000	$-
March 31, 2016	600	-	-
March 6, 2017	-	-	8,000
	$600	$3,000	$8,000

Contingent Liabilities

	March 31,	March 31,
	2015	2014
Contingent Liabilities
Contingent liability, net of discount of $0 and $762, respectively	$—	$238

The Stock Purchase Agreement (the “SPA”) to acquire DT EMEA and DT Ignite from Logia Group, Ltd. (“Sellers”) entitled the Sellers to receive certain contingent purchase consideration (“Contingent Consideration”) upon achieving certain milestones. Should all milestones have been achieved, the Contingent Consideration would have been $1,000 payable in cash and shares of stock of the Company. As of March 31, 2014, the Company had recorded the fair value of the Contingent Consideration in Long Term Debt of $1,000, net of a discount of $762. On April 28, 2014, the Company and the Sellers entered into an agreement (“Logia Settlement Agreement”) to settle and resolve certain disputes surrounding the Contingent Consideration, among other claims related to the SPA. The Logia Settlement Agreement absolves or relieves the Company of any and all Contingent Consideration under the SPA. In consideration for the release of all claims the Company deposited 50,000 shares of common stock of the Company into escrow along with the other common stock that was issued under the SPA, and will release all common stock from escrow on periodic, pre-arranged dates through February 1, 2016. Additionally, the Company accrued an additional $60 payable to the Sellers at the Company’s election either in cash or shares valued by both parties at $4.00 per share.  As of March 31, 2015, the Company issued 15,000 shares in settlement of that accrual.

12.	Related Party Transactions

There are no significant relationships as of March 31, 2015 other than employment agreements with officers approved by the Board of Directors.

13.Capital Stock Transactions

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

In November 2014, the Company issued 13,417 shares of common stock of the Company to a service provider for the cashless exercise of 30,000 warrants granted in June 2011.

In December 2014, the Company issued 55,064 shares of common stock of the Company to an employee as compensation.  The shares vest in connection with performance over two months.  The fair value of the shares on the date of issuance was $80.

In January 2015, the Company cancelled 8,131 shares of common stock of the Company in connection with a separation agreement.  The fair value of the shares on the date of cancellation was $27.

In February 2015, the Company issued 64,000 shares of common stock of the Company to its directors for services.  The shares vest over one year.  The fair value of the shares on the date of issuance was $240.

In February 2015, the Company issued 3,333 shares of common stock of the Company for the exercise of options granted to an employee in October 2013.

In March 2015, the Company issued 15,000 shares of common stock of the Company to the Sellers of DT EMEA as part of the settlement of its contingent liability to Sellers pursuant to the Logia Settlement Agreement referenced in Note 11. The fair value of the shares on the date of issuance was $60.

In March 2015, the Company issued 25,000 shares of common stock of the Company to an employee as compensation.  The shares vest in connection with performance over five months.  The fair value of the shares on the date of issuance was $88.

In March 2015, the Company issued 200,000 shares of common stock of the Company to a debt holder.  The fair value of the shares on the date of issuance was $788.

In March 2015, the Company issued 67,827 shares of common stock of the Company to employees as compensation.  The shares vest quarterly between one and two years.  The fair value of the shares on the date of issuance was $267.

In March 2015, the Company issued 18,883,723 shares of common stock of the Company as consideration for an acquisition. The shares were valued at the closing market price on that date of $3.94 per share. The overall value was determined to be $74,402 and was recorded through the purchase price allocation of the acquisition in the period ended March 31, 2015.

In March 2015, the Company issued 50,000 shares of common stock of the Company for the exercise of options granted to an employee in November 2013.

In March 2015, the Company issued 9,930 shares of common stock of the Company to directors for services.  The shares vest quarterly over five months.  The fair value of the shares on the date of issuance was $39.

Restricted Stock Agreements

From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period from three months to two years depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 12, 2014 and June 25, 2014 respectively, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy which includes the Company’s board of directors and Chief Executive Officer.

Performance and Market Condition RSAs

On December 28, 2011, the Company issued 3,170,000 restricted shares with vesting criteria based on both performance and market conditions.

On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested.

The Company expensed $5,784 through the period ended March 31, 2014 related to the 3,170,000 RSAs issued on December 28, 2011. These RSAs were fully expensed as of March 31, 2015. During the year ended March 31, 2015, the Company vested 594,372 shares and cancelled 8,131 shares, leaving 454,164 shares unvested.

Time and Performance Condition RSAs

In January 2012, the Company issued 445,000 restricted shares with vesting criteria based on both time and performance conditions.  For accounting purposes, the Company determined the grant date fair value to be $3.25 per share which is the closing price of the Company’s stock price on January 3, 2012. These RSAs were fully expensed and vested as of March 31, 2014.

Time Condition RSAs

On various dates during the years ended March 31, 2015 and March 31, 2014, the Company issued 267,195 and 254,020 restricted shares, respectively, with vesting criteria based on time conditions. During the years ended March 31, 2015 and March 31, 2014, the Company expensed $956 and $1,561 related to time condition RSAs, respectively. As of March 31, 2015, 188,179 remain unvested.

Total non-vested restricted stock awards and activities for all vesting conditions for periods ended March 31, 2015 and March 31, 2014, respectively, were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock:
Non-vested restricted stock balance as of March 31, 2013	2,631,667	$3.27
Granted	254,020	3.69
Vested	(1,520,677)	3.39
Cancelled	-	-
Non-vested restricted stock balance as of March 31, 2014	1,365,010	$3.22
Granted	267,195	3.60
Vested	(981,731)	3.48
Cancelled	(8,131)	3.31
Non-vested restricted stock balance as of March 31, 2015	642,343	$3.04

All restricted shares, vested and unvested, cancelable and not cancelled, have been included in the outstanding shares as of March 31, 2015.

At March 31, 2015 and March 31, 2014, there was $876 and $734, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.22 and 0.15 years, respectively.

14.	Employee Benefit Plans

The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

15.	Income Taxes

The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year Ended	Year Ended
	March 31	March 31
	2015	2014
Current U.S. Federal	0	0
Current State and Local	25	0
Current Non-U.S.	324	(272)
Total Current	349	(272)

Deferred U.S. Federal	0	-
Deferred State and Local	-	-
Deferred Non-U.S.	398	-
Total Deferred	398	0

Total Income Tax Provision	$747	$(272)

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year Ended	Year Ended
	March 31	March 31
	2015	2014
Statutory federal income taxes	$(8,365)	$(6,017)
State income taxes, net of federal benefit	17	(765)
Write down of goodwill and other perm diff	2,171	895
Foreign expense	324	(136)
Increase in valuation allowance	6,600	5,751
Income tax provision (benefit)	$747	$(272)

Deferred tax assets and liabilities consist of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
Deferred Income Tax Assets
Net operating loss carryforward	$25,668	$19,621
Stock-based compensation	1,270	15,360
Credit carryforwards	123	268
Other	1,324	425
Gross deferred income tax asset	28,385	35,674
Valuation Allowance	(21,920)	(35,154)
Net deferred income tax asset	$6,465	$520

Deferred Income Tax Liabilities
Depreciation and amortization	$(751)
Intangibles and goodwill	(5,069)	(269)
Other	(780)	-
Gross deferred income tax liabilities	(6,600)	(269)
Net deferred income tax liabilities	$(135)	$251

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

As of March 31, 2015, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $67,000, Australia federal tax of approximately $3,900, and Israel federal tax of approximately $2,100. The U.S. federal and state NOLs expire between 2028 and 2034, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction of series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock by a company by certain stockholders or public groups.

As of March 31, 2015, realization of the Company’s net deferred tax asset of approximately $28,400 was not considered more likely than not and, accordingly, a valuation allowance of $21,900 has been provided. During the year ended March 31, 2015, the valuation allowance decreased by $13,200.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP. We are multinational thus foreign tax estimates may vary from actuals.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Balance at April 1	61	61	61
Additions for tax position of prior years	844	-	-
Balance at March 31	$905	$61	$61

Included in the balance at March 31, 2015, 2014 and 2013 are $351, $61, and $61, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized no interest and penalties on uncertain income tax liabilities in its statement of operations for the years ended March 31, 2015, 2014 or 2013, respectively. The Company expects the amount of unrecognized tax benefits to decrease by approximately $145 in the next twelve months.

The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for tax years ended 2011 through 2015.

16.	Segment and Geographic information

In the fourth quarter of Fiscal 2015, the Company made certain segment realignments in order to conform to the way the Company manages segment performance. This realignment was driven primarily by the acquisition of Appia on March 6, 2015.  The Company has recast prior period amounts to provide visibility and comparability.  None of these changes impacts the Company’s previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.

The Company manages its business in four operating segments: Ignite, IQ, Appia Core, and Content. The four operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision maker does not evaluate operating segments using asset information.  The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments.  Specifically, the Company has evaluated guidance in ASC 280-10-50-11and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions.  Additional factors that were considered included: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go to market process, the type and geographic location of our customers, and the distribution of our products/services.

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation.

The following information sets forth segment information on our net sales for the twelve month periods ended March 31, 2015 and 2014, and income (loss) from operations for the periods ended March 31, 2015 and March 31, 2014.

	Content	Advertising	Total
Twelve Months Ended March 31, 2014
Revenues	$23,635	$769	$24,404
Income (loss) from operations	(11,969)	(3,555)	(15,524)

Twelve Months Ended March 31, 2015
Revenues	22,009	6,243	28,252
Income (loss) from operations	$(10,896)	$(12,841)	$(23,737)

The following information sets forth geographic information on our net sales for the twelve month periods ended March 31, 2015 and 2014, and net property and equipment for the periods ended March 31, 2015 and March 31, 2014. Revenues by geography are based on billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area. Our largest customer accounted for 50.6% of gross revenues in the year ended March 31, 2015; and 45.8% in the year ended March 31, 2014.

	Year Ended March 31,
	2015	2014
Revenue
North America	$5,976	$167
EMEA	2,202	4,060
APAC	20,074	20,107
Other Regions	-	70
Consolidated revenue	$28,252	$24,404

Property and equipment, net
North America	$289	$68
EMEA	32	70
APAC	293	327
Other Regions	-	-
Consolidated property and equipment, net	$614	$465

17.	Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under non-cancelable operating leases expiring in various years through 2022.

Following is a summary of future minimum payments under initial terms of leases as of:

Twelve month period ending March 31,
2016	$582
2017	255
2018	270
2019	300
2020	300
Thereafter	825
Total minimum lease payments	$2,532

These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $629 and $250, for the years ended March 31, 2015 and 2014, respectively.

Other Obligations

As of March 31, 2015, the Company was obligated for payments under various employment contracts with initial terms greater than one year at March 31, 2015. Annual payments relating to these commitments at March 31, 2015 are as follows:

Twelve month period Ending March 31,
2016	$1,102
2017	545
Total minimum payments	$1,647

Legal Matters

Digital Turbine may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below. Digital Turbine accrues a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Digital Turbine reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and Digital Turbine's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in Digital Turbine's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. The following is a discussion of Digital Turbine's significant legal matters and other proceedings.

Coral Tell Ltd. Matter

On May 30, 2013, a class action suit in the amount of NIS 19,200  or $5,300 was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd., an Israeli company which owns and operates a website offering advertisements and Coral Tell Ltd is currently being sued in a class action lawsuit regarding phone call overages and has served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merit and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period.

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

The Defendant appealed the ruling of July 2013, and on April 1, 2015 the Supreme Court rejected the appeal. This means that the third party notices, Logia included, will be addressed and heard after judgment is made in the case between the Plaintiff and Defendant.

Digital Turbine does not believe there is a probable and estimable claim. Accordingly, Digital Turbine has not accrued any liability.

Settlement of Potential Claim

The Company has had a disagreement with an investor of the Company regarding their respective rights and obligations to each other regarding certain investments.  Although no claims have been made as of March 31, 2015, each of the Parties recognizes that the disagreements they have had could in the future lead to claims being made and believe it is in their respective best interests to avoid such claims by entering into an agreement whereby the Company has offered to settle the matter in exchange for a certain number of shares of common stock of the Company.

This agreement by management to settle the matter was reached prior to March 31, 2015 and has been extended to the shareholder through a settlement offer that as of March 31, 2015 is being reviewed and considered by the shareholder and their legal counsel.

Although the matter is still unsettled as of March 31, 2015, the extension of an offer settlement by management is representative of the probable standard referred to in ASC 450.

As of March 31, 2015, the eventual settlement of this matter is viewed as probable and thus an accrual representing the fair value was accrued in this Annual Form 10-K in an amount equal to $381.

As of March 31, 2015 Digital Turbine does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Digital Turbine's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Digital Turbine's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

18.	Subsequent Events

Management evaluated subsequent events after the balance sheet date of March 31, 2015 through the date these audited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, other than the following:

On June 10, 2015 the CEO, acting pursuant to full discretionary authority previously provided by the Compensation Committee, approved a discretionary bonus to Mr. Schleimer, CFO in the amount of $81 for overall performance and significant contributions related to the Appia acquisition.

On June 11, 2015, (the “Closing Date”), our wholly owned subsidiary Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a Delaware corporation (the “Borrower”) and Silicon Valley Bank, a California corporation (“Bank”) entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank has agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.  The credit facility will continue to be secured by substantially all of the assets of the Borrower and our assets. Additionally, the credit facility requires that Digital Turbine USA, Inc. (“DT USA”), a sister company to the Borrower, provide security in all its assets for the benefit of Bank, including its intellectual property, by June 25, 2015.  DT USA is also required to become a guarantor under the credit facility by June 25, 2015.  In connection with the credit facility, DT USA will also become a secured guarantor of all obligations owed to North Atlantic SBIC IV, L.P. (“North Atlantic”) under those certain Purchase Agreements dated April 4, 2013 and October 31, 2013, by and between the Borrower and North Atlantic, and those certain 10.00% Subordinated Debentures dated April 4, 2013 and October 31, 2013, from the Borrower made payable to the order of North Atlantic, by June 25, 2015.

The revolving credit facility bears interest at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus 1.75% and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus 2.75%.

The amended facility includes a financial covenant for minimum trailing three-month adjusted EBITDA, which will not be applicable if (a) there are no advances outstanding under the revolving facility, or (b) if our cash and cash equivalents held at the Bank or Bank’s Affiliates is greater than or equal to $15,000.  EBITDA is defined as our consolidated (w) net income (as customarily defined), plus (x) interest expense, plus (y) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (z) income tax expense.

The obligations under the amended credit facility continue to be guaranteed by us.

The preceding description of the Third Amended and Restated Loan and Security Agreement is qualified in its entirety by reference to the entire text of the Amended and Restated Loan Agreement, filed as Exhibit 10.52 to this Current Report on Form 10K and incorporated herein by reference.