Form 10-K/A
period 2015-03-31
Digital Turbine, Inc.
filed 2015-07-29
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
Commission File Number: 001-35958

DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Guadalupe Street Suite #302 Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Name of Each Exchange on Which Registered)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on September 30, 2014 was $143,694,939.
As of July 22, 2015, the Company had 57,225,569 shares of its common stock, $0.0001 par value, per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2015, of Digital Turbine, Inc. We do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2015, and as a result we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K not included in the Original Filing.
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

Digital Turbine, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2015

Forward-Looking Information
Information included in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this report regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market non-acceptance of our products; the inability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks and costs in product development; the potential for unforeseen or underestimated cash requirements or liabilities; risks intrinsic to dispositions such as successor liability claims; the impact of currency exchange rate fluctuations on our reported GAAP financial statements; the Company’s ability as a smaller company to manage international operations; the Company’s ability given the Company’s limited resources to identify and consummate acquisitions; varying and often unpredictable levels of orders; the challenges inherent in technology development necessary to maintain the Company’s competitive advantage such as adherence to release schedules and the costs and time required for finalization and market penetration; inability to raise capital to fund continuing operations; changes in government regulation; the outcome of our plans for future operations and growth; successful integration of acquired businesses; challenges in converting discussions with carriers into contractual relationships and deploying our key products within large enterprises such as major carriers in a timely manner; rapid and complex changes occurring in the mobile marketplace; pricing and other activities by competitors; and other risks described in the risk factors in Item 1A of the Original Filing under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, our actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable law, we do not undertake any obligation to update any forward-looking statements made in this Amendment. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages and positions of our directors and executive officers as of July 22, 2015. Each director serves for a term of one year or until he or she is removed or resigns, or a successor is duly elected and qualified. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Robert Deutschman	58	Chairman of the Board
Judson Bowman	34	Director
Craig Forman	53	Director
Peter Guber	73	Director
Jeffrey Karish	41	Director
Christopher Rogers	57	Director
Paul Schaeffer	68	Director
William Stone III	47	Chief Executive Officer
Andrew Schleimer	38	Executive Vice President and Chief Financial Officer
James Alejandro	45	Chief Accounting Officer and Controller
Biographical information for our directors and executive officers are as follows:
Directors
Robert Deutschman. Mr. Deutschman joined our Board of Directors on May 23, 2013 and was appointed Chairman of the Board in December 2014. Mr. Deutschman joined the Cappello Group, Inc., a merchant bank, in 1999 and has served as Vice Chairman, since 2008. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp., and a Senior Vice President at Houlihan, Lokey. Mr. Deutschman holds a Bachelor of Arts degree from Haverford College, with honors, and a Juris Doctor from Columbia University School of Law, where he was a Harlan Fiske Stone scholar. Mr. Deutschman served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.) from 2004 to 2014, a position he assumed upon Enron’s 2004 emergence from bankruptcy. Mr. Deutschman also serves on the boards of the RAND Center for Corporate Ethics and Governance and, until October 2014 also served on the board of the Brookfield DTLA Fund Office Trust Investor, Inc. The board of directors appointed Mr. Deutschman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive investment banking and financial experience and background in strategic advising, mergers and acquisitions and capital raising for institutions and private companies.
Judson Bowman. Mr. Bowman joined our Board of Directors on March 6, 2015. Mr. Bowman is the founder of Appia, and served as its Chief Executive Officer since the company’s inception in 2008 until March 2015. Prior to Appia, Mr. Bowman co-founded Motricity in September 1999 and served as the Chief Technology Officer until 2008. Mr. Bowman is currently on leave from Stanford University, where he was named a President’s Scholar, and is a graduate of the North Carolina School of Science and Mathematics. The board of directors appointed Mr. Bowman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive experience in the digital advertising industry.
Craig Forman. Mr. Forman joined our Board of Directors on March 6, 2015. Mr. Forman previously served as the executive chairman of the board of directors of Appia until March 2015. Mr. Forman is a private investor and entrepreneur, a former media, technology and telecommunications executive and former Wall Street Journal bureau chief and foreign correspondent. From March 2006 to May 2009, Mr. Forman served as President of Value Added Services and subsequently as President of Access & Audience at EarthLink Inc. where he also led such shared services as Operations, Information Technology and Customer Support. Prior to joining

EarthLink, Mr. Forman was a senior executive at Yahoo Inc., where he had served since February 2004 as head of that Internet portal company’s Media and Information businesses. Since 2009, Mr. Forman has served as a director on a variety of public and private company boards. Mr. Forman is currently a director of McClatchy Co., a leading U.S. newspaper and information company (NYSE: MNI) and Yellow Media Ltd. (TSE:Y), a leading Canadian digital media and marketing solutions company. In July 2015, Mr. Forman was appointed as a director of YuMe Inc., where he was appointed to the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Forman has a master’s degree in law from Yale and an undergraduate degree from Princeton. The board of directors appointed Mr. Forman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive experience in media and managerial expertise.
Peter Guber. Mr. Guber has been a member of our Board of Directors since August 2007. Mr. Guber is Chairman and CEO of the multimedia Mandalay Entertainment Group. Prior to Mandalay, Mr. Guber was Chairman and CEO of Sony Pictures Entertainment, Chairman and CEO of Polygram Entertainment, Co-Founder of Casablanca Record & Filmworks and President of Columbia Pictures. Mr. Guber produced or executive produced (personally or through his companies) films that garnered five Best Picture Academy Award nominations (winning for Rain Man) and box office hits that include The Color Purple, Midnight Express, Batman, Flashdance and The Kids Are All Right. Mr.Guber is the Owner and Co-executive Chairman of the NBA franchise, the Golden State Warriors. He is also a weekly entertainment and media analyst for Fox Business News and a full professor at UCLA. Mr. Guber serves on the board of directors of Demand Media, an online media publishing company (NYSE: DMD), and is Co-Founder of Geek Chic Daily, a daily email newsletter with inside information on technology & apps, video games, comics, TV & film. Mr. Guber is a noted author with works including “Inside The Deep” and “Shootout: Surviving Fame and (Mis)Fortune in Hollywood.” Mr. Guber wrote the cover article for the Harvard Business Review titled, “The Four Truths of the Storyteller” and has also authored op-ed pieces for the New York Times and the San Francisco Chronicle. Mr. Guber recently released his third book, “Tell To Win — Connect, Persuade, and Triumph with the Hidden Power of Story”, which became a #1 New York Times bestseller. The board considers the entirety of Mr. Guber's experience and skills to be a valuable resource, specifically his extensive experience in the media and entertainment industry.
Jeffrey Karish. Mr. Karish has been a member of our Board of Directors since May 23, 2013. Mr. Karish is the Chairman of Whitney Shelter LLC, a private equity and venture capital firm focused on consumer facing media and technology platforms. Additionally, Mr. Karish is a member of the leadership team at the Heritage Group, a private holding and investment company with a broad mandate, but an emphasis on healthcare and medical research. Mr. Karish is the former President of Windsor Media LLC, subsequent to having served as the company’s Executive Vice President and acting General Counsel with a focus on investing and finance which included private equity funding, early stage venture capital funding and general investment management of a significant portfolio of fixed income assets. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo with a primary focus in strategic growth initiatives and M&A. Prior to Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish currently sits on the board of another public company, Banc of California. Mr. Karish holds a J.D. from Harvard University, a Masters of Philosophy in International Relations from Cambridge University, and a B.A. in History from U.C. Berkeley.
Christopher Rogers. Mr. Rogers has been a member of our Board of Directors since May 2012. Mr. Rogers is a partner at Lumia Capital. Previously he has served as Senior Vice President, Corporate Development and Spectrum, of Sprint Nextel Corporation where he evaluated and executed strategic initiatives, including mergers, acquisitions, divestitures, equity investments and joint ventures within the mobile communication and e-commerce sectors. He also was responsible for management and oversight of wireless spectrum licenses and Sprint Nextel’s investment portfolio of emerging technology start-ups. Prior to its merger with Sprint in 2005, Rogers was Co- Founder and Senior Vice President of Nextel Communications, Inc. as well as Co-Founder of FleetCall. Communications, the predecessor to Nextel Communications, and Founder and Chairman of Dispatch Communications, Inc., which was sold to Fleet Call/Nextel in 1993. Mr. Rogers holds a Juris Doctor in Communications Law and has served as a Director on multiple public and private company Boards and as a Director for several Washington, DC-based philanthropic organizations. The board appointed Mr. Rogers to serve as a director based on the entirety of his experience and skills, although the Board specifically noted his extensive communications expertise, particularly in strategy, mergers and acquisitions and licensing, and as well as his deep managerial and corporate development experience.
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
William Stone III. Mr. Stone became our Chief Executive Officer in October 2014 and was appointed as a Director effective January 16, 2015. Previously, since November 2013, he served as the President and Chief Operating Officer of the Company. From August 2012 to November 2013, Mr. Stone served as the Chief Executive Officer of the Company’s wholly owned subsidiary, Digital Turbine, Inc. Mr. Stone was previously Senior Vice President of Qualcomm Inc. and President of its subsidiary FLO TV Inc. from 2009 to 2011. Prior to Qualcomm, Stone was the CEO and President of the smartphone application storefront provider, Handango, (acquired by Appia Inc.) from 2007 to 2009. Mr. Stone has extensive global experience in wireless, technology, mobile content, marketing and distribution, having held executive positions at several operators such as Verizon, Vodafone, and AirTouch. Mr. Stone has a BA and MBA from Rice University.
Executive Officers
Biographical information regarding Mr. Stone is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Directors”.
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
James Alejandro. Mr. Alejandro has served as the Chief Accounting Officer and Controller of the Company since February 27, 2015. Mr. Alejandro is an experienced finance and accounting executive, rising in rank and responsibility over his 17 years at Dell Inc. His most recent role at Dell was Director of Accounting, North America and Global Software & Peripheral Revenue, a position that included responsibility for providing guidance related to US GAAP, revenue recognition, internal control compliance, risk management, and general company policy guidance. Previous to this role, he spent three years as the Director of Accounting, supporting the company's mergers & acquisitions, overseeing accounting due diligence and integration. Mr. Alejandro also held other leadership positions at Dell Inc. including roles in Corporate Accounting, Services Finance, Corporate Reporting, and Treasury Accounting. He began his career at Emerson Electric Co. as a forecasting and planning analyst. Mr. Alejandro is a Texas licensed Certified Public Accountant and received his Bachelors of Business in Accounting and Master of Business Administration from the University of Texas at San Antonio.
Except as may be otherwise noted above, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K. There are no family relationships between any of the directors or executive officers.

Audit Committee
Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consists of Robert Deutschman (Chairman), Paul Schaeffer, Craig Forman, and Christopher Rogers. In May 2013, upon joining the Board of Directors, Mr. Deutschman replaced Mr. Schaeffer as the Chairman of the committee. The Board of Directors has determined (1) that Mr. Deutschman qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., and meet the criteria for independence as set forth in Rule 10A-3(b)(1) of the Exchange Act. The committee met regularly during the course of the year, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting.
Code of Conduct
The Board has established a corporate Code of Business and Ethical Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and all other officers, directors, and employees. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

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
A full text of our Code of Conduct is published on our website at www.digitalturbine.com under the tab “Investor Info.” If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Conduct to any such person, we shall disclose such amendment or waiver on our website at www.digitalturbine.com under the tab “Investor Info.”
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met, with the exception that each of Mr. Deutschman, Mr. Guber, Mr. Karish, Mr. Rogers, Mr. Schaeffer and Mr. Alejandro did not file a report with respect to one transaction on a timely basis and Mr. Stone did not file a report with respect to two transactions on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following compensation table sets forth information concerning aggregate compensation earned by or paid to (i) the individuals serving as our Chief Executive Officers during our fiscal year ending March 31, 2015, (ii) one additional most highly compensated individual who served as the Chief Financial Officer during and as of the end of our fiscal year ending March 31, 2015, and (iii) one additional most highly compensated individual who served as the former Principal Accounting Officer during our fiscal year ending March 31, 2015 but who was not serving as an executive officer at the end of such year. We refer to these individuals, collectively, as our “named executive officers”.

Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
William Stone III (3)	2015	424,375	188,000	—	1,029,500	25,625	1,667,500
Chief Executive Officer and previous President and Chief Operating Officer	2014	350,000	195,000	—	708,055	30,870	1,283,925
Peter Adderton (4)	2015	395,833	125,000	—	—	122,859	643,692
Former Chief Innovation Officer and former Chief Executive Officer	2014	475,000	500,000	—	1,233,283	115,872	2,324,155
Andrew Schleimer (5)	2015	219,423	137,500	—	1,137,000	25,652	1,519,575
Executive Vice President and Chief Financial Officer	2014	—	—	—	—	—	—
Kirstie Brown (6)	2015	227,144	—	—	185,600	46,011	458,755
Executive Vice President of Global Finance & Operations and Former Principal Accounting Officer	2014	231,907	—	—	688,750	21,451	942,108

(1)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of each restricted stock award that was granted during the respective fiscal year, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. We estimated the fair value of restricted stock based on the fair value at the time of grant. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 sets forth the relevant assumptions used to determine the valuation of our stock option awards. Vesting schedules for unvested stock grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table”.

(2)
The amounts in the “Option Awards” column relate to grants of stock options made under the Company’s stock option plans. With respect to each stock option grant, the amounts disclosed generally reflect the fair value of the option award as of the grant date for all options issued in the respective fiscal year, in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation.” Generally, ASC Topic 718 “Compensation-Stock Compensation” requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 sets forth the relevant assumptions used to determine the valuation of our stock option awards. Vesting schedules for unvested stock grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table.”

(3)
Mr. Stone was appointed as our President and Chief Operating Officer on November 24, 2013. On September 9, 2014, the Company and Mr. Stone entered into an employment agreement pursuant to which Mr. Stone became the Chief Executive Officer of the Company on October 2, 2014. Mr. Stone received a one-time $100,000 signing bonus and was awarded a bonus of $88,000 in the year ended March 31, 2015, which as of June 22, 2015 has not yet been paid. Pursuant to his previous agreement, on November 25, 2013 Mr. Stone was granted options to purchase 300,000 shares of common stock of the Company with a grant date fair value of $708,055. On July 8, 2014 and September 10, 2014, Mr. Stone was granted options to purchase an additional 200,000 and 50,000 shares of common stock of the Company, respectively, with grant date fair values of $758,000 and $271,500, respectively, totaling 1,029,500 in the year ended March 31, 2015. Mr. Stone received Company paid health benefits of $25,625 and $30,870 in the years ended March 31, 2015 and 2014, respectively.

(4)
Mr. Adderton was Chief Innovation Officer from October 2, 2014 until January 16, 2015. Prior to that, he was our Chief Executive Officer starting on December 28, 2011 following a period of service as our interim Chief Executive Officer that began on July 15, 2011. During the fiscal year ended March 31, 2015, Mr. Adderton received a discretionary bonus in the amount of $125,000. Mr. Adderton was paid $122,859 in the year ended March 31, 2015, which included reimbursement for his personal assistant of $59,994, which was paid through payment to Skycrest Ventures, LLC, health benefits of $36,262, and payout of his outstanding vacation upon his resignation of $26,603. Mr. Adderton was paid $115,872 in the fiscal year ended March 31, 2014, which included reimbursement for his personal assistant of $83,325, which was paid through payment to Skycrest Ventures, LLC, and health benefits of $32,547.

(5)
Mr. Schleimer was appointed as our Chief Financial Officer on July 8, 2014. Pursuant to his employment agreement, Mr. Schleimer was granted options to purchase 300,000 shares of common stock of the Company with a grant date fair value of $1,137,000. For the fiscal year ended March 31, 2015, Mr. Schleimer received a discretionary bonus in the amount of $137,500. Mr. Schleimer received Company paid health benefits of $25,652 in the fiscal year ended March 31, 2015.

(6)
Ms. Brown was appointed as the Company’s principal accounting officer in September 2014 and remained in this role through February 2015. On February 28, 2015 Ms. Brown was appointed as the Executive Vice President of Global Finance & Operations of the Company. On June 11, 2013, October 2, 2013, and July 1, 2014, Ms. Brown was granted options to purchase 125,000, 62,500, and 50,000 shares of common stock of the Company, respectively, with grant date fair values of $525,000, $163,750, $185,600, respectively. For the fiscal year ended March 31, 2015, Ms. Brown received additional compensation totaling $46,011, which included a relocation bonus in the amount of $25,000 and superannuation benefits of $21,011. For the fiscal year ended March 31, 2014, Ms. Brown received superannuation benefits of $21,451.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE
Employment Agreement with William Stone III.
Previous Employment Agreement. On November 24, 2013, we entered into an employment agreement with Bill Stone to become the Company’s President and Chief Operating Officer. The Agreement had a term of two years and Mr. Stone received a salary of $350,000 per year. Mr. Stone was eligible to receive, on an annual basis, a performance bonus of up to 100% of his base salary based on criteria consistent with those applicable to the Company’s CEO, as determined mutually by the CEO, Compensation Committee and Mr. Stone. In addition, Mr. Stone received options to purchase 300,000 shares of common stock under the Company’s equity incentive plan at the closing price on November 25, 2013. The options vest over a three year term as follows: 100,000 options on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. Mr. Stone was also the President of Digital Turbine, Inc., the Company’s wholly-owned subsidiary.
CEO Employment Agreement. On September 9, 2014, we entered into an employment agreement pursuant to which Mr. Stone became the Chief Executive Officer of the Company on October 2, 2014. The agreement has a term of two years, and Mr. Stone will receive a salary of $500,000 per year, a one-time $100,000 signing bonus and performance bonus opportunities as follows:

•	A pro-rated bonus under his prior employment agreement for the current fiscal year through October 2, 2014 (the “Transition Date”).

•
For each of (1) the period from the Transition Date through the end of the current fiscal year (the “Stub Period”), (2) the next fiscal year and (3) the year following the next fiscal year through the end of the term of the agreement, Mr. Stone shall be eligible to receive an annual incentive bonus of up to 150% of his salary for that period subject to satisfaction of certain performance-related milestones specified in the agreement. The milestones for the Stub Period are based on the Company’s achievement of Stub Year Revenue and Adjusted EBITDA targets and the milestones for the full-year 1 and full-year 2 periods are based on the Company’s achievement of non-GAAP measures of consolidated Company earnings such as EBITDA or adjusted EBITDA, as further specified in the agreement

In connection with entering into the agreement, the vesting (but not the exercise price) of the 200,000 options granted to Mr. Stone on July 8, 2014 was adjusted so that 50,000 options shall vest on the one-year anniversary of the original grant date (i.e., July 8, 2015), 150,000 options shall vest on a monthly basis over the 3 years following such first anniversary, and all such unvested options granted shall vest immediately upon a change of control of the company. The estimated incremental fair value associated with the 50,000 options was less than $10,000. In addition, on the effective date of the agreement, Mr. Stone received a grant of a new stock option to purchase 50,000 shares of common stock of the Company at an exercise price equal to the closing price of the Company’s common stock on September 10, 2014 under the Company’s equity incentive plan, which vests as follows: 12,500 options shall vest on the one-year anniversary of the grant date, 37,500 options shall vest on a monthly basis over the 3 years following the first anniversary of the grant date, and all unvested options shall vest immediately upon a change of control of the Company.
Employment and Separation Agreement with Peter Adderton. On October 1, 2013, we entered into an employment agreement with Mr. Adderton to become the Company’s Chief Executive Officer. Mr. Adderton’s employment agreement provided for a two-year term and an annual salary of $500,000. Mr. Adderton received a signing bonus of $500,000 and options to purchase 500,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on October 1, 2013. The options vested as follows: 250,000 options vest on the one year anniversary of the effective date, and 250,000 options would vest on the two year anniversary of the effective date. On January 15, 2015, in connection with his resignation, the Company and Mr. Adderton entered into a separation agreement that provided for, among other things, payment of an amount equal to one-half unused vacation days, accrued but unpaid salary and reimbursement of expenses, termination of repurchase rights on approximately 600,000 shares (with 227,500 shares remaining subject to repurchase rights in connection with certain limited indemnities by Mr. Adderton), cancellation of 250,000 options, and a lock-up agreement.
Employment Agreement with Andrew Schleimer. On July 8, 2014, we entered into an employment agreement with Andrew Schleimer to become the Company’s Executive Vice President and Chief Financial Officer. Mr. Schleimer’s employment agreement provides for a two-year term with the potential to be extended for one year at an annual salary of $300,000 ($350,000 in the optional third year, if Mr. Schleimer exercises an extension option if certain to-be-determined performance criteria are met, or if the Company exercises its extension option). In addition, Mr. Schleimer received options for 300,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on July 8, 2014. The options vest over a four year term as follows: 25% on the first anniversary of his start date, then 6,250 shares on a monthly basis for the following three years. In the event of a change of control, all unvested options will vest immediately. Mr. Schleimer will have a bonus opportunity, on an annual basis, to receive a performance bonus of up to 50% of his base salary. Mr. Schleimer’s bonus opportunity is based on corporate performance criteria, and personal performance criteria. The corporate performance criteria are, for the remainder of the current fiscal year ended March 31, 2015, based on previously budgeted Company revenue and Adjusted EBITDA targets and on five factors related to different operational and financial aspects of the Company’s finance and accounting functions listed in the Agreement. A similar structure applies for the balance of the term, except that the Compensation Committee may use, instead of Adjusted EBITDA, a different measure that it determines to be the most important earnings measure used publicly by the Company (for example, EBITDA without adjustment), and will also determine the target level of revenue and of such earnings measure. The Compensation Committee will first consult with Mr. Schleimer prior to making such determinations. Mr. Schleimer will receive a relocation payment of $37,500 if the Company requires him to relocate under certain circumstances.
Employment Agreement with Kirstie Brown. There was no formal employment agreement between the Company and Ms. Brown.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2015
The following table presents information regarding outstanding options and unvested stock awards held by our named executive officers as of March 31, 2015.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
William Stone III (2) Chief Executive Officer and previous President and Chief Operating Officer	9/10/2014	—	50,000	5.89	9/10/2024	91,667	298,834
	7/8/2014	—	200,000	4.11	07/08/2024	—	—
	11/25/2013	133,332	166,668	2.54	11/25/2023	—	—
Peter Adderton (3) Former Chief Innovation Officer and former Chief Executive Officer	10/1/2013	250,000	—	2.65	10/1/2023	—	—
Andrew Schleimer (4) Executive Vice President and Chief Financial Officer	10/2/2013	60,000	—	2.75	10/02/2023	—	—
	7/8/2014	—	300,000	4.11	7/8/2024	—	—
Kirstie Brown (5) Executive Vice President of Global Finance & Operations and Former Principal Accounting Officer	7/2/2014	—	50,000	4.00	7/2/2024	—	—
	10/2/2013	20,833	41,667	2.83	10/2/2023	—	—
	6/11/2013	41,667	83,333	4.50	6/11/2023	—	—

(1)	Market value is based on closing price of stock on March 31, 2015.

(2)
Effective August 1, 2012, we granted Mr. Stone 300,000 shares of restricted common stock vesting monthly over three years of which 208,333 shares have vested. A portion of the grant was deferred six months. On November 25, 2013, Mr. Stone was granted 300,000 stock options exercisable at the price of $2.54 per share. The options vest over a three year term as follows: 100,000 options on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. On July 8, 2014, Mr. Stone was granted 200,000 stock options exercisable at the exercise price of $4.11. The original vesting of these 200,000 options was adjusted so that 50,000 options vested on the one-year anniversary of the original grant date (i.e., July 8, 2015), 150,000 options will vest on a monthly basis over the three years following such first anniversary, and all such unvested options granted will vest immediately upon a change of control of the Company. On September 10, 2014, Mr. Stone was granted 50,000 options with an exercise price of $5.89 per share and 12,500 of which will vest on the one-year anniversary of the grant date, and 37,500 of which will vest on a monthly basis over the three years following the first anniversary of the grant date to become fully vested on September 10, 2018.

(3)
Effective December 28, 2011, we granted Mr. Adderton 1,807,500 shares of restricted common stock, one third of which vested as of December 29, 2011 and another third vested on July 3, 2013. On January 15, 2015, in connection with his resignation, the Company and Mr. Adderton entered into a separation agreement that provided for, among other things, immediate vesting of the remaining one third shares of restricted common stock and termination of the repurchase rights on these remaining one third shares (with 227,500 shares remaining subject to repurchase rights in connection with certain limited indemnities by Mr. Adderton). Mr. Adderton also received an option to purchase 500,000 shares of our common stock at a per share price of $2.65 on October 1, 2013. On January 15, 2015, in connection with his resignation 250,000 options were canceled.

(4)
Effective July 8, 2014, we granted Mr. Schleimer 300,000 stock options exercisable at the exercise price of $4.11 per share. The options vest over a four year term as follows: 25% on the first anniversary of his start date, then 6,250 shares on a monthly basis for the following three years. In the event of a change of control, all unvested options will vest immediately. On October 2, 2013, as part of Mr. Schleimer's previous consulting agreement with the Company, he was granted 60,000 options with an exercise price of $2.75 per share all of which were vested as of March 31, 2015.

(5)
Effective June 11, 2013, October 2, 2013, and July 2, 2014, we granted Ms. Brown 125,000, 62,500, and 50,000 stock options exercisable at the exercise price of $4.50, 2.83, and $4.00 per share. The options each vest over a three year term as follows: one third vests on the first anniversary of the option grant date, then the remaining shares vest on a pro rata annual basis for the following two years.

DIRECTOR COMPENSATION
The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2015. For compensation paid to William Stone III and Peter Adderton (a former director), see "Summary Compensation Table" above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Robert Deutschman (2)	61,500	152,250	213,750
Judson Bowman (3)	3,333	19,333	22,666
Craig Forman (4)	3,333	19,333	22,666
Peter Guber (5)	60,000	72,000	132,000
Jeffrey Karish (6)	48,000	86,700	134,700
Chris Rogers (7)	53,000	53,000	106,000
Paul Schaeffer (8)	53,000	53,000	106,000

(1)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of each restricted stock award that was granted during the respective fiscal year, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. We estimated the fair value of restricted stock based on the fair value at the time of grant. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 sets forth the relevant assumptions used to determine the valuation of our stock option awards.

(2)
Mr. Deutschman is the Chairman of the Board of Directors and the Chairman of the Audit Committee. During the fiscal ended March 31, 2015, Mr. Deutschman received quarterly cash payments totaling $61,500 and was granted a total of 39,675 shares of common stock, which included; 1,875 shares issued on July 1, 2014 with a fair value price of $4.00 per share, 12,800 shares issued on November 3, 2014 with a fair value price of $3.75 per share, and 25,000 shares issued on July 16, 2014 with a fair value price of $3.87 per share. As of March 31, 2015, unvested shares for the grants dated July 1, 2014, November 3, 2014, and July 16, 2014, were 468, 6,400 and 12,500, respectively.

(3)
Mr. Bowman is a director of the Company. During the fiscal year ended March 31, 2015, Mr. Bowman received quarterly cash payments totaling $3,333 and was granted 4,932 shares of restricted stock both pro-rated from the date of commencement of service on March 6, 2015 to the next November 1, 2015 annual grant with a fair value price of $3.92, all of which remained unvested as of March 31, 2015.

(4)
Mr. Forman is a director of the Company. During the fiscal year ended March 31, 2015, Mr. Forman received quarterly cash payments totaling $3,333 and was granted 4,932 shares of restricted stock both pro-rated from the date of commencement of service on March 6, 2015 to the next November 1, 2015 annual grant with a fair value price of $3.92 per share, all of which remained unvested as of March 31, 2015.

(5)
Mr. Guber is a director of the Company. During the fiscal year ended March 31, 2015, Mr. Guber received quarterly cash payments totaling $60,000 and was granted a total of 18,800 shares of common stock which included 6,000 shares issued on July 1, 2014 with a fair value price of $4.00 per share and 12,800 shares issued on November 3, 2014 with a fair value price of $3.75 per share, of which 1,500 and 6,400 shares, respectively, remained unvested as of March 31, 2015.

(6)
Mr. Karish is a director of the Company and a member of the Compensation Committee. During the fiscal year ended March 31, 2015, Mr. Karish received quarterly cash payments totaling $48,000 and was granted a total of 22,800 shares of common stock, which included 12,800 shares issued on November 3, 2014 with a fair value price of $3.75 per share and 10,000 shares issued on July 16, 2014 with a fair value price of $3.87 per share of which 6,400 and 5,000 shares, respectively, remained unvested as of March 31, 2015.

(7)
Mr. Rogers is a director of the Company and a member of the Audit Committee and the Compensation Committee. During the fiscal year ended March 31, 2015, Mr. Rogers received quarterly cash payments totaling $51,750 and was granted 14,050 shares of common stock, which included 1,250 shares issued on July 1, 2014 with a fair value price of $4.00 per share and 12,800 shares issued on November 3, 2014 with a fair value price of $3.75 per share, of which 311 and 6,400 shares, respectively, remained unvested as of March 31, 2015.

(8)
Mr. Schaeffer is a director of the Company and a member of the Audit Committee. During the fiscal year ended March 31, 2015, Mr. Schaeffer received quarterly cash payments totaling $51,750 and was granted 14,050 shares of common stock, which included 1,250 shares issued on July 1, 2014 with a fair value price of $4.00 per share and 12,800 shares issued on November 3, 2014 with a fair value price of $3.75 per share, of which 311 and 6,400 shares, respectively, remained unvested as of March 31, 2015.

Non-employee director compensation for a new director is granted under the Board Member Equity Ownership and Retention Policy (the “Policy”). The Policy, which is administered by the independent Compensation Committee of the Board and can be amended by such committee, requires each non-management board member to acquire shares of the Company having a value equal to three times his or her annual cash retainer within five years, requires any employee director and the Chief Executive Officer to acquire shares of the Company having a value equal to three times his or her annual salary within five years and requires the Chief Operating Officer to acquire shares of the Company having a value equal to two times his or her annual salary within five years. Unvested restricted stock or restricted stock units and unvested stock options will not be considered when determining an individual’s stock ownership, and vested but unexercised stock options will be treated as equivalent to one-half a share. The Policy does not affect the vesting restrictions on any equity awards but supersedes any post-vesting lock-up that is currently applicable to any person covered by the Policy. Failure to meet or show sustained progress toward meeting the ownership requirements of the Policy may result in reduction in future long-term incentive grants and/or the requirement to retain all stock obtained through the vesting or exercise of equity awards.
The Company’s compensation program for the non-employee directors is as follows: each such director receives an annual cash retainer of $48,000 (payable in equal quarterly installments) plus an annual grant for restricted Company common stock under the Company’s Amended and Restated 2011 Equity Incentive Plan (the "2011 Plan") having a value of $48,000 on the grant date (with quarterly vesting).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of July 22, 2015, there were approximately 57,225,569 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
5% Stockholders (excluding Directors and Officers)
Trident Capital Management-VII,L.L.C. (3)	5,649,864	9.9%
Venrock Management VI, LLC (4)	4,785,160	8.4%
Adage Capital Partners GP LLC (5)	2,913,891	5.0%
Directors (excluding Executive Officers)
Peter Guber (6)	3,921,092	6.8%
Judson Bowman	2,405,528	4.2%
Paul Schaeffer (7)	501,254	0.9%
Robert Deutschman (8)	236,879	0.4%
Christopher Rogers	125,063	0.2%
Jeffrey Karish	106,254	0.2%
Craig Forman (9)	105,624	0.2%
Named Executive Officers for Fiscal Year Ended March 31, 2015
William Stone III (10)	507,913	0.9%
Andrew Schleimer (11)	347,500	0.6%
Kirstie Brown (12)	155,650	0.3%
All Current Directors and Executive Officers as a Group (10 individuals) (13)	8,412,757	14.7%

(1)	Except as otherwise indicated, the address of each of the persons listed above is c/o Digital Turbine, Inc., 1300 Guadalupe St #302, Austin, TX 78701.

(2)
Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of July 22, 2015, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Based solely on a Schedule 13G filed on March 13, 2015 with the SEC, Trident Capital Management-VII, L.L.C. is the beneficial owner of 5,649,864 shares of common stock both issued and outstanding. Trident Capital Management-VII, L.L.C. has the sole power to vote or to direct the vote and dispose or to direct the disposition of 5,649,864 shares of common stock. The address of Trident Capital Management-VII, L.L.C. is 505 Hamilton Avenue, Suite 200, Palo Alto, CA 94301.

(4)
Based solely on a Schedule 13G filed on March 12, 2015 with the SEC, Venrock Management VI, LLC is the beneficial owner of 4,785,160 shares of common stock. Venrock Associates VI, L.P., Venrock Partners VI, L.P., Venrock Management VI, LLC, the general partner of VA-VI, and Venrock Partners Management VI, LLC, the general partner of VP-VI, are members of a group for purposes of the Schedule 13G, where 4,436,799 shares of common stock is owned by VA-VI and 348,361 shares of common stock is owned by VP-VI. Venrock Management VI, LLC as a collective group has the sole power to vote or to direct the vote and dispose or to direct the disposition of 4,785,160 shares of common stock. The address of Venrock Management VI, LLC is 3340 Hillview Avenue, Palo Alto, CA 94304.

(5)
Based solely on a Schedule 13G/A filed on February 17, 2015 with the SEC, Adage Capital Partners GP, L.L.C. is the beneficial owner of (i) 2,413,891 shares of common stock, and (ii) 500,000 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners, L.P., and as such has discretion over the portfolio securities beneficially owned by the Adage Capital Partners, L.P., Adage Capital Advisors, L.L.C., is the managing member of Adage Capital Partners GP, L.L.C., and Robert Atchinson and Phillip Gross are the managing members of Adage Capital Partners GP, L.L.C. and Adage Capital Advisors, L.L.C. and general partners of Adage Capital Partners, L.P., all of which share voting and dispositive power over the shares. The address for the reporting stockholders is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(6)
Consists of (i) 212,800 shares held by Mr. Guber, (ii) 3,572,578 shares held by the Guber Family Trust (the "Trust"), of which Mr. Guber serves as a trustee, (iii) 35,714 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share, and (iv) 100,000 shares of common stock issuable upon the exercise of stock options that are currently exercisable at an exercise price of $13.75 per share. Mr. Guber disclaims beneficial ownership of the shares of common stock directly and beneficially owned by the Trust, except to the extent of his pecuniary interest therein.

(7)
Consists of (i) 212,800 shares held by Mr. Schaeffer, (ii) 228,454 shares held by the Paul and Judy Schaeffer Living Trust for which Mr. Schaeffer serves as a trustee, and (iii) 60,000 shares of common stock issuable upon the exercise of stock options that are currently exercisable at an exercise price of $13.75 per share. Mr. Schaeffer disclaims beneficial ownership of the securities held by the trust except to the extent of his pecuniary interest therein.

(8)
Consists of (i) 166,879 shares held by the Robert/Ellen Deutschman Family Trust (the "Trust"), of which both Robert and Ellen Deutschman serve as trustees, and (ii) 70,000 shares held in the Robert Deutschman Roth IRA. Mr. Deutschman has the sole power to vote or to direct the vote of the 236,879 shares of common stock owned.

(9)	Consists of (i) 86,199 shares and (ii) 19,425 shares of common stock issuable upon the exercise of stock options that are currently exercisable at $0.68 per share.

(10)
Consists of (i) 262,080 shares and (ii) 175,000, 58,333, and 12,500 shares of common stock issuable upon the exercise of stock options that are currently exercisable at $2.54, 4.11, and 5.89 per share, respectively.

(11)	Consists of (i) 200,000 shares and (ii) 60,000 and 87,500 shares of common stock issuable upon the exercise of stock options that are currently exercisable at $2.75, 4.11 per share, respectively.

(12)
Consists of (i) 34,817 shares and (ii) 83,333, 20,833, and 16,667 shares of common stock issuable upon the exercise of stock options that are currently exercisable at $4.50, 2.83, 4.00 per share, respectively.

(13)	Includes 693,591 shares underlying options and 535,714 shares underlying warrants held by directors and current executive officers included in the group.
ITEM 13. CETAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
None.

Director Independence
Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 22, 2015, the independent directors of the Board were Robert Deutschman, Judson Bowman, Craig Forman, Peter Guber, Jeffrey Karish, Christopher Rogers, Paul Schaeffer within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
Aggregate fees for professional services rendered to us by SingerLewak LLP, our independent registered public accounting firm engaged to provide audits for the fiscal years ended March 31, 2015 and March 31, 2014, were:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit fees	$377,284	$408,504
Audit related fees	9,649	—
Tax fees	—	—
All other fees	46,674	132,072
Total	$433,607	$540,576
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

Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2015 and 2014.
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

Digital Turbine, Inc.

July 29, 2015	By:	/s/ William Stone III
William Stone III
Chief Executive Officer