Form 10-Q
period 2015-06-30
Digital Turbine, Inc.
filed 2015-08-10
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015, the Company had 57,342,559 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2015

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,180	$7,069
Restricted cash	200	200
Accounts receivable, net of allowances of $567 and $698, respectively	12,659	12,174
Deposits	114	109
Prepaid expenses and other current assets	570	640
Total current assets	19,723	20,192
Property and equipment, net	878	614
Deferred tax assets	82	82
Intangible assets, net	22,772	24,936
Goodwill	76,801	76,747
TOTAL ASSETS	$120,256	$122,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,693	$8,118
Accrued license fees and revenue share	7,796	6,833
Accrued compensation	2,260	2,184
Current portion of long term debt	3,450	3,600
Deferred tax liabilities	719	217
Other current liabilities	3,139	3,000
Total current liabilities	28,057	23,952
Long term debt, net of discounts of $793 and $910, respectively	7,207	7,090
Total liabilities	$35,264	$31,042
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 57,899,899 issued and 57,165,443 outstanding at June 30, 2015; 57,917,565 issued and 57,162,967 outstanding at March 31, 2015;	7	7
Additional paid-in capital	278,131	276,500
Treasury stock (754,599 shares at June 30, 2015 and March 31, 2015)	(71)	(71)
Accumulated other comprehensive loss	(101)	(52)
Accumulated deficit	(193,074)	(184,955)
Total stockholders' equity	84,992	91,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,256	$122,571

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share amounts)

	3 months ended June 30, 2015	3 months ended June 30, 2014
Net revenues	$18,686	$5,554
Cost of revenues
License fees and revenue share	14,221	3,796
Other direct cost of revenues	2,191	344
Total cost of revenues	16,412	4,140
Gross profit	2,274	1,414
Operating expenses
Product development	2,754	1,959
Sales and marketing	1,282	761
General and administrative	5,389	3,374
Total operating expenses	9,425	6,094
Loss from operations	(7,151)	(4,680)
Interest and other income / (expense), net
Interest income / (expense)	(491)	3
Foreign exchange transaction gain / (loss)	1	(6)
Loss on extinguishment of debt	—	(10)
Gain / (loss) on disposal of fixed assets	(23)	2
Other income	17	9
Total interest and other income / (expense), net	(496)	(2)
Loss from operations before income taxes	(7,647)	(4,682)
Income tax provision / (benefit)	472	(72)
Net loss, net of taxes	$(8,119)	$(4,610)
Other comprehensive income / (loss)
Foreign currency translation adjustment	$(49)	$38
Comprehensive loss	$(8,168)	$(4,572)
Basic and diluted net loss per common share	$(0.14)	$(0.12)
Weighted average common shares outstanding, basic and diluted	57,388	37,424

Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2015	57,162,967	$7	100,000	$100	754,599	$(71)	$276,500	$(52)	$(184,955)	$91,529
Net loss	—	—	—	—	—	—	—		(8,119)	(8,119)
Foreign currency translation	—	—	—	—	—	—	—	(49)	—	(49)
Cancellation of shares issued to employee	(454,164)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,294	—	—	1,294
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	327	—	—	327
Options exercised	3,666	—	—	—	—	—	10	—	—	10
Warrant exercised	452,974	—	—	—	—	—	—	—	—	—
Balance at June 30, 2015	57,165,443	$7	100,000	$100	754,599	$(71)	$278,131	$(101)	$(193,074)	$84,992

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	3 months ended June 30, 2015	3 months ended June 30, 2014
Cash flows from operating activities
Net loss	$(8,119)	$(4,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,241	369
Change in allowance for doubtful accounts	(131)	—
Amortization of debt discount	117	—
Accrued Interest	87	—
Stock-based compensation	1,294	818
Stock-based compensation for services rendered	327	76
Adjustment to goodwill for purchase price adjustment	(54)	—
(Increase) / decrease in assets:
Accounts receivable	(354)	(4)
Deposits	(5)	(20)
Deferred tax assets	—	3,156
Prepaid expenses and other current assets	70	(39)
Increase / (decrease) in liabilities:
Accounts payable	2,575	561
Accrued license fees and revenue share	963	(757)
Accrued compensation	76	201
Other liabilities and other items	554	(2,886)
Net cash used in operating activities	(359)	(3,135)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	(318)	(32)
Settlement of contingent liability	—	10
Net cash used in investing activities	(318)	(22)

Cash flows from financing activities
Repayment of debt obligations	(150)	—
Options exercised	10	—
Net cash used by financing activities	(140)	—

Effect of exchange rate changes on cash and cash equivalents	(72)	39

Net change in cash and cash equivalents	(889)	(3,118)

Cash and cash equivalents, beginning of period	7,069	21,805

Cash and cash equivalents, end of period	$6,180	$18,687

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.    Description of Business
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments - Advertising and Content.
The Company's Advertising business is comprised of products including:

•	DT Ignite™, a mobile device management solution with targeted application distribution capabilities,

•	DT IQ™, a customized user experience and application discovery tool,

•	DT Media, an advertiser solution for unique and exclusive carrier and OEM inventory, and

•	Appia Core, a leading worldwide mobile user acquisition network.
The Company's Content business is comprised of products including:

•	DT Marketplace™, an application and content store, and

•	DT Pay™, a content management and mobile payment solution.
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
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. The Company did not raise any financing through equity issuance in fiscal year 2015. The Company filed a shelf registration covering $100,000 of primary securities, which would enable the Company to raise additional capital. The registration statement was declared effective by the SEC on April 24, 2015, and provides the Company flexibility to consider and pursue capital raising alternatives. The Company believes that it will have sufficient resources to continue operations through June 30, 2016; however, additional capital would likely be needed to pursue new opportunities of inorganic growth not currently in our main business plans. As of June 30, 2015, we had cash and cash equivalents and restricted cash totaling approximately $6,380. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of June 30, 2015, the Company also had $450 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.
Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand and access to the $5,000 revolving credit facility. In addition, the Company may make acquisitions, make new investments in under-capitalized opportunities or invest in organic opportunities including RTB, integration of Content/Pay into advertising infrastructure, new product development, and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and such organic growth opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.
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

3.    Summary of Significant Accounting Policies
The significant accounting policies and recent accounting pronouncements were described in Note 4 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no significant changes in or updates to the accounting policies since March 31, 2015.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Information
The accompanying Consolidated Financial Statements of Digital Turbine, Inc. should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2015, the results of its operations and corresponding comprehensive income for the three months ended June 30, 2015 and 2014, statement of stockholders equity at June 30, 2015, and its cash flows for the three months ended June 30, 2015 and 2014.
Concentrations of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our content business most of our sales are made directly to large national mobile phone carriers. In our advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We have a significant level of business and resulting significant accounts receivable balance with one operator and therefore have a high concentration of credit risk with that operator. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of June 30, 2015, two major customers represented approximately 20.4% and 11.7% of our accounts receivable outstanding, and 21.1% and 4.4% of our accounts receivable outstanding as of March 31, 2015, respectively. The previously mentioned two major customers and one other customer accounted for 26.5%, 8.2%, and 11.8% of our net revenues during the three month period ended June 30, 2015, and 64.4%, 0%, and 0% of our net revenues during the three month period ended June 30, 2014.
4.    Accounts Receivable

	June 30, 2015	March 31, 2015
Billed	$8,302	$8,409
Unbilled	4,924	4,463
Allowance for doubtful accounts	(567)	(698)
Accounts receivable, net	$12,659	$12,174

Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized but billed after the period end. All unbilled receivables as of June 30, 2015 and March 31, 2015 are expected to be billed and collected within twelve months.
The Company had no significant write-offs or recoveries during the three month period ended June 30, 2015 and 2014, respectively.

5.    Property and Equipment

	June 30, 2015	March 31, 2015
Computer related equipment	$984	$727
Furniture & fixtures	52	28
Leasehold improvements	69	32
	1,105	787
Accumulated depreciation	(227)	(173)
Property and equipment, net	$878	614
Depreciation expense for the three month period ended June 30, 2015 and 2014 was $50 and $24, respectively.
6.    Intangible Assets
We complete our annual impairment tests in the fourth quarter of each year and perform an assessment quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment, performed during the first quarter of fiscal 2016, no impairment of intangible assets existed at June 30, 2015.
The components of intangible assets as at June 30, 2015 and March 31, 2015 were as follows:

	As of June 30, 2015
	Cost	Accumulated Amortization	Net
Software	$13,480	$(3,257)	$10,223
Trade name/ trade mark	380	(61)	319
Customer list	14,755	(2,710)	12,045
License agreements	355	(170)	185
Total	$28,970	$(6,198)	$22,772

	As of March 31, 2015
	Cost	Accumulated Amortization	Net
Software	$13,480	$(2,489)	$10,991
Trade name/ trade mark	380	(14)	366
Customer list	14,755	(1,379)	13,376
License agreements	355	(152)	203
Total	$28,970	$(4,034)	$24,936
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.
During the three month period ended June 30, 2015 and 2014, the Company recorded amortization expense in the amount of $2,191 and $344, respectively, with the increase primarily due to the increase in intangible assets of $17,780 for the acquisition of DT Media (Appia, Inc.) during the three month period ended March 31, 2015.

Based on the amortizable intangible assets as of June 30, 2015, we estimate amortization expense for the next five years to be as follows:

Amortization
Twelve Month Period Ending June 30,	Expense

2016	$8,670
2017	7,033
2018	3,318
2019	2,066
2020	542
Future	1,143
Total	$22,772
7.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	Content	Ignite	IQ	Appia Core	Total
Goodwill as of March 31, 2015	$5,244	$38,157	$4,111	$29,235	$76,747
Adjustments	—	—	—	54	54
Goodwill as of June 30, 2015	$5,244	$38,157	$4,111	$29,289	$76,801
Goodwill is tested annually during the fourth fiscal quarter and is reviewed quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment performed during the first quarter of fiscal 2016, no impairment of goodwill existed at June 30, 2015. In the three month period ended June 30, 2015, we adjusted the purchase price allocation of DT Media, which resulted in an adjustment to goodwill of $54.

8.    Debt

	June 30, 2015	March 31, 2015
Current Portion of Long Term Debt
Term loan, principal	$450	$600
Revolving line of credit, principal	3,000	3,000
Total	$3,450	$3,600

	June 30, 2015	March 31, 2015
Long Term Debt
Subordinated secured debenture, net of debt discount of $793 and $910, respectively	$7,207	$7,090
Debt
Senior Debt
On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.) entered into a new Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Debt”), which replaced and restated Appia's prior agreement with Silicon Valley Bank. The SVB Debt includes a term loan and a revolving line of credit, which was amended in June 2015 (as described under "Revolving Line of Credit").

The term loan, with a principal balance of $450 and $600 as of June 30, 2015 and March 31, 2015, respectively, is due in twelve equal monthly principal installments of $50 through April 1, 2016 together with monthly payment of interest at a floating a floating per annum rate equal to the greater of (A) two and one-half percentage points (2.50%) above the Prime Rate or (B) six and one-half percent (6.50%). At June 30, 2015, the interest rate was 6.50%.
Revolving line of credit
On June 11, 2015, our wholly owned subsidiary Digital Turbine Media, Inc., and Silicon Valley Bank, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility from June 30, 2015 to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
The revolving line of credit allows DT Media to borrow up to the lesser of $5,000 or the borrowing base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding under the revolving line of credit. At June 30, 2015 and March 31, 2015, DT Media had borrowed $3,000 under the revolving line. The revolving line matures on June 30, 2016 with interest payable monthly at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%). At June 30, 2015, the interest rate was 6.00%.

The amended facility includes a financial covenant for minimum trailing three-month adjusted EBITDA, which will not be applicable if (a) there are no advances outstanding under the revolving facility, or (b) if our cash and cash equivalents held at Silicon Valley Bank or its affiliates is greater than or equal to $15,000. EBITDA is defined as our consolidated net income (as customarily defined), plus interest expense, plus to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense. At June 30, 2015, DT Media and the Company were compliant with all such covenants.
DT Media’s obligations under the SVB Debt are secured by substantially all of DT Media’s assets. Additionally, Digital Turbine, Inc. has guaranteed DT Media’s obligations under the SVB Debt, and pledged substantially all of its assets, including its intellectual property, to Silicon Valley Bank in support of the SVB Debt.
Subordinated Debenture
On March 6, 2015, in connection with the acquisition of DT Media, the Company entered into a Securities Purchase Agreement with North Atlantic SBIC IV, L.P. (“North Atlantic”) pursuant to which DT Media sold a senior secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by Appia to North Atlantic, which were cancelled.
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
The New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash and other customary covenants. At June 30, 2015, DT Media and the Company were compliant with all such covenants.

The Company’s required principal repayments for its outstanding debt as of June 30, 2015, are as follows:

	Senior Debt	Revolving line of credit	Subordinated Debenture
March 31, 2016	$450	$—	$—
June 30, 2016	—	3,000	—
March 6, 2017	—	—	8,000
	$450	$3,000	$8,000
9.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). In the year ended March 31, 2015, in connection with the acquisition of Appia, the Company assumed outstanding options granted under the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). The 2011 Plan and 2007 Plan are collectively referred to as “Digital Turbine’s Incentive Plans.” Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 14,625,275 and 14,393,741 remained available for future grants as of June 30, 2015 and March 31, 2015, respectively.
Stock Option Agreements
Stock options granted under Digital Turbine Inc’s Incentive Plans typically vest over a three to four years period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2015, in connection the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase the shares of the Company’s common stock. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.
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

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2015	5,789,758	$4.65	8.35	$1,319
Granted	426,400
Forfeited/Canceled	(679,267)
Exercised	(3,666)
Options Outstanding, June 30, 2015	5,533,225	$4.74	8.18	$899
Vested and expected to vest (net of estimated forfeitures) at June 30, 2015 (a)	4,363,422	$4.96	7.87	$865
Exercisable, June 30, 2015	2,037,196	$6.23	6.29	$638

(a)
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2015 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on June 30, 2015. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average Exercise	Weighted Average Remaining	Number of	Weighted Average Exercise
Exercise Price	Shares	Price	Life (in years)	Shares	Price
$0.00 - 0.50	8,065	$0.24	4.74	8,064	$0.24
$0.51 - 1.00	237,594	$0.65	6.96	169,150	$0.64
$2.01 - 2.50	153,776	$2.40	2.59	153,776	$2.40
$2.51 - 3.00	660,033	$2.69	8.33	354,926	$2.69
$3.51 - 4.00	2,179,742	$3.93	8.73	386,032	$3.95
$4.01 - 4.50	1,764,015	$4.21	6.68	500,248	$4.29
$4.51 - 5.00	60,000	$4.65	7.74	45,000	$4.65
$5.01 and over	470,000	$16.32	2.83	420,000	$17.56
	5,533,225			2,037,196

Other information pertaining to stock options for the Stock Plans is as follows:

	June 30,
	2015	2014
Total fair value of options vested	$1,266	$1,461
Total intrinsic value of options exercised (a)	$5	$—

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three month period ended June 30, 2015. No options were exercised during the three months ended June 30, 2014.

The weighted average grant-date fair value for the options granted during the three months ended June 30, 2015 was $3.43. The Company granted no options during the three months ended June 30, 2014.

At June 30, 2015 and 2014, there was $10,781 and $5,915 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.48 years and 2.38 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine Inc’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model during June 30, 2015 and 2014 are presented below.

June 30,
	2015	2014
Risk free interest rate	1.37% to 1.79%	1.36% to 1.71%
Expected life of the options	5.73 to 6 years	5.27 to 6 years
Expected volatility	115% to 145%	150% to 155%
Expected dividend yield	—%	—%
Expected forfeitures	10% to 35%	10% to 35%

Expected volatility is based on a blend of implied and historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company uses this blend of implied and historical volatility, as well as other economic data, because management believes such volatility is more representative of prospective trends. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2015 and 2014, which includes both stock options and restricted stock, was $1,621 and $894, respectively. Please see Note 9 regarding restricted stock.

10.    Capital Stock Transactions
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
Common Stock and Warrants
In April 2015, the Company issued 452,974 unregistered shares of common stock of the Company to a director for the cashless exercise of 666,667 warrants granted in June 2010. See additional disclosure regarding the issuance of unregistered shares at "PART II - OTHER INFORMATION", section "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".
In May 2015, the Company issued 3,333 shares of common stock of the Company for the exercise of options granted to an employee in October 2013.
In June 2015, the Company issued 333 shares of common stock of the Company for the exercise of options granted to an employee in October 2013.
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
Performance and Market Condition RSAs
On December 28, 2011, the Company issued 3,170,000 restricted shares with vesting criteria based on both performance and market conditions. On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested. During the year ended March 31, 2015, the Company vested 594,372 shares and cancelled 8,131 shares of the final one third of the 3,170,000 restricted shares, leaving 454,164 shares unvested. During the three month period ended June 30, 2015, the Company canceled the remaining 454,164 shares. The shares were cancelled as the vesting criteria based on both performance and market conditions were not met.
Time Condition RSAs
On various dates during the years ended March 31, 2015 and March 31, 2014, the Company issued 267,195 and 254,020 restricted shares, respectively, with vesting criteria based on time conditions. The Company has issued no additional restricted shares during the three month period ended June 30, 2015. During the three month period ended June 30, 2015 and 2014, the Company expensed $327 and $176 related to time condition RSAs, respectively. As of June 30, 2015, 93,980 remain unvested.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2015	642,343	$3.04
Granted	—	—
Vested	(94,199)	3.85
Cancelled	(454,164)	3.05
Unvested restricted stock outstanding as of June 30, 2015	93,980	$3.86
All restricted shares, vested and unvested, cancelable and not cancelled, have been included in the outstanding shares as of June 30, 2015.
At June 30, 2015, there was $363 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.62 years.

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three months ended June 30, 2015 and 2014, all potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,
	2015	2014
Net loss	$(8,119)	$(4,610)
Weighted-average shares used to compute basic and diluted net loss per share	57,388	37,424
Basic and diluted net loss per share	$(0.14)	$(0.12)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	1,011	1,278

12.    Income Taxes

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.

During the three months ended June 30, 2015, tax expense of $472 resulted in an effective tax rate of 0.06%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.

During the three months ended June 30, 2014, a tax benefit of $72 resulted in an effective tax rate of (0.2)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
13.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancelable operating leases expiring in various years through 2022.
Following is a summary of future minimum payments under initial terms of leases as of:

Twelve month period ending June 30,
2016	$554
2017	263
2018	293
2019	300
2020	300
Thereafter	750
Total minimum lease payments	$2,460
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $215 and $136, for the three month period ended June 30, 2015 and 2014, respectively.
Other Obligations
As of June 30, 2015, the Company was obligated for payments under various employment contracts with initial terms greater than one year at June 30, 2015. Annual payments relating to these commitments at June 30, 2015 are as follows:

Twelve month period Ending June 30,
2016	$1,102
2017	274
Total minimum payments	$1,376
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

Coral Tell Ltd. Matter
On May 30, 2013, a class action suit in the amount of NIS 19,200 or approximately $5,300 was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd., an Israeli company which owns and operates a website offering advertisements. Coral Tell Ltd is currently being sued in a class action lawsuit regarding phone call overages and has served a third party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merit and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in the aggregate will not be material to the financial position or results or operations of the Company for any future period.
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
Settlement of Potential Claim
The Company has had a disagreement with an investor of the Company regarding their respective rights and obligations to each other regarding certain investments.  Although no claims have been made as of March 31, 2015, each of the Parties recognizes that the disagreements they have had could in the future lead to claims being made and believe it is in their respective best interests to avoid such claims by entering into an agreement whereby the Company has offered to settle the matter in exchange for a certain number of shares of common stock of the Company.  As of June 30, 2015, the eventual settlement of this matter is viewed as probable and thus an accrual representing the fair value has been accrued in an amount equal to $381. A settlement was finalized on July 30, 2015 for 117,000 shares.
As of June 30, 2015, Digital Turbine does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred; however, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, Digital Turbine's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on Digital Turbine's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

14.    Segment and Geographic information
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
The following information sets forth segment information on our net sales and loss from operations for the three month periods ended June 30, 2015 and 2014.

	Content	Advertising	Total
Three Months Ended June 30, 2015
Net revenues	$7,070	$11,616	$18,686
Loss from operations	(2,005)	(5,146)	(7,151)
Three Months Ended June 30, 2014
Net revenues	4,875	679	5,554
Loss from operations	$(2,943)	$(1,737)	$(4,680)
The following information sets forth geographic information on our net sales for the three month period ended June 30, 2015 and 2014. Net revenues by geography are based on billing addresses of our customers. Our largest customer accounted for 26.5% and 64.4% of net revenues in the 3 month period ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015	2014
Net revenue
North America	$11,515	$—
EMEA	267	670
APAC	6,904	4,884
Consolidated net revenue	$18,686	$5,554

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This report Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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
Company Overview
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments - Advertising and Content.
The Company's Advertising business is comprised of products including:

•	DT Ignite™, a mobile device management solution with targeted application distribution capabilities,

•	DT IQ™, a customized user experience and application discovery tool,

•	DT Media, an advertiser solution for unique and exclusive carrier and OEM inventory, and

•	Appia Core, a leading worldwide mobile user acquisition network.
The Company's Content business is comprised of products including:

•	DT Marketplace™, an application and content store, and

•	DT Pay™, a content management and mobile payment solution.
With global headquarters in Austin, Texas and offices in Durham, North Carolina, Berlin, Singapore, Sydney and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Advertising
DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and Cost-Per-Action or CPA arrangements with third party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in an advertising revenue stream. The Company has launched DT Ignite with mobile operators and OEMs in North America, Europe, Asia Pacific, India and Israel.
DT IQ enables application and content discovery, both organic and sponsored, in a variety of user interfaces. The core of the product suite is the DT IQ engine which provides application recommendations to the device end user blended with sponsored ads. The DT IQ AppDeck product is centered purely around application discovery and is presented in a visual feed-based User Interface. The DT IQ App Drawer product organizes applications for device end users by category and provides contextual application recommendations. DT IQ Search is a User Experience and User Interface that enable device end users to search and discover content from various sources including social media, search engines, and applications. Monetization for DT IQ Search is through increased content sales while AppDeck and App Drawer monetize through the display of and recommendation of applications via the same commercial models as DT Ignite. DT IQ has been deployed with mobile operators across North America and Asia Pacific.
DT Media is an advertiser solution for unique and exclusive carrier and OEM on-device home screen inventory.
Appia Core is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. Appia Core accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships; as well as purchasing inventory through exchanges using real-time bidding. The advertising revenue generated by Appia Core’s platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using real-time bidding, Appia Core buys inventory at a rate determined by the marketplace. Since inception, Appia Core has delivered over 100 million application installs for hundreds of advertisers.
Content

DT Marketplace is currently one of the Company’s primary revenue generating products. DT Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Marketplace is deployed with many operators across multiple countries including Australia and Philippines.
DT Pay is currently one of the Company’s primary revenue generating products. DT Pay is an Application Programming Interface (API) that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. DT Pay has been launched in Australia, Singapore, and the Philippines.
RESULTS OF OPERATIONS

	3 Months Ended June 30, 2015	3 Months Ended June 30, 2014	% of Change
	(in thousands, except per share amounts)
Revenues	$18,686	$5,554	236.4%
Cost of revenues	14,221	3,796	274.6%
Other direct cost of revenues (amortization of intangibles)	2,191	344	536.9%
Gross profit	2,274	1,414	60.8%
SG&A	9,425	6,094	54.7%
Operating loss	(7,151)	(4,680)	52.8%
Interest income / (expense), net	(491)	3	(16,466.7)%
Foreign exchange transaction gain / (loss)	1	(6)	116.7%
Gain / (loss) on disposal of fixed assets	(23)	2	(1,250.0)%
Loss on settlement of debt	—	(10)	(100.0)%
Other income	17	9	88.9%
Loss before income taxes	(7,647)	(4,682)	63.3%
Income tax provision / (benefit)	472	(72)	755.6%
Net loss, net of taxes	$(8,119)	$(4,610)	76.1%
Diluted net loss per common share:
Net loss	(0.14)	(0.12)	16.7%
Weighted average common shares outstanding, basic and diluted	57,388	37,424	53.3%
Comparison of the Three Months Ended June 30, 2015 and 2014.
Revenues

	Three Months Ended June 30,		% of
	2015	2014	Change
	(In thousands)
Revenues by type:
Content	$7,070	$4,875	45.0%
Advertising	11,616	679	1,610.8%
Total	$18,686	$5,554	236.4%

During the three months ended June 30, 2015, there was approximately $13,132 or 236.4% increase in revenue overall, as compared to the three months ended June 30, 2014. During the three month period ended June 30, 2015, we experienced growth in both the content and advertising businesses with the advertising growth stemming from both organic growth in DT Ignite and a full quarter of Appia Core revenue. The increase in the Content business was driven primarily from growth in DT Pay as the service was launched with additional customers in Australia, as well as new geographies such as Singapore. This growth was offset by a moderate decline in DT Marketplace as our contract in Israel was terminated during the period ended June 30, 2015. Organic growth in advertising was driven primarily by CPI and CPP revenue from new advertising partners' commercial deployments across DT Ignite and DT IQ with new carrier partners and amounts earned from carrier partners related to software customization and integration. Inorganic growth in advertising was driven by the inclusion of a full quarter of Appia Core.
Gross Margins

	Three Months Ended June 30,		% of
	2015	2014	Change
	(In thousands)
Gross margin by type
Content Gross Margin $	$798	$968	(17.6)%
Content Gross Margin %	11.3%	19.9%
Advertising Gross Margin $	$1,476	$446	230.9%
Advertising Gross Margin %	12.7%	65.7%
Total Gross Margin $	$2,274	$1,414	60.8%
Total Gross Margin %	12.2%	25.5%

Gross profit, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $2,274 or 12.2% for the three months ended June 30, 2015, versus approximately $1,414 or 25.5% for the three months ended June 30, 2014. The quarter over quarter change in total gross margin was due primarily to the increase in intangible assets associated with the Appia transaction during Q4 2015 with increased amortization expense being incurred during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, at $2,191 and $344, respectively.

The decrease in Content gross profit and gross margin was due primarily to a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin.

Advertising gross profit increased due to the inclusion of a full quarter of Appia. Advertising gross margin decreased due to the increase in amortization expense associated with the Appia transaction as well as inclusion of Appia Core revenues which carry a lower gross margin that DT Media.

Operating Expenses

	Three Months Ended June 30,		% of
	2015	2014	Change
	(In thousands)
Product development expenses	$2,754	$1,959	40.6%
Sales and marketing expenses	1,282	761	68.5%
General and administrative expenses	5,389	3,374	59.7%
Total Operating Expenses	$9,425	$6,094	54.7%
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
Total operating expenses for the three months ended June 30, 2015 and 2014 were approximately $9,425 and $6,094, an increase of approximately $3,331 or 54.7%.  The primary quarter over quarter increase in expenses related to the inclusion of a full quarter of Appia's operating expenses during the three months ended June 30, 2015. Additionally, the Company's investment in offices in Germany and Singapore contributed to the quarter over quarter increase in product development expenses through additional headcount being added in those regions. The quarter over quarter increase in general and administrative expenses was primarily due to the increase in stock-based compensation expense of $727, from $894 to $1,621 during the three months ended June 30, 2014 and 2015, respectively.
Other Income and Expenses

	Three Months Ended June 30,		% of
	2015	2014	Change
	(In thousands)
Interest and other (expense)	$(491)	$3	(16,466.7)%
Foreign exchange transaction gain / (loss), net	1	(6)	116.7%
Gain / (loss) on disposal of fixed assets	(23)	2	(1,250.0)%
Loss on settlement of debt	—	(10)	(100.0)%
Other income	17	9	88.9%
Total Operating Expenses	$(496)	$(2)	(24,700.0)%
Interest and other expense includes interest expense, gain / (loss) on disposal of fixed assets, loss on settlement of debt, and other ancillary costs incurred by the Company. These expenses were significantly higher in the three months ended June 30, 2015 primarily due to interest expense incurred on the credit facility in place during the period, whereas the Company did not have a credit facility in place during the three months ended June 30, 2014.

Liquidity and Capital Resources
Selected Financial Information

	Period Ended
	June 30, 2015	March 31, 2015
	(In thousands)
Cash and cash equivalents	$6,180	$7,069
Restricted cash	200	200

Current Portion of Long Term Debt
Term loan, principal	$450	$600
Revolving line of credit, principal	3,000	3,000
Total Current Portion of Long Term Debt	3,450	3,600

Long Term Debt
Subordinated secured debenture, net of debt discount of $793 and $910, respectively	$7,207	$7,090
Total Debt	10,657	10,690

Working capital:
Current assets	19,723	20,192
Current liabilities	28,057	23,952
Working capital	$(8,334)	$(3,760)
Working Capital
Cash and cash equivalents and restricted cash totaled approximately $6,380 and approximately $7,269 at June 30, 2015 and March 31, 2015, respectively. Current assets totaled approximately $19,723 and approximately $20,192 at June 30, 2015 and 2014, respectively. As of June 30, 2015 and March 31, 2015, we had approximately $12,659 and $12,174, respectively, in accounts receivable. Our working capital deficit as of June 30, 2015 and March 31, 2015 was $8,334 and $3,760, with the increase in working capital deficit being primarily due working capital management with a focus on accounts receivable collections and utilizing the full payment terms on our accounts payable.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. The Company did not raise any financing through equity issuance in fiscal year 2015. The Company filed a shelf registration covering $100,000 of primary securities, which would enable the Company to raise additional capital. The registration statement was declared effective by the SEC on April 24, 2015, and provides the Company flexibility to consider and pursue capital raising alternatives. The Company believes that it will have sufficient resources to continue operations through June 30, 2016; however, additional capital would likely be needed to pursue new opportunities of inorganic growth not currently in our main business plans. As of June 30, 2015, we had cash and cash equivalents and restricted cash totaling approximately $6,380. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of June 30, 2015, the Company also had $450 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.
On June 11, 2015, our wholly owned subsidiary Digital Turbine Media, Inc., a Delaware corporation and Silicon Valley Bank, a California corporation entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Bank agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.

Cash Flow Summary

	Three Months Ended June 30,		% of
	2015	2014	Change
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$318	$32	893.8%
Cash flows used in operating activities	359	3,135	(88.5)%
Exercise of options	(10)	—	(100.0)%
Settlement of contingent liability	—	(10)	100.0%
Repayment of debt obligations	150	—	100.0%
Loss on exchange rate changes on cash and cash equivalents	$72	$(39)	284.6%
Operating Activities

For the three months ended June 30, 2015, cash used in operating activities was $359. The difference between net loss of $8,119 and net cash used in operating activities is comprised primarily of an increase in accounts receivable and deposits of approximately $359, an increase in accounts payable and other liabilities of approximately $3,129, and an increase in accrued license fees and revenue share, accrued compensation, and accrued interest of approximately $963, $76, and 87, respectively, and a decrease in prepaid expenses and other current assets of $70. These changes are related to the loss for the period, but excludes: depreciation and amortization and amortization of debt discount of approximately $2,241 and $117, respectively, stock-based compensation and stock-based compensation related to vesting of restricted stock for services of approximately $1,394 and $227, respectively, and the effect of a reduction in the allowance for doubtful accounts and an adjustment to increase goodwill for purchase price of Appia of $131 and $54, respectively.

For the three months ended June 30, 2014, cash used in operating activities was $3,135. The difference between net loss of $4,610 and net cash used in operating activities is comprised primarily of an increase in accounts receivable, deposits, and prepaid expenses of approximately $63, and an increase in accounts payable and accrued compensation of approximately $561 and $201, respectively, offset by a decrease in deferred tax assets of $3,156, and further offset by a decrease in accrued license fees and revenue share and other liabilities of approximately $757 and $2,886, respectively. These changes are related to the loss for the period, but exclude depreciation and amortization of approximately $369, as well as stock-based compensation and stock-based compensation related to vesting of restricted stock for services of approximately $818 and $76, respectively.
Investing Activities

For the three months ended June 30, 2015, cash used in investing activities was approximately $318, which comprises capital expenditures made on internally developed software.

For the three months ended June 30, 2014, cash used in investing activities was approximately $22, which is due to capital expenditures made related to office equipment and furniture of $32 and a cash inflow of $10 related to the settlement of a contingent liability.
Financing Activities

For the three months ended June 30, 2015, cash used in financing activities was approximately $140, which is primarily due to repayment of principal on the credit facility of approximately $150, offset by a negligible amount of proceeds received related to the exercise of options of approximately $10.

For the three months ended June 30, 2014, the Company had no cash flows from financing activities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, primarily interest rate and foreign currency exchange risks.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. While a portion of our sales are denominated in foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in the exchange rates. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
ITEM 4.    CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting. Material weaknesses could result in material misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, Digital Turbine’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Plan for Remediation

Beginning in the third quarter of Fiscal 2015 and continuing through the date of this Report, we began the implementation of measures designed to remediate the identified material weaknesses, including the following:

1.	Hired a Chief Accounting Officer (CAO) on February 27, 2015.

2.	Implemented a limited version of SAP, the Company’s accounting ERP system with further enhancements as referred to in 9 below.

3.	Implemented a management representation letter in which key members of management and accounting/finance staff attest to certain questions related to the financial statements.

4.	Implemented a company-wide signature authority matrix which outlines requirements and signing authority for executing contracts.

5.	Expect to have one additional staff accountant on board in Asia Pacific prior to September 30, 2015.

6.	Consolidated all accounting related decisions under the direction of the CAO.

7.	Continue working with a third party to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

8.	Continue to utilize third party accounting experts to augment Company accounting staff as necessary.

9.	Finalize the system implementation related to SAP including a more automated consolidation system and additional functionality to reduce current manual processes.

10.	Implement a billing, disbursement and stock option accounting system and integrate with SAP.

11.
Document key accounting policies and internal control procedures for significant accounting areas with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system.

12.	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meeting the accounting and finance requirements of the Company.

13.
Develop formal training related to key accounting policies, internal controls, and SEC compliance and deliver training to all key personnel which have a direct and indirect impact on the transactions underlying the financial statements.

14.	Implement Information Technology documentation and new controls that have an impact on financial reporting.

The remediation plan, once finally implemented and operational, is expected to result in the remediation of the identified material weaknesses in internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1 (A).	Risk Factors.

Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report of the Form 10-K, as amended, for the year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2015, the Company issued 452,974 shares of common stock of the Company to Peter Guber, in his capacity as a trustee of the Guber Family Trust (the "Trust"), for the cashless exercise of 666,667 warrants granted in June 2010. The securities were issued in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation D promulgated by the Securities and Exchange Act since, among other things, the transaction did not involve a public offering.

Item 3.	Defaults.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

ITEM 6.    EXHIBITS

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

**
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
Dated: August 10, 2015
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)