Form 10-Q
period 2015-09-30
Digital Turbine, Inc.
filed 2015-11-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2015, the Company had 66,072,271 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2015

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,582	$7,069
Restricted cash	—	200
Accounts receivable, net of allowances of $701 and $698, respectively	14,484	12,174
Deposits	110	109
Deferred financing costs	187	—
Prepaid expenses and other current assets	397	640
Total current assets	19,760	20,192
Property and equipment, net	1,158	614
Deferred tax assets	82	82
Intangible assets, net	18,152	24,936
Goodwill	76,621	76,747
TOTAL ASSETS	$115,773	$122,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,169	$8,118
Accrued license fees and revenue share	9,169	6,833
Accrued compensation	1,587	2,184
Current portion of long-term debt	3,300	3,600
Deferred tax liabilities	407	217
Other current liabilities	2,209	3,000
Total current liabilities	29,841	23,952
Long-term debt, net of discounts of $674 and $910, respectively	7,326	7,090
Total liabilities	$37,167	$31,042
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 58,065,566 issued and 57,331,110 outstanding at September 30, 2015; 57,917,565 issued and 57,162,967 outstanding at March 31, 2015;	7	7
Additional paid-in capital	279,956	276,500
Treasury stock (754,599 shares at September 30, 2015 and March 31, 2015)	(71)	(71)
Accumulated other comprehensive income / (loss)	10	(52)
Accumulated deficit	(201,396)	(184,955)
Total stockholders' equity	78,606	91,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,773	$122,571

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$20,734	$5,462	$39,420	$11,016
Cost of revenues
License fees and revenue share	16,099	3,316	30,320	7,112
Other direct cost of revenues	4,558	345	6,749	689
Total cost of revenues	20,657	3,661	37,069	7,801
Gross profit	77	1,801	2,351	3,215
Operating expenses
Product development	2,406	2,155	5,160	4,114
Sales and marketing	1,468	743	2,750	1,504
General and administrative	4,347	3,548	9,736	6,922
Total operating expenses	8,221	6,446	17,646	12,540
Loss from operations	(8,144)	(4,645)	(15,295)	(9,325)
Interest and other income / (expense), net
Interest income / (expense)	(405)	(131)	(896)	(128)
Foreign exchange transaction gain / (loss)	(13)	(1)	(12)	(7)
Gain / (loss) on settlement of debt	—	—	—	(10)
Gain / (loss) on disposal of fixed assets	—	—	(23)	2
Other income	11	3	28	12
Total interest and other income / (expense), net	(407)	(129)	(903)	(131)
Loss from operations before income taxes	(8,551)	(4,774)	(16,198)	(9,456)
Income tax provision / (benefit)	(229)	427	243	355
Net loss, net of taxes	$(8,322)	$(5,201)	$(16,441)	$(9,811)
Other comprehensive income / (loss)
Foreign currency translation adjustment	$111	$32	$62	$70
Comprehensive loss	$(8,211)	$(5,169)	$(16,379)	$(9,741)
Basic and diluted net loss per common share	$(0.14)	$(0.14)	$(0.29)	$(0.26)
Weighted average common shares outstanding, basic and diluted	57,274	37,504	57,328	37,464

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2015	57,162,967	$7	100,000	$100	754,599	$(71)	$276,500	$(52)	$(184,955)	$91,529
Net loss	—	—	—	—	—	—	—		(8,119)	(8,119)
Foreign currency translation	—	—	—	—	—	—	—	(49)	—	(49)
Cancellation of shares issued to employee	(454,164)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,294	—	—	1,294
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	327	—	—	327
Options exercised	3,666	—	—	—	—	—	10	—	—	10
Warrant exercised	452,974	—	—	—	—	—	—	—	—	—
Balance at June 30, 2015	57,165,443	$7	100,000	$100	754,599	$(71)	$278,131	$(101)	$(193,074)	$84,992
Net loss	—	—	—	—	—	—	—		(8,322)	(8,322)
Foreign currency translation	—	—	—	—	—	—	—	111	—	111
Cancellation of shares held in escrow related to Appia acquisition	(10,874)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,230	—	—	1,230
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	273	—	—	273
Options exercised	59,541	—	—	—	—	—	39	—	—	39
Stock issued for settlement of liability	117,000						283			283
Balance at September 30, 2015	57,331,110	$7	100,000	$100	754,599	$(71)	$279,956	$10	$(201,396)	$78,606

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(16,441)	$(9,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,850	737
Change in allowance for doubtful accounts	3	—
Amortization of debt discount	236	—
Accrued interest	(16)	—
Stock-based compensation	2,524	1,807
Stock-based compensation for services rendered	600	248
Stock issued for settlement of liability	283	—
Adjustment to goodwill	126	—
(Increase) / decrease in assets:
Restricted cash transferred to operating cash	200	—
Accounts receivable	(2,313)	764
Deposits	(1)	(62)
Deferred tax assets	—	2,697
Deferred financing costs	(187)	—
Prepaid expenses and other current assets	243	1
Increase / (decrease) in liabilities:
Accounts payable	5,051	875
Accrued license fees and revenue share	2,336	(1,022)
Accrued compensation	(597)	442
Other liabilities and other items	(585)	(2,155)
Net cash used in operating activities	(1,688)	(5,479)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	(587)	(6)
Settlement of contingent liability	—	11
Net cash used in investing activities	(587)	5

Cash flows from financing activities
Repayment of debt obligations	(300)	—
Options exercised	49	—
Warrant exercised	—	375
Net cash used by financing activities	(251)	375

Effect of exchange rate changes on cash and cash equivalents	39	9

Net change in cash and cash equivalents	(2,487)	(5,090)

Cash and cash equivalents, beginning of period	7,069	21,805

Cash and cash equivalents, end of period	$4,582	$16,715

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (with such subsidiaries collectively, the "Company"), innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs, and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments - Advertising and Content.
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
Digital Turbine's global headquarters are located in Austin, Texas, with other United States offices in Durham, North Carolina and San Francisco, California. International offices include Berlin, Singapore, Sydney, and Tel Aviv.
2.    Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,833. The Company expects to use net cash proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents and capital resources to operate its business at least through September 30, 2016. As of September 30, 2015, we had cash and cash equivalents totaling approximately $4,582. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of September 30, 2015, the Company also had $300 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.
Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand and access to the $5,000 revolving credit facility. In addition, the Company may make acquisitions, make new investments in under-capitalized opportunities or invest in organic opportunities, including Real-Time Bidding (RTB), integration of Content/Pay into advertising infrastructure, or new product development, and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and organic growth opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue its existence.

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

Interim Consolidated Financial Information
The accompanying Consolidated Financial Statements of Digital Turbine, Inc. should be read in conjunction with the Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2015, the results of its operations and corresponding comprehensive loss for the three and six months ended September 30, 2015 and 2014, statement of stockholders' equity at September 30, 2015, and its cash flows for the six months ended September 30, 2015 and 2014.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our Content business most of our sales are made directly to large national mobile phone carriers. In our Advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of September 30, 2015, three major customers across both the Content and Advertising businesses represented approximately 18.1%, 12.4%, and 10.5% of our accounts receivable outstanding, and 21.1%, 4.4%, and 0% of our accounts receivable outstanding as of March 31, 2015. The previously mentioned major customers accounted for 29.2%, 10.0%, and 11.4%, respectively, of our net revenues during the three months ended September 30, 2015 and 29.4%, 9.6%, and 6.9%, respectively, of our net revenues during the six months ended September 30, 2015. The previously mentioned major customers accounted for 52.6%, 0%, and 0%, respectively, of our net revenues during the 3 months ended September 30, 2014, and 58.5%, 0%, and 0%, respectively, of our net revenues during the six months ended September 30, 2014.
4.    Accounts Receivable

	September 30, 2015	March 31, 2015
Billed	$10,229	$8,409
Unbilled	4,956	4,463
Allowance for doubtful accounts	(701)	(698)
Accounts receivable, net	$14,484	$12,174

Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized but billed after the period end. All unbilled receivables as of September 30, 2015 and March 31, 2015 are expected to be billed and collected within twelve months.
The Company recorded $164 of bad debt expense during the three and six months ended September 30, 2015, and recorded no significant bad debt expenses during the three and six months ended September 30, 2014.

5.    Property and Equipment

	September 30, 2015	March 31, 2015
Computer-related equipment	$1,922	$727
Furniture & fixtures	64	28
Leasehold improvements	68	32
	2,054	787
Accumulated depreciation	(896)	(173)
Property and equipment, net	$1,158	$614
The Company recorded depreciation expense of $51 and $101 for the three and six months ended September 30, 2015, respectively, and $24 and $48 for the three and six months ended September 30, 2014, respectively.
6.    Intangible Assets
We complete our annual impairment tests in the fourth quarter of each year and perform an assessment quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment performed during the second quarter of fiscal year 2016, the Company determined that no impairment existed at September 30, 2015.
The components of intangible assets at September 30, 2015 and March 31, 2015 were as follows:

	As of September 30, 2015
	Cost	Accumulated Amortization	Net
Software	$13,418	$(4,016)	$9,402
Trade name/trade mark	380	(109)	271
Customer list	11,300	(2,987)	8,313
License agreements	354	(188)	166
Total	$25,452	$(7,300)	$18,152

	As of March 31, 2015
	Cost	Accumulated Amortization	Net
Software	$13,480	$(2,489)	$10,991
Trade name/trade mark	380	(14)	366
Customer list	14,755	(1,379)	13,376
License agreements	355	(152)	203
Total	$28,970	$(4,034)	$24,936
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.
The Company recorded amortization expense of $4,558 and $6,749 during the three and six months ended September 30, 2015, respectively. Included in the $4,558 amortization expense recorded during the three months ended September 30, 2015 is $2,404 amortization expense recorded for customer relationship intangible assets related to a customer relationship the Company terminated from September 2012 acquisition of Logia Mobile Ltd. The Company recorded amortization expense of $345 and $689 during the three and six months ended September 30, 2014, respectively, with the increase from 2014 to 2015 primarily due to the increase in intangible assets of $17,780 from the acquisition of DT Media (Appia, Inc.).

Based on the amortizable intangible assets as of September 30, 2015, we estimate amortization expense for the next five years to be as follows:

Amortization
Twelve Month Period Ending September 30,	Expense

2016	$8,305
2017	5,397
2018	2,740
2019	1,240
2020	121
Future	349
Total	$18,152
7.    Goodwill
This table presents a reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	Content	Ignite	IQ	Appia Core	Total
Goodwill as of March 31, 2015	$5,244	$38,157	$4,111	$29,235	$76,747
Adjustments	—	—	—	54	54
Goodwill as of June 30, 2015	$5,244	$38,157	$4,111	$29,289	$76,801
Adjustments	—	—	—	(180)	(180)
Goodwill as of September 30, 2015	$5,244	$38,157	$4,111	$29,109	$76,621

Goodwill is tested annually during the fourth fiscal quarter and is reviewed quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment performed during the second quarter of fiscal year 2016, the Company determined no impairment of goodwill existed at September 30, 2015. In the three and six months ended September 30, 2015, the Company adjusted the purchase price allocation of DT Media, which resulted in an adjustment to goodwill of $(126).

8.    Debt

	September 30, 2015	March 31, 2015
Current Portion of Long Term Debt
Term loan, principal	$300	$600
Revolving line of credit, principal	3,000	3,000
Total	$3,300	$3,600

	September 30, 2015	March 31, 2015
Long Term Debt
Subordinated secured debenture, net of debt discount of $674 and $910, respectively	$7,326	$7,090

Senior Debt
On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., Digital Turbine Media, Inc. (f/k/a Appia, Inc., f/k/a PocketGear, Inc.) entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank in connection with the closing of the DT Media (Appia) acquisition, which included a term loan and revolving line of credit. This loan replaced and restated Appia's prior loan agreement with Silicon Valley Bank, and was then amended and restated in June 2015 (as described under "Revolving Line of Credit").
The term loan, with a principal balance of $300 and $600 as of September 30, 2015 and March 31, 2015, respectively, is due in twelve equal monthly principal installments of $50 through April 1, 2016, together with monthly payment of interest at a floating per annum rate equal to the greater of (a) two and one-half percentage points (2.50%) above the Prime Rate or (b) six and one-half percent (6.50%). At September 30, 2015, the interest rate was 6.50%.
Revolving Line of Credit
On June 11, 2015, our wholly-owned subsidiary Digital Turbine Media, Inc., and Silicon Valley Bank, entered into a Third Amended and Restated Loan and Security Agreement ("Amended and Restated Credit Facility"), pursuant to which Silicon Valley Bank agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility from June 30, 2015 to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
The revolving line of credit under the Amended and Restated Credit Facility allows DT Media to borrow up to the lesser of $5,000 or the borrowing base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding, under the revolving line of credit. At September 30, 2015 and March 31, 2015, DT Media had borrowed $3,000 under the revolving line. The revolving line matures on June 30, 2016, with interest payable monthly at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%). At September 30, 2015, the interest rate was 6.00%.

The Amended and Restated Credit Facility includes a financial covenant for minimum trailing three-month adjusted EBITDA, which will not be applicable if (a) there are no advances outstanding under the revolving facility, or (b) if our cash and cash equivalents held at Silicon Valley Bank or its affiliates is greater than or equal to $15,000. EBITDA is defined as our consolidated net income (as customarily defined), plus interest expense, plus to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense. At September 30, 2015, DT Media and the Company were compliant with all such covenants.
DT Media’s obligations under the Amended and Restated Credit Facility are secured by substantially all of DT Media’s assets. Additionally, Digital Turbine, Inc. has guaranteed DT Media’s obligations under the Amended and Restated Credit Facility, and pledged substantially all of its assets, including its intellectual property, to Silicon Valley Bank in support of the Amended and Restated Credit Facility.
Subordinated Debenture
On March 6, 2015, in connection with the acquisition of DT Media (Appia), the Company entered into a Securities Purchase Agreement with North Atlantic SBIC IV, L.P. (“North Atlantic”), pursuant to which DT Media sold a senior secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by Appia to North Atlantic, which were cancelled.
The New Debenture matures on March 6, 2017, at which time the principal amount is due and payable. The Company may prepay the New Debenture, in whole or in part, at any time without penalty. The New Debenture bears interest at 10% per annum for the first twelve months, and 14% thereafter; interest is payable monthly.
DT Media’s obligations under the New Debenture are secured by all of DT Media’s assets; additionally, Digital Turbine has guaranteed DT Media’s obligations under the New Debenture, and pledged substantially all of its assets, including its intellectual property, to North Atlantic in support of the New Debenture. The New Debenture is subordinated to the Amended and Restated Credit Facility.

In connection with the issuance of the New Debenture, the Company issued to North Atlantic (i) 200,000 shares of the Company’s common stock, and (ii) a warrant to purchase an additional 400,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is not exercisable until the one year anniversary of the closing date of the merger, and will terminate if the Company repays the New Debenture prior to such one year anniversary. The value of the common shares and the estimated value of the warrant have been recorded as a debt discount, which is being amortized over the term of the New Debenture.
The New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash, and other customary covenants. At September 30, 2015, DT Media and the Company were compliant with all such covenants.
The Company’s required principal repayments for its outstanding debt as of September 30, 2015 are as follows:

	Senior Debt	Revolving Line of Credit	Subordinated Debenture
March 31, 2016	$300	$—	$—
June 30, 2016	—	3,000	—
March 6, 2017	—	—	8,000
	$300	$3,000	$8,000
9.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders, by written consent, on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). In the year ended March 31, 2015, in connection with the acquisition of Appia, the Company assumed outstanding options granted under the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”), subject to adjustment pursuant to the merger agreement for the DT Media (Appia) acquisition. The 2011 Plan and 2007 Plan are collectively referred to as “Digital Turbine’s Incentive Plans.” Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
The 2011 Plan provides for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units (sometimes referred to individually or collectively as “Awards”). Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”).
The 2011 Plan reserves 20,000,000 shares for issuance, of which 14,047,688 and 14,393,741 remained available for future grants as of September 30, 2015 and March 31, 2015, respectively.
Stock Option Agreements
Stock options granted under Digital Turbine's Incentive Plans typically vest over a three-to-four year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2015, in connection with the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase shares of the Company’s common stock. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.
Restricted Stock Awards
Awards of restricted stock may be either grants of restricted stock or performance-based restricted stock units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the requisite service period.

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2015	5,789,758	$4.65	8.35	$1,319
Granted	426,400
Forfeited/Canceled	(679,267)
Exercised	(3,666)
Options Outstanding, June 30, 2015	5,533,225	$4.74	8.18	$899
Granted	790,500
Forfeited/Canceled	(270,209)
Exercised	(59,541)
Options Outstanding, September 30, 2015	5,993,975	$4.53	8.15	$217
Vested and expected to vest (net of estimated forfeitures) at September 30, 2015 (a)	4,743,847	$4.77	7.86	$217
Exercisable, September 30, 2015	2,348,204	$5.90	6.46	$223

(a)
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2015 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2015. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average Exercise	Weighted Average Remaining	Number of	Weighted Average Exercise
Exercise Price	Shares	Price	Life (in years)	Shares	Price
$0.00 - 0.50	8,064	$0.24	4.49	8,064	$0.24
$0.51 - 1.00	176,060	$0.65	6.94	179,996	$0.64
$2.01 - 2.50	253,776	$2.43	5.33	153,776	$2.40
$2.51 - 3.00	1,313,710	$2.62	9.00	396,543	$2.66
$3.51 - 4.00	2,028,860	$3.93	9.16	505,709	$3.95
$4.01 - 4.50	1,683,505	$4.20	8.22	621,616	$4.24
$4.51 - 5.00	60,000	$4.65	7.49	50,000	$4.65
$5.01 and over	470,000	$16.32	3.26	432,500	$17.22
	5,993,975			2,348,204

Other information pertaining to stock options for the Stock Plans for the six months ended, as stated in the table below, is as follows:

	September 30,
	2015	2014
Total fair value of options vested	$2,847	$1,175
Total intrinsic value of options exercised (a)	$110	$—

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2015. No options were exercised during the six months ended September 30, 2014.

The weighted-average grant-date fair value for the options granted during the six months ended September 30, 2015 and 2014 was $2.53 and $3.82.
At September 30, 2015 and 2014, there was $10,668 and $8,067 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.37 years and 2.27 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during September 30, 2015 and 2014 are presented below.

September 30,
	2015	2014
Risk-free interest rate	1.37% to 1.79%	1.36% to 1.71%
Expected life of the options	5.73 to 6 years	5.27 to 6 years
Expected volatility	115% to 145%	150% to 155%
Expected dividend yield	—%	—%
Expected forfeitures	10% to 35%	10% to 35%

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
Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2015, which includes both stock options and restricted stock, was $1,503 and $3,123, respectively. Total stock compensation expense for the three and six months ended September 30, 2014, which includes both stock options and restricted stock, was $1,161 and $2,055, respectively. Please see Note 10 regarding restricted stock.

10.    Capital Stock Transactions
Preferred Stock
There are 2,000,000 shares of Series A Convertible Preferred Stock (“Series A”) authorized and 100,000 shares issued and outstanding. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an as-if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an as-if-converted basis.

Common Stock
In July 2015, the Company issued 40,116 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In July 2015, the Company cancelled 10,874 shares of common stock held in escrow related to the finalization and post-closing adjustment to the acquisition of DT Media (Appia, Inc.) during March 2015.
In July 2015, the Company issued 117,000 shares of common stock for the settlement of a liability.
In September 2015, the Company issued 19,425 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
Restricted Stock Agreements
From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees, directors, and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 12, 2014 and June 25, 2014, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
Performance and Market Condition RSAs
On December 28, 2011, the Company issued 3,170,000 restricted shares with vesting criteria based on both performance and market conditions. On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested. During the year ended March 31, 2015, the Company vested 594,372 shares and cancelled 8,131 shares of the final one third of the 3,170,000 restricted shares, leaving 454,164 shares unvested. During the six months ended September 30, 2015, the Company cancelled the remaining 454,164 shares, as the vesting criteria based on both performance and market conditions were not met.
Time Condition RSAs
On various dates during the years ended March 31, 2015 and March 31, 2014, the Company issued 267,195 and 254,020 restricted shares, respectively, with vesting criteria based on time conditions. The Company has issued no additional restricted shares during the six months ended September 30, 2015. With respect to time condition RSAs, the Company expensed $273 and $600 during the three and six months ended September 30, 2015, respectively, and $272 and $448 during the three and six months ended September 30, 2014, respectively. As of September 30, 2015, 45,215 shares remain unvested.
The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2015	642,343	$3.04
Granted	—	—
Vested	(94,199)	3.85
Cancelled	(454,164)	3.05
Unvested restricted stock outstanding as of June 30, 2015	93,980	$3.86
Granted	15,763	2.95
Vested	(64,528)	4.23
Cancelled	—	—
Unvested restricted stock outstanding as of September 30, 2015	45,215	$3.67
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of September 30, 2015.

At September 30, 2015, there was $90 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.95 years.

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and six months ended September 30, 2015 and 2014, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,322)	$(5,201)	$(16,441)	$(9,811)
Weighted-average shares used to compute basic and diluted net loss per share	57,274	37,504	57,328	37,464
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.29)	$(0.26)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	559	1,676	836	1,277

12.    Income Taxes

Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.

During the three and six months ended September 30, 2015, a tax benefit of $229 and a tax expense of $243, respectively, resulted in an effective tax rate of 2.68% and (1.50)%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.

During the three and six months ended September 30, 2014, a tax expense of $427 and $355 resulted in an effective tax rate of (8.94)% and (3.75)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
13.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancellable operating leases expiring in various years through 2022.
Following is a summary of future minimum payments under initial terms of leases as of:

Twelve-month period ending September 30,
2016	$865
2017	782
2018	651
2019	300
2020	300
Thereafter	675
Total minimum lease payments	$3,573
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $165 and $380 for the three and six months ended September 30, 2015, respectively, and $160 and $296 for the three and six months ended September 30, 2014.
Other Obligations
As of September 30, 2015, the Company was obligated for payments under various employment contracts with initial terms greater than one year at September 30, 2015. Annual payments related to these commitments at September 30, 2015 are as follows:

Twelve-month period Ending September 30,
2016	$1,204
2017	84
Total minimum payments	$1,288
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below. The Company accrues a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly, and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made. The following is a discussion of the Company's significant legal matters and other proceedings.
Coral Tell Ltd. Matter
On May 30, 2013, a class action suit in the amount of NIS 19,200, or approximately $5,300, was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd., an Israeli company that owns and operates a website offering advertisements. Coral Tell Ltd. is currently being sued in a class action lawsuit regarding phone call overages, and has served a third-party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merit and a finding of liability on our part remote. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in aggregate will not be material to the financial position or results or operations of the Company for any future period.
On November 25, 2013, the Israeli Supreme Court ordered the parties to submit their position as to whether the defendant (applicant) has a right to appeal the Israeli District Court's decision or must request the Israeli Supreme Court to grant a right to appeal.

On December 25, 2013, after reviewing the parties’ positions, the Israeli Supreme Court ordered the respondents (Cellcom, Logia, Ethrix) to submit their response to the defendant’s petition to grant the right to appeal, by January 26th, 2014. Appellant responded thereafter and the appeal is now under review and pending judgment. Usually, in petitions such as this, the Israeli Supreme Court makes a judgment based on the parties’ written responses.
The Defendant appealed the ruling of July 2013, and on April 1, 2015 the Supreme Court rejected the appeal. This means that the third-party notices, Logia included, will be addressed and heard after judgment is made in the case between the Plaintiff and Defendant.
The Company does not believe there is a probable and estimable claim. Accordingly, the Company has not accrued any liability.
Settlement of Potential Claim
The Company had a disagreement with an investor of the Company regarding their respective rights and obligations to each other regarding certain investments.  Although no claims have been made as of March 31, 2015, each of the parties recognizes that the disagreements they have had could in the future lead to claims being made and believe it is in their respective best interests to avoid such claims by entering into an agreement whereby the Company has offered to settle the matter in exchange for a certain number of shares of common stock of the Company. A settlement was finalized on July 30, 2015, which resulted in the issuance of 117,000 shares. The Company initially accrued $381 for the settlement of this liability during Q4 fiscal year 2015. During Q2 fiscal year 2016, the Company settled this liability by issuing the 117,000 with a fair market value of approximately $283, resulting in a net reduction in expense related to the partial reversal of the liability during Q2 fiscal year 2016 in the amount of $98.

14.    Segment and Geographic Information
In the fourth quarter of fiscal year 2015, the Company made certain segment realignments in order to conform to the way the Company manages segment performance. This realignment was driven primarily by the acquisition of Appia on March 6, 2015. The Company has recast prior period amounts to provide visibility and comparability. None of these changes impacts the Company’s previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
The Company manages its business in four operating segments: Ignite, IQ, Appia Core, and Content. The four operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280, in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management, based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go to market process, the type and geographic location of our customers, and the distribution of our products/services.
The following information sets forth segment information on our net sales and loss from operations for the three and six months ended September 30, 2015 and 2014, respectively.

	Content	Advertising	Total
Three Months Ended September 30, 2015
Net revenues	$7,070	$13,664	$20,734
Loss from operations	(3,512)	(4,632)	(8,144)
Three Months Ended September 30, 2014
Net revenues	$4,597	$865	$5,462
Loss from operations	$(2,621)	$(2,024)	$(4,645)

	Content	Advertising	Total
Six Months Ended September 30, 2015
Net revenues	$14,140	$25,280	$39,420
Loss from operations	(5,517)	(9,778)	(15,295)
Six Months Ended September 30, 2014
Net revenues	9,909	1,107	11,016
Loss from operations	$(5,468)	$(3,857)	$(9,325)
The following information sets forth geographic information on our net sales for the three and six months ended September 30, 2015 and 2014. Net revenues by geography are based on the billing addresses of our customers. Our largest customer accounted for 29.2% and 29.4% of net revenues in the three and six months ended September 30, 2015 and 52.6% and 58.5% in the three and six months ended September 30, 2014, respectively.

	Three Months Ended September 30,
	2015	2014
Net revenues
North America	$13,559	$602
EMEA	24	678
APAC	7,151	4,182
Consolidated net revenues	$20,734	$5,462

	Six Months Ended September 30,
	2015	2014
Net revenues
North America	$25,074	$592
EMEA	291	1,358
APAC	14,055	9,066
Consolidated net revenues	$39,420	$11,016

15.    Subsequent Events

The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,833.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This Quarterly Report on Form 10-Q (the “Report”) and the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect”, “will”, “seeks”, “should”, “could”, “would”, “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia

Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte Ltd (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”).
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs, and other third parties, to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments - Advertising and Content.
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
With global headquarters in Austin, Texas and offices in Durham, North Carolina, Berlin, Singapore, Sydney, and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Advertising
DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage, and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and Cost-Per-Action or CPA arrangements with third-party application developers. Applications can be installed silently or with notification, on first boot or later in the lifecycle of the device, allowing mobile operators and OEMs to participate in an advertising revenue stream. The Company has launched DT Ignite with mobile operators and OEMs in North America, Europe, Asia Pacific, India, and Israel.

DT IQ enables application discovery, both organic and sponsored, in a variety of user interfaces. The core of the product suite is the DT IQ engine, which provides application recommendations to the device end user blended with sponsored ads. The recommendations are presented either in a widget, via the IQ client application on Android, via the IQ AppWall or integrated into partner applications via the IQ API. IQ monetizes through blending in sponsored application recommendations with organic via the same commercial models as DT Ignite. DT IQ has been deployed with mobile operators across North America and Asia Pacific.
DT Media is an advertiser solution for unique and exclusive carrier and OEM on-device home screen inventory.
Appia Core is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. Appia Core accesses mobile ad inventory through publishers, including direct developer relationships, mobile websites, mobile carriers, and mediated relationships; as well as purchasing inventory through exchanges using real-time bidding. The advertising revenue generated by Appia Core’s platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using real-time bidding, Appia Core buys inventory at a rate determined by the marketplace. Since inception, Appia Core has delivered over 130 million application installs for hundreds of advertisers.
Content
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
DT Marketplace can be sold as an application storefront that manages the retailing of mobile content, including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. DT Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, eBooks, and games. DT Marketplace is deployed with many operators, across multiple countries, including Australia and the Philippines.
RESULTS OF OPERATIONS

All financial results of operations during the three and six months ended September 30, 2014 do not include Appia financial results as the Appia acquisition did not close until March 6, 2015.

	Three Months Ended			Six Months Ended
	September 30, 2015	September 30, 2014	% of Change	September 30, 2015	September 30, 2014	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenues	$20,734	$5,462	279.6%	39,420	11,016	257.8%
License fees and revenue share	16,099	3,316	385.5%	30,320	7,112	326.3%
Other direct cost of revenues (amortization of intangibles)	$4,558	$345	1,221.2%	6,749	689	879.5%
Gross profit	77	1,801	(95.7)%	2,351	3,215	(26.9)%
SG&A	$8,221	$6,446	27.5%	17,646	12,540	40.7%
Operating loss	(8,144)	(4,645)	75.3%	(15,295)	(9,325)	64.0%
Interest income / (expense), net	$(405)	$(131)	209.2%	(896)	(128)	600.0%
Foreign exchange transaction gain / (loss)	(13)	(1)	1,200.0%	(12)	(7)	71.4%
Gain / (loss) on disposal of fixed assets	$—	$—	—%	(23)	2	(1,250.0)%
Loss on settlement of debt	$—	$—	—%	—	(10)	(100.0)%
Other income	$11	$3	266.7%	28	12	133.3%
Loss before income taxes	$(8,551)	$(4,774)	79.1%	(16,198)	(9,456)	71.3%
Income tax provision / (benefit)	$(229)	$427	(153.6)%	243	355	(31.5)%
Net loss, net of taxes	$(8,322)	$(5,201)	60.0%	(16,441)	(9,811)	67.6%
Basic and diluted net loss per common share:	(0.14)	(0.14)	—%	(0.29)	(0.26)	9.8%
Weighted average common shares outstanding, basic and diluted	57,274	37,504	52.7%	57,328	37,424	53.0%
Comparison of the Three and Six Months Ended September 30, 2015 and 2014.
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$7,070	$4,597	53.8%	$14,140	$9,909	42.7%
Advertising	13,664	865	1,479.7%	25,280	1,107	2,183.6%
Total	$20,734	$5,462	279.6%	$39,420	$11,016	257.8%

During the three and six months ended September 30, 2015, revenues increased approximately $15,272 or 279.6% and $28,404 or 257.8%, respectively, as compared to the three and six months ended September 30, 2014, respectively. During the three and six months ended September 30, 2015, we experienced growth in both the content and advertising businesses with the advertising growth stemming from both organic growth in DT Ignite and a full one and two quarters, respectively, of Appia Core revenue. The increase in the Content business was driven primarily from growth in DT Pay, with overall increased demand for the product, the service being launched with new customers in Australia, as well as new content services provided in new markets in Southeast Asia.
This growth was offset by a moderate decline in DT Marketplace as our contract in Israel was terminated during the period ended June 30, 2015. Additionally, the growth was further offset by continued decline in the foreign exchange rate of the Australian dollar to the United States dollar. Organic growth in advertising was driven primarily by CPI and CPP revenue from new advertising partners' commercial deployments across DT Ignite and DT IQ with new carrier partners and amounts earned from carrier partners related to software customization and integration. Inorganic growth in advertising was driven by the inclusion of a full one and two quarters, respectively, of Appia Core over the three and six months ended September 30, 2015 compared to the same periods during 2014.
Gross Margins

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Gross margin by type
Content Gross Margin $	$(1,656)	$1,063	(255.8)%	$(858)	$2,291	(137.5)%
Content Gross Margin %	(23.4)%	23.1%		(6.1)%	23.1%
Advertising Gross Margin $	$1,733	$739	134.8%	$3,208	$924	247.3%
Advertising Gross Margin %	12.7%	85.3%		12.7%	83.5%
Total Gross Margin $	$77	$1,801	(95.7)%	$2,351	$3,215	(26.9)%
Total Gross Margin %	0.4%	33.0%		6.0%	29.2%

Gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $77 or 0.4% for the three months ended September 30, 2015, versus approximately $1,801 or 33.0% for the three months ended September 30, 2014. This includes the impacts of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin for the three months ended September 30, 2015 would have been approximately $2,477 or 11.9% versus $1,801 or 33% for the three months ended September 30, 2014. The increase from $1,801 to $2,477 is primarily attributable to the inclusion of a full quarter of Appia Core operations. This was partially offset by increased amortization expense associated with the Appia acquisition. Overall gross margin percentage has declined as Appia Core business has a lower gross margin as compared to DT Media.

Gross margin dollars decreased $864 or (26.9%), from $3,215 to $2,351 during the six months ended September 30, 2014 and 2015, respectively. Excluding the effects of the $2,400 amortization expense, gross margin would have been $4,751 or 12.1% during the six months ended September 30, 2015, which is an increase of approximately $1,536 or 47.8% from the six months ended September 30, 2014. This increase is due primarily to gross margin dollars attributable to the inclusion of two full quarters of Appia Core operations during the six months ended September 30, 2015.

Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately ($1,656) or (23.4)% for the three months ended September 30, 2015, versus approximately $1,063 or 23.1% for the three months ended September 30, 2014. Excluding the effects of the $2,400 amortization, Content gross margin would have been approximately $744 or 10.5% during the three months ended September 30, 2015 compared to $1,063 or 23.1% during the three months ended September 30, 2014. This decrease in Content gross margin dollars and percentages was due primarily to a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin.

Content gross margin decreased $3,149 or (137.4%), from $2,291 to $(858) during the six months ended September 30, 2014 and 2015, respectively. Excluding the effects of the $2,400 amortization expense, gross margin would have been $1,542 or 10.9% during the six months ended September 30, 2015, which is a decrease of approximately $749 or 32.7% from the six months ended September 30, 2014. Similar to the three months comparison, this decrease in Content gross margin dollars and percentages was due primarily to a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin.

Advertising gross margins dollars increased primarily due to the inclusion of a full one and two quarters of Appia Core operations for the three and six months ended September 30, 2015, respectively, compared to the same comparative periods during 2014. Overall gross margin percentage has declined as Appia Core business has a lower gross margin as compared to DT Media.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Product development expenses	$2,406	$2,155	11.6%	$5,160	$4,114	25.4%
Sales and marketing expenses	1,468	743	97.6%	2,750	1,504	82.8%
General and administrative expenses	4,347	3,548	22.5%	9,736	6,922	40.7%
Total Operating Expenses	$8,221	$6,446	27.5%	$17,646	$12,540	40.7%
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
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock based compensation, and depreciation expense.
Total operating expenses for the three months ended September 30, 2015 and 2014 were approximately $8,221 and $6,446, respectively, an increase of approximately $1,775 or 27.5%. The increase in expenses primarily related to the inclusion of one full quarter of Appia's operating expenses during the three months ended September 30, 2015 compared to the comparative period during 2014. Additionally, the Company's investment in offices in Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation expense of $341, from $1,161 to $1,502, during the three months ended September 30, 2014 and 2015, respectively. The increase in total operating expenses during the three months ended September 30, 2015 was partially offset by a bonus adjustment of approximately $500.
Total operating expenses for the six months ended September 30, 2015 and 2014 were approximately $17,646 and $12,540, respectively, an increase of approximately $5,106 or 40.7%. The increase in expenses primarily related to the inclusion of a full two quarters of Appia's operating expenses during the six months ended September 30, 2015 compared to the comparative period during 2014. Additionally, the Company's investment in offices in Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation expense of $1,068, from $2,055 to $3,123, during the six months ended September 30, 2014 and 2015, respectively. The increase in operating expenses during the six months ended September 30, 2015 was partially offset by a bonus adjustment of approximately $320.

Other Income and Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Interest and other (expense)	$(405)	$(131)	209.2%	$(896)	$(128)	600.0%
Foreign exchange transaction gain / (loss), net	(13)	(1)	1,200.0%	(12)	(7)	71.4%
Gain / (loss) on disposal of fixed assets	—	—	—%	(23)	2	(1,250.0)%
Loss on settlement of debt	—	—	—%	—	(10)	100.0%
Other income	11	3	266.7%	28	12	133.3%
Total Operating Expenses	$(407)	$(129)	646.3%	$(903)	$(131)	589.3%
Interest and other expense includes interest expense, gain / (loss) on disposal of fixed assets, loss on settlement of debt, and other ancillary costs incurred by the Company. These expenses were significantly higher in the three and six months ended September 30, 2015, primarily due to interest expense incurred on the increased credit facility balance in place during the current periods, reflecting the debt associated with the Appia acquisition, as compared to the prior periods.
Liquidity and Capital Resources
Selected Financial Information

	Period Ended
	September 30, 2015	March 31, 2015
	(in thousands)
Cash and cash equivalents	$4,582	$7,069
Restricted cash	—	200

Current Portion of Long-Term Debt
Term loan, principal	$300	$600
Revolving line of credit, principal	3,000	3,000
Total Current Portion of Long-Term Debt	3,300	3,600

Long-Term Debt
Subordinated secured debenture, net of debt discount of $674 and $910, respectively	$7,326	$7,090
Total Debt	10,626	10,690

Working capital:
Current assets	19,760	20,192
Current liabilities	29,841	23,952
Working Capital	$(10,081)	$(3,760)
Working Capital
Cash and cash equivalents and restricted cash totaled approximately $4,582 and approximately $7,269 at September 30, 2015 and March 31, 2015, respectively. Current assets totaled approximately $19,760 and approximately $20,192 at September 30, 2015 and March 31, 2015, respectively. As of September 30, 2015 and March 31, 2015, we had approximately

$14,484 and $12,174, respectively, in accounts receivable. Our working capital deficit as of September 30, 2015 and March 31, 2015 was $10,081 and $3,760, with the increase in working capital deficit primarily due to working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. The Company completed a public offering on October 2, 2015, netting proceeds to the Company of $12,833. The Company expects to use the net proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents and capital resources to operate its business at least through September 30, 2016. As of September 30, 2015, we had cash and cash equivalents totaling approximately $4,582. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of September 30, 2015, the Company also had $300 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.
On June 11, 2015, our wholly-owned subsidiary Digital Turbine Media, Inc., and Silicon Valley Bank, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Silicon Valley Bank agreed to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
Cash Flow Summary

	Six Months Ended September 30,
	2015	2014	% of Change
	(in thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	$(1,688)	$(5,479)	(69.2)%
Purchase and disposal of property and equipment, net	(587)	(6)	9,683.3%
Exercise of options	49	—	100.0%
Settlement of contingent liability	—	11	(100.0)%
Repayment of debt obligations	(300)	—	(100.0)%
Loss on exchange rate changes on cash and cash equivalents	$39	$9	333.3%
Operating Activities

For the six months ended September 30, 2015, cash used in operating activities was $1,688. The difference between net loss of $16,441 and net cash used in operating activities is comprised primarily of an increase in accounts receivable, deposits, and deferred financing costs of approximately $2,501, an increase in accounts payable of $5,051, an increase in accrued license fees and revenue share of $2,336, and a decrease in restricted cash transferred to operating cash, prepaid expenses and other current assets, accrued compensation, accrued interest, and other liabilities and other items of $200, $243, $597, $16, and $585, respectively. These changes are related to the loss for the period, but excludes: depreciation and amortization and amortization of debt discount of approximately $6,850 and $236, respectively, stock-based compensation, stock issued for settlement of liability, and stock-based compensation related to vesting of restricted stock for services of approximately $2,524, $283, and $600, respectively, and the effect of a reduction in the allowance for doubtful accounts and an adjustment to increase goodwill for purchase price of Appia of $3 and $126, respectively.
Investing Activities

For the six months ended September 30, 2015, cash used in investing activities was approximately $587, which comprises capital expenditures made on internally developed software.

Financing Activities

For the six months ended September 30, 2015, cash used in financing activities was approximately $251, which is primarily due to repayment of principal on the credit facility of approximately $300, offset by a negligible amount of proceeds received related to the exercise of options of approximately $49.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We believe, therefore, that we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, primarily interest rate and foreign currency exchange risks.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. While a portion of our sales are denominated in foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in exchange rates. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
ITEM 4.    CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting. Material weaknesses could result in material misstatements of substantially all of our financial statement accounts, which would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, Digital Turbine’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Plan for Remediation

Beginning in the third quarter of fiscal year 2015 and continuing through the date of this Report, we began the implementation of measures designed to remediate the identified material weaknesses, including the following:

1.	Hired a Chief Accounting Officer (CAO) on February 27, 2015.

2.	Implemented a limited version of SAP, the Company’s accounting ERP system, with further enhancements as referred to in item number 9 below.

3.	Implemented a management representation letter in which key members of management and accounting/finance staff attest to certain questions related to the financial statements.

4.	Implemented a company-wide signature authority matrix, which outlines requirements and signing authority for executing contracts.

5.	Expect accounting group to be fully staffed in Asia Pacific prior to November 31, 2015.

6.	Consolidated all accounting-related decisions under the direction of the CAO.

7.	Continue working with a third party to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

8.	Continue to utilize third-party accounting experts to augment Company accounting staff, as necessary.

9.
Finalize the system implementation related to SAP, including a more automated consolidation system and additional functionality to reduce current manual processes. The Company is in the process of implementing additional functionality which we expect to be available in April 2016.

10.
Implement a billing, disbursement, and stock option accounting system and integrate with SAP. The Company implemented Concur T&E in the United States in early Q3 FY16. The Company expects to roll out Concur T&E to the rest of the Company by December 2015.

11.
Document key accounting policies and internal control procedures for significant accounting areas, with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system.

12.
Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meet the accounting and finance requirements of the Company. As part of this evaluation the Audit Committee has approved three incremental resources which the Company is in the process of staffing. One incremental resource has been hired in Austin, Texas, one is expected to be hired in Raleigh, North Carolina before the end of November 2015, and one individual is expected to be hired in the Asia Pacific region at a later date.

13.
Develop formal training related to key accounting policies, internal controls, and SEC compliance, and deliver training to key personnel who have a direct and indirect impact on the transactions underlying the financial statements.

14.	Implement information technology documentation and new controls that have an impact on financial reporting.

The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1 (A).	Risk Factors

Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report of the Form 10-K, as amended, for the year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, the Company issued 117,000 shares of common stock for the settlement of a liability.

Item 3.	Defaults
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On November 4, 2015 the Compensation Committee approved a base salary increase for Andrew Schleimer, CFO in the amount of $100,000 to a base salary of $400,000 effective November 1, 2015. The Compensation Committee also approved a one-time bonus payment for Mr. Schleimer in an amount of $32,000 related to Mr. Schleimer’s performance, including with respect to the Company’s public stock offering which closed on October 2, 2015.

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
Dated: November 9, 2015
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)