Form 10-Q
period 2015-12-31
Digital Turbine, Inc.
filed 2016-02-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Guadalupe Street, Suite 302, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of February 2, 2016, the Company had 66,074,519 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED December 31, 2015

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par and share amounts)

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,679	$7,069
Restricted cash	—	200
Accounts receivable, net of allowances of $724 and $698, respectively	16,743	12,174
Deposits	178	109
Deferred financing costs	174	—
Prepaid expenses and other current assets	600	640
Total current assets	31,374	20,192
Property and equipment, net	1,500	614
Investment in Sift	999	—
Deferred tax assets	82	82
Intangible assets, net	14,569	24,936
Goodwill	76,621	76,747
TOTAL ASSETS	$125,145	$122,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,720	$8,118
Accrued license fees and revenue share	10,169	6,833
Accrued compensation	1,347	2,184
Current portion of long-term debt	3,150	3,600
Deferred tax liabilities	558	217
Other current liabilities	1,945	3,000
Total current liabilities	30,889	23,952
Long-term debt, net of discounts of $555 and $910, respectively	7,445	7,090
Total liabilities	$38,334	$31,042
Stockholders' equity
Preferred stock Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock $0.0001 par value: 200,000,000 shares authorized; 66,808,975 issued and 66,074,519 outstanding at December 31, 2015; 57,917,565 issued and 57,162,967 outstanding at March 31, 2015	8	7
Additional paid-in capital	293,988	276,500
Treasury stock 754,599 shares at December 31, 2015 and March 31, 2015	(71)	(71)
Accumulated other comprehensive loss	(55)	(52)
Accumulated deficit	(207,159)	(184,955)
Total stockholders' equity	86,811	91,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,145	$122,571

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$24,089	$7,006	$63,509	$18,023
Cost of revenues
License fees and revenue share	$18,569	$4,609	48,889	11,720
Other direct cost of revenues	1,704	414	8,453	1,103
Total cost of revenues	20,273	5,023	57,342	12,823
Gross profit	3,816	1,983	6,167	5,200
Operating expenses
Product development	2,738	1,718	7,898	5,832
Sales and marketing	1,676	485	4,426	1,989
General and administrative	4,667	5,171	14,403	12,093
Total operating expenses	9,081	7,374	26,727	19,914
Loss from operations	(5,265)	(5,391)	(20,560)	(14,714)
Interest and other income/(expense), net
Interest income/(expense)	(471)	5	(1,367)	(122)
Foreign exchange transaction gain/(loss)	(8)	41	(20)	31
Gain/(loss) on settlement of debt	—	1	—	(9)
Gain/(loss) on disposal of fixed assets	(8)	—	(31)	2
Other income / (expense)	(8)	(25)	20	(13)
Total interest and other income/(expense), net	(495)	22	(1,398)	(111)
Loss from operations before income taxes	(5,760)	(5,369)	(21,958)	(14,825)
Income tax provision	3	115	246	469
Net loss, net of taxes	$(5,763)	$(5,484)	$(22,204)	$(15,294)
Other comprehensive income/(loss)
Foreign currency translation adjustment	$(65)	$32	$(3)	$102
Comprehensive loss	$(5,828)	$(5,452)	$(22,207)	$(15,192)
Basic and diluted net loss per common share	$(0.09)	$(0.14)	$(0.37)	$(0.41)
Weighted average common shares outstanding, basic and diluted	65,979	37,799	60,201	37,576

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2015	57,162,967	$7	100,000	$100	754,599	$(71)	$276,500	$(52)	$(184,955)	$91,529
Net loss	—	—	—	—	—	—	—		(8,119)	(8,119)
Foreign currency translation	—	—	—	—	—	—	—	(49)	—	(49)
Cancellation of shares issued to employee	(454,164)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,294	—	—	1,294
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	327	—	—	327
Options exercised	3,666	—	—	—	—	—	10	—	—	10
Warrant exercised	452,974	—	—	—	—	—	—	—	—	—
Balance at June 30, 2015	57,165,443	$7	100,000	$100	754,599	$(71)	$278,131	$(101)	$(193,074)	$84,992
Net loss	—	—	—	—	—	—	—	—	(8,322)	(8,322)
Foreign currency translation	—	—	—	—	—	—	—	111	—	111
Cancellation of shares held in escrow related to Appia acquisition	(10,874)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,230	—	—	1,230
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	273	—	—	273
Options exercised	59,541	—	—	—	—	—	39	—	—	39
Stock issued for settlement of liability	117,000	—	—	—	—	—	283	—	—	283
Balance at September 30, 2015	57,331,110	$7	100,000	$100	754,599	$(71)	$279,956	$10	$(201,396)	$78,606
Net loss	—	—	—	—	—	—	—	—	(5,763)	(5,763)
Foreign currency translation	—	—	—	—	—	—	—	(65)	—	(65)
Shares cancelled	(66)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,281	—	—	1,281
Stock-based compensation related to vesting of restricted stock for services	—	—	—	—	—	—	123	—	—	123
Options exercised	3,475	—	—	—	—	—	2	—	—	2
Stock issued for cash in stock offering	8,740,000	$1	—	$—	—	$—	$12,626	$—	$—	$12,627
Balance at December 31, 2015	66,074,519	8	100,000	100	754,599	(71)	293,988	(55)	(207,159)	86,811

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(22,204)	$(15,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,606	1,168
Change in allowance for doubtful accounts	26	—
Amortization of debt discount	355	—
Accrued interest	(14)	—
Stock-based compensation	3,805	2,975
Stock-based compensation related to restricted stock for services rendered	723	369
Stock issued for settlement of liability	283	—
Adjustment to goodwill for purchase price allocation of DTM	126	—
(Increase)/decrease in assets:
Restricted cash transferred to operating cash	200	—
Accounts receivable	(4,595)	(443)
Deposits	(69)	(73)
Deferred tax assets	—	3,210
Deferred financing costs	(174)	—
Prepaid expenses and other current assets	40	(16)
Increase/(decrease) in liabilities:
Accounts payable	5,602	438
Accrued license fees and revenue share	3,336	507
Accrued compensation	(837)	202
Other liabilities and other items	(700)	(1,748)
Net cash used in operating activities	(5,491)	(8,705)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	(976)	67
Settlement of contingent liability	—	(49)
Cash used in acquisition of assets	—	(2,125)
Net cash from investment in Sift	875	—
Net cash used in investing activities	(101)	(2,107)

Cash flows from financing activities
Repayment of debt obligations	(450)	—
Stock Issued for cash in stock offering, net	12,627	—
Options exercised	51	—
Warrant exercised	—	375
Net cash provided by financing activities	12,228	375

Effect of exchange rate changes on cash and cash equivalents	(26)	16

Net change in cash and cash equivalents	6,610	(10,421)

Cash and cash equivalents, beginning of period	7,069	21,805

Cash and cash equivalents, end of period	$13,679	$11,384

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (with such subsidiaries collectively, the "Company"), innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device original equipment manufacturers ("OEM"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments - Advertising and Content.
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
2.    Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,627. The Company expects to use net cash proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents, and capital resources to operate its business at least through December 31, 2016. As of December 31, 2015, we had cash and cash equivalents totaling approximately $13,679, which includes the cash gross proceeds of $1,000 received from the Sift Media, Inc. transaction. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of December 31, 2015, the Company also had $150 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.
Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand and access to the $5,000 revolving credit facility. In addition, the Company may make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including Real-Time Bidding (RTB), integration of Content/Pay into advertising infrastructure, or new product development, and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and organic growth opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
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

3.    Summary of Significant Accounting Policies
The significant accounting policies and recent accounting pronouncements were described in note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no significant changes in or updates to the accounting policies since March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2015, the results of its operations and corresponding comprehensive loss for the three and nine months ended December 31, 2015 and 2014, statement of stockholders' equity at December 31, 2015, and its cash flows for the nine months ended December 31, 2015 and 2014.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We have placed cash and cash equivalents at high credit-quality institutions. In our Content business, most of our sales are made directly to large national mobile phone carriers. In our Advertising business most of our sales are made either directly to advertisers or through advertising aggregators. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. As of December 31, 2015, two major customers across both the Content and Advertising businesses represented approximately 14.2% and 8.2% of our accounts receivable outstanding, and 21.1% and 4.4% of our accounts receivable outstanding as of March 31, 2015. The previously mentioned major customers accounted for 22.0% and 11.3%, respectively, of our net revenues during the three months ended December 31, 2015 and 26.6% and 10.2%, respectively, of our net revenues during the nine months ended December 31, 2015. The previously mentioned major customers accounted for 44.7% and 0%, respectively, of our net revenues during the three months ended December 31, 2014, and 53.1% and 0%, respectively, of our net revenues during the nine months ended December 31, 2014.
4.    Accounts Receivable

	December 31, 2015	March 31, 2015
Billed	$10,450	$8,409
Unbilled	7,017	4,463
Allowance for doubtful accounts	(724)	(698)
Accounts receivable, net	$16,743	$12,174

Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of December 31, 2015 and March 31, 2015 are expected to be billed and collected within twelve months.
The Company recorded $45 and $209 of bad debt expense during the three and nine months ended December 31, 2015, and recorded no significant bad debt expense during the three and nine months ended December 31, 2014.

5.    Property and Equipment

	December 31, 2015	March 31, 2015
Computer-related equipment	$2,325	$727
Furniture & fixtures	110	28
Leasehold improvements	69	32
	2,504	787
Accumulated depreciation	(1,004)	(173)
Property and equipment, net	$1,500	$614
The Company recorded depreciation expense of $52 and $153 for the three and nine months ended December 31, 2015, respectively, and $21 and $69 for the three and nine months ended December 31, 2014, respectively.
6.    Investments
On December 28, 2015, Digital Turbine Media, Inc., (“DTM”) (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a wholly-owned subsidiary of the Company, entered into a license agreement with Sift Media, Inc., granting a non-exclusive perpetual license to certain of DTM’s intellectual property, software, in exchange for 9.9% of Sift’s newly-issued preferred stock and a cash payment of $1,000. The 9.9% investment in Sift is valued at $999 and is carried at cost. Please see Note 16 regarding related party transactions.
7.    Intangible Assets
We complete our annual impairment tests in the fourth quarter of each fiscal year and perform an assessment quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment performed during the third quarter of fiscal year 2016, the Company determined that no impairment existed at December 31, 2015.
The components of intangible assets at December 31, 2015 and March 31, 2015 were as follows:

	As of December 31, 2015
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,347)	$7,197
Trade name/trademark	380	(200)	180
Customer list	11,300	(4,255)	7,045
License agreements	354	(207)	147
Total	$23,578	$(9,009)	$14,569

	As of March 31, 2015
	Cost	Accumulated Amortization	Net
Software	$13,480	$(2,489)	$10,991
Trade name/trademark	380	(14)	366
Customer list	14,755	(1,379)	13,376
License agreements	355	(152)	203
Total	$28,970	$(4,034)	$24,936
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. All intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $1,704 and $8,453 during the three and nine months ended December 31, 2015, respectively. Included in the $8,453 amortization expense recorded during the nine months ended December 31, 2015 is $2,404 of amortization expense recorded for customer relationship intangible assets related to a customer relationship the Company terminated from our September 2012 acquisition of Logia Mobile Ltd. The Company recorded amortization expense of $413 and $1,102 during the three and nine months ended December 31, 2014, respectively, with the increase from 2014 to 2015 primarily due to the increase in intangible assets of $17,780 from the acquisition of DT Media (Appia, Inc.).
In connection with the Company's investment in Sift, the Company recorded approximately a $2,000 reduction to software intangibles, which resulted in a new adjusted cost basis of $11,544 as the licensing technology in the Sift agreement was specifically tied to software acquired in the Appia transaction which was subsequently designated as internal use software; as such, any proceeds related to licensing this technology must first be applied to the intangibles until such cost basis is recovered. We do not expect any further adjustments to the software intangibles related to this transaction.
Based on the amortizable intangible assets as of December 31, 2015, we estimate amortization expense for the next five years to be as follows:

Amortization
Twelve Month Period Ending December 31,	Expense

2016	$7,659
2017	3,475
2018	1,931
2019	671
2020	114
Future	719
Total	$14,569
8.    Goodwill
This table presents a reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	Content	Ignite	IQ	Appia Core	Total
Goodwill as of March 31, 2015	$5,244	$38,157	$4,111	$29,235	$76,747
Adjustments	—	—	—	54	54
Goodwill as of June 30, 2015	$5,244	$38,157	$4,111	$29,289	$76,801
Adjustments	—	—	—	(180)	(180)
Goodwill as of September 30, 2015	$5,244	$38,157	$4,111	$29,109	$76,621
Adjustments	—	—	—	—	—
Goodwill as of December 31, 2015	$5,244	$38,157	$4,111	$29,109	$76,621
Goodwill is tested annually during the fourth fiscal quarter and is reviewed quarterly to evaluate whether events or circumstances indicate an impairment may have occurred. Based on the results of the quarterly impairment assessment performed during the third quarter of fiscal year 2016, the Company determined no impairment of goodwill existed at December 31, 2015.
In assessing whether or not circumstances may indicate that it is more likely than not the fair value of the reporting units may be less than their respective carrying amounts, the Company has considered a variety of factors including; macroeconomic conditions, specific industry factors such as market growth or changes in the market for our products and services, cost factors, overall financial performance of the Company relative to forecast and trends, the Company’s stock price performance, and other Company specific events such as changes in management, changes in key personnel, changes in strategy or customers and potential litigation. The Company will continue to monitor all of these factors on both a qualitative and quantitative basis in addition to performing a valuation on each of the Company’s reporting units which will coincide with the Company’s annual goodwill testing which occurs during the fourth fiscal quarter.
In the nine months ended December 31, 2015, the Company adjusted the purchase price allocation of DTM due to the finalization of the working capital adjustment, which resulted in a net adjustment to goodwill of $(126).

9.    Debt

	December 31, 2015	March 31, 2015
Current Portion of Long-Term Debt
Term loan, principal	$150	$600
Revolving line of credit, principal	3,000	3,000
Total	$3,150	$3,600

	December 31, 2015	March 31, 2015
Long-Term Debt
Subordinated secured debenture, net of debt discount of $555 and $910, respectively	$7,445	$7,090

Senior Debt
On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., DTM entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank in connection with the closing of the DTM (Appia) acquisition, which included a term loan and revolving line of credit. This loan replaced and restated Appia's prior loan agreement with Silicon Valley Bank, and was then amended and restated in June 2015 (as described under "Revolving Line of Credit").
The term loan, with a principal balance of $150 and $600 as of December 31, 2015 and March 31, 2015, respectively, is due in twelve equal monthly principal installments of $50 starting from March 31, 2015 through April 1, 2016, together with monthly payment of interest at a floating per annum rate equal to the greater of (a) two and one-half percentage points (2.50%) above the prime rate or (b) six and one-half percent (6.50%). At December 31, 2015, the interest rate was 6.50%.
Revolving Line of Credit
On June 11, 2015, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into a Third Amended and Restated Loan and Security Agreement ("Amended and Restated Credit Facility"), pursuant to which Silicon Valley Bank agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility from June 30, 2015 to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
The revolving line of credit under the Amended and Restated Credit Facility allows DTM to borrow up to the lesser of $5,000 or the borrowing base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding, under the revolving line of credit. At December 31, 2015 and March 31, 2015, DTM had borrowed $3,000 under the revolving line. The revolving line matures on June 30, 2016, with interest payable monthly at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%). At December 31, 2015, the interest rate was 5.25%.
On November 30, 2015, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into an amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015. Pursuant to the Amendment, the adjusted EBITDA financial covenant was removed and replaced with the requirement to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at the Bank or Bank’s Affiliates is greater than or equal to $15,000. Furthermore, the Streamline Period, which is not a financial covenant but applies to application of receivables, was amended so that it is achieved if the Borrower’s trailing three-month period revenue is not less than 85% of projections for the three months ending August 31, 2015 through November 30, 2015, 75% of projections for the three months ending December 31, 2015 and thereafter, with the projected revenue for such three month period as set forth in the Borrower’s operating budget provided to the Bank. The Amendment also added the requirement for the Company to deliver consolidated financial statements in addition to the Borrower. At December 31, 2015, DTM and the Company were compliant with all such covenants.
DTM’s obligations under the Amended and Restated Credit Facility are secured by substantially all of DTM’s assets. Additionally, Digital Turbine, Inc. has guaranteed DTM’s obligations under the Amended and Restated Credit Facility, and pledged substantially all of its assets, including its intellectual property, to Silicon Valley Bank in support of the Amended and Restated Credit Facility.
Subordinated Debenture
On March 6, 2015, in connection with the acquisition of DTM (Appia), the Company entered into a Securities Purchase Agreement with North Atlantic SBIC IV, L.P. (“North Atlantic”), pursuant to which DT Media sold a senior secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by Appia to North Atlantic, which were cancelled.
The New Debenture matures on March 6, 2017, at which time the principal amount is due and payable. The Company may prepay the New Debenture, in whole or in part, at any time without penalty. The New Debenture bears interest at 10% per annum for the first twelve months, and 14% thereafter; interest is payable monthly.
DT Media’s obligations under the New Debenture are secured by all of DT Media’s assets; additionally, Digital Turbine, Inc. has guaranteed DT Media’s obligations under the New Debenture, and pledged substantially all of its assets, including its intellectual property, to North Atlantic in support of the New Debenture. The New Debenture is subordinated to the Amended and Restated Credit Facility.
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
The New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash, and other customary covenants. At December 31, 2015, DT Media and the Company were compliant with all such covenants.
The Company’s required principal repayments for its outstanding debt as of December 31, 2015 are as follows:

	Senior Debt	Revolving Line of Credit	Subordinated Debenture
March 31, 2016	$150	$—	$—
June 30, 2016	—	3,000	—
March 6, 2017	—	—	8,000
	$150	$3,000	$8,000
10.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders, by written consent, on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). In the year ended March 31, 2015, in connection with the acquisition of DT Media (Appia), the Company assumed outstanding options granted under the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”), subject to adjustment pursuant to the merger agreement for the DT Media (Appia) acquisition. The 2011 Plan and 2007 Plan are collectively referred to as “Digital Turbine’s Incentive Plans.” Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
The 2011 Plan provides for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units (sometimes referred to individually or collectively as “Awards”). Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”).

The 2011 Plan reserves 20,000,000 shares for issuance, of which 11,869,169 and 14,393,741 remained available for future grants as of December 31, 2015 and March 31, 2015, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2015	5,789,758	$4.65	8.35	$1,319
Granted	426,400
Forfeited/Canceled	(679,267)
Exercised	(3,666)
Options Outstanding, June 30, 2015	5,533,225	$4.74	8.18	$899
Granted	790,500
Forfeited/Canceled	(270,209)
Exercised	(59,541)
Options Outstanding, September 30, 2015	5,993,975	$4.53	8.15	$217
Granted	2,119,750
Forfeited/Canceled	(268,957)
Exercised	(3,476)
Options Outstanding, December 31, 2015	7,841,292	$3.74	8.43	$124
Vested and expected to vest (net of estimated forfeitures) at December 31, 2015 (a)	6,033,530	$4.03	8.19	$124
Exercisable, December 31, 2015	2,570,806	$5.73	7.10	$101

(a)
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2015 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2015. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average Exercise	Weighted-Average Remaining	Number of	Weighted-Average Exercise
Exercise Price	Shares	Price	Life (in years)	Shares	Price
$0.00 - 0.50	8,065	$0.24	4.24	8,065	$0.24
$0.51 - 1.00	168,981	$0.65	6.66	134,058	$0.64
$1.01 - 1.50	1,644,125	$1.43	7.75	—	$—
$1.51 - 2.00	440,500	$1.51	9.85	9,514	$1.51
$2.01 - 2.50	253,776	$2.43	5.08	153,776	$2.40
$2.51 - 3.00	1,283,890	$2.62	8.81	513,551	$2.66
$3.51 - 4.00	1,863,729	$3.93	8.94	558,295	$3.94
$4.01 - 4.50	1,648,226	$4.20	7.97	702,922	$4.22
$4.51 - 5.00	60,000	$4.65	7.24	55,000	$4.65
$5.01 and over	470,000	$16.32	3.01	435,625	$17.14
	7,841,292			2,570,806

Other information pertaining to stock options for the Stock Plans for the nine months ended, as stated in the table below, is as follows:

	December 31,
	2015	2014
Total fair value of options vested	$4,050	$2,636
Total intrinsic value of options exercised (a)	$3	$—

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2015. No options were exercised during the nine months ended December 31, 2014.

The weighted-average grant-date fair value for the options granted during the nine months ended December 31, 2015 and 2014 was $2.05 and $4.18, respectively.
At December 31, 2015 and 2014, there was $11,492 and $8,103 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.77 years and 2.39 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during December 31, 2015 and 2014 are presented below.

December 31,
	2015	2014
Risk-free interest rate	1.37% to 1.99%	1.36% to 1.71%
Expected life of the options	5.73 to 6.5 years	5.27 to 6 years
Expected volatility	102% to 145%	150% to 155%
Expected dividend yield	—%	—%
Expected forfeitures	10% to 35%	10% to 35%

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
Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2015, which includes both stock options and restricted stock, was $1,404 and $4,528, respectively. Total stock compensation expense for the three and nine months ended December 31, 2014, which includes both stock options and restricted stock, was $1,290 and $3,345, respectively. Please see Note 11 regarding restricted stock.

11.    Capital Stock Transactions
Preferred Stock
There are 2,000,000 shares of Series A Convertible Preferred Stock, $0.0001 par value per share (“Series A”), authorized and 100,000 shares issued and outstanding, which are currently convertible into 20,000 shares of common stock. The Series A has a par value of $0.0001 per share. The Series A holders are entitled to: (1) vote on an equal per share basis as common stock, (2) dividends paid to the common stock holders on an if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an if-converted basis.
Common Stock
In October 2015, the Company issued 1,227 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In November 2015, the Company issued 2,248 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
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
Performance and Market Condition RSAs
On December 28, 2011, the Company issued 3,170,000 restricted shares with vesting criteria based on both performance and market conditions. On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested. During the year ended March 31, 2015, the Company vested 594,372 shares and cancelled 8,131 shares of the final one third of the 3,170,000 restricted shares, leaving 454,164 shares unvested. During the nine months ended December 31, 2015, the Company cancelled the remaining 454,164 shares, as the vesting criteria based on both performance and market conditions were not met.
Service and Time Condition RSAs
On various dates during the years ended March 31, 2015 and March 31, 2014, the Company issued 267,195 and 254,020 restricted shares, respectively, with vesting criteria based on service and time conditions.
In November 2015, the Company issued 210,728 restricted shares with vesting criteria based on both time and performance conditions. For accounting purposes, the Company determined the grant date fair value to be $1.51 per share which is the closing price of the Company’s stock price on November 4, 2015.

With respect to time condition RSAs, the Company expensed $123 and $723 during the three and nine months ended December 31, 2015, respectively, and $222 and $670 during the three and nine months ended December 31, 2014, respectively. As of December 31, 2015, 192,826 shares remain unvested.
The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2015	642,343	$3.04
Granted	—	—
Vested	(94,199)	3.85
Cancelled	(454,164)	3.05
Unvested restricted stock outstanding as of June 30, 2015	93,980	$3.86
Granted	15,763	2.95
Vested	(64,528)	4.23
Cancelled	—	—
Unvested restricted stock outstanding as of September 30, 2015	45,215	$3.67
Granted	210,728	1.51
Vested	(63,117)	1.95
Cancelled	—	—
Unvested restricted stock outstanding as of December 31, 2015	192,826	$1.48
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of December 31, 2015.
At December 31, 2015, there was $191 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.62 years.

12.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and nine months ended December 31, 2015 and 2014, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(5,763)	$(5,484)	$(22,204)	$(15,294)
Weighted-average shares used to compute basic and diluted net loss per share	65,979	37,799	60,201	37,576
Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.37)	$(0.41)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	674	922	1,473	1,157

13.    Income Taxes

Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.

During the three and nine months ended December 31, 2015, tax expense of $3 and $246, respectively, resulted in an effective tax rate of 0.00% and (0.44)%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.

During the three and nine months ended December 31, 2014, a tax expense of $115 and $469 resulted in an effective tax rate of (0.20)% and (3.20)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
14.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancellable operating leases expiring in various years through 2022.
Following is a summary of future minimum payments under initial terms of leases as of:

Twelve-month period ending December 31,
2016	$1,002
2017	1,014
2018	780
2019	494
2020	494
Thereafter	648
Total minimum lease payments	$4,432
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense amounted to $198 and $578 for the three and nine months ended December 31, 2015, respectively, and $160 and $456 for the three and nine months ended December 31, 2014.
Other Obligations
As of December 31, 2015, the Company was obligated for payments under various employment contracts with initial terms greater than one year at December 31, 2015. Annual payments related to these commitments at December 31, 2015 are as follows:

Twelve-month period ending December 31,
2016	$929
2017	29
Total minimum payments	$958
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
On November 25, 2013, the Israeli Supreme Court ordered the parties to submit their positions as to whether the defendant (applicant) has a right to appeal the Israeli District Court's decision or must request the Israeli Supreme Court to grant a right to appeal.
On December 25, 2013, after reviewing the parties’ positions, the Israeli Supreme Court ordered the respondents (Cellcom, Logia, Ethrix) to submit their responses to the defendant’s petition to grant the right to appeal by January 26th, 2014. Appellant responded thereafter and the appeal is now under review and pending judgment. Usually, in petitions such as this, the Israeli Supreme Court makes a judgment based on the parties’ written responses.
The Defendant appealed the ruling of July 2013, and on April 1, 2015 the Supreme Court rejected the appeal. This means that the third-party notices, Logia included, will be addressed and heard after judgment is made in the case between the Plaintiff and Defendant.
The Company does not believe there is a probable and estimable claim. Accordingly, the Company has not accrued any liability.
Settlement of Potential Claim
The Company had a disagreement with an investor of the Company regarding their respective rights and obligations to each other regarding certain investments. Although no claims have been made as of March 31, 2015, each of the parties recognizes that the disagreements they have had could, in the future, lead to claims being made and believe it is in their respective best interests to avoid such claims by entering into an agreement whereby the Company has offered to settle the matter in exchange for a certain number of shares of common stock of the Company. A settlement was finalized on July 30, 2015, which resulted in the issuance of 117,000 shares. The Company initially accrued $381 for the settlement of this liability during Q4 fiscal year 2015. During Q2 fiscal year 2016, the Company settled this liability by issuing the 117,000 with a fair market value of approximately $283, resulting in a net reduction in expense related to the partial reversal of the liability during Q2 fiscal year 2016 in the amount of $98.
15.    Segment and Geographic Information
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
The Company manages its business in four operating segments: Ignite, IQ, Appia Core, and Content. The four operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision-maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280, in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management, based upon the way management reviews performance and makes decisions. Additional factors that were considered include: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the types and geographic locations of our customers, and the distribution of our products/services.
The following information sets forth segment information on our net sales and loss from operations for the three and nine months ended December 31, 2015 and 2014, respectively.

	Content	Advertising	Total
Three months ended December 31, 2015
Net revenues	$6,641	$17,448	$24,089
Loss from operations	(1,083)	(4,182)	(5,265)
Three months ended December 31, 2014
Net revenues	$5,139	$1,867	$7,006
Loss from operations	$(3,708)	$(1,683)	$(5,391)

	Content	Advertising	Total
Nine months ended December 31, 2015
Net revenues	$20,782	$42,727	$63,509
Loss from operations	(6,600)	(13,960)	(20,560)
Nine months ended December 31, 2014
Net revenues	15,474	2,549	18,023
Loss from operations	$(8,751)	$(5,963)	$(14,714)
The following information sets forth geographic information on our net sales for the three and nine months ended December 31, 2015 and 2014. Net revenues by geography are based on the billing addresses of our customers. Our largest customer accounted for 22.0% and 26.6% of net revenues in the three and nine months ended December 31, 2015 and 44.7% and 53.1% in the three and nine months ended December 31, 2014, respectively.

	Three Months Ended December 31,
	2015	2014
Net revenues
United States & Canada	$9,062	$1,731
Europe, Middle East, & Africa	5,159	517
Asia Pacific & China	9,769	4,758
Mexico, Central America, & South America	99	—
Consolidated net revenues	$24,089	$7,006

	Nine Months Ended December 31,
	2015	2014
Net revenues
United States & Canada	$22,330	$2,323
Europe, Middle East, & Africa	11,851	1,875
Asia Pacific & China	28,979	13,825
Mexico, Central America, & South America	349	—
Consolidated net revenues	$63,509	$18,023
16.    Related-Party Transactions

On December 28, 2015, Digital Turbine Media, Inc., (“DTM”) (f/k/a Appia, Inc., f/k/a PocketGear, Inc.), a wholly-owned subsidiary of the Company entered into a license with respect to certain of DTM’s intellectual property assets with Sift, in exchange for 9.9% of Sift’s newly-issued Preferred Stock and a cash payment of $1,000. Judson Bowman, a Director at the time of the transaction, is the founder, CEO, and majority shareholder of Sift. Mr Bowman has subsequently stepped down from Digital Turbine's board effective January 25, 2016. For so long as DTM holds Preferred Stock in Sift, DTM shall be entitled to nominate for election one member of the five-member Board of Sift, which DTM nominated as director CEO of Digital Turbine, Bill Stone.
17.    Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This Quarterly Report on Form 10-Q (the “Report”) and the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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

Advertising
DT Ignite is a mobile application management software that is pre-installed on devices to enable mobile operators and OEMs to control, manage, and monetize the applications that are installed on mobile devices. DT Ignite allows mobile operators to customize the out-of-the-box experience for customers and monetize their home screens via Cost-Per-Install ("CPI") arrangements, Cost-Per-Placement ("CPP") arrangements, and Cost-Per-Action ("CPA") arrangements with third-party application developers. Applications can be installed silently or with notification, on first boot or later in the life-cycle of the device, allowing mobile operators and OEMs to participate in an advertising revenue stream. The Company has launched DT Ignite with mobile operators and OEMs in North America, Europe, Asia Pacific, India, and Israel.

DT IQ enables application discovery, both organic and sponsored, in a variety of user interfaces. The core of the product suite is the DT IQ engine, which provides application recommendations to the device end-user blended with sponsored ads. The recommendations are presented either in a widget, via the IQ client application on Android, via the IQ AppWall, or integrated into partner applications via the IQ Application Programming Interface ("API"). IQ monetizes through blending in sponsored application recommendations via the same commercial models as DT Ignite. DT IQ has been deployed with mobile operators across North America and Asia Pacific.
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
Content
DT Pay is currently one of the Company’s primary revenue generating products. DT Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store. DT Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. DT Pay has been launched in Australia, Singapore, and the Philippines.
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

RESULTS OF OPERATIONS

All financial results of operations during the three and nine months ended December 31, 2014 do not include Appia financial results as the Appia acquisition did not close until March 6, 2015.

	Three Months Ended			Nine Months Ended
	December 31, 2015	December 31, 2014	% of Change	December 31, 2015	December 31, 2014	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenues	$24,089	$7,006	243.8%	63,509	18,023	252.4%
License fees and revenue share	18,569	4,609	302.9%	48,889	11,720	317.1%
Other direct cost of revenues (amortization of intangibles)	$1,704	$414	311.6%	8,453	1,103	666.4%
Gross profit	3,816	1,983	92.4%	6,167	5,200	18.6%
SG&A	$9,081	$7,374	23.1%	26,727	19,914	34.2%
Operating loss	(5,265)	(5,391)	(2.3)%	(20,560)	(14,714)	39.7%
Interest income/(expense), net	$(471)	$5	(9,520.0)%	(1,367)	(122)	1,020.5%
Foreign exchange transaction gain/(loss)	(8)	41	(119.5)%	(20)	31	(164.5)%
Gain/(loss) on disposal of fixed assets	$(8)	$—	(100.0)%	(31)	2	(1,650.0)%
Gain/(loss) on settlement of debt	$—	$1	(100.0)%	—	(9)	(100.0)%
Other income	$(8)	$(25)	(68.0)%	20	(13)	253.8%
Loss before income taxes	$(5,760)	$(5,369)	7.3%	(21,958)	(14,825)	48.1%
Income tax provision/(benefit)	$3	$115	(97.4)%	246	469	(47.5)%
Net loss, net of taxes	$(5,763)	$(5,484)	5.1%	(22,204)	(15,294)	45.2%
Basic and diluted net loss per common share:	(0.09)	(0.14)	(39.8)%	(0.37)	(0.41)	(9.4)%
Weighted average common shares outstanding, basic and diluted	65,979	37,799	74.6%	60,201	37,576	60.2%
Comparison of the Three and Nine Months Ended December 31, 2015 and 2014
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$6,641	$5,139	29.2%	$20,782	$15,474	34.3%
Advertising	17,448	1,867	834.5%	42,727	2,549	1,576.2%
Total	$24,089	$7,006	243.8%	$63,509	$18,023	252.4%

During the three and nine months ended December 31, 2015, revenues increased approximately $17,083 or 243.8% and $45,486 or 252.4%, respectively, as compared to the three and nine months ended December 31, 2014, respectively. During the three and nine months ended December 31, 2015, we experienced growth in both the Content and Advertising businesses, with the Advertising growth stemming from both organic growth in DT Ignite and one quarter and three quarters, respectively, of Appia Core revenue. Additionally, the Advertising revenue for the three months ended December 31, 2015 included a one-time adjustment which reduced revenue by approximately $500. This adjustment consisted of a $700 credit, which reduced revenue, with a large advertising partner, and also included a positive impact of approximately $200 related to a change in estimate for sales allowance. The increase in the Content business was driven primarily from growth in DT Pay, with overall increased demand for the product, the service being launched with new customers in Australia, as well as new Content services provided in new markets in Southeast Asia.

This growth was offset by a decline in DT Marketplace as our contract in Israel was terminated during the period ended June 30, 2015. Additionally, the growth was further offset by continued decline in the foreign exchange rate of the Australian dollar to the United States dollar. Organic growth in Advertising was driven primarily by CPI and CPP revenue from new Advertising partners', and amounts earned from carrier partners related to software customization and integration. Inorganic growth in Advertising was driven by the inclusion of one quarter and three quarters, respectively, of Appia Core over the three and nine months ended December 31, 2015 compared to the same periods during 2014.
Gross Margins

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Gross margin by type
Content gross margin $	$998	$1,014	(1.6)%	$141	$3,731	(96.2)%
Content gross margin %	15.0%	19.7%		0.7%	24.1%
Advertising gross margin $	$2,818	$969	190.8%	$6,026	$1,469	310.2%
Advertising gross margin %	16.2%	51.9%		14.1%	57.6%
Total gross margin $	$3,816	$1,983	92.4%	$6,167	$5,200	18.6%
Total gross margin %	15.8%	28.3%		9.7%	28.9%

Gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $3,816 or 15.8% for the three months ended December 31, 2015, versus approximately $1,983 or 28.3% for the three months ended December 31, 2014. The increase from $1,983 to $3,816 is primarily attributable to the inclusion of a full quarter of Appia Core operations. This was partially offset by increased amortization expense associated with the Appia acquisition. Overall gross margin percentage has declined as the Appia Core business has a lower gross margin as compared to DT Media.

Gross margin dollars, inclusive of the impact of other direct cost of revenues (amortization of intangibles), increased $967 or 18.6%, from $5,200 to $6,167 during the nine months ended December 31, 2014 and 2015, respectively. This increase includes the impacts of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin would have been $8,567 or 13.5% during the nine months ended December 31, 2015, which is an increase of approximately $3,367 or 64.8% from the nine months ended December 31, 2014. This increase is due primarily to gross margin dollars attributable to the inclusion of three quarters of Appia Core operations during the nine months ended December 31, 2015.

Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $998 or 15.0% for the three months ended December 31, 2015, versus approximately $1,014 or 19.7% for the three months ended December 31, 2014. This decrease in Content gross margin dollars and percentages of $17 and (1.6)%, respectively, was due primarily to a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin.

Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), decreased $3,590 or (96.2)%, from $3,731 to $141 during the nine months ended December 31, 2014 and 2015, respectively. Excluding the effects of the $2,400 amortization expense, gross margin would have been $2,541 or 12.2% during the nine months ended December 31, 2015, which is a decrease of approximately $1,190 or 31.9% from the nine months ended December 31, 2014. Similar to the three months comparison, this decrease in Content gross margin dollars and percentages was due primarily to a mix shift from DT Marketplace to DT Pay, which carries a lower gross margin.

Advertising gross margins dollars increased primarily due to the inclusion of one quarter and three quarters of Appia Core operations for the three and nine months ended December 31, 2015, respectively, compared to the same comparative periods during 2014. Also driving the increase in gross margin for the three months ended December 31, 2015 was a net positive impact of $181 related to a one time sales credit adjustment to a large advertising partner and also a change in estimate related to sales allowance. Overall gross margin percentage has declined as the Appia Core business has a lower gross margin as compared to DT Media. Additionally, in the three months ended December 31, 2015, gross margin was adversely impacted by high carrier partner concentration and the achievement during the quarter of an incentive threshold yielding a less favorable revenue share to the Company.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Product development expenses	$2,738	$1,718	59.4%	$7,898	$5,832	35.4%
Sales and marketing expenses	1,676	485	245.6%	4,426	1,989	122.5%
General and administrative expenses	4,667	5,171	(9.7)%	14,403	12,093	19.1%
Total Operating Expenses	$9,081	$7,374	23.1%	$26,727	$19,914	34.2%
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
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense.
Total operating expenses for the three months ended December 31, 2015 and 2014 were approximately $9,081 and $7,374, respectively, an increase of approximately $1,707 or 23.1%. The increase in expenses primarily related to the inclusion of one full quarter of Appia's operating expenses during the three months ended December 31, 2015 compared to the comparative period during 2014. The additional Appia operating expenses are related to product and marketing headcount directly related to the Appia Core and DT Media business. Additionally, the Company's investment in offices in Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions. The decline in general and administrative expenses is a result of the inclusion of costs related to M&A activity for Appia and XYO during the three months ended December 31, 2014.
Total operating expenses for the nine months ended December 31, 2015 and 2014 were approximately $26,727 and $19,914, respectively, an increase of approximately $6,813 or 34.2%. The increase in expenses primarily related to the inclusion of a full three quarters of Appia's operating expenses during the nine months ended December 31, 2015 compared to the comparative period during 2014. Additionally, the Company's investment in offices in Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions.
Other Income and Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Interest and other (expense)	$(471)	$5	(9,520.0)%	$(1,367)	$(122)	(1,020.5)%
Foreign exchange transaction gain/(loss), net	(8)	41	(119.5)%	(20)	31	(164.5)%
Gain/(loss) on disposal of fixed assets	(8)	—	100.0%	(31)	2	(1,650.0)%
Gain/(loss) on settlement of debt	—	1	(100.0)%	—	(9)	100.0%
Other income/(expense)	(8)	(25)	68.0%	20	(13)	253.8%
Total operating expenses	$(495)	$22	(2,350.0)%	$(1,398)	$(111)	(1,159.5)%
Interest and other expense includes interest expense, gain/(loss) on disposal of fixed assets, gain/(loss) on settlement of debt, and other ancillary costs incurred by the Company. These expenses were significantly higher in the three and nine months ended December 31, 2015, primarily due to interest expense incurred on the increased credit facility balance in place during the current periods, reflecting the debt associated with the Appia acquisition, as compared to the prior periods.
Liquidity and Capital Resources
Selected Financial Information

	Period Ended
	December 31, 2015	March 31, 2015
	(in thousands)
Cash and cash equivalents	$13,679	$7,069
Restricted cash	—	200

Current Portion of Long-Term Debt
Term loan, principal	$150	$600
Revolving line of credit, principal	3,000	3,000
Total Current Portion of Long-Term Debt	3,150	3,600

Long-Term Debt
Subordinated secured debenture, net of debt discount of $555 and $910, respectively	$7,445	$7,090
Total Debt	10,595	10,690

Working capital:
Current assets	31,374	20,192
Current liabilities	30,889	23,952
Working Capital	$485	$(3,760)
Working Capital
Cash and cash equivalents and restricted cash totaled approximately $13,679 and approximately $7,269 at December 31, 2015 and March 31, 2015, respectively. Current assets totaled approximately $31,374 and approximately $20,192 at December 31, 2015 and March 31, 2015, respectively. As of December 31, 2015 and March 31, 2015, we had approximately $16,743 and $12,174, respectively, in accounts receivable. Our working capital as of December 31, 2015 and working capital deficit as of March 31, 2015 was $485 and $(3,760), respectively, with the proceeds received from the completed public offering and the net cash received from our investment in Sift of $875, comprised of $1,000 in cash received by the Company netted against $125 in fees incurred directly associated with the Sift transaction, as well as the increase in working capital primarily due to working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable.
Our primary sources of liquidity have historically been issuances of common and preferred stock and convertible debt. The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,627. The Company expects to use the net proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents, and capital resources to operate its business at least through December 31, 2016. As of December 31, 2015, we had cash and cash equivalents totaling approximately $13,679, which includes the cash gross proceeds of $1,000 received from the Sift Media, Inc. transaction. Additionally, the Company currently has a $5,000 revolving credit facility in place with Silicon Valley Bank, which it uses to fund working capital requirements, as needed. As of December 31, 2015, the Company also had $150 outstanding on its term loan and $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, both of which are included in current liabilities.

On June 11, 2015, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which Silicon Valley Bank agreed to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
On November 30, 2015, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into an amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015. Pursuant to the Amendment, the adjusted EBITDA financial covenant was removed and replaced with the requirement to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at the Bank or Bank’s Affiliates is greater than or equal to $15,000. Furthermore, the Streamline Period, which is not a financial covenant but applies to application of receivables, was amended so that it is achieved if the Borrower’s trailing three-month period revenue is not less than 85% of projections for the three months ending August 31, 2015 through November 30, 2015, 75% of projections for the three months ending December 31, 2015 and thereafter, with the projected revenue for such three month period as set forth in the Borrower’s operating budget provided to the Bank. The Amendment also added the requirement for the Company to deliver consolidated financial statements in addition to the Borrower.
Cash Flow Summary

	Nine Months Ended December 31,
	2015	2014	% of Change
	(in thousands)
Consolidated Statement of Cash Flows Data:
Cash used in operating activities	$(5,491)	$(8,705)	36.9%
Purchase and disposal of property and equipment, net	(976)	67	(1,556.7)%
Cash used in acquisition of assets	—	(2,125)	(100.0)%
Net cash from investment in Sift	875	—	100.0%
Settlement of contingent liability	—	(49)	(100.0)%
Stock issued for cash in stock offering, net	12,627	—	100.0%
Options exercised	51	—	100.0%
Warrants exercised	—	375	(100.0)%
Repayment of debt obligations	(450)	—	100.0%
Effect of exchange rate changes on cash and cash equivalents	(26)	16	(262.5)%
Operating Activities

For the nine months ended December 31, 2015, cash used in operating activities was $5,491. The difference between our net loss of $22,204 and net cash used in operating activities is comprised primarily of an increase in accounts receivable, deposits, and deferred financing costs of approximately $4,838, an increase in accounts payable of $5,602, an increase in accrued license fees and revenue share of $3,336, and a decrease in restricted cash transferred to operating cash, prepaid expenses and other current assets, accrued compensation, accrued interest, and other liabilities and other items of $200, $40, $837, $14, and $701, respectively. These changes are related to the loss for the period, but exclude: depreciation and amortization and amortization of debt discount of approximately $8,606 and $355, respectively, stock-based compensation, stock issued for settlement of liability, and stock-based compensation related to vesting of restricted stock for services of approximately $3,804, $283, and $723, respectively, and the effect of a reduction in the allowance for doubtful accounts and an adjustment to increase goodwill for purchase price of Appia of $26 and $126, respectively.

Investing Activities

For the nine months ended December 31, 2015, cash used in investing activities was approximately $101, which comprises capital expenditures made on internally developed software of $976, offset by net cash received from our investment in Sift of $875, which includes $1,000 in cash received by the Company, net of $125 in fees incurred directly associated with the Sift transaction.
Financing Activities

For the nine months ended December 31, 2015, cash used in financing activities was approximately $12,228, which is primarily due to stock issued for cash (net) in stock offering of $12,627 and proceeds received from the exercise of stock option of approximately $51, offset by repayment of principal on the credit facility and loss on exchange rate changes on cash and cash equivalents of approximately $450 and $26, respectively.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our media costs are billed in U.S. dollars, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in exchange rates. In addition, gains/(losses) related to translating certain cash balances, trade accounts receivable balances, and inter-company balances that are denominated in these currencies impact our net income/(loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
ITEM 4.    CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, management concluded that our internal controls over financial reporting were not effective as of March 31, 2015, because of certain deficiencies that constituted material weaknesses in our internal controls over financial reporting. Material weaknesses could result in material misstatements of substantially all of our financial statement accounts, which would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

In connection with the preparation of this Report, Digital Turbine's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Plan for Remediation

Beginning in the third quarter of fiscal year 2015 and continuing through the date of this Report, we began the implementation of measures designed to remediate the identified material weaknesses, including the following:

1.	Hired a Chief Accounting Officer (CAO) on February 27, 2015.

2.	Implemented a limited version of SAP, the Company’s accounting ERP system, with further enhancements as referred to in number 9 below.

3.	Implemented a management representation letter in which key members of management and the accounting/finance staff attest to certain questions related to the financial statements.

4.	Implemented a company-wide signature authority matrix, which outlines requirements and signing authority for executing contracts.

5.
Expect accounting group to be fully staffed in Asia Pacific prior to November 31, 2015. The Asia Pacific accounting team was fully staffed as of November 2015, however the Company is in the processes of evaluating whether additional accounting resources may be needed at this location.

6.	Consolidated all accounting-related decisions under the direction of the CAO.

7.	Continue working with a third party to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

8.	Continue to utilize third-party accounting experts to augment Company accounting staff, as necessary.

9.
Finalize the system implementation related to SAP, including a more automated consolidation system and additional functionality to reduce current manual processes. The Company is in the process of implementing additional functionality, which we expect to be available in June 2016. The Company is in the final stages of reviewing the design documentation with development expected to occur soon afterwards, with an ultimate ‘go-live’ goal of June 2016. This date is subject to delay given the inherent nature of systems implementations.

10.
Implement billing, disbursement, and stock option accounting systems and integrate with SAP. The Company implemented Concur T&E in the United States in early Q3 FY2016. The Company expects to roll out Concur T&E to the rest of the Company by September 2016.

11.
Document key accounting policies and internal control procedures for significant accounting areas, with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system. As of Q3FY16, the Company continues to implement and refine key accounting policies, processes, and controls.

12.
Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meet the accounting and finance requirements of the Company. As part of this evaluation the Audit Committee has approved three incremental resources, which the Company is in the process of staffing. One incremental resource has been hired in Austin, Texas, another incremental resource has been hired in Raleigh, North Carolina, and one individual has been hired in the Asia Pacific region as of December 31, 2015. As also referred to in item 5 above, the Company is in the processes of evaluating whether additional accounting resources may be needed, in addition those already hired.

13.
Develop formal training related to key accounting policies, internal controls, and SEC compliance, and deliver training to key personnel who have a direct and indirect impact on the transactions underlying the financial statements. As of Q3FY16, the Company has delivered and will continue to deliver training to key personnel related to the areas of revenue recognition, internal controls/SOX compliance, and liability/expense recognition. The Company will continue to re-inforce these topics and others over the next year.

14.
Implement information technology documentation and new controls that have an impact on financial reporting. In Q4FY16 the Company will be initiating training and internal controls/SOX awareness/training with respect to internal controls over information technology. This training and implementation of information technology controls is expected to continue over the next year.

The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting

Other than as discussed in Management's Plan for Remediation above, there was no change in our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1 (A).    Risk Factors

Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, as amended, for the year ended March 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

10.1	Intellectual Property License Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc.*

10.2	Publisher Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc.*

10.3	Sift Media, Inc. Series Seed Convertible Preferred Stock Purchase Agreement dated as of December 28, 2015*

10.4	Employment Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015*

10.5	Restricted Stock Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015*

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

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

Digital Turbine, Inc.
Dated: February 9, 2016
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)