Form 10-K
period 2016-03-31
Digital Turbine, Inc.
filed 2016-06-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2015 was $96,268,980.
As of June 8, 2016, the Company had 66,284,606 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Digital Turbine, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED March 31, 2016

PART I
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to:

•	a decline in general economic conditions nationally and internationally;

•	decreased market demand for our products and services;

•	market acceptance and brand awareness of our products;

•	the ability to protect our intellectual property rights;

•	impact of any litigation or infringement actions brought against us;

•	competition from other providers and products based on pricing and other activities;

•	risks and costs in product development;

•	the potential for unforeseen or underestimated cash requirements or liabilities;

•	ability to comply with financial covenants in outstanding indebtedness;

•
risks associated with adoption of our products among existing customers (including the impact of possible delays with major carrier and OEM partners in the roll out for mobile phones deploying our products);

•	the impact of currency exchange rate fluctuations on our reported GAAP financial statements, particularly in regard to the Australian dollar;

•
the challenges, given the Company’s comparatively small size, to expand the combined Company's global reach, accelerate growth and create a scalable, low-capex business model that drives EBITDA (as well as Adjusted EBITDA);

•	the Company’s ability given the Company’s limited resources to identify and consummate acquisitions and successful integration of acquired businesses;

•	varying and often unpredictable levels of orders;

•
the challenges inherent in technology development necessary to maintain the Company’s competitive advantage such as adherence to release schedules and the costs and time required for finalization and gaining market acceptance in new products;

•
technology management risk as the Company needs to adapt to complex specifications of different carriers and the management of a complex technology platform given the Company's relatively limited resources;

•	new customer adoption and time to revenue with new carrier and OEM partners is subject to delays and factors out of our control;

•	inability to raise capital to fund continuing operations;

•	changes in government regulation;

•	volatility in the price of our common stock and ability to satisfy exchange continued listing requirements;

•	rapid and complex changes occurring in the mobile marketplace, and

•	other risks described in the risk factors in Item 1A of this Form 10-K under the heading “Risk Factors.”
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
Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Digital Turbine”, “DT”, or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia

Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”). We refer to Appia, Inc., a company we acquired on March 6, 2015, as “DT Media.”

ITEM 1.	BUSINESS
Current Operations
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments – Advertising and Content.
The Company's Advertising business is comprised of two businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Discover™ ("Discover"), an intelligent application discovery platform.

•	Advertiser and Publisher ("A&P"), a leading worldwide mobile user acquisition network which is comprised of services including:

◦	Syndicated network, and

◦	Real Time Bidding ("RTB" or "programmatic advertising").
The Company's Content business is comprised of services including:

•	Marketplace™ ("Marketplace"), an application and content store, and

•	Pay™ ("Pay"), a content management and mobile payment solution.
With global headquarters in Austin, Texas and offices in Durham, North Carolina, Berlin, San Francisco Singapore, Sydney and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Information about Segment and Geographic Revenue
In the fourth quarter of fiscal 2015, the Company made certain segment realignments in order to conform to the way the Company manages segment performance.  This realignment was driven primarily by the acquisition of Appia, Inc. on March 6, 2015.  The Company has recast prior period amounts to provide visibility and comparability.  None of these changes impact the Company’s previously reported consolidated net revenue, gross margin, operating income, net income, or earnings per share.
The Company manages its business in three operating segments: Operators and OEMs, Advertisers and Publishers, and Content.  The three operating segments have been aggregated into two reportable segments: Advertising and Content. Information about segment and geographic revenue is set forth in Note 17 to our consolidated financial statements under Item 8 of this Annual Report.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including Ignite and Discover.
Ignite is a mobile application management software that enables mobile operators and original equipment manufacturers ("OEMs") to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, Software Development Kit ("SDK"), or Direct through Discover. Optional notification features are available throughout the lifecycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
Discover enables end user application and content discovery, both organic and sponsored, through a variety of user interfaces. The recommendation engine powering Discover and other Digital Turbine products is AppSource, which provides intelligent recommendations to the device end user. Monetization occurs through the display of and/or recommendation of applications via the CPI commercial model. Discover has been deployed with mobile operators in North America and Asia Pacific.
A&P Business
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The A&P business also accesses mobile ad inventory by purchasing inventory through exchanges using RTB. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using RTB, A&P buys inventory at a rate determined by the marketplace. Since inception, A&P has delivered over 150 million application installs for hundreds of advertisers.
Content
Pay is an Application Programming Interface ("API") that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore.
Marketplace is a white-label solution for mobile operators and OEMs to offer their own branded content store. Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, videos, and games. Marketplace is deployed with many operators across multiple countries including Australia, Philippines, Singapore, and Indonesia.
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
Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Snapchat, IronSource, InMobi, Cheetah Mobile, Baidu, Taptica, and others. These companies can be both customers and publishers for Digital Turbines products, as well as competitors in certain cases.  For the Discover product, there is some competition in the space by home grown operator solutions, Quixey, and Aviate, but our main competitors are OEM launchers and Android launchers, which allow customers to customize their handset. With Ignite, we compete with smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our Discover and Ignite products, which could be a material source of competition. And finally, although we don’t see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, salesforce.com, or MobileIron, it is possible they could decide to compete against our Ignite solution.
Digital Turbine has internally developed solutions for top-tier mobile operators and content providers including device application management solutions, white label application and media stores, in-application payment solutions, application-based value added services, and mobile social music and TV offerings. Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. We see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs.
Discover is a recommendation server that provides organic and sponsored application install recommendations. The Discover front-end has different User Experience and User Interfaces that enables different customers to search and discover content from various sources. We compete in this product range with traditional search engines such as Google, Yahoo, Android and manufacturers to launcher applications.
Within our A&P group that is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. A&P accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, carriers and mediated relationships. We compete in this product range with traditional mobile advertising networks to multimedia advertising companies seeking more efficient means to distribute content to end users including Facebook, Twitter, and Google, as well as in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo! Pandora, and other independent publishers.
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
Pay is an API that integrates between mobile operators billing infrastructure and content publishers to facilitate mobile commerce. Pay allows the publishers and the operators to monetize those applications by allowing the content to be billed directly to the consumer via the operator bill. Some competitors to the Pay product are Google Wallet, Facebook Messenger, Amazon, Android Pay, Bango, Fortumo, and home grown operator solutions.
Product Development and Research & Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the years ended March 31, 2016, 2015, 2014 were $11.0 million, $7.9 million, and 7.9 million, respectively. The amount spent on research and development activities for the years ended March 31, 2016, 2015, 2014 were 1.1 million, 0.7 million, and 0.5 million, respectively.
Contracts with Customers
We have both exclusive and non-exclusive carrier and OEM agreements. Our agreements with advertisers and mobile web and mobile application publishers are generally non-exclusive. Historically, our agreements with carriers for the Content business have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier agreements may vary. Our carrier and OEM agreements for our Advertising business are multi-year agreements, with terms that are generally longer than one to two years. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced. In our Content business most of our sales are made directly to large national mobile phone carriers. In our Advertising business most of our sales are made either directly to application developers, advertising agencies representing application developers or through advertising aggregators.
In our Advertising business, we generally have numerous advertisers who represent a significant level of business. Coupled with advertiser concentration, we distribute a significant level of advertising through one operator. If such advertising clients or this operator decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.
One major carrier customer in our Content business accounted for 26.1% of our consolidated net revenues for the year ended March 31, 2016, and this major carrier customer and another major carrier customer in our Content business accounted for 50.6% and 11.1% of our consolidated net revenues for the year ended March 31, 2015. For the year ended March 31, 2014, the two previously mentioned major customers and a third major customer represented 45.8%, 22.2%, and 10.5% of our consolidated net revenues.
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
Employees
As of March 31, 2016, the Company, including its subsidiaries, had 161 employees, 151 of whom were full-time and 10 of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2016, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as needed basis.
History of Digital Turbine, Inc.
The Company was originally incorporated in the State of Delaware on November 6, 1998 and operated under operated under several different company names including  eB2B, Mediavest, Inc., Mandalay Media, Inc.,  NeuMedia, Inc., and Mandalay Digital Group, Inc.     In January 2015, the Company changed its name to Digital Turbine, Inc. and its NASDAQ ticker symbol to “APPS” with a new CUSIP number of 25400W-102. In 2012, the Company increased its authorized shares of common stock and preferred stock to 200,000,000 and 2,000,000, respectively, and in 2013 the Company implemented a 1-for-5 reverse stock split of its common stock (without changing the authorized number of shares or the par value of common stock).
From 2005 to February 12, 2008, the Company was a public shell company with no operations.    Throughout the years, the Company has made several acquisitions, such as (1) the acquisition in December 2011 by its wholly-owned subsidiary, Digital Turbine USA, Inc., of assets of Digital Turbine LLC, which were re-branded as “Discover,” (2) the acquisition in September 2012 by DT EMEA of ” Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), including the “LogiaDeck” software which has been rebranded as “DT Ignite,” (3) the acquisition in April 2013 of Mirror Image International Holdings Pty Ltd, and (4) the acquisition in October 2014 of the intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO" or "Xyologic).  In  February 2014, the Company disposed of its wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”), and as such, it is no longer reflected as part of our continuing operations in this Report.  In March 2015, the Company, through its wholly-owned subsidiary, acquired Appia, Inc., which was renamed Digital Turbine Media, Inc. and which is referred to in this Form 10-K and the consolidated financial statements as “DT Media.”
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://www.digitalturbine.com generally when such reports are available on the Securities and Exchange Commission (“SEC”) website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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
We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur losses and we will not become profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline as they have in past years. Accordingly, we may not be able to achieve profitability in the future.
If there are delays in the distribution of our products or if we are unable to successfully negotiate with advertisers, application developers, carriers, mobile operators or OEMs or if these negotiations cannot occur on a timely basis, we may not be able to generate revenues sufficient to meet the needs of the business in the foreseeable future or at all.
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
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenues and margins in any quarter.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our results include:

•	the number of new products and services released by us and our competitors;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	changes in prominence of deck placement for our leading products and those of our competitors;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, and intangible assets;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	changes in the mix of direct versus indirect advertising sales, which have varying margin profiles;

•	changes in the mix of CPI, CPP and CPA advertising sales, which have varying revenue profiles

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	decisions by one or more of our partners and/or customers to terminate our business relationship(s);

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	general economic, political and market conditions and trends;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.
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
Wireless carriers provide a limited selection of products that are accessible to their subscribers through their mobile handsets. The inherent limitation on the volume of products available on the handset is a function of the screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. If carriers choose to give our products less favorable placement or reduce our slot count on the phone, our products may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed. In addition, if carriers or other participants in the market favor another competitor’s products over our products, or opt not to enable and implement our technology to unify operating systems, our future growth could suffer and our revenues could be negatively affected.
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services or if we incur excessive expenses promoting and maintaining our brand or our products and services, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, advertisers, content licensors, and mobile publishers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attracts new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the Internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure to support advanced features beyond just mobile web access;

•	users’ concerns about the security of these devices;

•	inconsistent quality of cellular or wireless connection;

•	unavailability of cost-effective, high-speed Internet service; and

•	changes in network carrier pricing plans that charge device users based on the amount of data consumed.

•	new technology which is not compatible with our products and offerings.
For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of applications or amount of content they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and our ability to become profitable.
If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent advertising from being delivered to their users, our ability to grow our business will be impaired.
A portion of our business model depends upon the continued demand for mobile advertising on connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them.
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
A majority of our revenues are currently being derived from a limited number of wireless carriers, advertisers and application developers, if any one of these customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
If any of our primary customers were to terminate their commercial relationship with us or if they are unable to fulfill their payment obligations to us under our agreements with them, our revenues could decline significantly and our financial condition will be harmed.
We may be subject to legal liability associated with providing mobile and online services or content.
We provide a variety of products and services that enable carriers, content providers and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

Our business is dependent on our ability to maintain and scale our infrastructure, including our employees and 3rd parties; and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our financial results.
Our reputation and ability to attract, retain, and serve customers is dependent upon the reliable performance of our products and services and the underlying infrastructure, both internal and from third party providers. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products and services are unavailable, or if they do not load as quickly as expected, customers may not use our products as often in the future, or at all. As our customer base is anticipated to continue to grow, we will need an increasing amount of infrastructure, including network capacity, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, ineffective business execution or other catastrophic events.
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
We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, acquisitions may result in our recording of substantial goodwill and amortizable intangible assets on our balance sheet upon closing, which could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
The Company has secured indebtedness, which could limit its financial flexibility.
The Company’s secured indebtedness could have significant negative consequences including:

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;

•	limiting the Company’s ability to obtain additional financing;

•	violating a financial covenant, resulting in the indebtedness to be paid back immediately and thus negatively impacting our liquidity;

•	requiring additional financial covenant measurement consents or default waivers without enhanced financial performance in the short term;

•
requiring the use of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•
limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it competes, including by virtue of the requirement that the Company remain in compliance with certain negative operating covenants included in the credit arrangements under which the Company will be obligated as well as meeting certain reporting requirements; and

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
The design of mobile devices and operating systems is controlled by third parties. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T, Sprint, as well as other domestic and global operators, as well as OEMs, such as Samsung, may also affect the ability of users to download apps or access specified content on mobile devices. The Company also has some relationships with various other mobile carriers with relationships that are specific and subject to contractual performance which may not be achieved.
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
The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile application platforms under which the platforms have agreed to require mobile applications to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the Company’s business, particularly with regard to location-based services, collection or use of data to target ads, and communication with consumers via mobile devices.
The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is focused on the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In December 2012, the FTC adopted revisions to the Children’s Online Privacy Protection Act, or COPPA, that went into effect on July 1, 2013. COPPA imposes a number of obligations on operators of websites and online services including mobile applications, such as obtaining parental consent, if the operator collects specified information from users and either the site or service is directed to children under 13 years old or the site or service knows that a specific user is a child under 13 years old. The changes broaden the applicability of COPPA, including the types of information that are subject to these regulations, and may apply to information that the Company will collect through mobile devices or apps that, prior to the adoption of these new regulations, was not subject to COPPA. These revisions will impose new compliance burdens on the Company. In February 2013, the FTC issued a staff report containing recommendations for best practices with respect to consumer privacy for the mobile industry. To the extent that the Company or its clients choose to adopt these recommendations, or other regulatory or industry requirements become applicable to the Company, it may have greater compliance burdens.
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
We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various other authorities formed to interpret, recommend, and announce appropriate accounting principles, policies, and practices. A change in these principles could have a significant effect on our reported financial results and related financial disclosures, and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:

•	business consolidations;

•	revenue recognition;

•	leases;

•	stock-based compensation;

•	disclosure of uncertainties about an entity's ability to continue as a going concern; and

•	accounting for goodwill and other intangible assets.
Changes in these or other rules may have a significant adverse effect on our reported financial results, disclosures, or in the way in which we conduct our business. See the discussion in “Summary of Significant Accounting Policies” set forth in Note 4 to our consolidated financial statements under Item 8 of this Annual Report, for additional information about our accounting policies and estimates and associated risks.
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
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually or sooner if an indicator of impairment is present. If such goodwill or intangible assets are deemed impaired, an impairment loss would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.
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
A significant portion of our revenue is impacted by the level of advertising spend and our ability to sign up publishers for our advertising business. If we are unable to sign up and retain publishers and advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers' advertising budgets -- our revenues will be impacted negatively, and this impact may be significant.
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
Mobile applications and advertising are relatively new, as are our products are evolving and growth in revenues from those areas is uncertain and changes in the industry may negatively affect our revenue and financial results.
While we anticipate that mobile usage will continue to be the primary driver of revenues related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEM’s that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising CPI (Cost per Install) revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our products. Reduced open-rates could have a negative impact on the success of our products and our potential revenues earned from CPI. Mobile advertising market remains a new and evolving market and if we are unable to grow revenues or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely an Android-based technology provider.

There is no guarantee that mobile carriers and devices will use our products and services rather than competing products. We are dependent on the interoperability of our products and services with popular mobile operating systems that we do not control, such as Android and any changes in such systems and terms of service that degrade our products’ functionality, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of applications could adversely affect our monetization on mobile devices. Currently, our product offerings are primarily compatible with Android only, and would require developmental modifications to support other operating platforms. Additionally, in order to deliver high quality user experience, it is important that our products and services work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that our relationships with network operators, mobile operating systems or other business partners deteriorate, our growth and monetization could be adversely affected and our business could be harmed.
We currently rely on wireless carriers and OEMs to distribute some of our products and services and thus to generate some of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.
The future success of our business is highly dependent upon maintaining successful relationships with the wireless carriers and OEMs with which we currently work and establishing new carrier and OEM relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial portion of our revenues, on a go-forward basis, through relationships with a limited number of carriers and publishers for the foreseeable future. Our failure to maintain our relationships with these carriers, establish relationships with new carriers and publishers, or a loss or change of terms would materially reduce our revenues and thus harm our business, operating results and financial condition.
We have both exclusive and non-exclusive carrier and OEM agreements. Historically, our carrier and OEM agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier and OEM agreements may vary. In addition, some carrier and OEM agreements provide that the parties can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers and OEMs to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced.
Many other factors outside our control could impair our ability to generate revenues through a given carrier or OEM, including the following:

•	the carrier or OEM's preference for our competitors’ products and services rather than ours;

•	the carrier or OEM's decision not to include or highlight our products and services on the deck of its mobile handsets;

•	the carrier or OEM's decision to discontinue the sale of some or all of products and services;

•	the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;

•	the carrier or OEM's decision to require market development funds from publishers;

•	the carrier or OEM's decision to restrict or alter subscription or other terms for downloading our products and services;

•	a failure of the carrier or OEM's merchandising, provisioning or billing systems;

•	the carrier or OEM's decision to offer its own competing products and services;

•	the carrier or OEM's decision to transition to different platforms and revenue models; and

•	consolidation among carriers or OEMs.
If any of our carriers or OEMs decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.
We currently rely on mobile web and mobile application publishers to distribute our advertising services and thus to generate some of our revenues. The loss of or a change in any of these significant publisher relationships could cause us to materially reduce our revenues.

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
The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. The Company’s mobile advertising platform will compete primarily with Facebook, Twitter, and Google, all of which are significantly larger than us and have far more capital to invest in their mobile advertising businesses. The Company will also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo!, Pandora, and other independent publishers. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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
The Company will depend on publishers, developers and distribution partners to provide it with space within their applications, which we refer to as “advertising inventory,” on which the Company will deliver ads. We anticipate that a significant portion of the Company’s revenue will derive from the advertising inventory provided by a limited number of publishers, developers and distribution partners. The Company will have minimum or fixed commitments for advertising inventory with some but not all of its publishers, developers and distribution partners, including certain wireless carriers in the United States and internationally. The Company intends to expand the number of publishers, developers and distribution partners subject to minimum or fixed arrangements. Outside of those relationships however, the publishers, developers and distribution partners that will sell their advertising inventory to the Company are not required to provide any minimum amounts of advertising space to the Company, nor are they contractually bound to provide the Company with a consistent supply of advertising inventory. Such publishers, developers and distribution partners can change the amount of inventory they make available to the Company at any time. They may also change the price at which they offer inventory to the Company, or they may elect to make advertising space available to its competitors who offer ads to them on more favorable economic terms. In addition, publishers, developers and distribution partners may place significant restrictions on the Company’s use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. They may also use a fee-based or subscription-based business model to generate   revenue from their content, in lieu of or to reduce their reliance on ads.
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
When the Company delivers an ad to a mobile device, it will often be able to collect anonymous information about the placement of the ad and the interaction of the mobile device user with the ad, such as whether the user visited a landing page or installed an application. As the Company collects and aggregates this data provided by billions of ad impressions, it intends to analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to it by developers. For example, the Company may use the collected information to limit the number of times a specific ad is presented to the same mobile device, to provide an ad to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked.
Although the data the Company will collect is not personally identifiable information, its clients might decide not to allow it to collect some or all of this data or might limit its use of this data. For example, application developers may not agree to provide the Company with the data generated by interactions with the content on their appliations, or device users may not consent to having information about their device usage provided to the developer. Any limitation on the Company’s ability to collect data about user behavior and interaction with mobile device content could make it more difficult for the Company to deliver effective mobile advertising programs that meet the demands of its advertiser clients.
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
Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Twitter, Yahoo!, Pandora and other ad networks such as RocketFuel. These companies can be both customers and publishers for Digital Turbines products, as well as competitors in certain cases.  For the Discover product, there is some competition in the space by everything.me, Quixey, and Aviate, but our main competitors are OEM launchers and Android launchers. With Ignite, we see some smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and Wireless Operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our Discover and Ignite products.
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
Our business depends on developing and publishing new products and services that wireless carriers distribute and end users buy. We must continue to invest significant resources in licensing efforts, research and development, marketing, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. Historically, the majority of our revenues were derived via content purchases through traditional carrier application stores, which are in decline with momentum shifting towards third parties (Google and Apple). If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, are not marketed effectively through our direct-to-consumer operations, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our carriers, the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results, and financial condition.
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
The strategic direction of the Company's businesses is in early stages and not completely proven or certain.
The business model that the Company is pursuing, mobile advertising and application installations, is in the early stages and not completely proven. There are many different types of models including, but not limited to, set-up fees, Cost per Installation (CPI) Cost per Placement (CPP), Cost per Action (CPA), up-front fees (including licensing), revenue shares, per device fees, as well as hybrids of each. Initial feedback from customers shows preference for different types of models. This could lead to risk in predicting future revenues and profits by individual customers. In particular, the ‘free’ download market is reliant upon mobile advertising, and the mobile advertising market is still in a nascent phase of monetization.
In addition, our strategy for the Company entails offering its platform to existing and new customers. There can be no assurance that we will be able to successfully market new services and offerings to existing and new customers. Moreover, in order to credibly offer the Ignite and Discover platform, we will need to achieve additional operational and technical achievements to further develop the products. Both Ignite and Discover are compatible with Android, and should the market shift to a different operating system there would need to be modifications to our products to adapt to such a change. While we remain optimistic about our ability to complete this change and build out, it will be subject to all of the risks attendant to these development efforts as well as the need to provide additional capital to the effort.
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
If wireless subscribers do not continue to use their mobile handsets to access mobile content and other applications, our business growth and future revenues may be adversely affected.
We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services we develop and distribute. New or different mobile content applications developed by our current or future competitors may be preferred by subscribers to our offerings. In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms. If the market for our products and services does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the kinds of offerings that we publish, or switch to platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.
Our industry is subject to risks generally associated with the content industry, any of which could significantly harm our operating results.
Our business is subject to risks that are generally associated with the content industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of our offerings and mobile handsets on which they are accessed; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our offerings, increase our costs and cause our offerings to be of lower quality or to be published later than anticipated.
Mobile handsets require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically our Ignite and Discover products currently are compatible with the Android and iOS operating system, with the iOS operating system now compatible through our Ignite Direct product. If this operating system falls out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
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
As we pursue and complete strategic acquisitions, divestitures or joint ventures, including our completed acquisitions of XYO and Appia, Inc, we may not be able to successfully integrate acquired businesses.
We completed the acquisition of XYO and Appia, Inc. in fiscal 2015, and we continue to evaluate potential acquisitions, or joint ventures with third parties. These transactions create risks such as:

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
If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
A delisting of our common stock from NADSAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2016; refer to Item 9A of this 10K for more information about management’s assessment of internal controls. We are in the process of strengthening and testing our system of internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-

dealers to make a market in our common stock, which could further reduce our stock price and harm our business. Refer to Item 9A of this 10K for more information about management’s assessment of internal controls.
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
The principal offices of Digital Turbine, Inc. are located at 1300 Guadalupe Street, Suite 302, Austin, Texas 78701. Digital Turbine also leased property in Los Angeles, California, which were closed on May 31, 2015 as part of the Company’s headquarter relocation move to Austin, Texas. Digital Turbine also leases property in Durham, North Carolina through its wholly-owned subsidiary, DT Media, and internationally in Australia, Israel, and Germany through its wholly-owned subsidiaries, Digital Turbine Group Pty Ltd, DT EMEA Ltd, and Digital Turbine Germany GmbH.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 18 of the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of June 8, 2016, the closing price of our common stock was $1.08. Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.” The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Capital Market for our common stock for the following periods:

	High	Low
Fiscal Year Ended March 31, 2016
First quarter	$4.28	$3.02
Second quarter	$2.96	$1.71
Third quarter	$1.92	$1.25
Fourth quarter	$1.39	$0.99
Fiscal Year Ended March 31, 2015
First quarter	$4.12	$3.24
Second quarter	$5.89	$3.16
Third quarter	$4.45	$2.99
Fourth quarter	$4.09	$2.79
Holders
As of May 30, 2016, there were 2,559 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
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
The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000, of which 11,886,707 remain available for issuance as of March 31, 2016.
Equity Compensation Plan Information
The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, our Appia, Inc. 2008 Stock Incentive Plan and individual compensation arrangements with employees or consultants of the Company as of March 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	6,963,590	$2.85	11,886,707
2007 Employee, Director and Consultant Stock Plan	719,670	$11.58	—
Appia, Inc. 2008 Stock Incentive Plan	161,135	$0.63	—
Equity compensation plans not approved by security holders	—	—	—
Total	7,844,395		11,886,707
Recent Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
There were no purchases of equity securities by us during the year ended March 31, 2016.
Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2011 and March 31, 2016, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC), and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
3/2011
9/2011
3/2012
9/2012
3/2013
9/2013
3/2014
9/2014
3/2015
9/2015
3/2016
APPS
^IXIC
^RUT

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The consolidated statements of operations data for each of the three years ended March 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of March 31, 2016 and 2015 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended March 31, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014, 2013, and 2012 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
It is important to note that the table below excludes the operations of Twistbox in all periods presented as the Company disposed of the Twistbox subsidiary on February 13, 2014, and as such, it is no longer reflected as part of our continuing operations in this Report. Other notable business acquisitions made by the Company over the periods presented in the table below include the acquisition which closed on April 12, 2013, where through its indirect, wholly-owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), acquired Mirror Image International Holdings Pty Ltd (“MIAH”), and the acquisition which closed on March 6, 2015, where the Company completed the acquisition of Appia, Inc. Appia was acquired into the Company’s  wholly-owned subsidiary DTM Merger Sub, Inc., which was renamed to Digital Turbine Media, Inc. and referred to in this Form 10-K and the consolidated financial statements as DT Media. For further information see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Results of Operations
Net revenues	$86,541	$28,252	$24,404	$3,885	$1,402
Loss from operations	(25,936)	(23,737)	(15,524)	(11,029)	(10,952)
Net loss from continuing operations, net of taxes	(28,032)	(24,647)	(17,202)	(12,658)	(22,161)
Basic and diluted net loss per common share from continuing operations	(0.46)	(0.63)	(0.63)	(0.72)	$(2.24)
Weighted-average common shares outstanding from continuing operations, basic and diluted	61,763	38,967	27,478	17,631	9,884
Balance Sheet Data
Cash and cash equivalents	$11,231	$7,069	$21,805	$1,149	$8,746
Working capital (deficit)	(9,308)	(3,678)	15,575	(5,663)	3,966
Total assets	$122,068	$122,571	$45,095	$12,485	$11,642
Long-term obligations	815	7,090	238	2,093	2,524
Total stockholders' equity	82,271	91,529	32,951	737	4,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company has grown through several recent acquisitions, which are relevant to understanding the Company’s current business. The Company acquired Xyologic and Appia, Inc. in fiscal 2015. The Xyologic acquisition was key to developing Discover, which is a product that provides application install recommendations. DT Media (formerly Appia, Inc.) provides the Company with a mobile user acquisition network, which allows mobile advertisers to engage with the right customers for their applications.
The Company operates its business in two reportable segments – Advertising and Content.
The Company's Advertising business is comprised of two businesses:

•	O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite, a mobile device management platform with targeted application distribution capabilities,

◦	Discover, an intelligent application discovery platform,

•	A&P, a leading worldwide mobile user acquisition network which is comprised of services including:

◦	Syndicated network

◦	RTB or programmatic advertising
The Company's Content business is comprised of services including:

•	Marketplace, an application and content store, and

•	Pay, a content management and mobile payment solution.
With global headquarters in Austin, Texas and offices in Durham, North Carolina, Berlin, San Francisco Singapore, Sydney and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including Ignite and Discover.
Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, SDK, or Direct through Discover. Optional notification features are available throughout the lifecycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
Discover enables end user application and content discovery, both organic and sponsored, through a variety of user interfaces. The recommendation engine powering Discover and other Digital Turbine products is AppSource, which provides intelligent recommendations to the device end user. Monetization occurs through the display of and/or recommendation of applications via the CPI commercial model. Discover has been deployed with mobile operators in North America and Asia Pacific.
A&P Business
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The A&P business also accesses mobile ad inventory by purchasing inventory through exchanges using RTB. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using RTB, A&P buys inventory at a rate determined by the marketplace. Since inception, A&P has delivered over 150 million application installs for hundreds of advertisers.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore.
Marketplace is a white-label solution for mobile operators and OEMs to offer their own branded content store. Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, videos, and games. Marketplace is deployed with many operators across multiple countries including Australia, Philippines, Singapore, and Indonesia.
All discussions in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS
Below are our revenues, cost of revenues, and expenses for fiscal 2016, 2015, and 2014. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto. All financial results of operations during the year ended March 31, 2015 do not include Appia, Inc. financial results, other than the 26 days in March 2015 after the Company acquired Appia, Inc., as the acquisition did not close until March 6, 2015.

	Years Ended			Years Ended
	March 31, 2016	March 31, 2015	% of Change	March 31, 2015	March 31, 2014	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$86,541	$28,252	206.3%	$28,252	$24,404	15.8%
License fees and revenue share	66,185	20,110	229.1%	20,110	14,789	36.0%
Other direct cost of revenues	10,537	2,010	424.2%	2,010	1,769	13.6%
Gross profit	9,819	6,132	60.1%	6,132	7,846	(21.8)%
Total operating expenses	35,755	29,869	19.7%	29,869	23,370	27.8%
Loss from operations	(25,936)	(23,737)	9.3%	(23,737)	(15,524)	52.9%
Interest expense, net	(1,816)	(234)	676.1%	(234)	(1,407)	(83.4)%
Foreign exchange transaction gain / (loss)	(29)	32	(190.6)%	32	33	(3.0)%
Change in fair value of warrant derivative liabilities loss	—	—	—%	—	(811)	(100.0)%
Loss on extinguishment of debt	—	—	—%	—	(442)	(100.0)%
Gain / (loss) on settlement of debt	—	(9)	(100.0)%	(9)	74	(112.2)%
Gain / (loss) on disposal of fixed assets	(37)	2	(1,950.0)%	2	—	100.0%
Gain on change in valuation of long-term contingent liability	—	—	—%	—	603	(100.0)%
Other income	—	46	(100.0)%	46	—	100.0%
Loss from operations before income taxes	(27,818)	(23,900)	16.4%	(23,900)	(17,474)	36.8%
Income tax provision / (benefit)	214	747	(71.4)%	747	(272)	(374.6)%
Net loss from continuing operations, net of taxes	$(28,032)	$(24,647)	13.7%	$(24,647)	$(17,202)	43.3%
Basic and diluted net loss per common share	$(0.46)	$(0.63)	(27.0)%	$(0.63)	$(0.68)	(7.4)%
Weighted-average common shares outstanding, basic and diluted	61,763	38,967	58.5%	38,967	27,478	41.8%
Comparison of the Years Ended March 31, 2016, 2015, and 2014
Revenues

	Year Ended March 31,			Year Ended March 31,
	2016	2015	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$28,765	$22,009	30.7%	$22,009	$23,635	(6.9)%
Advertising	57,776	6,243	825.5%	6,243	769	711.8%
Total	$86,541	$28,252	206.3%	$28,252	$24,404	15.8%

Fiscal 2016 Compared to Fiscal 2015
During the year ended March 31, 2016 there was an approximately $58,289 or 206% increase in overall revenue, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced growth in both the Content and Advertising businesses, with the Advertising growth stemming from both organic growth in Ignite and inorganic growth with a full year of A&P revenue as opposed to only 26 days of A&P revenue in fiscal 2015. Organic growth in Advertising was driven primarily by CPI and CPP revenue from new Advertising partners across two major US carrier distribution partners, and amounts earned from carrier partners related to software customization and integration. The increase in the Content business was driven primarily from growth in Pay, with overall increased demand for the product, the service being launched with new customers in Australia, as well as new Content services provided in new markets in Southeast Asia.
Overall revenue growth year-over-year was offset by a moderate decline in Marketplace as our contract in Israel was terminated during the quarterly period ended June 30, 2015. Additionally, the growth was further offset by continued decline in the foreign exchange rate of the Australian dollar to the United States dollar.
Fiscal 2015 Compared to Fiscal 2014
During the year ended March 31, 2015, there was an approximately $3,848 or 15.8% increase in overall revenue, as compared to the year ended March 31, 2014. During fiscal 2015, as compared to fiscal 2014, the Company experienced growth in the Advertising business and a moderate decline in the Content business, with the Advertising growth stemming from both organic growth in Ignite and inorganic growth with 26 days of A&P revenue in fiscal 2015. Organic growth in Advertising was driven primarily by CPI and CPP revenue from new advertising partners across commercial deployments of Ignite with new carrier partners, amounts earned from the Company’s carrier partners relating to sharing of costs of software customization and integration prior to device launch.
Overall revenue growth year-over-year was offset by a moderate decline in the Content business year-over-year driven primarily by a decrease in Marketplace in the first half of the fiscal year as our contract in Israel was terminated during the quarterly period ended June 30, 2015. The decline in Marketplace was partially mitigated by increased billing revenue as a result of new Pay customers.
Gross Margins
During fiscal 2016 the company changed its methodology for how hosting expense included in cost of revenues are allocated to the Company's Advertising and Content operating segments as the new method of allocation is deemed by management to be a more accurate representation for how the expenses relate to the operations of the Advertising and Content segments. Hosting expenses included in costs of sales in fiscal 2015 and 2014 were previously allocated between the Advertising and Content segments based on geographic location as the specific locations generally related only to either the Advertising or Content segment. Hosting expense included in cost of revenues in fiscal 2016 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 and 2014 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 figures presented.

	Year Ended March 31,			Year Ended March 31,
	2016	2015	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$1,231	$4,272	(71.2)%	$4,272	$7,083	(39.7)%
Content gross margin %	4.3%	19.4%		19.4%	30.0%
Advertising gross margin $	$8,588	$1,860	361.7%	$1,860	$763	143.8%
Advertising gross margin %	14.9%	29.8%		29.8%	99.2%
Total gross margin $	$9,819	$6,132	60.1%	$6,132	$7,846	(21.8)%
Total gross margin %	11.3%	21.7%		21.7%	32.2%

Fiscal 2016 Compared to Fiscal 2015
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $9,819 or 11.3% for the year ended March 31, 2016, versus approximately $6,132 or 21.7% for the year ended March 31, 2015. The increase in gross margin dollars from $6,132 to $9,819 is primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015, offset by increased amortization expense associated with the Appia, Inc. acquisition. Overall gross margin percentage has declined with the mix shift within Content from Marketplace to Pay coupled with the acquired Appia, Inc. A&P business which carries a significantly lower gross margin as compared to the O&O business within Advertising.
Total gross margin dollars, inclusive of the impact of other direct cost of revenues (amortization of intangibles), increased $3,687 or 60.1%, from $6,132 to $9,819 during the year ended March 31, 2015 and 2016, respectively. This increase includes the impact of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin dollars would have been $12,219 or 14.1% during the year ended March 31, 2016, which is an increase of approximately $6,087 or 99.3% from the year ended March 31, 2015. This increase is due primarily to gross margin dollars attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015.
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $1,231 or 4.3% for the year ended March 31, 2016, versus approximately $4,272 or 19.4% for the year ended March 31, 2015. Excluding the effects of the $2,400 amortization expense, Content gross margin dollars and percentage would have been $3,631 or 12.6% during the year ended March 31, 2016, which is a decrease in gross margin dollars of approximately $641 or 15.0% from the year ended March 31, 2015. This decrease in Content gross margin dollars and percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category".
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $8,588 or 14.9% for the year ended March 31, 2016, versus approximately $1,860 or 29.8% for the year ended March 31, 2015. The increase in advertising gross margin dollars was primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015. This increase in gross margin dollars was offset by the increase in amortization expense associated with the Appia Inc. acquisition. Appia Inc. acquisition-related amortization expense for the year ended March 31, 2016 and March 31, 2015 was approximately $6,995 and $495, respectively, an increase of approximately $6,500 or 1,313.1%. Overall Advertising gross margin percentage has declined as the acquired Appia, Inc. A&P business carries a significantly lower gross margin as compared to the O&O business within Advertising. For more details on the Company's services included in the Advertising segment, see PART II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category".
Fiscal 2015 Compared to Fiscal 2014
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $6,132 or 21.7% for the year ended March 31, 2015, versus approximately $7,846 or 32.2% for the year ended March 31, 2014. The decrease in gross margin year-over-year is primarily attributable to the Content business being adversely impacted by a mix shift from Marketplace to Pay, which carries a lower gross margin, offset by an increase in Advertising gross margin dollars attributable to the inclusion of 26 days of A&P operations during fiscal 2015. Total gross margin was further decreased year-over-year by increased amortization expense associated with the Appia acquisition during fiscal 2015. For more details on the Company's services included in the Advertising and Content segments, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category".

Operating Expenses

	Year Ended March 31,			Year Ended March 31,
	2016	2015	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Product development	$10,983	$7,905	38.9%	$7,905	$7,869	0.5%
Sales and marketing	6,067	2,933	106.9%	2,933	1,915	53.2%
General and administrative	18,705	19,031	(1.7)%	19,031	13,586	40.1%
Total operating expenses	$35,755	$29,869	19.7%	$29,869	$23,370	27.8%
Product development expenses include , the development and maintenance of the Company's product suite, including A&P and O&O, as well as the costs to support Pay and Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses have increased with bringing products to market and with the inclusion of the Appia Inc. acquired A&P business. The increase in sales and marketing expenses is also attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense.
Fiscal 2016 Compared to Fiscal 2015
Total operating expenses for the year ended March 31, 2016 and March 31, 2015 were approximately $35,755 and $29,869, respectively, an increase of approximately $5,886 or 19.7%. The increase in operating expenses year-over-year was primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015. The additional A&P operating expenses are related to product and marketing headcount directly related to the Advertising business.
Product development expenses for the year ended March 31, 2016 and March 31, 2015 were approximately $10,983 and $7,905, respectively, an increase of approximately $3,078 or 38.9%. The increase in product development expenses year-over-year was primarily attributable to the Company's investment in offices in Israel, Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions.
Sales and marketing expenses for the year ended March 31, 2016 and March 31, 2015 were approximately $6,067 and $2,933, respectively, an increase of approximately $3,134 or 106.9%. The increase in sales and marketing expenses year-over-year was primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015, due in part by increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the year ended March 31, 2016 and March 31, 2015 were approximately $18,705 and $19,031, respectively, a decrease of approximately $326 or 1.7%. The decrease in general and administrative expenses year-over-year includes a decrease in total stock compensation expense of $378 from $6,340 to $5,962, for the years ended March 31, 2015 and 2016, respectively.
Fiscal 2015 Compared to Fiscal 2014
Total operating expenses for the year ended March 31, 2015 and March 31, 2014 were approximately $29,869 and $23,370, respectively, an increase of approximately $6,499 or 27.8%. The increase in operating expenses year-over-year was primarily attributable to the inclusion of 26 days of A&P operations in fiscal 2015, investment in new offices in Germany and Singapore, transaction costs related to the acquisitions of XYO and Appia, Inc., as well as an increase in stock-based compensation.

Product development expenses for the year ended March 31, 2015 and March 31, 2014 were approximately $7,905 and $7,869, respectively, an increase of approximately $36 or 0.5%. The increase in product development expenses year-over-year was primarily attributable to the inclusion of 26 days of A&P operations in fiscal 2015.
Sales and marketing expenses for the year ended March 31, 2015 and March 31, 2014 were approximately $2,933 and $1,915, respectively, an increase of approximately $1,018 or 53.2%. The increase in sales and marketing expenses year-over-year was primarily attributable to the inclusion of 26 days of A&P operations, due in part by increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the year ended March 31, 2015 and March 31, 2014 were approximately $19,031 and $13,586, respectively, an increase of approximately $5,445 or 40.1%. The decrease in general and administrative expenses year-over-year was primarily attributable to the inclusion of 26 days of A&P operations in fiscal 2015, investment in new offices in Germany and Singapore, transaction costs related to the acquisitions of XYO and Appia, Inc., as well as an increase in stock-based compensation.
Other Income and Expenses

	Year Ended March 31,			Year Ended March 31,
	2016	2015	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(1,816)	$(234)	676.1%	$(234)	$(1,407)	(83.4)%
Foreign exchange transaction gain / (loss)	(29)	32	(190.6)%	32	33	(3.0)%
Change in fair value of warrant derivative liabilities loss	—	—	—%	—	(811)	(100.0)%
Loss on extinguishment of debt	—	—	—%	—	(442)	—%
Gain / (loss) on settlement of debt	—	(9)	(100.0)%	(9)	74	(112.2)%
Gain / (loss) on disposal of fixed assets	(37)	2	(1,950.0)%	2	—	100.0%
Gain on change in valuation of long-term contingent liability	—	—	—%	—	603	(100.0)%
Other income	—	46	(100.0)%	46	—	100.0%
Total interest and other expense, net	$(1,882)	$(163)	1,054.6%	$(163)	$(1,950)	(91.6)%
Fiscal 2016 Compared to Fiscal 2015
Total interest and expense, net, for the year ended March 31, 2016 and March 31, 2015 were approximately $1,882 and $163, respectively, an increase in net expenses of approximately $1,719 or 1,054.6%. Interest and other expense, net, includes net interest expense, foreign exchange transaction gain/(loss), loss on settlement of debt, gain/(loss) on disposal of fixed assets, and other ancillary costs incurred by the Company. This increase in total interest and other expense, net, was primarily attributable to a full year of interest expense incurred during fiscal 2016 related to the new debt brought on in connection with the acquisition of Appia, Inc. during March 2015, compared to the inclusion of only 26 days of interest expense during fiscal 2015.
Fiscal 2015 Compared to Fiscal 2014
Total interest and other expense, net, for the year ended March 31, 2015 and March 31, 2014 were approximately $163 and $1,950, respectively, a decrease in net expenses of approximately $1,787 or 91.6%. Interest and other expense, net, includes net interest expense, foreign exchange transaction gain, change in the fair value of warrant derivative liabilities loss, loss on extinguishment of debt, gain/(loss) on settlement of debt, and gain on change in valuation of long-term contingent liability. This decrease in total interest and other expense, net, was primarily attributable to significantly higher expenses in fiscal 2014 due to loan modification costs and interest expense incurred through September 2013 when the outstanding debt balance was paid off, as compared to fiscal 2015, which included only 26 days of interest expense related to the new debt brought on in connection with the acquisition of Appia, Inc.

Revenue by Service Categories
The following table summarizes our net revenues by service categories for each of the past three fiscal years. The amount or percentage of total revenue contributed by class of services has been presented for those classes accounting for 10% or more of total net revenue in any of the three latest years, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	Year Ended March 31,			Year Ended March 31,			Year Ended March 31,
	2016			2015			2014
	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues
Net revenues	(in thousands)			(in thousands)			(in thousands)
Syndicated Network	$35,593	41.1%	1,067.4%	$3,049	10.8%	100.0%	$—	—%
Pay	22,727	26.3%	78.6%	12,724	45.0%	29.6%	9,819	40.2%
Ignite	21,577	25.0%	647.6%	2,886	10.2%	428.6%	546	2.3%
Marketplace	6,038	7.0%	(35.0)%	9,286	32.9%	(32.8)%	13,816	56.6%
Other	606	0.7%	97.4%	307	1.1%	100.0%	223	0.9%
Total net revenues	$86,541	100.0%	206.3%	$28,252	100%	15.8%	$24,404	100.0%
As a result of the strategic acquisitions of the entities now known as DT EMEA (formally the combination of the three operating subsidiaries of Logia Group Ltd, including Logia Content, Volas, and Mail Bit), DT APAC (formally MIAH), and DT Media (formally Appia, Inc.), the company has identified revenue streams that best represent its services.
Fiscal 2016 Compared to Fiscal 2015
Advertising
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During fiscal 2016, the main revenue driver for the A&P business was the syndicated network service. During the year ended March 31, 2016 there was an approximately $32,544 or 1,067.4% increase in syndicated network net revenues, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced growth stemming primarily from inorganic growth with a full year of A&P revenue during fiscal 2016 compared to only 26 days of A&P revenue in fiscal 2015.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During fiscal 2016, the main revenue drive for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the year ended March 31, 2016 there was an approximately $18,691 or 647.6% increase in Ignite net revenues, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced growth stemming from organic growth in Ignite, driven primarily by CPI and CPP revenue from new advertising partners across commercial deployments of Ignite with new carrier partners.

Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the year ended March 31, 2016 there was an approximately $10,003 or 78.6% increase in Pay net revenues, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced growth driven primarily by overall increased demand for the service and the service being launched with new customers in Australia.
Marketplace is a white-label solution for mobile operators and OEMs to offer their own branded content store. Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, videos, and games. Marketplace is deployed with many operators across multiple countries including Australia, Philippines, Singapore, and Indonesia. During the year ended March 31, 2016 there was an approximately $3,248 or 35.0% decrease in Marketplace net revenues, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced a decrease in Marketplace driven primarily by the contract in Israel which was terminated during the quarterly period ended June 30, 2015, and due to the overall shift in the Content business with overall consumer demand shifting away from acquiring content at carrier specific branded content stores and instead acquiring content from other more popular content stores such as Google Play or the Apple Application Store and other distribution channels such as Facebook. Additionally, the decline in Marketplace net revenues was further increased due to continued decline in the foreign exchange rate of the Australian dollar to the United States dollar. The overall decrease in Marketplace net revenues was offset by a moderate increase in net revenues due to new Content services provided in new markets in Southeast Asia.
Fiscal 2015 Compared to Fiscal 2014
Advertising
During fiscal 2015, the main revenue driver for the A&P business was the syndicated network service. During the year ended March 31, 2015 there was an approximately $3,049 or 100% increase in syndicated network net revenues, as compared to the year ended March 31, 2014. During fiscal 2015, as compared to fiscal 2014, the Company experienced growth stemming completely from inorganic growth with inclusion of 26 days of A&P operations during fiscal 2015 with the acquisition of Appia, Inc. during March 2015.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During fiscal 2015, the main revenue drive for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the year ended March 31, 2015 there was an approximately $2,340 or 428.6% increase in Ignite net revenues, as compared to the year ended March 31, 2014. During fiscal 2015, as compared to fiscal 2014, the Company experienced 428.6% growth in Ignite net revenues, driven by the Company's acquisition on October 9, 2014, where the Company acquired certain intellectual property assets (now branded as Ignite) of XYO, through its Luxembourg subsidiary, DT Luxembourg. The Ignite product was not commercially deployed until late fiscal 2015 as compared to being in commercial use for all of fiscal 2016. During fiscal 2015, Ignite net revenues growth was driven primarily by CPI and CPP revenue from new advertising partners across commercial deployments of Ignite with new carrier partners.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the year ended March 31, 2015, there was an approximately $2,905 or 29.6% increase in Pay net revenues, as compared to the year ended March 31, 2014. During fiscal 2015, as compared to fiscal 2014, the Company experienced growth driven primarily by overall increased demand for the service.

Marketplace is a white-label solution for mobile operators and OEMs to offer their own branded content store. Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, videos, and games. Marketplace is deployed with many operators across multiple countries including Australia, Philippines, Singapore, and Indonesia. During the year ended March 31, 2015, there was an approximately $4,530 or 32.8% decrease in Marketplace net revenues, as compared to the year ended March 31, 2014. During fiscal 2015, as compared to fiscal 2014, the Company experienced a decrease in Marketplace driven primarily by the contract in Israel which was terminated during the quarterly period ended June 30, 2015, and due to the overall shift in the Content business with overall consumer demand shifting away from acquiring content at carrier specific branded content stores and instead acquiring content from other more popular content stores such as Google Play or the Apple Application Store and other distribution channels such as Facebook. Additionally, the decline in Marketplace net revenues was further increased due to continued decline in the foreign exchange rate of the Australian dollar to the United States dollar. The overall decrease in Marketplace net revenues was offset by a moderate increase in net revenues due to new Content services provided in new markets in Southeast Asia.
Liquidity and Capital Resources
Selected Financial Information

	Period Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash and cash equivalents	$11,231	$7,069
Restricted cash	—	200

Short-term debt
Term loan, principal	—	600
Revolving line of credit, principal	3,000	3,000
Senior secured debenture, net of discounts of $440 and $0, respectively	7,560	—
Total short-term debt	10,560	3,600

Long-term debt
Senior secured debenture, net of discounts of $0 and $910, respectively	—	7,090
Total long-term debt	—	7,090

Working capital
Current assets	29,674	20,274
Current liabilities	38,982	23,952
Working capital	$(9,308)	$(3,678)

Working Capital
Cash and cash equivalents and restricted cash totaled approximately $11,231 and approximately $7,269 at March 31, 2016 and March 31, 2015, respectively, an increase of approximately $3,962 or 54.5%. Current assets totaled approximately $29,674 and approximately $20,274 at March 31, 2016 and March 31, 2015, respectively, an increase of approximately $9,400 or 46.4%. As of March 31, 2016 and March 31, 2015, the Company had approximately $17,519 and $12,174, respectively, in accounts receivable, an increase of $5,345 or 43.9%. As of March 31, 2016 and March 31, 2015 the Company's working capital deficit was $9,308 and $3,678, respectively, an increase of $5,630 or 153.1%. The increase in working capital deficit was primarily attributable to the subordinated debenture with North Atlantic maturing on March 6, 2017 amounting to $7,560 (net of discounts of $440) now included in short-term debt as of March 31, 2016 as compared to long-term debt as of March 31, 2015, offset by the net proceeds of $12,627 received from the completed public offering on October 2, 2015 and the net cash received from our investment in Sift of $875. Working capital deficit was further increased due to working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable. Excluding the classification of the subordinated debenture with North Atlantic in current assets at March 31, 2016, the Company's working capital deficit would have been $1,748 at March 31, 2016, an improvement of $1,930 compared to the working capital deficit of $3,678 at March 31, 2015.
Our primary sources of liquidity have historically been issuances of common and preferred stock and convertible debt. The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,627. The Company expects to use the net proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents, and capital resources to operate its business at least through March 31, 2017. As of March 31, 2016, we had cash and cash equivalents totaling approximately $11,231, which includes the net cash proceeds of $875 received from the Sift Media, Inc. transaction. Additionally, the Company currently has a $5,000 revolving credit facility in place with SVB, which it uses to fund working capital requirements, as needed. As of March 31, 2016, the Company also had $3,000 outstanding on its revolving credit facility with SVB, which is included in current liabilities. As of March 31, 2016, the Company had fully paid off its term loan with Silicon Valley Bank.
On June 11, 2015, DT Media and SVB, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which SVB agreed to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
On November 30, 2015, DT Media and SVB, entered into an amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015. Pursuant to the Amendment, the adjusted EBITDA financial covenant was removed and replaced with the requirement to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at the SVB or SVB’s Affiliates is greater than or equal to $15,000. Furthermore, the Streamline Period, which is not a financial covenant but applies to application of receivables, was amended so that it is achieved if DT Media’s trailing three-month period revenue is not less than 85% of projections for the three months ending August 31, 2015 through November 30, 2015, 75% of projections for the three months ending December 31, 2015 and thereafter, with the projected revenue for such three month period as set forth in DT Media’s operating budget provided to the SVB. The Amendment also added the requirement for the Company to deliver consolidated financial statements in addition to DT Media. The Company was non-Streamline as of March 31, 2016. As of April 30, 2016, given the Company did not meet the requirements set forth in the Amendment, specifically items (a) and (b) noted previously, the Company was required to maintain an adjusted quick ratio of not less than 0.90:1.00. As of April 30, 2016, the Company's quick ratio was estimated at 0.89 versus the 0.90 minimum level.
On June 10, 2016, prior to the required testing of the above-mentioned covenant, SVB and DT Media entered into a Consent Agreement, effective as of May 31, 2016, whereby SVB provided its consent to DT Media (for a de minimis fee) to not exercise any rights or remedies solely in connection with the non-compliance with such covenant for the period ended April 30, 2016, without which consent DT Media would have been in default of the Loan Agreement. Please see "Risk Factors" included in PART I Item 1A. of this Annual Report on Form 10-K within section "General Risk - The Company has secured indebtedness, which could limit its financial flexibility", regarding financial covenant compliance.

Cash Flow Summary

	Year Ended March 31,			Year Ended March 31,
	2016	2015	% of Change	2015	2014	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	(7,069)	(14,500)	(51.2)%	(14,500)	(7,807)	85.7%
Purchase and disposal of property and equipment, net	(1,549)	(67)	2,211.9%	(67)	(207)	(67.6)%
Cash used in acquisition of assets	—	(2,125)	(100.0)%	(2,125)	—	100.0%
Net cash from investment in Sift	875	—	100.0%	—	—	—%
Settlement of contingent liability	—	(49)	(100.0)%	(49)	—	100.0%
Stock issued for cash in stock offering, net	12,627	—	100.0%	—	33,297	(100.0)%
Options exercised	51	136	(62.5)%	136	—	100.0%
Warrant exercised	—	375	(100.0)%	375	—	100.0%
Repayment of debt obligations	(600)	—	100.0%	—	(3,657)	(100.0)%
Effect of exchange rate changes on cash and cash equivalents	(173)	131	(232.1)%	131	(196)	(166.8)%
Operating Activities
During the year ended March 31, 2016 and March 31, 2015, the Company's net cash used in operating activities was $7,069 and $14,500, respectively, a decrease of $7,431 or 51.2%. The decrease in net cash used in operating activities was primarily attributable to the net loss during the year ended March 31, 2016 and March 31, 2015 of $28,032 and $24,647, respectively, an increase of $3,385 or 13.7%, offset by other non-cash expenses, most notably depreciation and amortization, which during fiscal 2016 and fiscal 2015 was $10,974 and $2,108, respectively, an increase of $8,866 or 420.6%.
During the year ended March 31, 2016, net cash used in operating activities was $7,069, resulting from a net loss of $28,032, offset by net non-cash expenses of $17,467, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, stock issued for settlement of liability, amortization of debt discount, a reduction in the allowance for doubtful accounts, and an increase in accrued interest of approximately $10,974, $5,095, $867, $283, $470, $234, and $12 respectively. Depreciation and amortization expense increased $8,866 during fiscal 2016 compared to fiscal 2015, due primarily to increased Appia, Inc. acquisition-related amortization expense of $6,500 or 1,313.1%, which for the years ended ended March 31, 2016 and March 31, 2015 was approximately $6,995 and $495, respectively, and due to accelerated amortization expense of approximately $2,400 related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Net cash used in operating activities during fiscal 2016 was positively impacted by the change in net working capital accounts as of March 31, 2016 compared to March 31, 2015, with an increase over the comparative periods in accounts payable and accrued license fees and revenue share of approximately $7,308 and $2,789, offset by an increase in accounts receivable of approximately $5,111. The increase in accounts payable and accrued license fees and revenue share was driven by working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable. Accounts receivable increased primarily due to the inclusion of the acquired Appia, Inc. business for all of fiscal 2016 compared to only 26 days of operations in fiscal 2015. Net cash used in operating activities is further comprised of an increase in deposits and deferred financing costs of approximately $104 and $128, respectively, offset by a decrease in restricted cash transferred to operating cash, prepaid expenses and other current assets, accrued compensation, and other liabilities and other items of $200, $57, $831, and $266, respectively.
During the year ended March 31, 2015, net cash used in operating activities was $14,500, resulting from a net loss of $24,647, offset by net non-cash expenses of $9,257, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, an increase in the allowance for doubtful accounts, and an increase in accrued interest of approximately $2,108, $5,850, $490, $34, $698, and $77, respectively. Net cash used in operating activities during fiscal 2015 was negatively impacted by the change in net working capital accounts as of March 31, 2015 compared to March 31, 2014, with an increase in accounts receivable, deposits, and prepaid expenses and other current assets of approximately $406, $63, $142, a decrease in accounts payable and other liabilities and other items of $379 and $4,589, offset by an increase in accrued license fees and revenue share of approximately $2,988. The increase in accrued license fees and revenue share was driven by working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable. Net cash used in operating activities is further comprised of a decrease in deferred tax assets of $3,156 and an increase in accrued compensation of $325.
During the year ended March 31, 2014, net cash used in operating activities was $7,807, resulting from a net loss of $18,704, offset by net non-cash expenses of $10,151, which included depreciation and amortization, loss on disposal of discontinued operations (net of taxes), stock-based compensation, stock-based compensation related to vesting of restricted stock for services, finance costs, increase in fair value of derivative liabilities, fair value of financing costs related to conversion options, warrants issued for services, impairment of goodwill and intangibles, amortization of debt discount, an increase in accrued interest, settlement of debt with a supplier, stock issued as settlement of debt with a supplier, and revaluation of contingent liability of approximately $1,856, $820, $1,938, $2,755, $1,173, $811, $470, $406, $154, $187, $109, $51, $24, and $603, respectively. Net cash used in operating activities during fiscal 2014 was positively impacted by the change in net working capital accounts as of March 31, 2015 and March 31, 2014, with an increase over the comparative periods in accrued license fees and revenue share, accrued compensation, and other liabilities and other items of approximately $737, $650 and $3,229, offset by an increase in accounts receivable and prepaid expenses and other current assets of approximately $734 and $2,566, respectively. The increase in accounts payable, accrued license fees and revenue share was driven by working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable. Net cash used in operating activities is further comprised of a decrease in deposits and accounts payables of $523 and $893, respectively.
Investing Activities
During the year ended March 31, 2016, cash used in investing activities was approximately $674, which includes capital expenditures of $1,549 comprised mostly of internally-developed software, offset by net cash received from the investment in Sift of $875.
During the year ended March 31, 2015, cash used in investing activities was approximately $878, which includes cash used in the acquisition of the XYO assets of $2,125, capital expenditures net of disposals of $67, cash paid for settlement of contingent liability of $49, offset by cash acquired with the acquisition of Appia, Inc. of $1,363.
During the year ended March 31, 2014, cash used in investing activities was approximately $981, which includes cash used and acquired in the acquisition of MIA of $1,287 and $513, respectively, and capital expenditures, net of disposals, of $207.
Financing Activities
During the year ended March 31, 2016, cash used in financing activities was approximately $12,078, which is primarily attributable to stock issued for cash (net) in stock offering of $12,627 and proceeds received from the exercise of stock options of approximately $51, offset by repayment of principal on the credit facility and loss on exchange rate changes on cash and cash equivalents of approximately $600 and $173, respectively.
During the year ended March 31, 2015, cash provided in financing activities was approximately $511, which is primarily attributable to stock issued for options exercised and warrants exercised of $136 and $375, respectively.
During the year ended March 31, 2014, net cash provided in financing activities was approximately $29,640, which is primarily attributable to stock issued for cash (net) in stock offering of $33,297, and repayment of debt obligations of $3,657.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2016:

		Payments Due by Period
Contractual cash obligations	Total	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020-2021	Thereafter
Principal payments on short-term debt	11,000	11,000	—	—	—
Operating leases	4,299	941	1,769	1,064	525
Interest	1,043	1,043	—	—	—
Uncertain tax positions (a)	—	—	—	—	—
Total contractual cash obligations	16,342	12,984	1,769	1,064	525

(a)
We have approximately $815 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated in fiscal 2017. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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
Revenue Recognition
Advertising
Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Placement (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s software services: mobile application management through Ignite, and user experience and discovery through Discover.

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

•
Through our Ignite and Discover software, we provide application installation and management as well as detailed reporting to advertisers and carriers. We are responsible for billing the advertisers, and for reporting revenues and revenue share to the carriers;

•
As part of the application management process, we use our data, and post-install event data provided back to us by the advertisers, to match applications to end users. We currently target end users based on carrier, geography, demographics (including by handset type), among other attributes, by leveraging carrier data. We have discretion as to which applications are delivered to each end user;

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

In certain instances the carrier may enter directly into a CPI, CPP or CPA arrangement with a developer, where the installation will be made using the Company’s Ignite and Discover software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.
In addition to revenues from application developers and advertising aggregators, the Company may receive fees from the carriers relating to the initial set-up of the arrangements with the carriers. Set-up activities typically include customization, testing and implementation of the Ignite software for specific handsets. When the Company determines that the set-up fees do not have standalone value, such fees are deferred and recognized over the estimated period the carrier benefits from the set-up fee, which is generally the estimated life of the related handsets.
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
Content and Billing
The Company’s Content and Billing revenues are derived primarily from transactions with the carriers’ customers (end users). The carriers bill the end users upon the sale of content, including music, images or games, and the Company shares the end user revenues with the carrier. The end user transactions are processed by the Company’s software services: white labeled mobile storefront and content management solutions through Marketplace, and mobile payments with direct operator billing through Pay.
The Company utilizes its reporting system to capture and recognize revenue due from carriers, based on monthly transactional reporting and other fees earned upon delivery of content to the end user. Determination of the appropriate amount of revenue recognized is based on the Company’s reporting system, but it is possible that actual results may differ from the Company’s estimates once the reports are reconciled with the carrier. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. The Company has not experienced material adjustments to its estimates when the final amounts were reported by carriers. If the Company deems a carrier not to be credit worthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2016, two major customers represented 15.6% and 11.0% of the Company's net accounts receivable balance within both the Content and Advertising businesses, respectively. As of March 31, 2015, the previously mentioned first major Content customer represented 21.1% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the year ended March 31, 2016, the previously mentioned first major customer represented 26.1% of revenue. During the year ended March 31, 2015, the two previously mentioned major customers represented 50.6% and 11.1%, respectively, of revenue and during the year ended March 31, 2014, the two previously mentioned major customers and a third major customer represented 45.8%, 22.2%, and 10.5% of revenue.
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
In the year ended March 31, 2015, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. There were no indications of impairment present during the period ended March 31, 2016.
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
There were no indications of impairment present during the period ended March 31, 2016.  In performing the related valuation analysis the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
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
The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions, including Israel, Germany, Luxembourg, Singapore and Australia. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that positions do not meet the more-likely-than-not recognition threshold. The Company adjusts uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.
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
Recently Issued Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 4 to our Consolidated Financial Statements included in PART II, Item 8 of this Annual Report on Form 10-K.
Recent Developments
On June 13, 2016, DT Media and North Atlantic entered into a Third Amendment to Securities Purchase Agreement, where DT Media agreed to pay North Atlantic the amount of $60 as consideration to extend the Retirement Date (defined below) to July 15, 2016.
On May 6, 2016, DT Media and North Atlantic, entered into a Second Amendment to Securities Purchase Agreement, where DT Media agreed to pay North Atlantic the amount of $140 as a fee in connection with the preparation, negotiation, and execution of this amendment. Pursuant to this amendment, the warrant vesting date was modified to June 15, 2016 (the “Retirement Date”) and provided that the vesting date may be further extended by North Atlantic to no later than June 22, 2016, if North Atlantic believes, in its reasonable discretion, that (i) DT Media is unable to refinance the obligations by the vesting date, (ii) reasonable progress has been made by DT Media in refinancing the obligations, and (iii) in all likelihood, DT Media will be able to refinance the obligations by June 22, 2016. If these conditions are not satisfied or the debt is not refinanced by June 15, 2016, then a warrant for 400,000 shares would be issued to North Atlantic and North Atlantic would receive a board observer. The payment of $140 to North Atlantic was in lieu of any prepayment premium described below.
On February 17, 2016, DT Media and North Atlantic, entered into an amendment to the Securities Purchase Agreement dated March 6, 2015 where DT Media agreed to the prepayment premium in the table below if the debt is retired within the date ranges set forth. Although the Company’s debt to North Atlantic is not due until March 6, 2017, if the debt is not retired by May 6, North Atlantic has a right to receive a warrant for 400,000 shares (0.6% of outstanding as of March 31, 2016) and a board observer right. As the Company is in discussions to refinance its debt, it sought to defer the issuance of the warrant (and board observer rights) in exchange for the prepayment premium. Accordingly, pursuant to this amendment, the warrant vesting was modified to May 6, 2016.

Period	Prepayment Premium (in thousands)
From March 6, 2016 to and including April 6, 2016	$40
From April 7, 2016 until the maturity date	$80
On December 28, 2015, DT Media entered into a license with respect to certain of DT Media’s intellectual property assets with Sift Media, Inc. ("Sift"), in exchange for 9.9% of Sift’s newly-issued Preferred Stock and a cash payment of $1,000. Judson Bowman, a former director of the Company, is the founder, CEO, and majority shareholder of Sift. Mr Bowman stepped down from Digital Turbine's board effective January 25, 2016. For so long as DT Media holds Preferred Stock in Sift, DT Media shall be entitled to nominate for election one member of the five-member Board of Sift, which DT Media nominated as director CEO of Digital Turbine, Bill Stone.

On November 30, 2015, DT Media and Silicon Valley Bank ("SVB"), entered into an amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015. Pursuant to this amendment, the adjusted EBITDA financial covenant was removed and replaced with the requirement to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if Digital Turbine’s cash and cash equivalents held at the SVB or SVB's Affiliates is greater than or equal to $15,000. Furthermore, the Streamline Period, which is not a financial covenant but applies to application of receivables, was amended so that it is achieved if DT Media’s trailing three-month period revenue is not less than 85% of projections for the three months ending August 31, 2015 through November 30, 2015, 75% of projections for the three months ending December 31, 2015 and thereafter, with the projected revenue for such three month period as set forth in DT Media’s operating budget provided to the SVB. This amendment also added the requirement for the Digital Turbine to deliver consolidated financial statements in addition to DT Media.
On June 11, 2015, DT Media and SVB, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which SVB agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility to June 30, 2016, and to make certain other changes to the terms of the existing agreement. The revolving line of credit under the this amendment allows DT Media to borrow up to the lesser of $5,000 or the borrowing base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding, under the revolving line of credit. The revolving line requires interest payable monthly at a floating annual rate equal to (a) during any month for which DT Media maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily consist of interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and cash equivalents consist of cash and deposits which are not insensitive to interest rate changes.
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $0.01 million per year for every $1 million of outstanding debt under the credit facility.”
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar.
While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in the exchange rates. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	60

Consolidated Financial Statements:
Consolidated Balance Sheets	64
Consolidated Statements of Operations and Comprehensive Income / (Loss)	65
Consolidated Statements of Stockholders' Equity	66
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	70
The supplementary financial information required by this Item 8 is set forth in Note 19 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digital Turbine, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 14, 2016 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ SingerLewak LLP

Los Angeles, California
June 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digital Turbine, Inc. and Subsidiaries

We have audited Digital Turbine, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting; this includes deficiencies in the design and operations of monitoring controls over information technology systems. Furthermore, the Company’s financial reporting and close process is not operating effectively, specifically related to the aggregation of deficiencies related to the lack of formal accounting policies, processes and technical resources restraints, and a reliance on a manual close process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated June 14, 2016 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016, and our report dated June 14, 2016 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California
June 14, 2016
Digital Turbine, Inc. and Subsidiaries

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2016	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$11,231	$7,069
Restricted cash	—	200
Accounts receivable, net of allowances of $464 and $698, respectively	17,519	12,174
Deposits	213	109
Deferred financing costs	128	—
Deferred tax assets	—	82
Prepaid expenses and other current assets	583	640
Total current assets	29,674	20,274
Property and equipment, net	1,784	614
Investment in Sift	999	—
Deferred tax assets	500	—
Intangible assets, net	12,490	24,936
Goodwill	76,621	76,747
TOTAL ASSETS	$122,068	$122,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,300	$8,118
Accrued license fees and revenue share	9,622	6,833
Accrued compensation	1,353	2,184
Short-term debt, net of discounts of $440 and 0, respectively	10,560	3,600
Deferred tax liabilities	—	217
Other current liabilities	2,147	3,000
Total current liabilities	38,982	23,952
Long-term debt, net of discounts of $0 and 910, respectively	—	7,090
Other non-current liabilities	815	—
Total liabilities	39,797	31,042
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016; 57,917,565 issued and 57,162,967 outstanding at March 31, 2015;	8	7
Additional paid-in capital	295,423	276,500
Treasury stock (754,599 shares at March 31, 2016 and March 31, 2015)	(71)	(71)
Accumulated other comprehensive loss	(202)	(52)
Accumulated deficit	(212,987)	(184,955)
Total stockholders' equity	82,271	91,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,068	$122,571
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)
(in thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014
Net revenues	$86,541	$28,252	$24,404
Cost of revenues
License fees and revenue share	66,185	20,110	14,789
Other direct cost of revenues	10,537	2,010	1,769
Total cost of revenues	76,722	22,120	16,558
Gross profit	9,819	6,132	7,846
Operating expenses
Product development	10,983	7,905	7,869
Sales and marketing	6,067	2,933	1,915
General and administrative	18,705	19,031	13,586
Total operating expenses	35,755	29,869	23,370
Loss from operations	(25,936)	(23,737)	(15,524)
Interest and other expense, net
Interest expense, net	(1,816)	(234)	(1,407)
Foreign exchange transaction gain / (loss)	(29)	32	33
Change in fair value of warrant derivative liabilities loss	—	—	(811)
Loss on extinguishment of debt	—	—	(442)
Gain / (loss) on settlement of debt	—	(9)	74
Gain / (loss) on disposal of fixed assets	(37)	2	—
Gain on change in valuation of long-term contingent liability	—	—	603
Other income	—	46	—
Total interest and other expense, net	(1,882)	(163)	(1,950)
Loss from operations before income taxes	(27,818)	(23,900)	(17,474)
Income tax provision / (benefit)	214	747	(272)
Net loss from continuing operations, net of taxes	(28,032)	(24,647)	(17,202)
Discontinued operations, net of taxes
Loss from operations of discontinued component (including gain on disposal of $1,077)	—	—	(1,502)
Net loss from discontinued operations, net of taxes	—	—	(1,502)
Net loss	(28,032)	(24,647)	(18,704)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(150)	147	67
Comprehensive loss	$(28,182)	$(24,500)	$(18,637)
Basic and diluted net loss per common share	$(0.46)	$(0.63)	$(0.68)
Continuing operations	(0.46)	(0.63)	(0.63)
Discontinued operations	—	—	(0.05)
Net loss	(0.46)	(0.63)	(0.68)
Weighted-average common shares outstanding, basic and diluted	61,763	38,967	27,478
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2013	18,467,894	$7	100,000	$100	754,599	$(71)	$142,571	$(266)	$(141,604)	$737
Net loss									(18,704)	(18,704)
Foreign currency translation								67		67
Fractional shares due to split	(118)									—
Warrants exercised	992,046									—
Options exercised	154,048									—
Vesting of shares issued to employees							640			640
Vesting of options issued to employees							1,938			1,938
Vesting of restricted stock for services							1,351			1,351
Shares of restricted stock issued for services	254,020						390			390
Vesting of restricted stock related to acquisition							374			374
Issuance of common stock for financing costs related to acquisition	109,964						472			472
Issuance of common stock related to acquisition	1,516,044						5,485			5,485
Change in fair value of convertible debt							313			313
Issuance of common stock for cash	771,428						2,700			2,700
Issuance of convertible debt							1,064			1,064
Vesting of warrants issued for services rendered							406			406
Issuance of warrants and extend existing warrants related to convertible debt							476			476
Issuance of shares related to convertible debt	80,000						248			248
Convertible debt converted to stock	4,783,378						4,373			4,373
Shares issued as settlement of debt	9,750						24			24
Issuance of common stock as part of public offering, less costs	10,249,975						30,597			30,597
Balance at March 31, 2014	37,388,429	$7	100,000	$100	754,599	$(71)	$193,422	$(199)	$(160,308)	$32,951

Net loss									(24,647)	(24,647)
Foreign currency translation								147		147
Vesting of shares issued to employees	80,064						576			576
Shares vested in connection with a separation agreement							1,967			1,967
Cancellation of shares issued to employee	(8,131)						(27)			(27)
Vesting of options issued to employees							3,292			3,292
Vesting of restricted stock for services	119,305						490			490
Shares issued as settlement of debt	65,000						248			248
Issuance of common stock related to debt	200,000						788			788
Shares issued to employees assumed in acquisition	67,827						42			42
Options assumed in acquisition							633			633
Warrant issued to debt-holder in connection with new debt							156			156
Issuance of common stock related to acquisition	18,883,723						74,402			74,402
Options exercised	53,333						136			136
Warrant exercised	313,417						375			375
Balance at March 31, 2015	57,162,967	7	100,000	100	754,599	(71)	276,500	(52)	(184,955)	$91,529
Net loss									(28,032)	(28,032)
Foreign currency translation								(150)		(150)
Cancellation of shares issued to employees	(454,164)									—
Stock-based compensation							5,096			5,096
Stock-based compensation related to vesting of restricted stock for services	233,928						867			867
Options exercised	66,682						51			51
Cashless exercise of a warrant	452,974									—
Cancellation of shares held in escrow related to Appia acquisition	(10,874)									—
Stock issued for settlement of liability	117,000						283			283
Shares cancelled	(23,907)									—
Stock issued for cash in stock offering	8,740,000	1					12,626			12,627
Balance at March 31, 2016	66,284,606	8	100,000	100	754,599	(71)	295,423	(202)	(212,987)	$82,271
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	(28,032)	(24,647)	(18,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations, net of taxes	—	—	820
Depreciation and amortization	10,974	2,108	1,856
Change in allowance for doubtful accounts	(234)	698	—
Amortization of debt discount	470	34	187
Accrued interest	12	77	109
Finance costs	—	—	1,173
Fair value of financing costs related to conversion options	—	—	470
Stock-based compensation	5,095	5,850	1,938
Stock-based compensation related to restricted stock for services rendered	867	490	2,755
Warrants issued for services	—	—	406
Stock issued as settlement of debt with a supplier	—	—	24
Settlement of debt with a supplier	—	—	51
Revaluation of contingent liability	—	—	(603)
Impairment of intangibles	—	—	154
Increase in fair value of derivative liabilities	—	—	811
Stock issued for settlement of liability	283	—	—
(Increase)/decrease in assets:
Restricted cash transferred to/(from) operating cash	200	—	(200)
Accounts receivable	(5,111)	(406)	(734)
Deposits	(104)	(63)	523
Deferred tax assets	(418)	3,156	—
Deferred financing costs	(128)	—	—
Prepaid expenses and other current assets	57	(142)	(2,566)
Increase/(decrease) in liabilities:
Accounts payable	7,308	(379)	(893)
Accrued license fees and revenue share	2,789	2,988	737
Accrued compensation	(831)	325	650
Other liabilities and other items	(266)	(4,589)	3,229
Net cash used in operating activities	(7,069)	(14,500)	(7,807)

Cash flows from investing activities
Purchase and disposal of property and equipment, net	(1,549)	(67)	(207)
Settlement of contingent liability	—	(49)	—
Cash used in acquisition of assets	—	(2,125)	—
Net cash from investment in Sift	875	—	—
Cash used in acquisition of subsidiary	—	—	(1,287)
Cash acquired with acquisition of subsidiary	—	1,363	513
Net cash used in investing activities	(674)	(878)	(981)

Cash flows from financing activities
Stock issued for cash in stock offering, net	12,627	—	33,297
Repayment of debt obligations	(600)	—	(3,657)
Options exercised	51	136	—
Warrant exercised	—	375	—
Net cash provided by financing activities	12,078	511	29,640

Effect of exchange rate changes on cash and cash equivalents	(173)	131	(196)

Net change in cash and cash equivalents	4,162	(14,736)	20,656

Cash and cash equivalents, beginning of year	7,069	21,805	1,149

Cash and cash equivalents, end of year	$11,231	$7,069	$21,805

Supplemental disclosure of cash flow information

Interest paid	$1,011	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Contingency earn out on acquisition of subsidiary, net of discount	$—	$—	$238
Common stock of the Company issued for acquisition of subsidiary	$—	$75,035	$4,449
Cashless exercise of options to purchase common stock of the Company	$—	$—	$854
Cashless exercise of warrants to purchase common stock of the Company	$566	$—	$5,914
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
1.    Organization
Digital Turbine was incorporated in the state of Delaware in 1998. Digital Turbine, through its subsidiaries, works at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, app advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition.
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. In fiscal 2014, the Company raised $33,297 through equity financings. The Company completed a public offering on October 2, 2015, netting cash proceeds to the Company of $12,627. The Company expects to use net cash proceeds from the offering for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures. The Company believes that it has, after the public offering, sufficient cash, cash equivalents, and capital resources to operate its business at least through March 31, 2017. As of March 31, 2016, the Company had approximately $11,231 of cash and cash equivalents, which includes the cash gross proceeds of $1,000 received from the Sift transaction. Additionally, the Company currently has a $5,000 revolving credit facility in place with SVB which it uses to fund working capital requirements, as needed. As of March 31, 2016, the Company also had $3,000 outstanding on its revolving credit facility with SVB. As of March 31, 2016, the Company had fully paid off its term loan with SVB.
Pursuant to the amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, entered into by DT Media and SVB on November 30, 2015, the covenant requirement was put in place for the Company to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at SVB or SVB's Affiliates is greater than or equal to $15,000. As of April 30, 2016, given the Company did not meet the requirements set forth in (a) and (b) noted previously, the Company was required to maintain an adjusted quick ratio of not less than 0.90:1.00. As of April 30, 2016, the Company's quick ratio was estimated at 0.89 versus the 0.90 minimum level.
On June 10, 2016, prior to the required testing of the above-mentioned covenant, SVB and DT Media entered into a Consent Agreement, effective as of May 31, 2016, whereby SVB provided its consent to DT Media (for a de minimis fee) to not exercise any rights or remedies solely in connection with the non-compliance with such covenant for the period ended April 30, 2016, without which consent DT Media would have been in default of the Loan Agreement. Please see "Risk Factors" included in PART I Item 1A. of this Annual Report on Form 10-K within section "General Risk - The Company has secured indebtedness, which could limit its financial flexibility", regarding financial covenant compliance.
Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand and access to the $5,000 revolving credit facility, which matures on June 30, 2016. In addition, the Company may make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including Real-Time Bidding ("RTB"), integration of Content/Pay into advertising infrastructure, or new product development, and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and organic growth opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$513
Accounts receivable	2,809
Prepaid expenses and other assets	896
Property, plant and equipment	300
Customer relationships	1,600
Developed technology	3,400
Trade names/trademarks	54
Library	300
Goodwill	2,654
Accounts payable	(1,151)
Accrued liabilities	(2,890)
Accrued compensation	(345)
Purchase price	$8,140
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
The amortization period for the intangible assets acquired in the MIA transaction is as follows:

Remaining Useful Life
Customer relationships	14 years
Developed technology	5 years
Trade names/trademarks	5 years
Library	5 years
Goodwill	Indefinite
Xyologic Mobile Analysis
On October 9, 2014, the Company acquired certain intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO"), related to mobile application recommendation, search and discovery. The Company has completed the integration of the acquired technology into the DT Discover software solution.
The acquisition was effected pursuant to an Asset Purchase Agreement dated October 8, 2014 (the “Asset Purchase Agreement”). The aggregate purchase price was US $2,500, paid in cash, subject to a twelve (12) month hold-back of US $375, which acts as partial security for potential future indemnification claims. During April 2016, the Company reached a settlement with the sellers of XYO, whereby the Company was relieved of the $375 liability.
The purchase price fair values have been allocated to goodwill of $1,000 and developed technology of $1,500. The Company finalized the purchase price allocation in the year ended March 31, 2015.
Appia, Inc.
On March 6, 2015, the Company completed the merger of Appia, Inc. into its wholly owned subsidiary, DT Media Merger Sub, Inc.  The surviving entity was renamed Digital Turbine Media, Inc. (“DT Media”). Under the Merger Agreement, the Company is to issue shares of its common stock in exchange for all of Appia Inc's outstanding common and preferred stock and warrants.
The number of shares that were issued by the Company is subject to adjustment based on Appia Inc's working capital and net indebtedness as of the closing date of the merger. Based on Appia Inc's working capital and net indebtedness as of March 6, 2015, the Company issued 18,883,723 shares of its common stock and reserved 245,955 of its common stock for Appia Inc's equity awards outstanding at the closing date that are assumed by the Company and converted into equity awards for Digital Turbine common stock. Vested equity awards held by Appia Inc's employees and service providers are considered part of the purchase price; accordingly, the estimated purchase price includes an estimated fair value of equity awards to be issued by the Company of approximately $633. The value of the Company’s common stock used to estimate the purchase price was $3.94 per share, the closing price on March 6, 2015. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition, based on information available as of March 31, 2016. These final fair values differ from the estimated fair values reflected in the pro forma financial information included in the Company’s previously filed S-4 to the availability of additional and updated information. In the year ended March 31, 2016, the Company adjusted the purchase price allocation of DT Media due to the finalization of the working capital adjustment, which resulted in a net decrease in goodwill of $126, from $69,438 down to $69,312 as detailed in the table below.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$1,363
Accounts receivable	7,364
Prepaid expenses and other assets	171
Property, plant and equipment	229
Developed technology	7,700
Advertiser relationships	6,500
Publisher relationships	3,200
Trade names/trademarks	380
Goodwill	69,312
Accounts payable	(5,179)
Accrued expenses	(4,531)
Debt	(11,600)
Purchase price	$74,909
The amortization period for the intangible assets acquired in the DT Media transaction is as follows:

Useful Life
Developed technology	4 years
Trade names/trademarks	2 years
Publisher relationships	2 years
Advertiser relationships	2 years
Goodwill	Indefinite
The pro forma financial information of the Company’s consolidated operations if the acquisition of DT Media, Inc. had occurred as of April 1, 2013 is presented below.

	Unaudited Year Ended March 31,
	2015	2014
Revenues	$57,978	$73,533
Cost of goods sold	45,580	52,638
Gross profit	12,398	20,895
Operating expenses	43,644	37,072
Loss from operations	31,246	16,177
Non-operating expense	3,372	1,950
Provision for income taxes	541	864
Net loss	$35,159	$18,991
Basic and diluted loss per share	$0.90	$0.49
The operating results of DT Media are included in the accompanying consolidated statements of operations from the acquisition date. The combined consolidated operating results from the acquisition date to March 31, 2015 are included in the table below. The combined consolidated operating results for fiscal 2016 include a full year of operating results of DT Media.

Unaudited
Revenues	$3,251
Cost of goods sold	3,227
Gross profit	24
Operating expenses	1,194
Loss from operations	1,170
Non-operating expense	113
Provision for income taxes	—
Net loss	$1,283
TWISTBOX
On February 13, 2014, the Company sold its wholly-owned subsidiary, Twistbox, and its subsidiaries.
The Company sold Twistbox for $0.001 at closing plus potential future payments from the buyer (seller earn-out) related to contracts assumed by the buyer and contracts sourced by the Company post-closing. Under the stock purchase agreement, the buyers assumed net liabilities of $2,300, while the Company left $100 in the Twistbox bank account, and took financial responsibility for the French and German employees and the facility lease in Germany. The Company indemnified the buyer for any losses that may result from select liabilities assumed by the buyer up to $336 for a period of eighteen months following the closing. This amount, along with other liabilities related to accrued compensation, total $440.
In accordance with FASB ASC 205-20, Discontinued Operations, the operating results and net assets and liabilities related to Twistbox were reclassified as of February 13, 2014 and reported as discontinued operations in the accompanying consolidated financial statements.
The Company recorded a loss on the sale of $1,502.
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. See Part I for a detailed listing of the Company's wholly-owned subsidiaries.
Revenue Recognition
Advertising
Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Placement (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s software services: mobile application management through Ignite, and user experience and discovery through Discover. The Company recognizes advertising related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.
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

•
Through our Ignite and Discover software, we provide application installation and management as well as detailed reporting to advertisers and carriers. We are responsible for billing the advertisers, and for reporting revenues and revenue share to the carriers;

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

In certain instances the carrier may enter directly into a CPI, CPP or CPA arrangement with a developer, where the installation will be made using the Company’s Ignite and Discover software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.
In addition to revenues from application developers and advertising aggregators, the Company may receive fees from the carriers relating to the initial set-up of the arrangements with the carriers. Set-up activities typically include customization, testing and implementation of the Ignite software for specific handsets. When the Company determines that the set-up fees do not have standalone value, such fees are deferred and recognized over the estimated period the carrier benefits from the set-up fee, which is generally the estimated life of the related handsets.
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

Content and Billing
The Company’s Content and Billing revenues are derived primarily from transactions with the carriers’ customers (end users). The carriers bill the end users upon the sale of content, including music, images or games, and the Company shares the end user revenues with the carrier. The end user transactions are processed by the Company’s software services: white labeled mobile storefront and content management solutions through Marketplace, and mobile payments with direct operator billing through Pay. The Company recognizes Content related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.
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

Deposits
As of March 31, 2016, the Company has deposits of $213 comprised of facility and equipment lease deposits, as compared to $109 as of March 31, 2015.
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
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred.  We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For fiscal 2016, 2015, and 2014 the Company capitalized software development costs in the amount of $1,263, $62, and $0.
Product Development Costs
The Company charges costs related to research, design and development and deployment of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was $396, $406, and $186 in the years ended March 31, 2016, 2015, and 2014, respectively.
Fair Value of Financial Instruments
As of March 31, 2016 and 2015, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.
Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $(150), $147, and $67 in the years ended March 31, 2016, 2015, and 2014 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2016, two major customers represented 15.6% and 11.0% of the Company's net accounts receivable balance within both the Content and Advertising businesses, respectively. As of March 31, 2015, the previously mentioned first major Content customer represented 21.1% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the year ended March 31, 2016, the previously mentioned first major customer represented 26.1% of our consolidated net revenues. During the year ended March 31, 2015, the two previously mentioned major customers represented 50.6% and 11.1%, respectively, of our consolidated net revenues, and during the year ended March 31, 2014, the two previously mentioned major customers and a third major customer represented 45.8%, 22.2%, and 10.5% of our consolidated net revenues.
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
Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20 Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and trade names, is not amortized to expense, but rather they are evaluated at least on an annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.
Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2016, no impairment of goodwill existed at March 31, 2016. See disclosure surrounding additional procedures performed by the Company in performing its fiscal 2016 annual impairment test at “Goodwill” in Note 9 of the Notes to the Consolidated Financial Statements.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2016 and March 31, 2015. In the fiscal year ended March 31, 2014, the Company determined that there was an impairment of intangible assets of $154 related to the change in trade names as the Company has rebranded its acquisitions under the Digital Turbine name. The impairment is detailed in Note 10 to our consolidated financial statements under Item 8 of this Annual Report.
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
Recently Issued Accounting Pronouncements
February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating the impact of the adoption on the consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU on a prospective basis in the fourth quarter of the 2016 fiscal year.
In September 2015, the FASB issued accounting guidance which simplifies measurement period adjustments in a business combination under ASU 2015-16. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the impact of the adoption on the consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and Minor Improvements. The amendments in the ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments were effective upon the issuance of the ASU on June 12, 2015.
In May 1, 2015, the FASB issued ASU No. 2015-5, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-5") to reduce the diversity in practice, and reduce the costs and complexity of assessing fees paid in a Cloud Computing Arrangements (“CCA”). While the new standard does not provide explicit guidance on how to account for fees paid in a CCA, it does provide guidance on which existing accounting model should be applied. ASU No. 2015-5 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2017 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company expects to adopt this guidance during its 2017 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition, and cash flows.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU provide guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
In January 2015, the FASB issued ASU No. 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).  The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of the financial statements. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2018, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.
In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-8 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.
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
6.    Accounts Receivable

	March 31, 2016	March 31, 2015
Billed	$13,220	$8,408
Unbilled	4,763	4,464
Allowance for doubtful accounts	(464)	(698)
Accounts receivable, net	$17,519	$12,174
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of March 31, 2016 are expected to be billed and collected within twelve months.
The Company recorded $132, $505, and $13 of bad debt expense during the years ended March 31, 2016, 2015, and 2014.
7.    Property and Equipment

	March 31, 2016	March 31, 2015
Computer-related equipment	$2,775	$727
Furnitures and fixtures	33	28
Leasehold improvements	74	32
	2,882	787
Accumulated depreciation	(1,098)	(173)
Property and equipment, net	$1,784	$614
Depreciation expense for the years ended March 31, 2016, 2015, and 2014 was $437, $98, and $87, respectively.
8.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). In the year ended March 31, 2016, in connection with the acquisition of Appia, the Company assumed the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). The 2011 Plan and 2007 Plan are collectively referred to as “Digital Turbine’s Incentive Plans.” Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which approximately 11,886,707 and 14,393,741 remained available for future grants as of March 31, 2016 and 2015, respectively.
Stock Option Agreements
Stock options granted under the Company’s Incentive Plans typically vest over a three to four years period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2016, in connection the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase the shares of the Company’s common stock. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2014	3,467,810	$5.05	8.33	$2,318
Assumed through acquisitions (a)	245,955	0.64
Granted	3,124,200	4.06
Forfeited/Canceled	(994,874)	3.24
Exercised	(53,333)	2.56
Options Outstanding, March 31, 2015	5,789,758	4.65	8.35	1,319
Granted	3,959,150	2.05
Forfeited/Canceled	(1,857,830)	3.37
Exercised	(66,683)	0.77
Options Outstanding, March 31, 2016	7,824,395	$3.61	8.24	$110
Vested and expected to vest (net of estimated forfeitures) at March 31, 2016 (b)	6,116,010	3.92	7.96	103
Exercisable, March 31, 2016	2,943,295	$5.42	6.57	$90

(a)
During fiscal year ended March 31, 2015, in connection with the Appia acquisition, Digital Turbine, Inc. assumed approximately 246,000 stock options, with a weighted-average exercise price per share of $0.64.

(b)
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2016 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2016. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.

Information about options outstanding and exercisable at March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	8,065	$0.24	3.99	8,065	$0.24
$0.51 - 1.00	153,071	0.65	6.30	149,297	0.65
$1.01 - 1.50	2,064,650	1.38	5.05	6,250	1.18
$1.51 - 2.00	407,167	1.51	9.60	37,500	1.51
$2.01 - 2.50	253,776	2.43	4.83	170,443	2.41
$2.51 - 3.00	1,214,888	2.62	8.51	577,128	2.65
$3.51 - 4.00	1,626,634	3.93	8.67	718,717	3.93
$4.01 - 4.50	1,566,144	4.20	7.68	777,145	4.21
$4.51 - 5.00	60,000	4.65	6.99	60,000	4.65
$5.01 and over	470,000	$16.32	2.76	438,750	$17.06
	7,824,395			2,943,295

Other information pertaining to stock options for the Stock Plans is as follows:

	March 31,
	2016	2015	2014
Total fair value of options vested	$5,288	$3,155	$580
Total intrinsic value of options exercised (a)	$3	$71	$554

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

The weighted-average grant-date fair value for the options granted during the fiscal years ended March 31, 2016, 2015, and 2014 was $1.60, $3.44, and $3.33 respectively.

At March 31, 2016 and March 31, 2015, there was $9,377 and $11,492 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.6 years and 2.4 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, Digital Turbine Inc. typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The fair value of options assumed under the Appia Plan was estimated as of the March 6, 2015 closing date using the Black-Scholes option pricing model. The assumptions utilized in this model during fiscal 2016 and 2015 are presented below.

March 31,
	2016	2015	2014
Risk-free interest rate	1.37% to 2.27%	1.37% to 1.79%	1.36% to 1.71%
Expected life of the options	5.73 to 10 years	5.73 to 6 years	5.27 to 6 years
Expected volatility	78% to 145%	115% to 145%	150% to 155%
Expected dividend yield	—%	—%	—%
Expected forfeitures	10% to 35%	10% to 35%	10% to 35%
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
Total stock compensation expense for the Company’s equity plans, which includes both stock options and restricted stock is included in the following statements of operations components. Please see Note 13 regarding restricted stock:

	Year Ended March 31,
	2016	2015	2014
Product development	$—	$—	$—
Sales and marketing	—	—	—
General and administrative	5,963	6,340	4,693
Total	$5,963	$6,340	$4,693
9.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	Content	O&O	A&P	Total
Goodwill as of March 31, 2013	$2,523	$1,065	$—	$3,588
Adjustments	1,249	—	—	1,249
Goodwill as of March 31, 2014	$3,772	$1,065	$—	$4,837
Adjustments	1,472	41,203	29,235	71,910
Goodwill as of March 31, 2015	5,244	42,268	29,235	76,747
Adjustments	—	—	(126)	(126)
Goodwill as of March 31, 2016	$5,244	$42,268	$29,109	$76,621
Fair value is defined under ASC 820, Fair Value Measurements and Disclosures as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company considered the income and market approaches to derive an opinion of value. Under the income approach, the Company utilized the discounted cash flow method, and under the market approach, consideration was given to the guideline public company method, the merger and acquisition method, and the market capitalization method.
Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in Part I, Item 1 under the section “Business” of this Form 10-K.
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.
For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2016 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the valuation performed for fiscal 2016, all goodwill reporting units have an estimated fair value in excess of their respective carrying values. The estimated fair values of two of the goodwill reporting units exceeded their carrying values by over 10%. One of the goodwill reporting unit’s estimated fair value exceeded the carrying value by less than 10%.
As a result of all goodwill reporting units having an estimated fair value in excess of their respective carrying values, the second step of the goodwill impairment test was not necessary.
In the year ended March 31, 2016, the Company adjusted the purchase price allocation of DTM due to the finalization of the working capital adjustment, which resulted in a net decrease in goodwill of $126.
In the year ended March 31, 2015, the Company finalized the purchase price allocation of MIA, which resulted in an adjustment to goodwill of $1,472, and acquired XYO and Appia, Inc. which resulted in an increase in goodwill of $1,000 and $69,438, respectively.
In the year ended March 31, 2014, there was a net increase in goodwill of $1,249, which included an increase in goodwill of $1,182 related to acquisition of MIA, an increase in goodwill of $209 related to adjustment to goodwill for tax, and a decrease in goodwill of $142 related to discontinued operations.

10.    Intangible Assets
We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts.
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no other indications of impairment present during the fiscal year ended March 31, 2016. In the fiscal year ended March 31, 2015, the Company determined there to be a need to accelerate amortization expense by $224 due to the Company's decision to stop using the Appia trade name, rename, and re-brand the trademarks acquired through the Appia acquisition. There were no other indications of impairment present during the period ended March 31, 2015. In the fiscal year ended March 31, 2014, the Company recorded an impairment charge of $154 to write down trade names pursuant to its decision to rename and rebrand the subsidiaries under DT to DT EMEA and DT APAC. There were no other indications of impairment present during the period ended March 31, 2014.
The components of intangible assets as at March 31, 2016 and 2015 were as follows:

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,949)	$6,595
Trade name/trademark	380	(380)	—
Customer list	11,300	(5,534)	5,766
License agreements	355	(226)	129
Total	$23,579	$(11,089)	$12,490

	As of March 31, 2015
	Cost	Accumulated Amortization	Net
Software	$13,480	$(2,489)	$10,991
Trade name/trademark	380	(14)	366
Customer list	14,755	(1,379)	13,376
License agreements	355	(152)	203
Total	$28,970	$(4,034)	$24,936
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.
During the years ended March 31, 2016, 2015, and 2014, the Company recorded amortization expense in the amount of $10,537, $2,010, and $1,769, respectively.
Included in the $10,537 amortization expense recorded during the year ended March 31, 2016 is $2,404 of amortization expense recorded for customer relationship intangible assets related to a customer relationship the Company terminated from our September 2012 acquisition of Logia Mobile Ltd.

In connection with the Company's investment in Sift, the Company recorded approximately a $1,874 reduction to the cost basis of internal use software acquired in the Appia Inc. transaction as the licensing technology in the Sift agreement was specifically tied to such software. We do not expect any further adjustments to the software intangibles related to this transaction.
Based on the amortizable intangible assets as of March 31, 2016, we estimate amortization expense for the next five years to be as follows:

As of Year Ending March 31,	Amortization Expense
2017	$7,129
2018	2,530
2019	1,756
2020	271
2021	114
Future	690
Total	$12,490
Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2013	4,757
Amortization of intangibles	(1,769)
Acquisition	6,826
Impairment	(154)
Disposal of subsidiary	(586)
Balance as of March 31, 2014	9,074
Amortization of intangibles	(2,010)
Purchase price allocation adjustment	(1,472)
Acquisition of XYO	1,500
Acquisition of Appia	17,780
Capitalized developed software	64
Balance as of March 31, 2015	24,936
Amortization of intangibles	(8,168)
Customer relationship intangible asset write-off	(2,404)
Reduction in software intangibles related to Sift Transaction	(1,874)
Balance as of March 31, 2016	$12,490
11.    Debt

	March 31, 2016	March 31, 2015
Short-Term Debt
Term loan, principal	$—	$600
Revolving line of credit, principal	3,000	3,000
Senior secured debenture, net of discounts of $440 and $0, respectively	7,560	—
Total	$10,560	$3,600

	March 31, 2016	March 31, 2015
Long-Term Debt
Senior secured debenture, net of discounts of $0 and $910, respectively	$—	$7,090
Senior Debt
On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., DT Media entered into a Second Amended and Restated Loan and Security Agreement with SVB in connection with the closing of the Appia, Inc. acquisition, which included a term loan and revolving line of credit. This amendment replaced and restated Appia Inc's prior loan agreement with SVB, and was then amended and restated in June 2015 (as described under "Revolving Line of Credit"). As of March 31, 2016, the term loan has been fully paid off, whereas at March 31, 2015 the balance was $600.
Revolving Line of Credit
On June 11, 2015, DT Media, and SVB, entered into a Third Amended and Restated Loan and Security Agreement, pursuant to which SVB agreed to amend and restate the existing Second Amended and Restated Loan and Security Agreement to increase the revolving line of credit available under such facility from $3,500 to $5,000, to extend the maturity date under the facility from June 30, 2015 to June 30, 2016, and to make certain other changes to the terms of the existing agreement.
The revolving line of credit under this amendment allows DT Media to borrow up to the lesser of $5,000 or the Borrowing Base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding, under the revolving line of credit. At March 31, 2016 and March 31, 2015, DT Media had borrowed $3,000 under the revolving line. The revolving line matures on June 30, 2016, with interest payable monthly at a floating annual rate equal to (a) during any month for which DT Media maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%). At March 31, 2016, the interest rate was 6.25%.
On November 30, 2015, DT Media and SVB, entered into an amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015. Pursuant to this amendment, the adjusted EBITDA financial covenant was removed and replaced with the requirement to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at SVB or SVB's Affiliates is greater than or equal to $15,000. Furthermore, the Streamline Period, which is not a financial covenant but applies to application of receivables, was amended so that it is achieved if DT Media’s trailing three-month period revenue is not less than 85% of projections for the three months ending August 31, 2015 through November 30, 2015, 75% of projections for the three months ending December 31, 2015 and thereafter, with the projected revenue for such three month period as set forth in DT Media’s operating budget provided to SVB. This amendment also added the requirement for the Company to deliver consolidated financial statements in addition to DT Media. At March 31, 2016, DT Media and the Company were compliant with all covenants. The Company was non-Streamline as of March 31, 2016.
DT Media’s obligations under this amendment are secured by substantially all of DT Media’s assets. Additionally, Digital Turbine, Inc. has guaranteed DT Media’s obligations under this amendment, and pledged substantially all of its assets, including its intellectual property, to SVB in support of this amendment.
Pursuant to the amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, entered into by DT Media and SVB on November 30, 2015, the covenant requirement was put in place for the Company to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at SVB or SVB's Affiliates is greater than or equal to $15,000. As of April 30, 2016, given the Company did not meet the requirements set forth in (a) and (b) noted previously, the Company was required to maintain an adjusted quick ratio of not less than 0.90:1.00. As of April 30, 2016, the Company's quick ratio was estimated at 0.89 versus the 0.90 minimum level.
On June 10, 2016, prior to the required testing of the above-mentioned covenant, SVB and DT Media entered into a Consent Agreement, effective as of May 31, 2016, whereby SVB provided its consent to DT Media (for a de minimis fee) to not exercise any rights or remedies solely in connection with the non-compliance with such covenant for the period ended April 30, 2016, without which consent DT Media would have been in default of the Loan Agreement. Please see "Risk Factors"

included in PART I Item 1A. of this Annual Report on Form 10-K within section "General Risk - The Company has secured indebtedness, which could limit its financial flexibility", regarding financial covenant compliance.
Subordinated Debenture and Warrant
On March 6, 2015, in connection with the acquisition of DT Media, the Company entered into a Securities Purchase Agreement with North Atlantic, pursuant to which DT Media sold a senior secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by Appia, Inc. to North Atlantic, which were cancelled.
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
In connection with the issuance of the New Debenture, the Company issued to North Atlantic (i) 200,000 shares of the Company’s common stock, and (ii) a warrant to purchase an additional 400,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is not exercisable until the one year anniversary of the closing date of the merger and would have terminated if the Company had repaid the New Debenture prior to such one year anniversary. The value of the common shares, and the estimated value of the warrant, have been recorded as debt discount and are being amortized over the term of the New Debenture during the years ended March 31, 2016, 2015. During the years ended March 31, 2016 and 2015, debt discount amortized amounted to $470 and $34, respectively, with the debt discount balance amounting to $440 and $910 at March 31, 2016 and 2015, respectively.
On February 17, 2016, DT Media and North Atlantic, entered into an amendment to the Securities Purchase Agreement dated March 6, 2015 where DT Media agreed to the prepayment premium in the table below if the debt is retired within the date ranges set forth. Although the Company’s debt to North Atlantic is not due until March 6, 2017, if the debt is not retired by May 6, North Atlantic has a right to receive a warrant for 400,000 shares (0.6% of outstanding as of March 31, 2016) and a board observer right. As the Company is in discussions to refinance its debt, it sought to defer the issuance of the warrant (and board observer rights) in exchange for the prepayment premium. Accordingly, pursuant to this amendment, the warrant vesting was modified to May 6, 2016.

Period	Prepayment Premium
From March 6, 2016 to and including April 6, 2016	$40
From April 7, 2016 until the maturity date	$80
On May 6, 2016, DT Media and North Atlantic, entered into a Second Amendment to Securities Purchase Agreement, where DT Media agreed to pay North Atlantic the amount of $140 as a fee in connection with the preparation, negotiation, and execution of this amendment. Pursuant to this amendment, the warrant vesting date was modified to June 15, 2016 (the “Retirement Date”) and provided that the vesting date may be further extended by North Atlantic to no later than June 22, 2016, if North Atlantic believes, in its reasonable discretion, that (i) DT Media is unable to refinance the obligations by the vesting date, (ii) reasonable progress has been made by DT Media in refinancing the obligations, and (iii) in all likelihood, DT Media will be able to refinance the obligations by June 22, 2016. If these conditions are not satisfied or the debt is not refinanced by June 15, 2016, then a warrant for 400,000 shares would be issued to North Atlantic and North Atlantic would receive a board observer. The payment of $140 to North Atlantic was in lieu of any prepayment premium described above.
On June 13, 2016, DT Media and North Atlantic entered into a Third Amendment to Securities Purchase Agreement, where DT Media agreed to pay North Atlantic the amount of $60 as consideration to extend the Retirement Date to July 15, 2016.

The New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash, and other customary covenants. At March 31, 2016, DT Media and the Company were compliant with all such covenants.
The Company’s required principal repayments for its outstanding debt as of March 31, 2016, are as follows:

	Revolving Line of Credit	Subordinated Debenture
June 30, 2016	$3,000	$—
March 6, 2017	—	8,000
Total	$3,000	$8,000
12.    Related-Party Transactions
On December 28, 2015, DT Media entered into a license with respect to certain of DTM’s intellectual property assets with Sift, in exchange for 9.9% of Sift’s newly-issued Preferred Stock and a cash payment of $1,000. Judson Bowman, a Director at the time of the transaction, is the founder, CEO, and majority shareholder of Sift. Mr Bowman has subsequently stepped down from Digital Turbine's board effective January 25, 2016. For so long as DT Media holds Preferred Stock in Sift, DT Media shall be entitled to nominate for election one member of the five-member Board of Sift, which DT Media nominated as director Bill Stone, CEO of Digital Turbine.
The investment in Sift’s Preferred Stock is recorded at cost, equal to its fair value at the date of issuance of $999.
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
Common Stock and Warrants
In April 2015, the Company issued 452,974 unregistered shares of common stock of the Company to a director for the cashless exercise of 666,667 warrants granted in June 2010. See additional disclosure regarding the issuance of unregistered shares at "PART II - OTHER INFORMATION", section "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
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
In July 2015, the Company issued 117,000 shares of common stock for the settlement of a liability. For more details on the settlement of this liability, see section "Settlement of Potential Claim" detailed in Note 18 to our Consolidated Financial Statements included in PART II, Item 8 of this Annual Report on Form 10-K.
In September 2015, the Company issued 19,425 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.

In October 2015, the Company issued 8,740,000 shares in its public offering on October 2, 2015, netting cash proceeds to the Company of $12,627.
In October 2015, the Company issued 1,227 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In November 2015, the Company issued 2,248 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In November 2015, the Company issued 210,728 shares of common stock of the Company to its directors for services.  The shares vest over one year.  The fair value of the shares on the date of issuance was $318.
In January 2016, the Company cancelled 23,841 shares of common stock for Judson Bowman, who resigned from his position as director of the Company to run the Sift organization, where he is the founder, CEO, and majority shareholder.
In February 2016, the Company issued 23,200 shares of common stock of the Company to a director for services. The shares vest over pro-rata through July 31, 2016. The fair value of the shares on the date of issuance was $25.
Restricted Stock Agreements
From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 12, 2014 and June 25, 2014, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
Performance and Market Condition RSAs
On December 28, 2011, the Company issued 3,170,000 restricted shares with vesting criteria based on both performance and market conditions. On December 28, 2011, one third of the restricted shares vested. On July 3, 2013, the second one third of the restricted shares vested. During fiscal 2015, the Company vested 594,372 shares and cancelled 8,131 shares of the final one third of the 3,170,000 restricted shares, leaving 454,164 shares unvested. During fiscal 2015, the remaining expense related to these RSAs of $1,967 was recorded leaving these RSAs fully expensed as of March 31, 2015. During the year ended March 31, 2016, the Company cancelled the remaining 454,164 shares, as the vesting criteria based on both performance and market conditions were not met.
Service and Time Condition RSAs
On various dates during the years ended March 31, 2016 and March 31, 2015, the Company issued 233,928 and 267,195 restricted shares, respectively, with vesting criteria based on both service and time conditions.
In November 2015, the Company issued 210,728 restricted shares with vesting criteria based on both service and time conditions. For accounting purposes, the Company determined the grant date fair value to be $1.51 per share which is the closing price of the Company's stock price on November 4, 2015.
In January 2016, the Company issued 23,200 restricted shares with vesting criteria based on both service and time conditions. For accounting purposes, the Company determined the grant date fair value to be $1.06 per share which is the closing price of the Company's stock price on January 26, 2016.
With respect to service and time condition RSAs, during the years ended March 31, 2016 and March 31, 2015, the Company expensed $867 and $956 related to time condition RSAs, respectively. As of March 31, 2016, 110,046 remain unvested.
Total non-vested restricted stock awards and activities for all vesting conditions for periods ended March 31, 2016 and March 31, 2015, respectively, were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2014	1,365,010	$3.22
Granted	267,195	3.60
Vested	(981,731)	3.48
Cancelled	(8,131)	3.31
Unvested restricted stock outstanding as of March 31, 2015	642,343	3.04
Granted	233,928	1.47
Vested	(288,220)	2.97
Cancelled	(478,005)	2.82
Unvested restricted stock outstanding as of March 31, 2016	110,046	$1.45
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2016.
At March 31, 2016 and March 31, 2015, there was $159 and $876, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.34 and 0.22 years, respectively.
14.    Net Loss per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the twelve months ended March 31, 2016, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years Ended March 31,
	2016	2015	2014
Net loss from continuing operations, net of taxes	$(28,032)	$(24,647)	$(17,202)
Weighted-average common shares outstanding, basic and diluted	61,763	38,967	27,478
Basic and diluted net loss per common share	$(0.46)	$(0.63)	$(0.68)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	1,438,355	1,574,372	1,169,555
15.    Employee Benefit Plans
The Company has an employee 401(k) savings plan covering full-time eligible employees. These employees may contribute eligible compensation up to the annual IRS limit. The Company does not make matching contributions.

16.    Income Taxes
The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Current U.S. federal	$—	$—	$—
Current state and local	—	25	—
Current non-U.S.	270	324	(272)
Total current	270	349	(272)
Deferred U.S. federal	—	—	—
Deferred state and local	—	—	—
Deferred non-U.S.	(56)	398	—
Total deferred	(56)	398	—
Total income tax provision	$214	$747	$(272)
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Statutory federal income taxes	$(9,736)	$(8,365)	$(6,017)
State income taxes, net of federal benefit	—	17	(765)
Non-deductible expenses	821	2,171	895
Rate change	(224)	—	—
Change in uncertain tax liability	(123)	324	(136)
Change in valuation allowance	10,106	6,600	5,751
Return-to-provision adjustments	(630)	—	—
Income tax provision/(benefit)	$214	$747	$(272)
Deferred tax assets and liabilities consist of the following:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Deferred income tax assets
Net operating loss carryforward	$31,840	$25,668	$19,621
Stock-based compensation	1,965	1,270	15,360
Credit carryforwards	129	123	268
Other	1,469	1,324	425
Gross deferred income tax assets	35,403	28,385	35,674
Valuation allowance	(32,026)	(21,920)	(35,154)
Net deferred income tax assets	$3,377	$6,465	$520
Deferred income tax liabilities
Depreciation and amortization	$(754)	$(751)	$—
Intangibles and goodwill	(1,947)	(5,069)	(269)
Other	(175)	(780)	—
Net deferred income tax assets/(liabilities)	$501	$(135)	$251
As of March 31, 2016, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $79,220, Australia federal tax of approximately $5,500, and Israel federal tax of approximately $1,500. The U.S.

federal and state NOLs expire between 2028 and 2036, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% percentage points of the outstanding stock of a company by certain stockholders or public groups.
As of March 31, 2016, realization of a large portion of the Company’s gross deferred tax assets was not considered more likely than not and, accordingly, a valuation allowance of $32,026 has been provided. During the year ended March 31, 2016, the valuation allowance increased by $10,106.
ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Based on the history of cumulative book and tax losses, a valuation allowance has been recorded for assets that management believes are not more likely than not realizable.
ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit can be recorded. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income.
The Company’s income is subject to taxation in both the U.S. and foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes liabilities for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities for tax contingencies are established when the Company believes that a tax position is not more likely than not sustainable. The Company adjusts these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Balance at April 1	$905	$61	$61
Additions for tax position of prior years	—	844	—
Reductions for tax positions of prior years	(122)	—	—
Balance at March 31	$783	$905	$61
Included in the balances at March 31, 2016, 2015 and 2014 are $783, $905, and $61, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized an interest benefit of $1 on uncertain income tax liabilities in its statement of operations for the year ended March 31, 2016. The Company recognized interest expense and penalties on uncertain income tax liabilities of $33 and $0 in its statement of operations for the years ended March 31, 2015 and 2014, respectively. The Company expects the amount of unrecognized tax benefits to decrease by approximately $140 in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2012 through 2016.

17.    Segment and Geographic Information
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
The Company manages its business in three operating segments: Operators and OEMs ("O&O"), Advertisers and Publishers, and Content. The three operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments. Specifically, the Company has evaluated guidance in ASC 280-10-50-11and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go to market process, the type and geographic location of our customers, and the distribution of our products/services.
The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation.
The following information sets forth segment information on our net revenues and loss from operations for the years ended March 31, 2016, 2015, and 2014. During fiscal 2016 the company changed its methodology for how corporate operating expenses are allocated to the Company's Advertising and Content operating segments as the new method of allocation is deemed by management to be a more accurate representation for how the expenses relate to the operations and development of the Advertising and Content segments. Corporate operating expenses in fiscal 2015 were previously allocated between the Advertising and Content segments based on employee headcount. Corporate operating expenses in fiscal 2016 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 figures presented.

	Content	Advertising	Total
Year ended March 31, 2016
Net revenues	$28,765	$57,776	$86,541
Loss from operations	$(7,603)	$(18,333)	$(25,936)
Year ended March 31, 2015
Net revenues	$22,009	$6,243	$28,252
Loss from operations	$(13,300)	$(10,437)	$(23,737)
Year ended March 31, 2014
Net revenues	$23,635	$769	$24,404
Loss from operations	$(11,969)	$(3,555)	$(15,524)
The following information sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2016, 2015, and 2014. Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area. One major carrier customer in our Content business accounted for 26.1% of our consolidated net revenues during the year ended March 31, 2016, and this major carrier customer and another major carrier customer in our Content business accounted for 50.6% and 11.1% of our consolidated net revenues during the year ended March 31, 2015. During the year ended March 31, 2014, the two previously mentioned major customers and a third major customer represented 45.8%, 22.2%, and 10.5% of our consolidated net revenues.

	Year Ended March 31,
	2016	2015	2014
Net revenues
United States & Canada	$28,813	$5,976	$167
Europe, Middle East, & Africa	15,587	2,202	4,060
Asia Pacific & China	41,661	20,074	20,107
Mexico, Central America, & South America	480	—	70
Consolidated net revenues	$86,541	$28,252	$24,404

Property and equipment, net
United States & Canada	$1,376	$289	$68
Europe, Middle East, & Africa	94	32	70
Asia Pacific & China	314	293	327
Mexico, Central America, & South America	—	—	—
Consolidated property and equipment, net	$1,784	$614	$465
18.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancelable operating leases expiring in various years through 2026.
Following is a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2017	$941
2018	955
2019	814
2020	577
2021	487
Thereafter	525
Total minimum lease payments	$4,299
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $804, $629 and $250, for the years ended March 31, 2016, 2015, and 2014, respectively.
Other Obligations
As of March 31, 2016, the Company was obligated for payments under various employment contracts with initial terms greater than one year at March 31, 2016. Annual payments relating to these commitments at March 31, 2016 are as follows:

Year ending March 31,
2017	$620
Total minimum payments	$620
The Company is not obligated for payments beyond fiscal 2017.
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
Settlement of Potential Claim
The Company had a disagreement with an investor of the Company regarding their respective rights and obligations to each other regarding certain investments. Although no claims have been made as of March 31, 2015, each of the parties recognizes that the disagreements they have had could, in the future, lead to claims being made and believe it is in their respective best interests to avoid such claims by entering into an agreement whereby the Company has offered to settle the matter in exchange for a certain number of shares of common stock of the Company. A settlement was finalized on July 30, 2015, which resulted in the issuance of 117,000 shares. The Company initially accrued $381 for the settlement of this liability during Q4 fiscal 2015. During Q2 fiscal 2016, the Company settled this liability by issuing the 117,000 with a fair market value of approximately $283, resulting in a net reduction in expense related to the partial reversal of the liability during Q2 fiscal 2016 in the amount of $98.

19.    Supplemental Consolidated Financial Information

Unaudited Quarterly Results
The following tables set forth our quarterly consolidated statements of operations in dollars for each quarter of fiscal 2016 and 2015. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(in thousands, except per share amounts)
Net revenues	$23,032	$24,089	$20,734	$18,686	$10,230	$7,006	$5,462	$5,554
License fees and revenue share	17,296	18,569	16,099	14,221	8,389	4,609	3,316	3,796
Other direct cost of revenues	2,084	1,704	4,558	2,191	908	413	345	344
Gross profit	3,652	3,816	77	2,274	933	1,984	1,801	1,414
Total operating expenses	9,028	9,081	8,221	9,425	9,954	7,375	6,446	6,094
Loss from operations	(5,376)	(5,265)	(8,144)	(7,151)	(9,021)	(5,391)	(4,645)	(4,680)
Interest income/(expense), net	(449)	(471)	(405)	(491)	(111)	5	(131)	3
Foreign exchange transaction gain/(loss)	(9)	(8)	(13)	1	—	39	(1)	(6)
Change in fair value of warrant derivative liabilities loss		—	—	—	—	—	—	—
Loss on extinguishment of debt		—	—	—	—	—	—	—
Gain/(loss) on settlement of debt		—	—	—	—	1	—	(10)
Gain/(loss) on disposal of fixed assets	(6)	(8)	—	(23)	—	—	—	2
Gain on change in valuation of long-term contingent liability		—	—	—	—	—	—	—
Other income/(expense)	(20)	(8)	11	17	59	(25)	3	9
Loss from operations before income taxes	(5,860)	(5,760)	(8,551)	(7,647)	(9,073)	(5,371)	(4,774)	(4,682)
Income tax provision	(32)	3	(229)	472	278	114	427	(72)
Net loss from continuing operations, net of taxes	(5,828)	(5,763)	(8,322)	(8,119)	(9,351)	(5,485)	(5,201)	(4,610)
Basic and diluted net loss per common share	$(0.09)	$(0.09)	$(0.14)	$(0.14)	$(0.22)	$(0.15)	$(0.14)	$(0.12)
Weighted-average common shares outstanding, basic and diluted	66,278	65,979	57,274	57,388	43,219	37,799	37,504	37,424
Quarterly Trends and Seasonality
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. We have experienced rapid growth since the acquisition of Appia, Inc. on March 6, 2015, which has resulted in a substantial increase in our revenue and a corresponding increase in our operating expenses to support our growth. We are continuously working on enhancing our technology and our operational abilities. This rapid growth has also led to uneven overall operating results due to changes in our investment in sales and marketing and research and development from quarter to quarter and increases in employee headcount. Our historical results should not be considered a reliable indicator of our future results of operations.
Many advertisers spend the largest portion of their advertising budgets during the third quarter, to coincide with the holiday shopping season. As a result, typically the third quarter of each calendar year historically represents the largest percentage of our revenue for the year, and the first quarter of each year represents the smallest percentage.
Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade receivables
2016	Allowance for doubtful accounts	$698	$132	$366	$464
2015	Allowance for doubtful accounts	—	505	(193)	$698
2014	Allowance for doubtful accounts	108	13	121	$—
20.    Subsequent Events
Management evaluated subsequent events after the balance sheet date of March 31, 2016 through the date these audited financial statements were issued and concluded that no other material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, other than the following:
Pursuant to the amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, entered into by DT Media and SVB on November 30, 2015, the covenant requirement was put in place for the Company to maintain an adjusted quick ratio of not less than 0.90:1.00 unless (a) there are no advances outstanding under the revolving facility, or (b) if the Company’s cash and cash equivalents held at SVB or SVB's Affiliates is greater than or equal to $15,000. As of April 30, 2016, given the Company did not meet the requirements set forth in (a) and (b) noted previously, the Company was required to maintain an adjusted quick ratio of not less than 0.90:1.00. As of April 30, 2016, the Company's quick ratio was estimated at 0.89 versus the 0.90 minimum level.
On June 10, 2016, prior to the required testing of the above-mentioned covenant, SVB and DT Media entered into a Consent Agreement, effective as of May 31, 2016, whereby SVB provided its consent to DT Media (for a de minimis fee) to not exercise any rights or remedies solely in connection with the non-compliance with such covenant for the period ended April 30, 2016, without which consent DT Media would have been in default of the Loan Agreement. Please see "Risk Factors" included in PART I Item 1A. of this Annual Report on Form 10-K within section "General Risk - The Company has secured indebtedness, which could limit its financial flexibility", regarding financial covenant compliance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.  As a result, the disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls Over Financial Reporting
In fiscal 2015 DT Media (formerly known as Appia, Inc.) was not included in the scope of the review of our internal controls. DT Media was included in the scope of our internal controls review in fiscal year 2016. David Wesch became our Acting Chief Accounting Officer after the resignation of James Alejandro, our prior Chief Accounting Officer.
See "Completed Actions" subsection below which summarizes additional changes in internal controls over financial reporting.
Other than as described above, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2016 because of the material weakness described below.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weakness
Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of March 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that in the aggregate represent a material weakness including: (i) deficiencies in control design and operating effectiveness relating to manual processes performed in spreadsheets used for consolidation and stock compensation; (ii) deficiencies in operating effectiveness of controls over reconciliations of balance sheet accounts and review of journal entries; and (iii) deficiencies in operating effectiveness of controls over review of financial statements for compliance with GAAP and SEC reporting requirements. Additionally, we have identified deficiencies in the design and operations of our controls over information technology that represent a material weakness relating to deficiencies in control design, including lack of formal documentation of controls, and monitoring.
In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended March 31, 2016 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficiency and cash flows for the periods presented.
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
Remedial Actions
The material weakness we identified associated with the Financial Close and Reporting process arises primarily from (i) a lack of a sufficient complement of accounting and financial reporting personnel who were unable to implement formal accounting policies with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements, and (ii) inadequate accounting systems including information technology systems directly related to financial statement processes and a heavy reliance on manual processes.
We have taken and completed certain actions, with other planned actions to be taken over the next 12 months to remediate the material weakness.
Completed Actions

•
Hired a Chief Accounting Officer “CAO” on February 27, 2015 (who recently resigned; Mr. David Wesch is now our current Acting CAO). The CAO hired during fiscal 2015 was with the Company for all of fiscal 2016 and through the year end close process.

•	Implemented a management representation letter in which key members of management and accounting/finance staff attest to certain questions related to the financial statements.

•	Implemented a Company signature authority policy, which outlines requirements and signing authority for executing contracts.

•	Implemented expense reporting tool in the US.

•	Implemented a process for contract reviews, operating expense actual versus budget reviews, and strengthened policies and procedures for balance sheet reconciliations and reviews.

•
Documented key accounting policies, including policies for revenue recognition, goodwill and intangibles, journal entries, accounts receivable, accounts payable, capital and depreciation, interest and other, and income statement classification.

•	Drafted position papers for all complex, non-recurring transactions.
Planned Actions

•	Expect to hire additional finance and accounting resources across the global organization.

•	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meeting the accounting and finance requirements of the Company.

•	Continue working to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

•	Continue to utilize third party accounting experts to augment Company accounting staff as necessary.

•	Finalize the system implementation related to SAP.

•	Implement a billing, disbursement and stock option accounting system and integrate with SAP.

•
Continue to document internal control procedures for significant accounting areas with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system

•
Continue to conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personal which have a direct and indirect impact on the transactions underlying the financial statements.

•	Implement Information Technology documentation and new controls that have an impact on financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement or 10K/A for the 2016 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	60

Consolidated Financial Statements:
Consolidated Balance Sheets	64
Consolidated Statements of Operations	65
Consolidated Statement of Comprehensive Loss	65
Consolidated Statements of Stockholders' Equity	66
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	70
The supplementary financial information required by this Item 8 is set forth in Note 19 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

2. Financial Statement Schedules
Unaudited Quarterly Results and Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2016, 2015, and 2014 is included in Note 19 of Notes to Consolidated Financial Statements included in Part II Item 8 "Financial Statements and Supplementary Data." All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: June 14, 2016
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 14, 2016
Robert Deutschman

/s/ Andrew Schleimer	Chief Financial Officer (Principal Financial Officer)	June 14, 2016
Andrew Schleimer

/s/ David Wesch	Acting Chief Accounting Officer (Principal Accounting Officer)	June 14, 2016
David Wesch

/s/ Mohan Gyani	Director	June 14, 2016
Mohan Gyani

/s/ Craig Forman	Director	June 14, 2016
Craig Forman

/s/ Christopher Rogers	Director	June 14, 2016
Christopher Rogers

/s/ Jeffrey Karish	Director	June 14, 2016
Jeffrey Karish

/s/ Paul Schaeffer	Director	June 14, 2016
Paul Schaeffer

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of December 31, 2007, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 2, 2008.

2.2
Amendment to Agreement and Plan of Merger, dated as of February 12, 2008, by and among NeuMedia Media, Inc., Twistbox Acquisition, Inc., Twistbox Entertainment, Inc. and Adi McAbian and Spark Capital, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008.

2.3
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

3.3
Certificate of Ownership merging Mandalay Digital Group, Inc. into Neumedia, Inc., dated February 2, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

3.4
Certificate of Amendment of Certificate of Incorporation, dated August 14, 2012, incorporated by reference to Appendix B of the Registrant’s Definitive Information Statement on Form 14-C (File No. 000-10039), filed with the Commission on July 10, 2012.

3.5
Certificate of Amendment of Certificate of Incorporation, dated March 28, 2013, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013.

3.6
Certificate of Correction of Certificate of Amendment, dated April 9, 2013, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on April 18, 2013

3.7
Certificate of Amendment of Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on January 13, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 16, 2015.

3.8	Bylaws, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

3.9
Certificate of Amendment of the Bylaws of NeuMedia, Inc., dated February 2, 2012,  incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 7, 2012.

3.10	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).

3.11	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.

4.1
Form of Warrant Relating to Equity Financing Binding Term Sheet, dated as of March 1, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.2
Form of Warrant Relating to Equity Financing Binding Term Sheets, dated as of March 5, 2012, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039), filed with the Commission on June 29, 2012.

4.3
Common Stock Purchase Warrant dated March 6, 2015 issued to North Atlantic SBIC IV, L.P., incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

4.3.1	Amendment to Common Stock Purchase Warrant dated as of February 17, 2016 issued to North Atlantic SBIC IV, L.P.

4.3.2	Second Amendment to Common Stock Purchase Warrant dated as of May 6, 2016 issued North Atlantic SBIC IV, L.P.

10.1	2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. †

10.1.1	Form of Non-Qualified Stock Option Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007†

10.1.2	Amendment to 2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.1.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008. †

10.2
Warrant, dated December 23, 2011, made by NeuMedia, Inc. in favor of Adage Capital Management L.P., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 24, 2012. †

10.3	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †

10.4
Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.4.1
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.4.2
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.5
Share Purchase Agreement, dated August 11, 2012, as amended by a first amendment thereto, dated September 13, 2012 among Mandalay Digital Group, Inc., MDG Logia Holdings, Ltd., Logia Group, Ltd., and S.M.B.P. IGLOO Ltd. ., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-10039), filed with the Commission on November 19, 2012.

10.6
Share Sale Agreement, dated April 12, 2013, among Digital Turbine Australia Pty Ltd, Digital Turbine, Inc., the Company, and certain other parties set forth therein, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.7
Registration Rights & Lock Up Agreement, dated April 12, 2013 between the Company and various shareholders set forth therein, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039) filed with the Commission on April 17, 2013.

10.8
Form of Equity Financing Binding Term Sheet dated May 23, 2013 with Windsor Media, Inc., incorporated by reference to our Current Report on Form 10-Q (File No. 001-35958) filed with the Commission on August 14, 2013.

10.9
Support Agreement, dated November 13, 2014, between Mandalay Digital Group, Inc. and its Stockholders, incorporated by reference Registrant’s Amended Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014.

10.10
Securities Purchase Agreement by and among Appia, Inc., Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.10.1	Amendment to Securities Purchase Agreement by and among Digital Turbine Media, Inc. (f/k/a Appia, Inc.),, Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated as of February 17, 2016.

10.10.2	Second Amendment to Securities Purchase Agreement by and among Digital Turbine Media, Inc. (f/k/a Appia, Inc.),, Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated as of May 7, 2016.

10.11
Unconditional Secured Guaranty and Pledge Agreement entered into by Digital Turbine, Inc. in favor of North Atlantic SBIC IV, L.P. as of March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.12
Unconditional Secured Guaranty and Pledge Agreement entered into by Digital Turbine, Inc. in favor of Silicon Valley Bank as of March 6, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on March 11, 2015.

10.13
API Service Agreement dated July 5, 2011 with Vodafone Hutchison Australia Pty Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.14
IT & Content Services Agreement dated October 11, 2011 with Telstra Corporation Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.15
Employment Agreement, effective July 8, 2014, between the Company and Andrew Schleimer, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on July 9, 2014. †

10.16
Employment Agreement, effective September 9, 2014, between the Company and Bill Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 15, 2014. †

10.16.1
Amendment, effective May 26, 2016, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 1, 2016. †

10.17
Employment Agreement, effective February 10, 2015, between the Company and James Alejandro, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 11, 2015. †

10.18
Separation Agreement between Mandalay Digital Group, Inc. and Peter A. Adderton, dated January 15, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 16, 2015.

10.19	Board Equity Ownership Policy, as amended, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014. †

10.20
Corporate office lease agreement commencing on October 1, 2015, and ending on December 31, 2022 between Thomas C. Calhoon (Landlord) and Digital Turbine, Inc. (Tenant). Incorporated by reference to our Annual Report on Form 10-K (File No. 001-35958), filed with the Commission on June 15, 2015.

10.21
Third Amended and Restated Loan and Security Agreement effective June 11, 2015 between Digital Turbine Media and Silicon Valley Bank. Incorporated by reference to our Annual Report on Form 10-K (File No. 001-35958), filed with the Commission on June 15, 2015.

10.21.1
First Amendment dated November 30, 2015 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on December 4, 2015.

10.22
Intellectual Property License Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.23
Publisher Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.24
Sift Media, Inc. Series Seed Convertible Preferred Stock Purchase Agreement dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.25
Employment Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.26
Restricted Stock Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.27	2008 Equity Incentive Plan for Appia, Inc., incorporated by reference to our Registration Statement on Form S-8 (File No. 333-202863), filed with the Commission on March 19,2015.

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

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