Form 10-K/A
period 2016-03-31
Digital Turbine, Inc.
filed 2016-07-29
CIK 317788

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

Large accelerated filer	¬	Accelerated filer	☒

Non-Accelerated filer	¬	Smaller reporting company	¬
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market on September 30, 2015 was $96,268,980.
As of July 20, 2016, the Company had 66,288,817 shares of its common stock, $0.0001 par value, per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates the Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Original Filing”) of Digital Turbine, Inc., which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2016.  We are filing this Amendment to include (1) the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K not included in the Original Filing, and (2) to amend Item 9A and the certifications provided under Section 906 of the Sarbanes-Oxley Act of 2002 set forth in Exhibits 32.1 and 32.2 solely to correct a typographical error in the dates thereof. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except as provided above and that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Registrant’s other filings made with the SEC.
Unless the context otherwise indicates, the use of the terms “we,” “our”, “us”, “Digital Turbine”, “DT”, or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia 4 Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”). We refer to Appia, Inc., a company we acquired on March 6, 2015, as “DT Media.”

Digital Turbine, Inc.
ANNUAL REPORT ON FORM 10-K/A
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	61

Consolidated Financial Statements:
Consolidated Balance Sheets	65
Consolidated Statements of Operations and Comprehensive Income / (Loss)	66
Consolidated Statements of Stockholders' Equity	67
Consolidated Statements of Cash Flows	69
Notes to Consolidated Financial Statements	71
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
Other than as described above, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The following table sets forth the names, ages and positions of our directors and executive officers as of July 20, 2016. Each director serves for a term of one year or until he or she is removed or resigns, or a successor is duly elected and qualified. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Robert Deutschman	59	Chairman of the Board
Christopher Rogers	58	Director
Craig Forman	54	Director
Jeffrey Karish	42	Director
Mohan Gyani	64	Director
Paul Schaeffer	69	Director
William Stone III	48	Chief Executive Officer
Andrew Schleimer	39	Executive Vice President and Chief Financial Officer
David Wesch	29	Acting Chief Accounting Officer
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
Craig Forman. Mr. Forman joined our Board of Directors on March 6, 2015. Mr. Forman previously served as the executive chairman of the board of directors of Appia until March 2015. Mr. Forman is a private investor and entrepreneur, a former media, technology and telecommunications executive and former Wall Street Journal bureau chief and foreign correspondent. From March 2006 to May 2009, Mr. Forman served as President of Value Added Services and subsequently as President of Access & Audience at EarthLink Inc. where he also led such shared services as Operations, Information Technology and Customer Support. Prior to joining EarthLink, Mr. Forman was a senior executive at Yahoo Inc., where he had served since February 2004 as head of that Internet portal company’s Media and Information businesses. Since 2009, Mr. Forman has served as a director on a variety of public and private company boards. Mr. Forman is currently a director of McClatchy Co., a leading U.S. newspaper and information company (NYSE: MNI), where he was appointed to the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Forman is also currently a director of Yellow Media Ltd. (TSE:Y), a leading Canadian digital media and marketing solutions company, where he was appointed to the Nominating and Corporate Governance Committee. Mr. Forman has a master’s degree in law from Yale and an undergraduate degree from Princeton. The board of directors appointed Mr. Forman to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive experience in media and managerial expertise.
Jeffrey Karish. Mr. Karish has been a member of our Board of Directors since May 23, 2013. Mr. Karish is a member of the leadership team at the Heritage Group, a private holding and investment company with a broad mandate, but an emphasis on healthcare and medical research. Previously, Mr. Karish was the Chairman of Whitney Shelter LLC, a private equity and venture capital firm focused on consumer facing media and technology platforms. Mr. Karish is the former President of Windsor Media LLC, subsequent to having served as the company’s Executive Vice President and acting General Counsel with a focus on investing and finance which included private equity funding, early stage venture capital funding and general investment management of a significant portfolio of fixed income assets. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo with a primary focus in strategic growth initiatives and M&A. Prior to Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish currently sits on the board of another public company, Banc of California. Mr. Karish holds a J.D. from Harvard University, a Masters of Philosophy in International Relations from Cambridge University, and a B.A. in History from U.C. Berkeley.
Mohan Gyani. Mr. Mohan joined our Board of Directors on January 26, 2016. Mr. Gyani is a private investor and beginning in 2005, has served in various capacities, the most recent of which is vice chairman, at Mobileum Inc., which designs and develops roaming services and telco big data analytics solutions to mobile network operators in the United States and internationally. From 2000 to 2003, Mr. Gyani served as president and chief executive officer of AT&T Wireless Mobility Services, Inc., a telecommunications company, and as senior advisor to the chairman and chief executive officer through 2004. From 1995 to 1999, Mr. Gyani was executive vice president and chief financial officer of AirTouch Communications, Inc., a wireless telephone service provider. Upon the acquisition of AirTouch by Vodafone, Mr. Gyani served as executive Director on the Board of Vodafone AirTouch and as its head of strategy and M&A until July 1999. Prior to AirTouch Communications, Mr. Gyani spent 15 years with Pacific Telesis Group, Inc., parent of Pacific Bell, a telecommunications company, where he held various financial and operational positions. Currently, Mr. Gyani serves on the board of directors of Blackhawk Network Holdings, Inc. (Nasdaq: Hawk), a provider of prepaid payments products. He also serves on the board of directors of IDEA Cellular, a wireless service provider, and MUFG Union Bank, N.A and its financial holding company, MUFG Americas Holdings Corporation, as well as the boards of other private companies that are in the wireless mobile space. Previously, from March 2011 to July 2015, Mr. Gyani served as a director of Audience, Inc., a provider of intelligent voice and audio solutions, and as chairman from August 2011 to July 2015; from June 2007 to June 2010, he served on the board of directors of Mobile Telesystems, Inc., a cell phone operator; from March 2002 to August 2013, he served on the board of directors of Keynote Systems, Inc., a mobile and web cloud testing and monitoring company; and from October 2004 to February 2015, he served on the board of directors of Safeway, Inc., a retail food and drug company. Mr. Gyani holds a B.A. and an M.B.A. from San Francisco State University. The board of directors appointed Mr. Gyani to serve as a director based on the entirety of his experience and skills, although the board noted specifically his broad knowledge of the wireless industry, extensive industry relationships, and deep experience serving on public and private company boards.
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
David Wesch. Mr. Wesch has served as the Acting Chief Accounting Officer of the Company since June 13, 2016. Mr. Wesch is a Certified Public Accountant with over 6 years of diversified experience, spanning across public accounting and various industries, including technology, manufacturing, and oil and gas, with a focus primarily on technology. Prior to joining Digital Turbine, Inc., Mr. Wesch was a Manager at BDO USA, LLP where he led teams between 2-6 individuals and managed audits of both large public and private companies. Since joining the Company in May 2015, Mr. Wesch has served as the Accounting & SEC Financial Reporting Manager. Mr. Wesch holds a Bachelor and Master’s degree in Accounting, with honors, from The McCombs School of Business at The University of Texas at Austin. Mr. Wesch’ expertise includes strong knowledge of US GAAP, revenue recognition, internal and external financial reporting, the development and implementation of entity-wide controls and processes within the public company environment ensuring ongoing compliance with SOX 404.
Except as may be otherwise noted above, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K. There are no family relationships between any of the directors or executive officers.
Audit Committee
Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consists of Robert Deutschman (Chairman), Christopher Rogers, Craig Forman, and Paul Schaeffer. In May 2013, upon joining the Board of Directors, Mr. Deutschman replaced Mr. Schaeffer as the Chairman of the committee. The Board of Directors has determined (1) that Mr. Deutschman qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., and meet the criteria for independence as set forth in Rule 10A-3(b)(1) of the Exchange Act. The committee met regularly during the course of the year, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting.
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
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2016, all of our executive officers, directors and significant stockholders complied with all applicable filing requirements except that William Stone filed one late Form 4.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives
We believe that a strong management team comprised of highly talented individuals in key positions is critical to our ability to deliver sustained growth and profitability, and our executive compensation program is an important tool for attracting and retaining such individuals. We also believe that our most important resource is our people. While to a certain extent we are able to exploit unique assets or proprietary technologies, we depend fundamentally on the skills, energy and dedication of our employees to drive our business. It is only through their constant efforts that we are able to innovate through the creation of new products, to maintain superior operating efficiencies, and to develop and exploit marketing channels. With this in mind, we have consistently sought to employ the most talented, accomplished and energetic people available in the industry. Therefore, we believe it is vital that our named executive officers receive an aggregate compensation package that is both highly competitive with the compensation received by similarly-situated executive officers at peer group companies, and also reflective of each individual named executive officer’s contributions to our success on both a long-term and short-term basis.
We seek to have compensation programs for our named executive officers that are intended to achieve a variety of goals, including, but not limited to:

•	attracting and retaining talented and experienced executives;

•	motivating and fairly rewarding executives whose knowledge, skills and performance are critical to our success; and

•	providing fair and competitive compensation.

Administration and Process
Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and may also engage compensation consultants. Historically, base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Narrative Disclosure to Summary Compensation Table”) and we expect that to continue in the future. With respect to our chief executive officer and chief financial officer, the Compensation Committee establishes milestone performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers, and the conditions of the markets in which we operate.
In determining executive compensation for fiscal year 2016, the Compensation Committee’s goal was to reward the named executive officers for an increase in their respective responsibilities, and Company-wide and individual performance. We believe that this policy is intended to assure that our compensation practices are competitive with those in the industry. The Compensation Committee also periodically reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. Our chief executive officer may also assist the Compensation Committee in determining compensation for the other named executive officers.
Elements of Executive Officer Compensation
Overview
The compensation packages for the Company’s senior executives have both performance-based and non-performance based elements. Total compensation paid to our executive officers is divided among three principal components. Base salary is generally fixed and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options or other equity or equity-based awards, are variable and dependent upon our market performance. Our policy is to generally emphasize long-term equity awards over short-term cash bonuses, as the long-term awards are intended to align with goals such as total shareholder return. Historically, judgments about these elements have been made subjectively. In the case of stock options, the value is dependent upon our future stock price and, accordingly, such awards are intended to reward the named executive officers for favorable Company-wide performance.
The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers. The Compensation Committee also has discretion to grant bonuses even if the performance targets were not met.
Our Compensation Committee may review total compensation to see if it generally falls in line with peer companies and may also look at overall market data. The Compensation Committee engaged a compensation consultant for the fiscal year ended March 31, 2016. During fiscal year 2016, the Compensation Committee considered compensation, including termination provisions and potential payments upon termination or change in control, that would make it possible to hire and retain executive officers for the Company.
Role of Compensation Consultant
For fiscal year 2016, the Compensation Committee engaged a professional compensation consultant, Mercer, an industry leading global human resources consulting firm to provide advice and assist the Compensation Committee in (i) reviewing and analyzing compensation of the chief executive officer and chief financial officer and Board of Director compensation and (ii) reviewing and analyzing market data related to our executive officers' base salaries and total cash and direct compensation, including short-term and long-term incentive awards. Mercer reported directly to the Compensation Committee and did not provide any services to the Company or its management in fiscal year 2016 other than those provided to the Compensation Committee described above. The Compensation Committee considered factors relevant to Mercer’s independence, such as other services provided by and fees paid to Mercer.
Pursuant to its review, Mercer reviewed from its 2014 executive remuneration survey high-tech organizations with revenue less than $325 million, publicly traded organizations with revenues less than $225 million and all organizations with revenues between $15 million and $60 million, noting that high-tech and publicly traded organizations are larger than the Company. Mercer assessed that the Company’s total direct executive compensation was generally with the median of high-tech organizations, below the median of publicly traded organizations and above the 75th percentile of the $15 to $60 million revenue market. Mercer recommended implementing annual equity incentive awards to strengthen the linkage between executive compensation and long-term organizational performance.

Base Salary
We pay our executives a base salary pursuant to the terms of employment agreements, which are usually two years. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established, in part, based on the executive’s individual position, responsibility, experience, skills, historic salary levels and the executive’s performance during the prior year. We are also seeking over a period of years to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.
Mr. Stone's annual salary remained at $500,000 during fiscal year 2016, which is based on his employment agreement dated September 9, 2014 that he entered into in connection with his appointment as chief executive officer. We believe that his salary continues to be commensurate with his responsibilities. On November 1, 2015, Mr Schleimer's annual salary was increased from $300,000 to $400,000 for purposes of retention and based on Mr. Schleimer’s continuing contributions to the Company’s performance. Mr. Schleimer's employment agreement expired on July 8, 2016. He does not currently have an agreement but continues to be paid based on an annual salary of $400,000. During fiscal year 2016, Mr. Alejandro continued to receive his same salary pursuant to the employment agreement dated February 10, 2015.
We believe that our salary levels are sufficient to retain our existing executive officers and hire new executive officers when and as required.
Performance Bonuses
Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive cash incentive bonuses primarily based upon their performance during the fiscal year. Historically, a factor given considerable weight in establishing bonus performance criteria is non-GAAP adjusted EBITDA, which is GAAP net loss excluding the following cash and non-cash expenses: interest expense, foreign transaction gains (losses), debt financing and non-cash related expenses, debt discount and non-cash debt settlement expense, gain or loss on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, change in fair value of derivatives, and fees and expenses related to acquisitions. The use of this and other performance measures is further described below under “Narrative Disclosure to Summary Compensation Table.”
Mr. Alejandro received a bonus during the 2016 fiscal year based on achievement, as determined by the Company, of the implementation and progress of certain actions related to the Company’s financial controls. Mr. Schleimer received a bonus during the 2016 fiscal year based on the following types of personal performance criterion: finance/accounting team enhancements, treasury functions, closing enhancements, equity capital management, and earnings release enhancements.  The Compensation Committee determined whether substantial progress had been achieved toward ultimate completion of such criterion, in light of all factors deemed relevant by the committee, including a good faith determination, after discussion with Mr. Schleimer, of the time and resources available. See "SUMMARY COMPENSATION TABLE" for details on bonuses earned by our named executive officers.
Equity and Equity-Based Compensation
We believe that stock options and other forms of equity or equity-based compensation are an important long-term incentive for our executive officers and other employees and generally align officer interest with that of our stockholders. They are intended to further our emphasis on pay-for-performance.
For fiscal year 2016 service and performance, we granted to Mr. Stone and Mr. Schleimer stock options to purchase an aggregate of 175,000 and 105,000, respectively, shares of our common stock with a grant date fair value of $213,500 and $128,100. In addition, we granted to Mr. Alejandro stock options to purchase 50,000 and 35,000 shares of our common stock, having a grant date fair value of $59,600 and $42,700, respectively. In connection with Mr. Alejandro's resignation on June 10, 2016, of the 35,000 and 50,000 stock option grants issued to him, 35,000 and 40,278, respectively, were cancelled. The remainder are exercisable until September 8, 2016.
We do not have any formal plan or obligation that requires us to grant equity or equity-based compensation to any executive officer on specified dates. The authority to make equity or equity-based grants to our executive officers rests with our full Board of Directors based upon recommendations made by the Compensation Committee or by the Compensation Committee acting alone. The Committee considers the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity or equity-based grants.

Other Benefits and Perquisites
Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.
The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2016, the named executive officers were granted the following perquisites: 401(k) plan matching contribution. We value perquisites at their incremental cost to us in accordance with SEC regulations.
We believe that the benefits and perquisites we provide to our named executive officers are within competitive practice and customary for executives in key positions at comparable companies. Such benefits and perquisites serve our objective of offering competitive compensation that allows us to continue to attract, retain and motivate highly talented people to these critical positions, ultimately providing a substantial benefit to our shareholders.
Impact of Accounting and Tax Treatments
Section 162(m) of the Internal Revenue Code (the “Code”) prohibits publicly held companies like us from deducting certain compensation to any one named executive officer in excess of $1,000,000 during the tax year. However, Section 162(m) provides that, to the extent that compensation is based on the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the Company’s shareholders, the compensation is not included for purposes of arriving at the $1,000,000.
The Company, through the Compensation Committee, intends to attempt to qualify executive compensation as tax deductible to the extent feasible and where it believes it is in our best interests and in the best interests of our shareholders. However, the Compensation Committee does not intend to permit this arbitrary tax provision to distort the effective development and execution of our compensation program. Thus, the Compensation Committee is permitted to and will continue to exercise discretion in those instances in which mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of our shareholders. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.
Compensation Risk Management
As part of its annual review of our executive compensation program, the Compensation Committee reviews with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, to determine if such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considered, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy. The Compensation Committee also considered our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our board of directors for matters outside of the ordinary course and its whistle blower program. Based upon the above, the Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.
Impact of Shareholder Advisory Vote
At our 2016 annual meeting, our shareholders approved, in a non-binding advisory vote,  our current executive compensation with 96% of all shares present, in person or by proxy, at the annual meeting and entitled to vote thereon affirmatively giving their approval (with broker non-votes having no effect on the vote). Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.
THE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The information contained in this Compensation Committee Report shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or

14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that we specifically request that this information be treated as soliciting material or specifically incorporate this information by reference).
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.
Submitted by the Compensation Committee on July 29, 2016:

•	Jeffrey Karish

•	Chris Rogers

•
Mohan Gyani (Mr. Gyani was not a member of the Board of Directors or Compensation Committee prior to January 26, 2016 and therefore had no role in any aspect of the compensation policies or decisions discussed above prior to such date).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal year 2016, except for Mr. Gyani, who was appointed to the Compensation Committee in January 2016. No member of the Compensation Committee (and in Mr. Gyani’s case, during the period he served on the committee) is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions, except for Jud Bowman a former director and member of the compensation committee as described below under “Certain Relationships and Related Party Transactions.” None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has or had one or more executive officers who served as a director or member of the Compensation Committee during the fiscal year ended March 31, 2016.
SUMMARY COMPENSATION TABLE
The following compensation table sets forth information concerning aggregate compensation earned by or paid to (i) the individual serving as our Chief Executive Officer during our fiscal year ending March 31, 2016, (ii) the individual serving as our Chief Financial Officer during our fiscal year ending March 31, 2016, and (iii) one additional most highly compensated individual who served as the former Chief Accounting Officer during our fiscal year ending March 31, 2016. We refer to these individuals, collectively, as our “named executive officers”.

Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
William Stone III (2)	2016	500,000	—	213,500	2,541	716,041
Chief Executive Officer and previous President and Chief Operating Officer	2015	424,375	188,000	1,029,500	25,625	1,667,500
	2014	350,000	195,000	708,055	30,870	1,283,925
Andrew Schleimer (3)	2016	341,667	113,173	128,100	2,667	585,607
Executive Vice President and Chief Financial Officer	2015	219,423	137,500	1,137,000	25,652	1,519,575
James Alejandro (4)	2016	182,500	95,263	102,300	—	380,063
Former Chief Accounting Officer

(1)
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

(2)
During the fiscal year ended March 31, 2016, Mr. Stone was granted options on December 9, 2015 to purchase 175,000 shares of common stock of the Company with a grant date fair value of $213,500. During the year ended March 31, 2015, Mr. Stone received a $100,000 signing bonus in connection with his employment agreement to become chief executive officer. Mr Stone was also awarded, and the Company recorded, a bonus of $88,000 for the year ended March 31, 2015, but it was reversed in a subsequent period based on the Company’s subsequent performance. Pursuant to his previous agreement, on November 25, 2013, Mr. Stone was granted options to purchase 300,000 shares of common stock of the Company with a grant date fair value of $708,055. On July 8, 2014 and September 10, 2014, Mr. Stone was granted options to purchase an additional 200,000 and 50,000 shares of common stock of the Company, respectively, with grant date fair values of $758,000 and $271,500, respectively. Amounts under "All Other Compensation" represent Company paid health benefits.

(3)
Mr. Schleimer was appointed as our Chief Financial Officer on July 8, 2014. During the fiscal year ended March 31, 2016, Mr. Schleimer's salary was increased on November 1, 2015 from $300,000 to $400,000, and on December 9, 2015, he was granted options to purchase 105,000 shares of common stock of the Company with a grant date fair value of $128,100. During the fiscal year ended March 31, 2015, Mr. Schleimer was granted options to purchase 300,000 shares of common stock of the Company with a grant date fair value of $1,137,000. During fiscal years 2015 and 2016, Mr. Schleimer was eligible to receive an annual  performance bonus of up to 50% of his base salary. Mr. Schleimer’s bonus opportunity was based on corporate performance criteria, and personal performance criteria. The corporate performance criteria were based on previously budgeted Company revenue and Adjusted EBITDA targets and the personal performance criteria were based on five factors related to different operational and financial aspects of the Company’s finance and accounting functions listed in his employment agreement.   Mr. Schleimer’s annual bonus was paid based on the determination by the Compensation Committee that substantial progress had been achieved toward ultimate completion of such criteria. Amounts under "All Other Compensation" represent Company paid health benefits. Mr Schleimer's employment agreement expired on July 8, 2016 and he does not currently have an agreement but continues to be paid based on an annual salary of $400,000.

(4)
Mr. Alejandro was appointed as our Chief Accounting Officer on February 10, 2015, with an effective start date of February 27, 2015, and remained in this role through June 10, 2016, the effective date of his resignation. Pursuant to his employment agreement, on February 27, 2015, Mr. Alejandro was granted options to purchase 100,000 shares of common stock of the Company with a grant date fair value of $316,130. On November 4, 2015 and December 9, 2015, Mr. Alejandro was granted options to purchase 50,000 and 35,000, respectively, shares of common stock of the Company with grant date fair values of $59,600 and $42,700, respectively, totaling $102,300. In connection with Mr. Alejandro's resignation on June 10, 2016, of the 100,000, 50,000, and 35,000 stock option grants, 68,750, 40,278, and 35,000, respectively, were cancelled. The remainder are exercisable until September 8, 2016. Mr. Alejandro received a retention bonus of $25,000 and an annual performance bonus of $70,263 based on his satisfaction of performance-related milestones.

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
CEO Employment Agreement. On September 9, 2014, we entered into an employment agreement pursuant to which Mr. Stone became the Chief Executive Officer of the Company on October 2, 2014. In connection with the new employment agreement, Mr. Stone received a one-time $100,000 signing bonus. Pursuant to the agreement, Mr. Stone receives a salary of $500,000 per year, and he was eligible for a performance bonus, which was amended as described below.
In connection with entering into the agreement, the vesting (but not the exercise price) of the 200,000 options granted to Mr. Stone on July 8, 2014 was adjusted so that 50,000 options vest on the one-year anniversary of the original grant date

(i.e., July 8, 2015), 150,000 options vest on a monthly basis over the 3 years following the first anniversary, and all unvested options granted will vest immediately upon a change of control of the company. The estimated incremental fair value associated with the 50,000 options was less than $10,000. In addition, on the effective date of the agreement, Mr. Stone received a grant of a new stock option to purchase 50,000 shares of common stock of the Company at an exercise price equal to the closing price of the Company’s common stock on September 10, 2014 under the Company’s equity incentive plan, which vests as follows: 12,500 options vest on the one-year anniversary of the grant date, 37,500 options vest on a monthly basis over the 3 years following the first anniversary of the grant date, and all unvested options will vest immediately upon a change of control of the Company.
CEO Amended Employment Agreement. On May 26, 2016, we entered into an amendment to the employment agreement with William Stone originally entered into on September 9, 2014. The amendment extends the term until March 31, 2018. Mr. Stone received a one-time $100,000 signing bonus and is eligible for a performance bonus opportunities based on the following criteria:

•
Mr. Stone will receive 30% of his salary earned with respect to the period starting April 1, 2016 through March 31, 2017 ("Year 2 Period"), as a bonus if both the FY2017 adjusted EBITDA target and the 2017 revenue target are achieved; plus up to an additional 70% of his salary earned with respect to the Year 2 Period, as a bonus in the sole discretion of the Compensation Committee based on extraordinary financial and business performance of the Company during the Year 2 Period (beyond the level required to achieve the bonus of 30% of his salary for the Year 2 Period). The Compensation Committee also authorized an additional 50% of base salary “Extraordinary Bonus” if the Company exceeds targeted revenues and Adjusted EBITDA by 50% relative to the targets approved by the Board for FY2017 at its meeting on April 13, 2016.

•
Mr. Stone will receive 50% of his salary earned with respect to period starting April 1, 2017 through March 31, 2018 ("Year 3 Period"), as a bonus if both of the Year 3 Period targets are achieved; plus up to an additional 50% of his salary earned with respect to the Year 3 Period, as a bonus in the sole discretion of the Compensation Committee based on extraordinary financial and business performance of the Company during the Year 3 Period (beyond the level required to achieve the bonus of 50% of his salary for the Year 3 Period). The Compensation Committee also authorized an additional 50% of base salary “Extraordinary Bonus” if the Company exceeds targeted revenues and adjusted EBITDA by 50%.

Achievement of targets will be determined promptly after the Company's annual financial statements for the fiscal year for the applicable period have been publicly issued and certified by the Company's auditors. Any interpretative issues in reconciling adjusted EBITDA or a public earnings measure to audited numbers (a) be resolved as much as possible based on the Company's publicly filed reconciliations of the same and (b) as to any other questions will be determined in the reasonable discretion of the Compensation Committee after good faith discussion with Mr. Stone. Bonus targets that have not been achieved to the level required by the above criteria will not entitle Mr. Stone to a pro-rated bonus.
In connection with entering into the amended agreement, Mr. Stone received an option grant to purchase 100,000 shares of common stock of the Company at an exercise price equal to the closing price of the Company’s common stock on May 26, 2016 under the Company’s equity incentive plan, which vests as follows: 25,000 options shall vest on the one-year anniversary of the grant date, 75,000 options shall vest on a monthly basis over the 3 years following the first anniversary of the grant date, and all unvested options shall vest immediately upon a change of control of the Company.
Employment Agreement with Andrew Schleimer. On July 8, 2014, we entered into an employment agreement with Andrew Schleimer to become the Company’s Executive Vice President and Chief Financial Officer. Mr. Schleimer’s employment agreement was for a two-year term with an annual salary of $300,000. In addition, Mr. Schleimer received options for 300,000 shares of common stock under the Company’s equity incentive plan at the closing price of the Company’s common stock on July 8, 2014. The options vest over a four year term as follows: 25% on the first anniversary of his start date, then 6,250 shares on a monthly basis for the following three years. In the event of a change of control, all unvested options will vest immediately. On November 1, 2015, his annual salary was increased to $400,000. Mr Schleimer's employment agreement expired on July 8, 2016 and he does not currently have an agreement but continues to be paid based on an annual salary of $400,000.
TERMINATION PROVISIONS & POTENTIAL PAYMENTS UPON TERMINATION
OR CHANGE OF CONTROL
The section below provides information concerning the amount of compensation payable to our named executive officers in the event of termination of such executive’s employment, including certain estimates of the amounts that would have been paid on certain dates under what we believe to be reasonable assumptions. However, the actual amounts to be paid out can only be determined at the time of such executive’s termination.

Payments Made Upon Termination Generally
Regardless of the manner in which any of our employees (including any of our executive officers) is terminated, the employee would be entitled to receive certain amounts due during such employee’s term of employment. Such amounts would include (“accrued compensation”):

•	any unpaid salary from the date of the last payroll to the date of termination;

•	accrued but unpaid bonus for a previously completed yearly measurement period;

•	reimbursement for any properly incurred unreimbursed business expenses;

•	any vested benefits the executive may have under the Company’s benefit plans; and

•	unpaid, accrued and unused personal time off through the date of termination.
In addition, an executive officer would retain the following rights:

•	any existing rights to indemnification for prior acts through the date of termination; and

•	any options and equity awarded pursuant to our 2011 Plan to the extent provided in that plan and the grant or award.
Messrs. Stone, Schleimer, Alejandro: As noted above under “Employment Agreements,” each of Messrs. Stone, Schleimer, and Alejandro has or had as of March 31, 2016 an employment agreement with us. In addition to those payments made upon termination noted above, these agreements provide for the additional benefits on certain termination as described below.
Payments Made Upon Termination by Us Without Cause or by the Officer for Good Reason
If, as of March 31, 2016, we terminated Messrs. Stone’s, Schleimer’s or Alejandro's employment without cause, or if the officer terminated his employment for good reason, he would have received the following termination benefits:
(i) continuation of his salary at the rate then in effect; and,
(ii) continuation of any executive health and group health plan benefits to the extent authorized by and consistent with 29 U.S.C. § 1161 et seq. (commonly known as “COBRA”), subject to payment of premiums by the Company to the extent that the Company was covering such premiums as of the termination date (if permitted by law without violation of applicable discrimination rules, or, if not, the equivalent after-tax value payable as additional severance at the same time such premiums are otherwise payable); and,
(iii) a pro-rata annual bonus through the termination date, as reasonably determined by the Compensation Committee applying the applicable contract standards and paid at the same time as a bonus would otherwise be payable under the contract; and,
(iv) acceleration of vesting of the options amended and/or granted under the contract on a pro-rata basis as if the vesting schedule had been monthly rather than annual, advanced to the next month.
The Company’s liability for salary continuation pursuant to clause (i) above will not be reduced by the amount of any severance pay paid to the executive pursuant to any severance pay plan or stay bonus plan of the employer.
In order to receive such severance, the officer must execute a release of all claims and comply with the remaining confidentiality and non-solicitation provisions of his employment agreement.
“Good reason” means (i) breach by the Company of the insurance or indemnification provisions in the employment or any indemnification agreement or failure of the Company to pay any amounts or options due when due under the terms and conditions thereunder, after a 15 day cure period; (ii) the officer is not reporting directly to the board of directors, subject to a 30 day cure period, unless the sole reason for such failure to report to the board of directors is that a change of control occurred and as a result the officer’s reporting structure in the buyer’s organization puts him at effectively the same or higher level of overall responsibility and authority (comparing the positions in each organization) as was the case immediately prior to such change of control, as reasonably determined by the board of directors prior to such change of control; or (iii) material diminution in the officer’s position, duties, authority or responsibility, without cause, subject to a 30 day cure period.
The term “cause” means (i) any act committed against the Company which involves fraud, willful misconduct, gross negligence or refusal to comply with the reasonable, legal and clear written instructions; or (ii) the conviction of, or indictment (or procedural equivalent, or guilty plea or plea of nolo contender) for (A) a felony or (B) any misdemeanor involving moral turpitude where the circumstances reasonably would have a negative impact on the Company, deceit, dishonesty or fraud; or (iii) material breach of the employment agreement; provided, however, that in each case the officer will have 15 days to cure such conduct, unless such conduct is not reasonably curable.
If Mr. Stone, Mr. Schleimer, or Mr. Alejandro were terminated without cause or he resigned for good reason on March 31, 2016, then pursuant to the terms of his employment agreement, he would have received the following post-termination payments:

Position	Base Salary (1) ($)	Annual Bonus (2) ($)	Health Plan Payments (3) ($)	Accelerated Vesting of Options (4) ($)
William Stone III	1,500,000	—	9,072	—
Chief Executive Officer and previous President and Chief Operating Officer
Andrew Schleimer	70,968	—	433	—
Executive Vice President and Chief Financial Officer
James Alejandro	167,020	70,263	—	—
Chief Accounting Officer and Controller
(1) Mr Stone’s payment is based on salary paid from April 1, 2016 until March 31, 2018, the end of the term of his employment agreement. Mr Schleimer’s payment is based on salary paid from April 1, 2016 until July 8, 2016, the end of the term of his employment agreement.
(2) Mr. Stone and Mr. Schleimer were not eligible to receive a performance bonus as of March 31, 2016. As of March 31, 2016, Mr. Alejandro reached certain milestones related to accomplishments made on the Company's financial controls, and received a bonus of $70,263 for such accomplishments. The bonus was paid on April 29, 2016.
(3) For Mr. Stone, based on monthly payments of $252. For Mr. Schleimer, based on monthly payments of $173. Mr. Alejandro made no benefit elections for the fiscal year ended March 31, 2016.
(4) For Mr. Stone, the amount is based on the difference between the exercise price of options outstanding as of March 31, 2016 ($2.54 per share with respect to 300,000 options, $4.11 per share with respect to 200,000 options, and $5.89 per share with respect to 50,000 options) and in each case the closing stock price on March 31, 2016 ($1.19). For Mr. Schleimer, the amount is based on the difference between the exercise price of options outstanding as of March 31, 2016 ($2.75 per share with respect to 60,000 options and $4.11 per share with respect to 300,000 options) and in each case the closing stock price on March 31, 2016 ($1.19) and the acceleration of vesting of the options amended and/or granted under the employment agreement on a pro-rata basis as if the vesting schedule had been monthly rather than annual, advanced to the next month. For Mr. Alejandro, the amount is based on the difference between the exercise price of options outstanding as of March 31, 2016 ($3.61 per share with respect to 100,000 options, $1.51 per share with respect to 50,000 options, and $1.43 per share with respect to 35,000 options) and in each case the closing stock price on March 31, 2016 ($1.19). Due to all options issued to our named executive officers having exercise prices below the stock price as of March 31, 2016, these options have no intrinsic value as of March 31, 2016.
Payments Made upon Termination following a Change of Control
Following a change of control as of March 31, 2016, the unvested equity grants made to Mr. Stone, Schleimer, and Alejandro under their employment agreements would vest. We estimate that an acceleration under these conditions would result in no value, based on the difference between the exercise price of such options and the closing stock price on March 31, 2016 ($1.19).

Payments Made Upon Disability and Death
Upon disability or death of either Mr. Stone, Schleimer or Alejandro, the Company would be obligated to pay the accrued compensation, as described above. If either officer became disabled so that he is unable to perform the essential functions of the existing position with or without reasonable accommodation, the board of directors may remove him from any responsibilities and/or reassign him to another position for the remainder of the term of the agreement or during the period of such disability and he will continue to receive his full salary and benefits for a period of time equal to 12 months. Based on medical insurance premiums as of March 31, 2016, we estimate that the approximate monthly value of the continued medical benefit payments would have been $252 for Mr. Stone, $173 for Mr. Schleimer, and none for James Alejandro. If the disability continues beyond the 12 month period, then the officer’s employment may be terminated. “Disability” means a written determination, as certified by at least two duly licensed and qualified physicians, one of which is approved by the board of directors and one of which is approved by the officer, that he suffers from a physical or mental impairment that renders him unable to perform his regular personal duties under the agreement and that such impairment can reasonably be expected to continue for a period of three consecutive months or for shorter periods aggregating 90 days in any 12 month period.
GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR ENDED MARCH 31, 2016
The following table sets forth certain information about plan-based awards that we made to the named executive officers during the fiscal year ended March 31, 2016.

Name	Grant Date	Option Awards: Number of Shares Underlying Options (#) (1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock & Option Awards ($) (1)
William Stone III Chief Executive Officer and previous President and Chief Operating Officer	12/9/2015	175,000 (2)	1.43	213,500
Andrew Schleimer Executive Vice President and Chief Financial Officer	12/9/2015	105,000 (3)	1.43	128,100
James Alejandro Former Chief Accounting Officer and Controller	12/9/2015	35,000 (4)	1.43	42,700
	11/4/2015	50,000 (5)	1.51	59,600

(1)
The value of a stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

(2)
The options granted on December 9, 2015 vest as follows: 87,500 options will vest on the twenty-four (24) month anniversary of the grant date, and 87,500 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. All unvested options granted will vest immediately upon a change of control of the Company.

(3)
The options granted on December 9, 2015 vest as follows: 52,500 options will vest on the twenty-four (24) month anniversary of the grant date, and 52,500 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. All unvested options granted will vest immediately upon a change of control of the Company.

(4)
The options granted on December 9, 2015 vest as follows: 17,500 options will vest on the twenty-four (24) month anniversary of the grant date, and 17,500 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. In connection with Mr. Alejandro's resignation on June 10, 2016, these options were cancelled in full.

(5)	Options vest at 1,389 shares on a monthly basis for thirty-six (36) months. In connection with Mr. Alejandro's resignation on June 10, 2016, 40,278 of these options were cancelled.

OPTIONS EXERCISES AND STOCK VESTED-DURING FISCAL YEAR ENDING MARCH 31, 2016
None of our named executive officers exercised any stock options during fiscal year 2016. The following table sets forth the common stock held by our executive officers that vested during 2016:

	Stock Awards
Name	Number of Shares Acquired on Vested	Value Realized on Vesting ($) (1)
William Stone III Chief Executive Officer and previous President and Chief Operating Officer	91,666	220,082
(1) Shares vested monthly on a pro-rata basis. Amount represents aggregate market value upon vesting, based on the closing price of our common stock on each vesting date.
OUTSTANDING EQUITY AWARDS AT MARCH 31, 2016
The following table presents information regarding outstanding options held by our named executive officers as of March 31, 2016.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William Stone III (1) Chief Executive Officer and previous President and Chief Operating Officer	12/9/2015	—	175,000	1.43	12/09/2025
	9/10/2014	18,750	31,250	5.89	9/10/2024
	7/8/2014	83,333	116,667	4.11	07/08/2024
	11/25/2013	233,328	66,672	2.54	11/25/2023
Andrew Schleimer (2) Executive Vice President and Chief Financial Officer	12/9/2015	—	105,000	1.43	12/09/2025
	7/8/2014	125,000	175,000	4.11	7/8/2024
	10/2/2013	60,000	—	2.75	10/02/2023
James Alejandro (3) Former Chief Accounting Officer	12/9/2015	—	35,000	1.43	12/09/2025
	11/4/2015	5,556	44,444	1.51	11/4/2025
	2/27/2015	27,083	72,917	3.61	2/27/2025

(1)
On December 9, 2015, Mr. Stone was granted 175,000 options with an exercise price of $1.43 per share and 87,500 of which will vest on the twenty-four (24) month anniversary of the grant date, and 87,500 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. On September 10, 2014, Mr. Stone was granted 50,000 options with an exercise price of $5.89 per share and 12,500 of which will vest on the one-year anniversary of the grant date, and 37,500 of which will vest on a monthly basis over the three years following the first anniversary of the grant date to become fully vested on September 10, 2018. On July 8, 2014, Mr. Stone was granted 200,000 stock options exercisable at the exercise price of $4.11. The original vesting of these 200,000 options was adjusted so that 50,000 options vested on the one-year anniversary of the original grant date (i.e., July 8, 2015), and 150,000 options will vest on a monthly basis over the three years following such first anniversary. On November 25, 2013, Mr. Stone was granted 300,000 stock options exercisable at the price of $2.54 per share. The options vest over a three year term as follows: 100,000 options vested on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. All unvested options granted will vest immediately upon a change of control of the Company.

(2)
On December 9, 2015, Mr. Schleimer was granted 105,000 options with an exercise price of $1.43 per share and 52,500 of which will vest on the twenty-four (24) month anniversary of the grant date, and 52,500 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. On July 8, 2014, Mr. Schleimer was granted 300,000 stock options exercisable at the exercise price of $4.11 per share. The options vest over a four year term as follows: 25% on the first anniversary of his start date, then 6,250 shares on a monthly basis for the following three years. On October 2, 2013, as part of Mr. Schleimer's previous consulting agreement with the Company, he was granted 60,000 options with an exercise price of $2.75 per share all of which were vested as of March 31, 2016. All unvested options granted will vest immediately upon a change of control of the Company.

(3)
Effective December 9, 2015, Mr. Alejandro was granted 35,000 options with an exercise price of $1.43 per share and 17,500 of which will vest on the twenty-four (24) month anniversary of the grant date, and 17,500 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. On November 11, 2015, Mr. Alejandro was granted 50,000 stock options exercisable at the exercise price of $1.51 per share. The options vest at 1,389 shares on a monthly basis for thirty-six (36) months. On February 27, 2015, Mr. Alejandro was granted 100,000 stock options exercisable at the exercise price of $3.61 per share. The options vest over a four year term as follows: 25% on the first anniversary of his start date, then 2,083 shares on a monthly basis for the following three years. In connection with Mr. Alejandro's resignation on June 10, 2016, of the 35,000, 50,000, and 100,000 stock option grants issued to him, 35,000, 40,278, and 68,750, respectively, were cancelled. The remainder are exercisable until September 8, 2016.

DIRECTOR COMPENSATION
The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2016. For compensation paid to William Stone III, see "Summary Compensation Table" above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Robert Deutschman (2)	79,500	78,200	157,700
Christopher Rogers (3)	53,000	48,000	101,000
Craig Forman (4)	53,000	48,000	101,000
Jeffrey Karish (5)	48,000	48,000	96,000
Judson Bowman (6)	36,000	12,000	48,000
Mohan Gyani (7)	8,664	24,592	33,256
Paul Schaeffer (8)	53,000	48,000	101,000
Peter Guber (9)	12,000	—	12,000

(1)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of each restricted stock award that was granted during the respective fiscal year, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. We estimated the fair value of restricted stock based on the fair value at the time of grant. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 sets forth the relevant assumptions used to determine the valuation of our stock option awards.

(2)
Mr. Deutschman is the Chairman of the Board of Directors and the Chairman of the Audit Committee. During the fiscal ended March 31, 2016, Mr. Deutschman received quarterly cash payments totaling $79,500 and was granted a total of 51,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share, of which 25,894 shares remained unvested as of March 31, 2016.

(3)
Mr. Rogers is a director of the Company and a member of the Audit Committee and the Compensation Committee. During the fiscal year ended March 31, 2016, Mr. Rogers received quarterly cash payments totaling $53,000 and was granted 31,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share, of which 15,894 shares remained unvested as of March 31, 2016.

(4)
Mr. Forman is a director of the Company and a member of the Audit Committee. During the fiscal year ended March 31, 2016, Mr. Forman received quarterly cash payments totaling $53,000 and was granted 31,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share, of which 15,894 shares remained unvested as of March 31, 2016.

(5)
Mr. Karish is a director of the Company and a member of the Compensation Committee. During the fiscal year ended March 31, 2016, Mr. Karish received quarterly cash payments totaling $48,000 and was granted 31,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share, of which 15,894 shares remained unvested as of March 31, 2016.

(6)
Mr. Bowman was a director of the Company until January 25, 2016. During the fiscal year ended March 31, 2016, Mr. Bowman received quarterly cash payments totaling $36,000 and was granted 31,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share. Effective as of Mr. Bowman's resignation from the board of directors, 23,841 unvested shares of the total common stock issued on November 4, 2015 were cancelled.

(7)
Mr. Gyani is a director of the Company and a member of the Compensation Committee. During the fiscal year ended March 31, 2016, Mr. Gyani received quarterly cash payments totaling $8,664 and was granted 23,200 shares of restricted stock both pro-rated from the date of commencement of service on January 26, 2016 to the next November 1, 2016 annual grant with a fair value price of $1.06 per share, of which 22,579 shares remained unvested as of March 31, 2016.

(8)
Mr. Schaeffer is a director of the Company and a member of the Audit Committee. During the fiscal year ended March 31, 2016, Mr. Schaeffer received quarterly cash payments totaling $53,000 and was granted 31,788 shares of common stock issued on November 4, 2015 with a fair value price of $1.51 per share, of which 15,894 shares remained unvested as of March 31, 2016.

(9)	During the fiscal year ended March 31, 2016, Mr. Guber received quarterly cash payments totaling $12,000. On August 10, 2015, Mr. Guber resigned from the board of directors.
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
The Company’s compensation program for the non-employee directors is as follows: each director receives an annual cash retainer of $48,000 (payable in equal quarterly installments) plus an annual grant for restricted Company common stock under the Company’s Amended and Restated 2011 Equity Incentive Plan (the "2011 Plan") having a value of $48,000 on the grant date (with quarterly vesting).
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

As of July 20, 2016, there were approximately 66,288,817 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
5% Stockholders (excluding Directors and Officers)
Trident Capital Management-VII,L.L.C. (3)	5,649,864	8.5%
Venrock Management VI, LLC (4)	4,785,160	7.2%
Bruce Grossman (5)	3,925,896	5.9%
Peter Guber (6)	3,921,192	5.9%
B. Riley Capital Management, LLC (7)	3,308,775	5.0%
Directors (excluding Executive Officers)
Paul Schaeffer	564,889	*
Robert Deutschman	461,176	*
Christopher Rogers	188,698	*
Jeffrey Karish	169,889	*
Craig Forman	143,781	*
Mohan Gyani	37,783	*
Named Executive Officers for Fiscal Year Ended March 31, 2016
William Stone III	920,406	1.4%
Andrew Schleimer	422,500	*
James Alejandro	40,972	*
All Current Directors and Executive Officers as a Group (9 individuals) (8)	2,926,102	4.4%
*Less than 1%.

(1)	Except as otherwise indicated, the address of each of the persons listed above is c/o Digital Turbine, Inc., 1300 Guadalupe St #302, Austin, TX 78701.

(2)
Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of July 20, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Based solely on a Schedule 13G filed jointly on March 13, 2015 with the SEC by Trident Capital Management-VII, L.L.C. ("TCM-VII", Trident Capital Fund-VII, L.P. ("Fund-VII"), and Trident Capital Fund-VII Principals Fund, L.P. ("Principals-VI"). TCM-VII is the sole general partner of Fund-VII and Principals-VII. TCM-VII may be deemed the beneficial owner of 5,649,864 shares of which Fund-VII directly owns 5,493,611 shares and Principals-VII directly owns 156,253 shares. The address of TCM-VII, Fund-VII and Principals-VII is 505 Hamilton Avenue, Suite 200, Palo Alto, CA 94301.

(4)
Based solely on a Schedule 13G filed jointly on March 12, 2015 with the SEC, by Venrock Management VI, LLC ("VM VI"), Venrock Associates VI, L.P. ("VA VI"), Venrock Partners VI, L.P. ("VP VI"), and Venrock Partners Management VI, LLC ("VPM VI"). VM VI is the general partner of VA-VI, and VPM VI is the general partner of VP VI. Of such shares, 4,436,799 shares of common stock are owned by VA-VI and 348,361 shares of common stock are owned by VP-VI. Venrock. The address of Venrock Management VI, LLCVM VI, VA VI, VP, VI and VPM VI is 3340 Hillview Avenue, Palo Alto, CA 94304.

(5)
Based solely on a Schedule 13G filed on March 13, 2016 with the SEC, Bruce Grossman is the direct beneficial owner of 24,600 of such shares. Dillon Hill Capital, LLC, of which Mr. Grossman is the sole member, owns 625,020 shares; Dillon Hill Investment Company, LLC, the sole member of which is a trust of which Mr. Grossman's spouse is a cotrustee, owns 1,381,772 shares; and Debbon Capital, L.P., of which Mr. Grossman is the general partner, owns 1,894,504 shares. The address of Bruce Grossman is 3200 Business Park Drive, Suite 306, Armonk, NY 10504.

(6)
Based solely on information known to us. Consists of (i) 212,800 shares held by Mr. Guber, (ii) 3,572,678 shares held by the Guber Family Trust of which Mr. Guber is a trustee, (iii) 35,714 shares of common stock issuable upon exercise of warrants at an exercise price of $3.50 per share, and (iv) 100,000 shares of common stock issuable upon the exercise of stock options that are currently exercisable at an exercise price of $13.75 per share.

(7)
Based solely on a Schedule 13G filed jointly on January 21, 2016 with the SEC by BRC Partners Opportunity Fund, L.P. (“BPOF”), B. Riley Capital Management, LLC ("BRCM"), investment advisor and general partner of BPOF, B. Riley Financial, Inc. ("BRF"), B. Riley & Co., LLC ("BRC"), Robert Antin Children Irrevocable Trust dtd 1/1/01 ("Antin Trust"), and Bryant R. Riley ("Mr. Riley"), Mr. Riley is the chief executive officer of BRCM and portfolio manager of BPOF, chairman of BRF and BRC, and trustee of the Antin Trust. Of such shares (i) BPOF directly owns 2,009,119 shares, and BRCM and Mr. Riley may be deemed to beneficially own the all shares owned by BPOF; (ii) BRF directly owns 850,671 shares, which Mr. Riley may be deemed to beneficially own; (iii) BRC directly owns 44,955 shares, which Mr. Riley may be deemed to beneficially own; (iv) the Antin Trust directly owns 200,000 shares, which Mr. Riley may be deemed to beneficially own; and (v) Mr. Riley owns 204,030 shares. The principal business address of each of BPOF, BRCM, BRC, the Antin Trust and Mr. Riley is 11100 Santa Monica Blvd. Suite 800, Los Angeles, CA 90025. The principal place of business of BRF is 21860 Burbank Blvd. Suite 300 South, Woodland Hills, CA 91367.

(8)
Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of July 20, 2016 as follows: Mr Schaefer, 60,000 shares; Mr. Gyani, 14,583 shares; Mr. Stone, 408,326 shares; Mr. Schleimer, 222,500 shares; Mr. Wesch 16,528 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Sift Transactions
On December 28, 2015, the Company’s wholly-owned subsidiary, DTM, entered into a license with respect to certain of DTM’s intellectual property assets described below (the “License Agreement”) with Sift, in exchange for shares of Sift’s newly-issued Preferred Stock (as hereinafter defined) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a cash payment. At the same time, DTM also entered into a publishing agreement with Sift (the “Publishing Agreement”), as well as certain other ancillary agreements, all as described below. Sift was formed by Jud Bowman, a former director of the Company until Janaury 2016. Mr. Bowman is Sift’s President, Chief Executive Officer and one of its significant shareholders. The License Agreement, the Stock Purchase Agreement, the Publishing Agreement, the ancillary agreements and the transactions contemplated thereby are referred to as the “Sift Transactions”. The Sift Transactions were unanimously approved by the independent and disinterested members of the Company’s Board other than Mr. Bowman.
License Transaction.
The Licensed Assets (as hereinafter defined) were originally acquired as part of the Company’s merger with Appia earlier in 2015, and relate to development-stage real-time bidding technology, an ancillary part of Appia’s (now DTM’s) advertising business. Pursuant to the License Agreement, DTM granted to Sift an irrevocable, non-exclusive and royalty-free license to its real-time bidder and certain other technology needed to operate the core real-time bidding assets (collectively, the “Licensed Assets”). In consideration of the license to Sift, DTM received $1,000,000, in cash, 9.9% of the authorized and issued shares of Sift in the form of Series Seed Convertible Preferred Stock (the “Preferred Stock”) a seat on the board of directors of Sift and a variety of other rights referenced below.
Pursuant to the License Agreement, DTM’s license of the Licensed Assets to Sift is perpetual. DTM agreed that it will not license or sell the core real-time bidding assets to any third parties for any purpose (except in connection with a Change of Control (as defined in the License Agreement) of the Company or DTM), and DTM will not license or sell certain related but non-core licensed assets to any third parties (except in connection with a Change of Control of the Company or DTM) within the field of the programmatic advertising business. Notwithstanding the foregoing limitations on licensing or selling of the core real-time bidding assets and non-core licensed assets, DTM can use any of the Licensed Assets for its own purposes. DTM currently has, and intends to continue, its real-time bidding operations. Each party owns any developments or improvements that each such party may make in the future with respect to the Licensed Assets.

DTM is providing certain warranties and indemnities to Sift regarding the Licensed Assets, subject to various limitations, as detailed in the License Agreement.
Publisher Agreement.
Pursuant to the Publisher Agreement, DTM and Sift (as publisher) entered into DTM’s standard form of Publisher Agreement for a term of one year, subject to certain exclusivity and matching provisions. Sift is obligated for such period to use DTM as the exclusive provider of advertising that is available through DTM as set forth in the Publisher Agreement.
Stock Purchase Agreement.
The Company received 9.9% of Sift’s capital stock in the form of newly-issued Preferred Stock, which is convertible into Sift Common Stock (“Common Stock”) under certain circumstances, and is redeemable upon the fifth (5th) anniversary of issuance of the Preferred Stock by the holders of a majority of the Preferred Stock. For so long as it holds Preferred Stock, DTM is entitled to nominate for election one member of the five-member Board of Sift. The DTM nominated director is Bill Stone. The Preferred Stock as a class has a variety of other rights, preferences and privileges typically associated with early-stage preferred stock, including a liquidation preference of $1.00 per share and certain veto rights. DTM received 999,000 shares of Preferred Stock. Sift sold and issued an additional 3,190,000 shares of its Series Seed Preferred Stock to other investors led by Wakefield Group IV, LLC for a total cash consideration of $3,190,000.
Pursuant to the Stock Purchase Agreement, Sift issued the Preferred Stock to DTM and other accredited and institutional investors pursuant to a private placement exempt from the registration requirements of applicable securities laws. Mr. Bowman serves as Sift’s President and Chief Executive Officer and, upon Sift’s formation, entered into an agreement to receive 5,311,000 shares of restricted Sift Common Stock, representing in the aggregate approximately 53% of Sift’s fully-diluted capital stock immediately following the sale of the Series Seed Preferred Stock.
Ancillary Agreements.
Pursuant to an Employment Agreement and related Restricted Stock Agreement, Sift agreed to employ Mr. Bowman as President and Chief Executive Officer of Sift for an initial term of three (3) years subject to renewal. Mr. Bowman’s base salary is $200,000 per annum with discretionary, performance-based targeted bonuses of up to 50% of base salary and full participation in Sift’s benefit plans. Mr. Bowman purchased 5,311,000 restricted common shares, which rank beneath the Preferred Stock, at an aggregate price of approximately $60,000. The restricted shares are subject to a Sift repurchase option at the original purchase price if his employment is terminated for any reason on or before December 28, 2019. The repurchase option expires on an accelerated basis if he is terminated Without Cause or for Good Reason (as such terms are defined in the Employment Agreement) as follows: (i) 25% expires if he is terminated prior to the 6-month anniversary from the effective date; and (ii) 50% expires if he is terminated after the 6-month anniversary from the effective date if such repurchase option then applies to less than 50% of the restricted shares after passage of time. In addition, 100% of the repurchase option expires upon a “Change of Control.” Mr. Bowman also is eligible for severance in the event of termination Without Cause or for Good Reason (as such terms are defined in the Employment Agreement), and is subject to certain in-term and post-term restrictive covenants, including post-term non-competition and non-solicitation covenants for a period of 18 months. Mr. Bowman remains a Digital Turbine, Inc. director. Concurrent with the Employment Agreement, Mr. Bowman has entered into Sift’s standard Non-Disclosure, Non-Solicitation and Inventions Assignment Agreement.
Pursuant to an Investor Rights Agreement, the holders of Preferred Stock (including DTM), together with certain Key Holders (as hereinafter defined), are accorded certain registration rights, preemptive rights, information rights and other customary provisions. The Investor Rights Agreement includes other customary provisions including preemptive rights, registration rights, financial information rights and a 180-day market standoff provision. In addition, the Investor Rights Agreement terminates certain of DTM’s rights in the event of certain limited, willful and material breaches by DTM of the License Agreement.
In addition, pursuant to a Right of First Refusal and Co-Sale Agreement, any proposed transfer of Common Stock by the key holders of such shares (including Mr. Bowman) (the “Key Holders”) require notice to Sift and each of the holders of Preferred Stock; such agreement provides Sift and then the holders of Preferred Stock certain rights of first refusal to acquire the Key Holders’ shares proposed to be transferred, subject to certain exclusions, and certain co-sale rights, after customary notice and exercise periods, and to participate in any sale by the Key Holders to any third party upon the same economic terms to which all or a portion of the Key Holders’ shares are subject. In addition, the Right of First Refusal and Co-Sale Agreement terminates certain of DTM’s rights in the event of certain limited, willful and material breaches by DTM of the License Agreement.
A Voting Agreement sets forth certain voting rights and obligations of the holders of Common Stock and Preferred Stock. Under the Voting Agreement, the holders of Common Stock and Preferred Stock are required to vote their shares to elect five (5) directors of Sift as follows: (i) one director nominated by Wakefield Group IV, LLC, (ii) one director nominated by

DTM, (iii) two directors nominated by a majority of the Key Holders, each of whom shall be independent of Mr. Bowman so long as he continues to serve as President and Chief Executive Officer, and (iv) one director who shall be the “CEO director.”
The Voting Agreement includes other customary provisions including an irrevocable proxy, a change of control provision for a sale of Sift and termination upon underwritten public offering or sale of Sift. In addition, the Voting Agreement terminates certain of DTM’s rights in the event of certain limited, willful and material breaches by DTM of the License Agreement.
Pursuant to the Transition Services Agreement, DTM agreed to provide Sift limited transition services for a period of 90 days following the Closing (as such term is defined in the Transition Services Agreement) in connection with the Sift Transactions for certain fees and reimbursement of certain out-of-pocket costs.
Director Independence
Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 20, 2016, the independent directors of the Board were Robert Deutschman, Christopher Rogers, Craig Forman, Jeffrey Karish, Mohan Gyani, and Paul Schaeffer within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
Aggregate fees for professional services rendered to us by SingerLewak LLP, our independent registered public accounting firm engaged to provide audits for the fiscal years ended March 31, 2016 and March 31, 2015, were:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit fees	$332,978	$377,284
Audit related fees	68,149	9,649
Tax fees	45,611	—
All other fees		46,674
Total	$446,738	$433,607
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
Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2016 and 2015.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	61

Consolidated Financial Statements:
Consolidated Balance Sheets	65
Consolidated Statements of Operations	66
Consolidated Statement of Comprehensive Loss	66
Consolidated Statements of Stockholders' Equity	67
Consolidated Statements of Cash Flows	69
Notes to Consolidated Financial Statements	71
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
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K/A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: July 29, 2016
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

4.3.1	Amendment to Common Stock Purchase Warrant dated as of February 17, 2016 issued to North Atlantic SBIC IV, L.P. #

4.3.2	Second Amendment to Common Stock Purchase Warrant dated as of May 6, 2016 issued North Atlantic SBIC IV, L.P. #

10.1	2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. †

10.1.1	Form of Non-Qualified Stock Option Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007†

10.1.2	Amendment to 2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.1.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008. †

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

10.10.1	Amendment to Securities Purchase Agreement by and among Digital Turbine Media, Inc. (f/k/a Appia, Inc.),, Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated as of February 17, 2016 #

10.10.2	Second Amendment to Securities Purchase Agreement by and among Digital Turbine Media, Inc. (f/k/a Appia, Inc.), Digital Turbine, Inc., and North Atlantic SBIC IV, L.P., dated as of May 7, 2016 #

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

10.27	2008 Equity Incentive Plan for Appia, Inc., incorporated by reference to our Registration Statement on Form S-8 (File No. 333-202863), filed with the Commission on March 19,2015.
21.1	List of Subsidiaries #

23.1	Consent of Independent Registered Public Accounting Firm. #

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Andrew Schleimer, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. * **

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350. * **

101	INS XBRL Instance Document. #

101	SCH XBRL Schema Document. #

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. #

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. #

101	LAB XBRL Taxonomy Extension Label Linkbase Document. #

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. #

*	Filed herewith

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

†	Management contract or compensatory plan or arrangement

#	Previously filed with Annual Report on Form 10-K (File No. 001-10039) filed with the Commission on June 14, 2016.