Form 10-Q
period 2016-06-30
Digital Turbine, Inc.
filed 2016-08-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of August 3, 2016, the Company had 66,634,006 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2016

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,412	$11,231
Accounts receivable, net of allowances of $355 and $464, respectively	15,648	17,519
Deposits	147	213
Prepaid expenses and other current assets	494	583
Total current assets	25,701	29,546
Property and equipment, net	2,043	1,784
Cost method investment	999	999
Deferred tax assets	500	500
Intangible assets, net	10,610	12,490
Goodwill	76,621	76,621
TOTAL ASSETS	$116,474	$121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,131	$15,300
Accrued license fees and revenue share	10,041	9,622
Accrued compensation	1,281	1,353
Short-term debt, net of debt issuance costs and discounts of $524 and $568, respectively	10,476	10,432
Other current liabilities	2,519	2,147
Total current liabilities	39,448	38,854
Other non-current liabilities	835	815
Total liabilities	40,283	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,023,273 issued and 66,288,817 outstanding at June 30, 2016; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	8
Additional paid-in capital	296,728	295,423
Treasury stock (754,599 shares at June 30, 2016 and March 31, 2016)	(71)	(71)
Accumulated other comprehensive loss	(175)	(202)
Accumulated deficit	(220,399)	(212,987)
Total stockholders' equity	76,191	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,474	$121,940
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015
Net revenues	$24,039	$18,686
Cost of revenues
License fees and revenue share	19,224	14,221
Other direct cost of revenues	1,880	2,191
Total cost of revenues	21,104	16,412
Gross profit	2,935	2,274
Operating expenses
Product development	2,835	2,754
Sales and marketing	1,444	1,282
General and administrative	5,105	5,389
Total operating expenses	9,384	9,425
Loss from operations	(6,449)	(7,151)
Interest and other expense, net
Interest expense, net	(682)	(491)
Foreign exchange transaction gain / (loss)	(3)	1
Loss on disposal of fixed assets	—	(23)
Other income	18	17
Total interest and other expense, net	(667)	(496)
Loss from operations before income taxes	(7,116)	(7,647)
Income tax provision	296	472
Net loss	(7,412)	(8,119)
Other comprehensive income / (loss)
Foreign currency translation adjustment	27	(49)
Comprehensive loss	$(7,385)	$(8,168)
Basic and diluted net loss per common share	$(0.11)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	66,286	57,388
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,412)	$(8,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,094	2,241
Change in allowance for doubtful accounts	(109)	(131)
Amortization of debt discount	118	117
Amortization of debt issuance costs	224	—
Accrued interest	1	87
Loss on disposal of fixed assets	—	23
Stock-based compensation	1,223	1,294
Stock-based compensation related to restricted stock for services rendered	80	327
(Increase) / decrease in assets:
Accounts receivable	1,980	(354)
Deposits	66	(5)
Prepaid expenses and other current assets	89	70
Increase / (decrease) in liabilities:
Accounts payable	(169)	2,521
Accrued license fees and revenue share	419	963
Accrued compensation	(72)	76
Other liabilities and other items	372	554
Net cash used in operating activities	(1,096)	(336)

Cash flows from investing activities
Capital expenditures	(472)	(341)
Net cash used in investing activities	(472)	(341)

Cash flows from financing activities
Repayment of debt obligations	—	(150)
Cash paid for debt issuance costs	(280)	—
Options exercised	2	10
Net cash used in financing activities	(278)	(140)

Effect of exchange rate changes on cash and cash equivalents	27	(72)

Net change in cash and cash equivalents	(1,819)	(889)

Cash and cash equivalents, beginning of period	11,231	7,069

Cash and cash equivalents, end of period	$9,412	$6,180
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device original equipment manufacturers ("OEMs") and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments – Advertising and Content.
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
With global headquarters in Austin, Texas and offices in Durham, North Carolina, San Francisco, Singapore, Sydney and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media” or "DTM"). We refer to all the Company's subsidiaries collectively as "wholly-owned subsidiaries." We refer to Appia, Inc., a company we acquired on March 6, 2015, as “DT Media.”
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. As of June 30, 2016, we had cash and cash equivalents totaling approximately $9,412. Additionally, the Company currently has a $3,300 revolving credit facility in place with Silicon Valley Bank (see Note 9), which it has historically used to fund working capital requirements, as needed. As of June 30, 2016, the Company had $3,000 outstanding on its revolving credit facility with Silicon Valley Bank. See Note 7 regarding the extensions of the maturity of this loan to August 14, 2016. The Company expects to use net cash on hand for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures, and for repayment of debt. The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for the next twelve months.

Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand. In addition, the Company may raise additional capital through future debt or equity financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including RTB, integration of Content/Pay into advertising infrastructure, or new product development. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
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
3.    Summary of Significant Accounting Policies
The significant accounting policies and recent accounting pronouncements were described in Note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There have been no significant changes in or updates to the accounting policies since March 31, 2016, except as noted below.
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2016, the results of its operations and corresponding comprehensive loss, and its cash flows for the three months ended June 30, 2016 and 2015.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of June 30, 2016, one major customer represented approximately 17.9% of the Company’s net accounts receivable balance. As of March 31, 2016, the previously mentioned major Content customer represented 15.6% of the Company’s net accounts receivable balance and a major Advertising customer represented 11.0% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the three months ended June 30, 2016, the previously mentioned major Content customer represented 32.9% of net revenue and another major Content customer represented 11.0% of net revenue. During the three months ended June 30, 2015, the two previously mentioned major Content customers represented 29.6% and 3.7% of net revenue, respectively.
4.    Accounts Receivable

	June 30, 2016	March 31, 2016
Billed	$11,873	$13,220
Unbilled	4,130	4,763
Allowance for doubtful accounts	(355)	(464)
Accounts receivable, net	$15,648	$17,519
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of June 30, 2016 and March 31, 2016 are expected to be billed and collected within twelve months.
The Company recorded $377 and $192 of bad debt expense during the three months ended June 30, 2016 and 2015, respectively.
5.    Property and Equipment

	June 30, 2016	March 31, 2016
Computer-related equipment	$3,209	$2,775
Furniture and fixtures	40	33
Leasehold improvements	106	74
	3,355	2,882
Accumulated depreciation	(1,312)	(1,098)
Property and equipment, net	$2,043	$1,784
Depreciation expense for the three months ended June 30, 2016 and 2015 was $214 and $50, respectively.
6.    Intangible Assets
The components of intangible assets at June 30, 2016 and March 31, 2016 were as follows:

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(5,568)	$5,976
Trade name / trademark	380	(380)	—
Customer list	11,300	(6,775)	4,525
License agreements	355	(246)	109
Total	$23,579	$(12,969)	$10,610

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,949)	$6,595
Trade name / trademark	380	(380)	—
Customer list	11,300	(5,534)	5,766
License agreements	355	(226)	129
Total	$23,579	$(11,089)	$12,490

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; thus, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $1,880 and $2,191 during the three months ended June 30, 2016 and 2015, respectively. The decrease in amortization expense year-over-year was primarily attributable to the following reductions to intangible assets during fiscal 2016: 1) $1,874 reduction to the cost basis of internal use software acquired in the Appia Inc. transaction due to the Company licensing technology in the Sift agreement that was specifically tied to such software, and 2) $2,404 accelerated amortization expense and subsequent write-off recorded for customer relationship intangible assets related to our September 2012 acquisition of Logia Mobile Ltd.
Based on the amortizable intangible assets as of June 30, 2016, we estimate amortization expense for the next five years to be as follows:

Twelve Month Period Ending June 30,	Amortization Expense
2017	$5,914
2018	2,335
2019	1,390
2020	196
2021	86
Thereafter	689
Total	$10,610
7.    Debt

	June 30, 2016	March 31, 2016
Short-term debt
Revolving line of credit, principal	$3,000	$3,000
Secured debenture, net of discounts of $322 and $440, respectively	7,678	7,560
Debt issuance costs	(202)	(128)
Total short-term debt	$10,476	$10,432

Senior Debt
On March 6, 2015, in connection with the Company’s acquisition of Appia, Inc., DTM entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank in connection with the closing of the DTM (Appia) acquisition, which included a term loan and revolving line of credit. This loan replaced and restated Appia's prior loan agreement with Silicon Valley Bank, and was then amended and restated in June 2015 (as described under "Revolving Line of Credit"). The term loan was fully paid down as of the end of fiscal 2016.

Revolving Line of Credit
On June 28, 2016, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into the Third Amendment to the Third Amended and Restated Loan and Security Agreement (the "Amendment"), pursuant to which Silicon Valley Bank agreed to amend and restate the existing Second Amendment to the Third Amended and Restated Loan and Security Agreement to decrease the revolving line of credit available under such facility from $5,000 to $3,300, and to extend the maturity date under the facility from June 30, 2016 to August 14, 2016. Pursuant to the Amendment, the adjusted quick ratio covenant and the application of the streamline trigger (which is not a financial covenant) detailed in the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, were removed and replaced with the requirement for the Company to maintain a minimum amount of cash held at SVB to be calculated based on outstanding amounts on the revolving line of credit plus $1,000. Amounts outstanding under letters of credit and business credit cards are not included in this calculation. Under the Amendment, the Company is still required to deliver consolidated financial statements in addition to DTM. At June 30, 2016, DTM and the Company were compliant with all such covenants.
The revolving line of credit under the Amended and Restated Credit Facility allows DTM to borrow up to the lesser of $3,300 or the borrowing base, which is 80% of eligible accounts receivable after consideration of other amounts outstanding, under the revolving line of credit. At June 30, 2016 and March 31, 2016, DTM had borrowed $3,000 under the revolving line. Interest is payable monthly at a floating annual rate equal to (a) during any month for which the Borrower maintained an adjusted quick ratio (as customarily defined) of not less than 1.00:1.00 as of the last day of a month, the prime rate as reported by The Wall Street Journal, plus (1.75%) and (b) at all other times, the prime rate as reported by The Wall Street Journal, plus (2.75%). At June 30, 2016, the interest rate was 6.25%.
Subordinated Debenture and Warrant
On March 6, 2015, in connection with the acquisition of DTM, the Company entered into a Securities Purchase Agreement with North Atlantic SBIC IV, L.P. (“North Atlantic”), pursuant to which DTM sold a secured debenture with a principal amount of $8,000 (the “New Debenture”) to North Atlantic. The New Debenture was issued in exchange for two debentures previously sold by Appia to North Atlantic, which were cancelled.
The New Debenture matures on March 6, 2017, at which time the principal amount is due and payable. The Company may prepay the New Debenture, in whole or in part, at any time without penalty. The New Debenture bears interest at 10% per annum for the first twelve months, and 14% thereafter; interest is payable monthly.
DTM’s obligations under the New Debenture are secured by all of DTM’s assets; additionally, Digital Turbine, Inc. has guaranteed DTM’s obligations under the New Debenture, and pledged substantially all of its assets, including its intellectual property, to North Atlantic in support of the New Debenture. The New Debenture is subordinated to the Amended and Restated Credit Facility.
In connection with the issuance of the New Debenture, the Company issued to North Atlantic (i) 200,000 shares of the Company’s common stock, and (ii) a warrant to purchase an additional 400,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is not exercisable until the one year anniversary of the closing date of the merger, and will terminate if the Company repays the New Debenture prior to such one year anniversary. The value of the common shares and the estimated value of the warrant have been recorded as a debt discount, which is being amortized over the term of the New Debenture. During the three months ended June 30, 2016 and 2015, debt discount amortized amounted to $118 and $117, respectively, with the debt discount balance amounting to $322 and $440 at June 30, 2016 and March 31, 2016, respectively.
On May 6, 2016, DTM and North Atlantic, entered into a Second Amendment to Securities Purchase Agreement, where DTM agreed to pay North Atlantic the amount of $140 as a fee in connection with the preparation, negotiation, and execution of this amendment. Pursuant to this amendment, the warrant vesting date was modified to June 15, 2016 (the “Retirement Date”).
On June 13, 2016, DTM and North Atlantic, entered into a Third Amendment to Common Stock Purchase Warrant dated March 6, 2015. Pursuant to this amendment, the warrant vesting date was modified from June 15, 2016 to July 15, 2016 (the “Modified Retirement Date”). If the debt is not refinanced by July 15, 2016, then a warrant for 400,000 shares would be issued to North Atlantic and North Atlantic would receive a board observer. DTM agreed to pay North Atlantic the amount of $60 as consideration to extend the Modified Retirement Date from June 15, 2016 to July 15, 2016.

On July 15, 2016, DTM and North Atlantic entered into a Fourth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay North Atlantic the amount of $75 as consideration to extend the Retirement Date to August 29, 2016. See "Subsequent Events" in Note 15 of the Notes to the Consolidated Financial Statements.
The New Debenture, and the Company’s secured guarantees of such debt, contain covenants, among others, limiting the Company’s ability to undergo a change of control, incur indebtedness, grant liens, make dividends in cash, and other customary covenants. At June 30, 2016, DTM and the Company were compliant with all such covenants.
The Company’s required principal repayments for its outstanding debt as of June 30, 2016 are as follows:

	Revolving Line of Credit	Subordinated Debenture
August 14, 2016	$3,000	$—
March 6, 2017	—	8,000
Total	$3,000	$8,000
8.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). The 2011 Plan and 2007 Plan are collectively referred to as "Digital Turbine's Incentive Plans." In the year ended March 31, 2016, in connection with the acquisition of Appia, the Company assumed the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 11,818,907 and 11,886,707 remained available for future grants as of June 30, 2016 and March 31, 2016, respectively. The change over the comparative represents stock stock option grants and forfeitures/cancellations of 345,000 and 252,200, respectively.
Stock Option Agreements
Stock options granted under Digital Turbine's Incentive Plans typically vest over a three-to-four year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2015, in connection with the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase shares of the Company’s common stock under the 2011 Plan. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the three months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2016	7,824,395	$3.61	8.24	$110
Granted	345,000	$1.05
Forfeited / Cancelled	(252,200)	$2.79
Exercised	(4,212)	$0.63
Options Outstanding, June 30, 2016	7,912,983	$3.53	8.05	$79
Vested and expected to vest (net of estimated forfeitures) at June 30, 2016 (a)	6,296,796	$3.84	7.78	$75
Exercisable, June 30, 2016	3,295,307	$5.21	6.54	$68
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2016 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on June 30, 2016. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	8,065	$0.24	3.74	8,065	$0.24
$0.51 - 1.00	148,753	$0.65	6.06	144,978	$0.65
$1.01 - 1.50	2,363,975	$1.33	4.21	46,167	$1.25
$1.51 - 2.00	351,889	$1.51	9.35	63,764	$1.51
$2.01 - 2.50	253,776	$2.43	4.58	170,443	$2.41
$2.51 - 3.00	1,190,859	$2.62	8.26	638,634	$2.64
$3.51 - 4.00	1,535,022	$3.94	8.41	805,167	$3.93
$4.01 - 4.50	1,530,644	$4.19	7.42	916,214	$4.23
$4.51 - 5.00	60,000	$4.65	6.74	60,000	$4.65
$5.01 and over	470,000	$16.32	2.51	441,875	$16.98
	7,912,983			3,295,307
Other information pertaining to stock options for the Stock Plans is as follows:

	June 30,
	2016	2015
Total fair value of options vested	1,265	1,266
Total intrinsic value of options exercised (a)	3	5
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three months ended June 30, 2016 and 2015.

The weighted-average grant-date fair value for the options granted during the three months ended June 30, 2016 and 2015 was $0.81 and $3.43, respectively.
At June 30, 2016 and 2015, there was $8,103 and $10,781 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.46 and 2.48 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during three months ended June 30, 2016 are presented below.

June 30, 2016
Risk-free interest rate	1.22% to 1.65%
Expected life of the options	5.77 to 10 years
Expected volatility	95% to 130%
Expected dividend yield	—%
Expected forfeitures	10% to 35%
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
Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2016 and 2015, which includes both stock options and restricted stock, was $1,303 and $1,621, respectively. See Note 9 regarding restricted stock.
9.    Capital Stock Transactions
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
Common Stock and Warrants
In April 2016, the Company issued 930 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In June 2016, the Company issued 3,282 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.

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
Service and Time Condition RSAs
Awards of restricted stock are grants of restricted stock that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the requisite service period.
With respect to time condition RSAs, the Company expensed $80 and $327 during the three months ended June 30, 2016 and 2015, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2016	110,046	1.45
Granted	—	—
Vested	(55,901)	1.44
Cancelled	—	—
Unvested restricted stock outstanding as of June 30, 2016	54,145	1.49
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of June 30, 2016.
At June 30, 2016, there was $67 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.09 years.
10.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three months ended June 30, 2016 and 2015, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,
	2016	2015
Net loss	$(7,412)	$(8,119)
Weighted-average common shares outstanding, basic and diluted	66,286	57,388
Basic and diluted net loss per common share	$(0.11)	$(0.14)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	770	1,011
11.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three months ended June 30, 2016, tax expense of $296 resulted in an effective tax rate of (4.2)%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three months ended June 30, 2015, tax expense of $472 resulted in an effective tax rate of (6.2)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
12.    Commitments and Contingencies
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows. The Company accrues a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly, and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In those cases, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.
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
13.    Segment and Geographic Information
The Company manages its business in three operating segments: O&O, A&P, and Content. The three operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go to market process, the type and geographic location of our customers, and the distribution of our products/services.
The following information sets forth segment information on our net revenues and loss from operations for three months ended June 30, 2016 and 2015, respectively. During fiscal 2016 the company changed its methodology for how corporate operating expenses are allocated to the Company's Advertising and Content operating segments as the new method of allocation is deemed by management to be a more accurate representation for how the expenses relate to the operations and development of the Advertising and Content segments. Corporate operating expenses in fiscal 2015 were previously allocated between the Advertising and Content segments based on employee headcount. Corporate operating expenses in fiscal 2016 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 figures presented.

	Content	Advertising	Total
Three months ended June 30, 2016
Net revenues	$11,230	$12,809	$24,039
Loss from operations	(1,405)	(5,044)	(6,449)
Three months ended June 30, 2015
Net revenues	$7,070	$11,616	$18,686
Loss from operations	$(2,005)	$(5,146)	$(7,151)

The following information sets forth geographic information on our net revenues for the three months ended June 30, 2016 and 2015. Net revenues by geography are based on the billing addresses of our customers. Two major Content customers accounted for approximately 32.9% and 11.0% of net revenues during the three months ended June 30, 2016, and approximately 29.6% and 3.7%, respectively, of net revenues during the three months ended June 30, 2015, respectively.

	Three Months Ended June 30,
	2016	2015
Net revenues
United States & Canada	$6,669	$7,134
Europe, Middle East, & Africa	3,758	3,298
Asia Pacific & China	13,396	8,066
Mexico, Central America, & South America	216	188
Consolidated net revenues	$24,039	$18,686

14.    Related-Party Transactions
None.
15.    Subsequent Events
On July 15, 2016, DTM and North Atlantic entered into a Fourth Amendment to Securities Purchase Agreement, where DTM agreed to pay North Atlantic the amount of $75 as consideration to extend the Retirement Date to August 29, 2016. Refer to Note 8 for more details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This Quarterly Report on Form 10-Q (the “Report”) and the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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
The Company's Advertising business is comprised of two businesses:

•	O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite, a mobile device management platform with targeted application distribution capabilities, and

◦	Discover, an intelligent application discovery platform.

•	A&P, a leading worldwide mobile user acquisition network which is comprised of services including:

◦	Syndicated network, and

◦	RTB or programmatic advertising.
The Company's Content business is comprised of services including:

•	Marketplace, an application and content store, and

•	Pay, a content management and mobile payment solution.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including Ignite and Discover.

Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, Software Development Kit ("SDK"), or Direct through Discover. Optional notification features are available throughout the life cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India, and Israel.
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
A&P Business
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers, and mediated relationships. The A&P business also accesses mobile ad inventory by purchasing inventory through exchanges using RTB. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using RTB, A&P buys inventory at a rate determined by the marketplace. Since inception, A&P has delivered over 150 million application installs for hundreds of advertisers.
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

RESULTS OF OPERATIONS

	Three Months Ended
	June 30, 2016	June 30, 2015	% of Change
	(in thousands, except per share amounts)
Net revenues	$24,039	$18,686	28.6%
License fees and revenue share	19,224	14,221	35.2%
Other direct costs of revenues	1,880	2,191	(14.2)%
Gross profit	2,935	2,274	29.1%
Total operating expenses	9,384	9,425	(0.4)%
Loss from operations	(6,449)	(7,151)	(9.8)%
Interest expense, net	(682)	(491)	38.9%
Foreign exchange transaction gain / (loss)	(3)	1	(400.0)%
Loss on disposal of fixed assets	—	(23)	(100.0)%
Other income	18	17	5.9%
Loss from operations before income taxes	(7,116)	(7,647)	(6.9)%
Income tax provision	296	472	(37.3)%
Net loss	$(7,412)	$(8,119)	(8.7)%
Basic and diluted net loss per common share	$(0.11)	$(0.14)	(21.4)%
Weighted-average common shares outstanding, basic and diluted	66,286	57,388	15.5%
Comparison of the Three Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended June 30,
	2016	2015	% of Change
	(in thousands)
Revenues by type:
Content	$11,230	$7,070	58.8%
Advertising	12,809	11,616	10.3%
Total	$24,039	$18,686	28.6%

During the three months ended June 30, 2016 there was an approximately $5,353 or 28.6% increase in overall revenue, as compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, the Company experienced growth in both the Content and Advertising businesses. Organic growth in Advertising was driven by significant growth in O&O revenue, which offset a decline in A&P revenue. O&O revenue growth was driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with new carrier distribution partners. A&P revenue declined due to decreased budget allocation from Advertising partners. The increase in the Content business was driven primarily by growth in Pay from overall increased demand for the product with customers in Australia, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016 that is not expected to continue at the same level of spend going forward. The increase in the Content business was offset by a decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."

Gross Margins

	Three Months Ended June 30,
	2016	2015	% of Change
	(in thousands)
Gross margin by type:
Content gross margin $	$1,189	$798	49.0%
Content gross margin %	10.6%	11.3%
Advertising gross margin $	$1,746	$1,476	18.3%
Advertising gross margin %	13.6%	12.7%
Total gross margin $	$2,935	$2,274	29.1%
Total gross margin %	12.2%	12.2%
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $2,935 or 12.2% for the three months ended June 30, 2016, versus approximately $2,274 or 12.2% for the three months ended June 30, 2015. The increase in gross margin dollars from $2,274 to $2,935 is primarily attributable to growth in the Advertising business driven by O&O revenue and growth in the Content business driven by Pay revenue. Overall gross margin percentage remained flat as growth in higher gross margin Advertising revenue and lower amortization of intangibles were coupled with an increase in lower gross margin Pay revenue.
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $1,189 or 10.6% for the three months ended June 30, 2016, versus approximately $798 or 11.3% for the three months ended June 30, 2015. The increase in Content gross margin dollars was due primarily to the increase in overall demand for the Company's Pay service and the service being launched with new customers in Australia. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $1,746 or 13.6% for the three months ended June 30, 2016, versus approximately $1,476 or 12.7% for the three months ended June 30, 2015. The increase in advertising gross margin dollars and percentage was primarily attributable to growth in O&O revenue. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Operating Expenses

	Three Months Ended June 30,
	2016	2015	% of Change
	(in thousands)
Product development	$2,835	$2,754	2.9%
Sales and marketing	1,444	1,282	12.6%
General and administrative	5,105	5,389	(5.3)%
Total operating expenses	$9,384	$9,425	(0.4)%
Product development expenses include the development and maintenance of the Company's product suite, including A&P and O&O, as well as the costs to support Pay and Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel.
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
Total operating expenses for the three months ended June 30, 2016 and 2015 were approximately $9,384 and $9,425, respectively, a decrease of approximately $41 or 0.4%.
Product development expenses for the three months ended June 30, 2016 and 2015 were approximately $2,835 and $2,754, respectively, an increase of approximately $81 or 2.9%. The increase in product development expenses year-over-year was primarily attributable to the Company's investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions.
Sales and marketing expenses for the three months ended June 30, 2016 and 2015 were approximately $1,444 and $1,282, respectively, an increase of approximately $162 or 12.6%. The increase in sales and marketing expenses year-over-year was primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the three months ended June 30, 2016 and 2015 were approximately $5,105 and $5,389, respectively, a decrease of approximately $284 or 5.3%. The decrease in general and administrative expenses year-over-year includes a decrease in total stock compensation expense of $318 from $1,621 to $1,303, for the three months ended June 30, 2015 and 2016, respectively.
Other Income and Expenses

	Three Months Ended June 30,
	2016	2015	% of Change
	(in thousands)
Interest expense, net	$(682)	$(491)	38.9%
Foreign exchange transaction gain / (loss)	(3)	1	(400.0)%
Loss on disposal of fixed assets	—	(23)	(100.0)%
Other income	18	17	5.9%
Total interest and other expense, net	$(667)	$(496)	34.5%
Total interest and other expense, net, for the three months ended June 30, 2016 and 2015 were approximately $667 and $496, respectively, an increase in net expenses of approximately $171 or 34.5%. Interest and other expense, net, includes net interest expense, foreign exchange transaction gain / (loss), loss on disposal of fixed assets, and other ancillary costs incurred by the Company. This increase in total interest and other expense, net, was primarily attributable to net interest expense which includes additional fees incurred related to the amendments entered into by the Company with SVB and North Atlantic, as well as the scheduled increase in Subordinated Debenture interest rate from 10% to 14%, during the three months ended June 30, 2016.
Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three months ended June 30, 2016 and 2015. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	3 Months Ended June 30, 2016		3 Months Ended June 30, 2015		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)
Pay	10,721	44.6%	5,674	30.4%	88.9%
Ignite	6,825	28.4%	2,765	14.8%	146.8%
Syndicated Network	5,779	24.0%	8,414	45.0%	(31.3)%
Other	714	3.0%	1,833	9.8%	(61.0)%
Total net revenues	$24,039	100.0%	$18,686	100.0%	28.6%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three months ended June 30, 2016, the main revenue drive for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the three months ended June 30, 2016 there was an approximately $4,060 or 146.8% increase in Ignite net revenues, as compared to the three months ended June 30, 2015. This increase in Ignite net revenue was attributable to organic growth in Ignite, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three months ended June 30, 2016, the decrease in revenue for the A&P business was primarily attributable to the syndicated network service. During the three months ended June 30, 2016 there was an approximately $2,635 or 31.3% decrease in syndicated network net revenues, as compared to the three months ended June 30, 2015. This decrease in syndicated network revenue was due primarily to the decrease in budget allocations from advertising partners.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three months ended June 30, 2016 there was an approximately $5,047 or 88.9% increase in Pay net revenues, as compared to the three months ended June 30, 2015. This increase in Pay net revenue was due primarily to the increase in overall demand for the Company's Pay service and the service being launched with new customers in Australia and India, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016 that is not expected to continue at the same level of spend going forward.

Liquidity and Capital Resources
Selected Financial Information

	June 30, 2016	March 31, 2016
	(in thousands)
Cash and cash equivalents	$9,412	$11,231

Short-term debt
Revolving line of credit, principal	3,000	3,000
Secured debenture, net of discounts of $322 and $440, respectively	7,678	7,560
Debt issuance costs	(202)	(128)
Total short-term debt	10,476	10,432

Working capital
Current assets	25,701	29,546
Current liabilities	39,448	38,854
Working capital	$(13,747)	$(9,308)
Working Capital
Cash and cash equivalents totaled approximately $9,412 and $11,231 at June 30, 2016 and March 31, 2016, respectively, a decrease of approximately $1,819 or 16.2%. Current assets totaled approximately $25,701 and approximately $29,546 at June 30, 2016 and March 31, 2016, respectively, a decrease of approximately $3,845 or 13.0%. As of June 30, 2016 and March 31, 2016, the Company had approximately $15,648 and $17,519, respectively, in accounts receivable, a decrease of $1,871 or 10.7%. As of June 30, 2016 and March 31, 2016 the Company's working capital deficit was $13,747 and $9,308, respectively, an increase of $4,439 or 47.7%, with the increase due primarily to a decrease in cash and cash equivalents and accounts receivable of approximately $1,819 and $1,871, respectively. The working capital deficit as of June 30, 2016 and March 31, 2016 included the impact of the subordinated debenture with North Atlantic becoming classified as a current liability because it is maturing on March 6, 2017 amounting to $7,678 (net of discounts of $332) and $7,560 (net of discounts of $440), respectively. Excluding the classification of the subordinated debenture with North Atlantic in current liabilities at June 30, 2016 and March 31, 2016, the Company's working capital deficit would have been $6,069 and $1,748, respectively.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. As of June 30, 2016, we had cash and cash equivalents totaling approximately $9,412. Additionally, the Company currently has a $3,300 revolving credit facility in place with Silicon Valley Bank, which it has historically used to fund working capital requirements, as needed. As of June 30, 2016, the Company had $3,000 outstanding on its revolving credit facility with Silicon Valley Bank, which is included in current liabilities.
On June 28, 2016, our wholly-owned subsidiary DTM, and Silicon Valley Bank, entered into the Third Amendment to the Third Amended and Restated Loan and Security Agreement (the "Amendment"), pursuant to which Silicon Valley Bank agreed to amend and restate the existing Second Amendment to the Third Amended and Restated Loan and Security Agreement to decrease the revolving line of credit available under such facility from $5,000 to $3,300, and to extend the maturity date under the facility from June 30, 2016 to August 14, 2016. Pursuant to the Amendment, the adjusted quick ratio covenant and the application of the streamline trigger (which is not a financial covenant) detailed in the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, were removed and replaced with the requirement for the Company to maintain a minimum amount of cash held at SVB to be calculated based on hard outstandings on the revolving line of credit plus $1,000. Amounts outstanding under letters of credit and business credit cards are not included in this calculation. Under the Amendment, the Company is still required to deliver consolidated financial statements in addition to DTM.
The Company expects to use net cash on hand for organic business opportunities, product development, general corporate purposes, working capital, and capital expenditures, and for repayment of debt. The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for the next twelve months.

The Company may raise additional capital through future debt or equity financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including Real-Time Bidding (RTB), integration of Content/Pay into advertising infrastructure, or new product development. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
As of June 30, 2016, our total contractual cash obligations were as follows:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on short-term debt	11,000	11,000	—	—	—
Operating leases (a)	4,043	948	1,676	969	450
Employment agreements and other obligations (b)	1,024	566	458	—	—
Interest	764	764	—	—	—
Uncertain tax positions (c)	—	—	—	—	—
Total contractual cash obligations	16,831	13,278	2,134	969	450
(a) Consists of operating leases for our office facilities.
(b) Consists of various employment agreements and severance agreements.
(c) We have approximately $835 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
Cash Flow Summary

	Three Months Ended June 30,
	2016	2015	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities	(1,096)	(336)	226.2%
Capital expenditures	(472)	(341)	38.4%
Repayment of debt obligations	—	(150)	(100.0)%
Cash paid for debt issuance costs	(280)	—	100.0%
Options exercised	2	10	(80.0)%
Effect of exchange rate changes on cash and cash equivalents	27	(72)	(137.5)%
Operating Activities
During the three months ended June 30, 2016 and 2015, the Company's net cash used in operating activities was $1,096 and $336, respectively, an increase of $760 or 226.2%. The increase in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.

During the three months ended June 30, 2016, net cash used in operating activities was $1,096, resulting from a net loss of $7,412 offset by net non-cash expenses of $3,631, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, amortization of debt issuance costs, a reduction in the allowance for doubtful accounts, and an increase in accrued interest of approximately $2,094, $1,223, $80, $118, $224, $109, and $1, respectively. Net cash used in operating activities during the three months ended June 30, 2016 was impacted by the change in net working capital accounts as of June 30, 2016 compared to March 31, 2016, with a net increase in current liabilities of approximately $550 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities and other items) and a net decrease in current assets of approximately $2,135 (inclusive only of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accrued license fees and revenue share of $419, mostly due to the timing of payments. The net decrease in working capital account assets was driven primarily by a focus on accounts receivable collections.
During the three months ended June 30, 2015, net cash used in operating activities was $336, resulting from a net loss of $8,119 offset by net non-cash expenses of $3,958, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, a reduction in the allowance for doubtful accounts, loss on disposal of fixed assets, and an increase in accrued interest of approximately $2,241, $1,294, $327, $117, $131, $23, and $87, respectively. Net cash used in operating activities during the three months ended June 30, 2015 was impacted by the change in net working capital accounts as of June 30, 2015 compared to March 31, 2015, with a net increase in current liabilities of approximately $4,114 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities and other items), offset by a net increase in current assets of approximately $289 (inclusive only of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by driven by working capital and liquidity management, with a focus on utilizing the full and extended payment terms on our liabilities.
Investing Activities
For the three months ended June 30, 2016 and 2015, cash used in investing activities was approximately $472 and $341, respectively, which is comprised of capital expenditures related to internally developed software.
Financing Activities
For the three months ended June 30, 2016 and 2015, cash used in financing activities was approximately $278 (inclusive of payment for debt issuance costs of $280, offset by options exercised of $2) and $140 (inclusive of repayment of debt obligations of $150, offset by stock options exercised of $10), respectively.
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

Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $0.01 million per year for every $1 million of outstanding debt under the credit facility.
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
Background
As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, management concluded that our internal controls over financial reporting were not effective as of March 31, 2016, because of certain deficiencies that constituted material weaknesses in our internal controls over financial reporting. Material weaknesses could result in material misstatements of substantially all of our financial statement accounts, which would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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
We have taken and completed certain actions, with other planned actions to be taken during fiscal 2017 to remediate the material weakness.
Completed Actions

•	Hired a Chief Accounting Officer “CAO” on February 27, 2015 (who resigned during our first quarter of fiscal 2017; Mr. David Wesch is now our current Acting CAO).
Planned Actions

•	Expect to hire additional finance and accounting resources across the global organization.

•	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meeting the accounting and finance requirements of the Company.

•	Continue working to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet SOX 404 (b) requirements.

•	Continue to utilize third party accounting experts to augment Company accounting staff as necessary.

•	Finalize the system implementation related to SAP.

•	Implement a billing, disbursement and stock option accounting system and integrate with SAP.

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
Changes in Internal Control Over Financial Reporting
Other than as discussed in Management's Plan for Remediation above, there was no change in our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1 (A).    Risk Factors

Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, as amended, for the year ended March 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

10.1	Second Amendment dated March 1, 2016 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank.*

10.2
Third Amendment dated June 28, 2016 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 30, 2016.

10.3	Third Amendment, dated as of June 15, 2016 to Common Stock Purchase Warrant Agreement by Digital Turbine, Inc., issued to North Atlantic SBIC IV, L.P.*

10.4	Fourth Amendment, dated as of July 15, 2016 to Common Stock Purchase Warrant Agreement by Digital Turbine, Inc., issued to North Atlantic SBIC IV, L.P.*

31.1	Certification of William Stone, Principal Executive Officer.*

31.2	Certification of Andrew Schleimer, Principal Financial Officer.*

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.**

32.2	Certification of Andrew Schleimer, Principal Financial Officer pursuant to U.S.C. Section 1350.**

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

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

Digital Turbine, Inc.
Dated: August 9, 2016
	By:	/s/
William Stone
Chief Executive Officer
(Principal Executive Officer)