Form 10-Q
period 2016-09-30
Digital Turbine, Inc.
filed 2016-11-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of November 2, 2016, the Company had 66,634,006 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2016

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,416	$11,231
Restricted cash	321	—
Accounts receivable, net of allowances of $471 and $464, respectively	17,477	17,519
Deposits	152	213
Prepaid expenses and other current assets	515	583
Total current assets	27,881	29,546
Property and equipment, net	2,462	1,784
Cost method investment	999	999
Deferred tax assets	401	500
Intangible assets, net	8,729	12,490
Goodwill	76,621	76,621
TOTAL ASSETS	$117,093	$121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,071	$15,300
Accrued license fees and revenue share	8,613	9,622
Accrued compensation	1,073	1,353
Short-term debt, net of debt issuance costs and discounts of $0 and $568, respectively	—	10,432
Other current liabilities	1,660	2,147
Total current liabilities	31,417	38,854
Convertible notes, net of debt issuance costs and discounts of $6,616 and $0, respectively	9,384	—
Convertible note embedded derivative liability	4,123	—
Warrant liability	1,363	—
Other non-current liabilities	835	815
Total liabilities	47,122	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,368,462 issued and 66,634,006 outstanding at September 30, 2016; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	8
Additional paid-in capital	297,929	295,423
Treasury stock (754,599 shares at September 30, 2016 and March 31, 2016)	(71)	(71)
Accumulated other comprehensive loss	(255)	(202)
Accumulated deficit	(227,740)	(212,987)
Total stockholders' equity	69,971	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,093	$121,940
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$22,832	$20,734	$46,871	$39,420
Cost of revenues
License fees and revenue share	17,797	16,099	37,021	30,320
Other direct cost of revenues	1,882	4,558	3,762	6,749
Total cost of revenues	19,679	20,657	40,783	37,069
Gross profit	3,153	77	6,088	2,351
Operating expenses
Product development	3,117	2,406	5,952	5,160
Sales and marketing	1,528	1,468	2,972	2,750
General and administrative	4,815	4,347	9,920	9,736
Total operating expenses	9,460	8,221	18,844	17,646
Loss from operations	(6,307)	(8,144)	(12,756)	(15,295)
Interest and other expense, net
Interest expense, net	(622)	(405)	(1,304)	(896)
Foreign exchange transaction loss	(1)	(13)	(4)	(12)
Change in fair value of convertible note embedded derivative liability	(430)	—	(430)	—
Change in fair value of warrant liability	(140)	—	(140)	—
Loss on extinguishment of debt	(293)	—	(293)	—
Loss on disposal of fixed assets	—	—	—	(23)
Other income	15	11	33	28
Total interest and other expense, net	(1,471)	(407)	(2,138)	(903)
Loss from operations before income taxes	(7,778)	(8,551)	(14,894)	(16,198)
Income tax provision / (benefit)	(437)	(229)	(141)	243
Net loss	(7,341)	(8,322)	(14,753)	(16,441)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(80)	111	(53)	62
Comprehensive loss	$(7,421)	$(8,211)	$(14,806)	$(16,379)
Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.22)	$(0.29)
Weighted-average common shares outstanding, basic and diluted	66,457	57,274	66,358	57,328
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,753)	$(16,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,199	6,850
Loss on disposal of fixed assets	—	23
Change in allowance for doubtful accounts	7	3
Amortization of debt discount	237	236
Amortization of debt issuance costs	444	—
Accrued interest	(91)	(16)
Stock-based compensation	2,310	2,524
Stock-based compensation for services rendered	166	600
Change in fair value of convertible note embedded derivative liability	430	—
Change in fair value of warrant liability	140	—
Loss on extinguishment of debt	293	—
Stock issued for settlement of liability	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	(321)	200
Accounts receivable	35	(2,313)
Deposits	61	(1)
Deferred tax assets	99	—
Deferred financing costs	—	(187)
Prepaid expenses and other current assets	68	243
Increase / (decrease) in liabilities:
Accounts payable	4,771	5,177
Accrued license fees and revenue share	(1,009)	2,336
Accrued compensation	(280)	(597)
Other current liabilities	(393)	(585)
Other non-current liabilities	20	—
Net cash used in operating activities	(3,567)	(1,665)

Cash flows from investing activities
Capital expenditures	(1,115)	(610)
Net cash used in investing activities	(1,115)	(610)

Cash flows from financing activities
Cash received in convertible notes issuance	16,000	—
Repayment of debt obligations	(11,000)	(300)
Payment of debt issuance costs	(2,091)	—
Options exercised	11	49
Net cash provided / (used) in financing activities	2,920	(251)

Effect of exchange rate changes on cash and cash equivalents	(53)	39

Net change in cash and cash equivalents	(1,815)	(2,487)

Cash and cash equivalents, beginning of period	11,231	7,069

Cash and cash equivalents, end of period	$9,416	$4,582

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2016
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
The Company's Advertising business is comprised of two businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities,

◦	Discover™ ("Discover"), an intelligent application discovery platform, and

◦	Other professional services directly related to the Ignite platform.

•	Advertiser and Publisher ("A&P"), a worldwide mobile user acquisition network which is comprised of services including:

◦	Syndicated network, and

◦	Real Time Bidding ("RTB" or "programmatic advertising").
The Company's Content business is comprised of services including:

•	Marketplace™ ("Marketplace"), an application and content store, and

•	Pay™ ("Pay"), a content management and mobile payment solution.
With global headquarters in Austin, Texas and offices in Durham, North Carolina, San Francisco, California, Singapore, Sydney, and Tel Aviv, Digital Turbine’s solutions are available worldwide.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media” or "DTM"). We refer to all the Company's subsidiaries collectively as "wholly-owned subsidiaries." We refer to Appia, Inc., a company we acquired on March 6, 2015, as “DT Media” or "DTM."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. As of September 30, 2016, we had cash and cash equivalents totaling approximately $9,416. On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay approximately $11,000 of secured indebtedness, consisting of approximately $3,000 to Silicon Valley Bank ("SVB") and $8,000 to North Atlantic Capital ("NAC"), retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. Refer to Note 7 Debt for more details. The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for at least the next twelve months.

Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including RTB, integration of Content/Pay into advertising infrastructure, or new product development. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of September 30, 2016 and March 31, 2016, the Company had $321 and $0, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease.
Debt Issuance Costs
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Refer to Note 7 Debt for more details.
Stock Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification ASU 2016-09 “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.
ASU 2016-09 requires the following:

•
Accounting for Income Taxes: All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

•	Classification of Excess Tax Benefits on the Statement of Cash Flows: Excess tax benefits should be classified along with other income tax cash flows as an operating activity.

•	Forfeitures: An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

•	Minimum Statutory Tax Withholding Requirements: The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

•
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes: Cash paid by an employer when directly withholding shares for taxwithholding purposes should be classified as a financing activity.

•
Practical Expedient—Expected Term: A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions.

•	Intrinsic Value: A nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value.
The Company is evaluating the impact of the adoption on the consolidated financial statements.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the convertible notes issued on September 28, 2016 is determined using the residual method of accounting where-by the portion of the proceeds so allocated to the embedded derivatives and warrants issued is accounted for as a derivative liability and warrant liability, respectively, and the remainder of the proceeds is allocated to the convertible notes, resulting in debt discount. The convertible notes are carried on the consolidated balance sheet on a historical cost basis, net of discounts and debt issuance costs.
The Company estimates the fair value of the embedded derivatives for the convertible notes and warrant liability using a lattice approach that incorporates a Monte Carlo simulation valuation model that considers the Company's future stock price, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may become convertible.
Changes in the inputs into these valuation models have a significant impact on the estimated fair value of the embedded derivatives. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivatives. The change in the fair value of the bifurcated embedded derivatives and warrant liability are primarily related to the change in price of the Company's underlying common stock and are reflected in the consolidated statements of operations and comprehensive loss as "Change in fair value of convertible note embedded derivative liability” and "Change in fair value of warrant liability." Refer to Note 8 "Fair Value Measurements" for more details.
Convertible Note Embedded Derivative Liability
Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e. host) are accounted for and valued as a separate financial instrument. We evaluated the terms and features of our convertible notes issued on September 28, 2016 and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions) requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
See Note 8, "Fair Value Measurements" of this report for a description of our embedded derivatives related to the convertible notes and information on the valuation model used to calculate the fair value of the embedded derivatives. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivatives. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivatives. The changes in the fair value of the bifurcated embedded derivatives are primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”

Warrant Liability
The Company issued detachable warrants with the convertible notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using a lattice approach that incorporates a Monte Carlo simulation that considers the Company's future stock price. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the model are judgmental.
See Note 8, "Fair Value Measurements" of this report for a description of our warrant liability and information on the valuation model used to calculate the fair value of the warrant liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the warrant liability. The change in the fair value of the warrant liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2016, the results of its operations and corresponding comprehensive loss, and its cash flows for the three and six months ended September 30, 2016 and 2015. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of September 30, 2016, one major Content customer represented approximately 10.3% of the Company’s net accounts receivable balance and one major Advertising customer represented approximately 21.1% of the Company’s net accounts receivable balance. As of March 31, 2016, the previously mentioned major Content customer represented 15.6% of the Company’s net accounts receivable balance and the previously mentioned major Advertising customer represented 5.5% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the three and six months ended September 30, 2016, the previously mentioned major Content customer represented 21.3% and 27.3%, respectively, of net revenues, the previously mentioned major Advertising customer represented 16.7% and 12.1%, respectively, of net revenues, and another major Advertising customer represented 13.7% and 10.2%, respectively, of net revenues. During the three and six months ended September 30, 2015, the previously mentioned major Content customer represented 29.2% and 29.4%, respectively, of net revenues, the previously mentioned major Advertising customer represented 0.4% and 1.5%, respectively, of net revenues, and the previously mentioned second major Advertising customer represented 8.0% and 8.3%, respectively, of net revenues.
4.    Accounts Receivable

	September 30, 2016	March 31, 2016
Billed	$11,332	$13,220
Unbilled	6,616	4,763
Allowance for doubtful accounts	(471)	(464)
Accounts receivable, net	$17,477	$17,519
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of September 30, 2016 and March 31, 2016 are expected to be billed and collected within twelve months.
The Company recorded $28 and $405 of bad debt expense during the three and six months ended September 30, 2016, respectively. The Company recorded $164 of bad debt expense during the three and six months ended September 30, 2015.
5.    Property and Equipment

	September 30, 2016	March 31, 2016
Computer-related equipment	$3,680	$2,775
Furniture and fixtures	22	33
Leasehold improvements	246	74
	3,948	2,882
Accumulated depreciation	(1,486)	(1,098)
Property and equipment, net	$2,462	$1,784
Depreciation expense for the three and six months ended September 30, 2016 was $223 and $437, respectively, and $51 and $101 for the three and six months ended September 30, 2015, respectively.
6.    Intangible Assets
The components of intangible assets at September 30, 2016 and March 31, 2016 were as follows:

	As of September 30, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(6,192)	$5,352
Trade name / trademark	380	(380)	—
Customer list	11,300	(8,016)	3,284
License agreements	355	(262)	93
Total	$23,579	$(14,850)	$8,729

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,949)	$6,595
Trade name / trademark	380	(380)	—
Customer list	11,300	(5,534)	5,766
License agreements	355	(226)	129
Total	$23,579	$(11,089)	$12,490
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; thus, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $1,882 and $3,762 during the three and six months ended September 30, 2016, respectively, and $4,558 and $6,749 during the three and six months ended September 30, 2015, respectively. The decrease in amortization expense year-over-year was primarily attributable to the following reductions to intangible assets during fiscal 2016: 1) recorded during December 2015 a $1,874 reduction to the cost basis of internal use software acquired in the Appia Inc. transaction due to the Company licensing technology in the Sift agreement that was specifically tied to such software, and 2) recorded during September 2015 a $2,404 accelerated amortization expense and subsequent write-off for customer relationship intangible assets related to our September 2012 acquisition of Logia Mobile Ltd.

Based on the amortizable intangible assets as of September 30, 2016, we estimate amortization expense for the next five years to be as follows:

Twelve Month Period Ending September 30,	Amortization Expense
2017	$4,731
2018	2,156
2019	974
2020	121
2021	57
Thereafter	690
Total	$8,729
7.    Debt

	September 30, 2016	March 31, 2016
Short-term debt
Revolving line of credit, principal	$—	$3,000
Secured debenture, net of debt issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	$—	$10,432

	September 30, 2016	March 31, 2016
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $6,616 and $0, respectively	$9,384	$—
Total long-term debt	$9,384	$—
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between the long-term debt at $11,084, the Derivative Liability at $3,693 (see Note 8. "Fair Value Measurements" for more information), and the Warrant Liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the unaudited consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the convertible notes is determined using the residual method of accounting where-by the portion of the proceeds so allocated to the embedded derivatives and warrants issued is accounted for as the convertible note embedded derivative liability and warrant liability, respectively (see Note 8. "Fair Value Measurements for more information), and the remainder of the proceeds is allocated to the convertible notes, resulting in debt discount. The Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. The convertible notes will remain on the consolidated balance sheet at historical costs. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value at $16,000. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
As of September 30, 2016, the outstanding principal on the Notes was $16,000, the unamortized debt issuance costs and discount were $6,616, and the net carrying amount of the liability was $9,384, which was recorded as long-term debt within the consolidated balance sheet.

The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes. The Notes were issued under an Indenture (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically Digital Turbine, Inc. as the parent Company, DT USA, DT Media, and DT APAC (collectively referred to as the "Guarantors"). The Notes are senior unsecured obligations of the Company, and bear interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale.
With respect to any conversion prior to September 23, 2019, in addition to the shares deliverable upon conversion, holders of the Notes will be entitled to receive a payment equal to the remaining scheduled payments of interest that would have been made on the notes being converted from the date of conversion until September 23, 2019 (an “Early Conversion Payment”). We may pay the Early Conversion Payment in cash or, subject to certain equity-related conditions set forth in the Indenture, in shares of our common stock.
The Company may redeem the Notes, for cash, in whole or in part, at any time after September 23, 2018, at a redemption price equal to $1 per $1 principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, plus an additional payment (payable in cash or stock) equivalent to the amount of, and subject to equivalent terms and conditions applicable for, an Early Conversion Payment had the notes been converted on the date of redemption, if (1) the closing price of our common shares on the NASDAQ Capital Market has exceeded 200% of the conversion price then in effect (but disregarding the effect on such price from certain anti-dilution adjustments) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which we provide the redemption notice, (2) for the 15 consecutive trading days following the last trading day on which the closing price of our common shares was equal to or greater than 200% of the conversion price in effect (but disregarding the effect on such price from certain anti-dilution adjustments) on such trading day for the purpose of the foregoing clause, the closing price of our common shares remains equal to or greater than 150% of the conversion price in effect (but disregarding the effect on such price from certain anti-dilution adjustments) on the given trading day and (3) we are in compliance with certain other equity-related conditions as set forth in the Indenture.
If we undergo a fundamental change (as described below), holders may require us to purchase the Notes in whole or in part for cash at a price equal to 120% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the repurchase date. Conversions that occur in connection with a fundamental changes may entitle the holder to receive an increased number of shares of common stock issuable upon such conversion, depending on the date of such fundamental change and the valuation of the Company’s common stock related thereto. A fundamental change is defined as follows:

•
a “person” or “group” within the meaning of Section 13(d) of the Exchange Act other than the Company, the Company’s Subsidiaries or the Company’s or the Company’s Subsidiaries’ employee benefit plans files a Schedule TO or any schedule, form or report under the Exchange Act disclosing that such person or group has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of the Company’s common equity representing more than 50% of the voting power of all outstanding classes of the Company’s common equity entitled to vote generally in the election of the Company’s directors;

•
consummation of (A) any share exchange, consolidation or merger involving the Company pursuant to which the Common Stock will be converted into cash, securities or other property or (B) any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and the Company’s Subsidiaries, taken as a whole, to any person other than one or more of the Company’s Subsidiaries; provided, however, that a share exchange, consolidation or merger transaction described in clause (A) above in which the holders of more than 50% of all shares of Common Stock entitled to vote generally in the election of the Company’s directors immediately prior to such transaction own, directly or indirectly, more than 50% of all shares of Common Stock entitled to vote generally in the election of the directors of the continuing or surviving entity or the parent entity thereof immediately after such transaction in substantially the same proportions (relative to each other) as such ownership immediately prior to such transaction will not, in either case, be a Fundamental Change;

•	the Company’s shareholders approve any plan or proposal for the liquidation or dissolution of the Company; or

•
the Common Stock (or other Capital Stock into which the Notes are then convertible pursuant to the terms of this Indenture) ceases to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market, The NASDAQ Global Market, The NASDAQ Capital Market or The NYSE MKT (or their respective successors) (each, an “ Eligible Market ”).

Subject to limited exceptions, the Indenture prohibits us from incurring additional indebtedness at any time while the Notes remain outstanding.
Each purchaser of the Notes also received warrants to purchase 256.60 shares of the Company's common stock for each $1 in Notes purchased, or up to 4,105,600 warrants in aggregate, in addition to the 250,000 warrants issued to the initial purchaser, as described above. The warrants were issued under a Warrant Agreement (the "Warrant Agreement"), dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association, as the warrant agent.
The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale.
In the event of a fundamental change, as set forth in the Warrant Agreement, the holders can elect to exercise their warrants or to receive an amount of cash under a Black-Scholes calculation of the value of such warrants.
The Company received net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital.
On July 15, 2016, prior to the payoff of the $8,000 debt with NAC, DTM and North Atlantic entered into a Fourth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay North Atlantic the amount of $75 as consideration to extend the warrant vesting date (the "Retirement Date") to August 29, 2016.
On August 12, 2016, prior to the payoff of the $3,000 debt with SVB, DTM and SVB entered into a Letter Agreement modifying amending the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, whereby the Company agreed to pay SVB the amount of $15 as consideration to extend the maturity date of the debt to September 28, 2016.
On August 26, 2016, prior to the payoff of the $8,000 debt with NAC, DTM and North Atlantic entered into a Fifth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay North Atlantic the amount of $50 as consideration to extend the Retirement Date to September 28, 2016.
8.    Fair Value Measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial liabilities as of the issuance date of the convertible notes on the initial measurement date of September 28, 2016 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of September 28, 2016
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,693	$3,693
Warrant liability	$—	$—	$1,223	$1,223
Total	$—	$—	$4,916	$4,916
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the convertible notes issued on September 28, 2016 is determined using the residual method of accounting where-by the portion of the proceeds so allocated to the embedded derivatives and warrants issued is accounted for as the convertible note embedded derivative liability and warrant liability, respectively, and the remainder of the proceeds is allocated to the convertible notes, resulting in debt discount. The convertible notes will remain on the consolidated balance sheet at historical costs. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Refer to Note 7. "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of September 30, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2016
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,123	$4,123
Warrant liability	$—	$—	$1,363	$1,363
Total	$—	$—	$5,486	$5,486
Convertible Note Embedded Derivative Liability
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date. We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
The convertible note embedded derivative liability represent the fair value of the conversion option, fundamental change provision, and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the convertible notes. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the derivative liability using a lattice approach that incorporates a Monte Carlo simulation valuation model. A Monte Carlo simulation valuation model considers the Company's future stock price, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may become convertible. The Company marks the derivative liability to market at the end of each reporting period due to the conversion price not being indexed to the Company's own stock.
Changes in the fair value of the convertible note embedded derivative liability is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016	$3,693
Change in fair value of convertible note embedded derivative liability	$430
Balance at September 30, 2016	$4,123

The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

	September 30, 2016	September 28, 2016
Stock price volatility	70%	70%
Probability of change in control	1.75%	1.75%
Stock price (per share)	$1.05	$0.99
Expected term	4 years	4 years
Risk-free rate (1)	1.00%	1.00%
Assumed early conversion/exercise price (per share)	$2.73	$2.73

(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 3-year and 5-year U.S. Treasury securities as of the valuation date.
Changes in valuation assumptions can have a significant impact on the valuation of the convertible note embedded derivative liability. For example, all other things being equal, a decrease/ increase in our stock price, probability of change of control, or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the liabilities.
Warrant Liability
The Company issued detachable warrants with the convertible notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using a lattice approach that incorporates a Monte Carlo simulation that considers the Company's future stock price. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the model are judgmental.
Changes in the fair value of the warrant liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”

The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016	$1,223
Change in fair value of warrant liability	$140
Balance at September 30, 2016	$1,363

The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

	September 30, 2016	September 28, 2016
Stock price volatility	70%	70%
Probability of change in control	1.75%	1.75%
Stock price (per share)	$1.05	$0.99
Expected term	4 years	4 years
Risk-free rate (1)	1.00%	1.00%
Assumed early conversion/exercise price (per share)	$2.73	$2.73

(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 3-year and 5-year U.S. Treasury securities as of the valuation date.
Changes in valuation assumptions can have a significant impact on the valuation of the warrant liability. For example, all other things being equal, a decrease/ increase in our stock price, probability of change of control, or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the liabilities.

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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 11,379,298 and 11,886,707 remained available for future grants as of September 30, 2016 and March 31, 2016, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,037,000, 860,954, and 331,363, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2016	7,824,395	$3.61	8.24	$110
Granted	1,037,000	1.13
Forfeited / Cancelled	(860,954)	0.64
Exercised	(18,038)	2.96
Options Outstanding, September 30, 2016	7,982,403	3.37	7.94	65
Vested and expected to vest (net of estimated forfeitures) at September 30, 2016 (a)	6,413,005	3.69	7.67	64
Exercisable, September 30, 2016	3,498,410	$5.04	6.50	$61
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2016 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2016. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	8,065	$0.24	3.48	8,065	$0.24
$0.51 - 1.00	159,923	$0.70	6.50	136,136	$0.65
$1.01 - 1.50	2,852,559	$1.29	2.96	165,056	$1.26
$1.51 - 2.00	316,055	$1.51	9.10	74,250	$1.51
$2.01 - 2.50	253,776	$2.43	4.33	187,109	$2.41
$2.51 - 3.00	1,162,456	$2.62	8.01	657,341	$2.61
$3.51 - 4.00	1,332,314	$3.95	8.18	780,976	$3.95
$4.01 - 4.50	1,367,255	$4.20	7.08	984,477	$4.22
$4.51 - 5.00	60,000	$4.65	6.49	60,000	$4.65
$5.01 and over	470,000	$16.32	2.26	445,000	$16.90
	7,982,403			3,498,410
Other information pertaining to stock options for the Stock Plans for the six months ended, as stated in the table below, is as follows:

	September 30,
	2016	2015
Total fair value of options vested	2,452	2,847
Total intrinsic value of options exercised (a)	8	110
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2016 and 2015.
During the six months ended September 30, 2016 and 2015, the Company granted options to purchase 1,037,000 and 1,216,900 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $0.82 and $2.53, respectively.
At September 30, 2016 and 2015, there was $6,731 and $10,668 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.31 and 2.37 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during three and six months ended September 30, 2016 are presented below.

September 30, 2016
Risk-free interest rate	1.06% to 1.69%
Expected life of the options	5.69 to 9.93 years
Expected volatility	86% to 130%
Expected dividend yield	—%
Expected forfeitures	10% to 35%

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
Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2016, which includes both stock options and restricted stock, was $1,173 and $2,476, respectively. Total stock compensation expense for the Company's Stock Plans for three and six months ended September 30, 2015, which includes both stock options and restricted stock, was $1,503 and $3,123, respectively. See Note 10 regarding restricted stock.
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
Common Stock and Warrants
On June 9, 2016, the Company issued 30,000 warrants to a third party for services rendered. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.08 per share and will expire on June 9, 2021.
In July 2016, the Company issued 13,826 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
On September 28, 2016, in connection with the issuance of the Notes, the Company issued 250,000 and 4,105,600 warrants to the initial purchaser and holders of the Notes, respectively. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Refer to Note 7 "Debt" and Note 8 "Fair Value Measurements" for more details.
The following table provides activity for warrants issued and outstanding during the six months ended September 30, 2016:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2016	2,085,356	2.78
Issued	4,385,600	1.36
Exercised	—	—
Cancelled	(400,000)	0.01
Expired	(60,000)	2.15
Outstanding as of September 30, 2016	6,010,956	1.94

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
In August 2016, the Company issued 331,363 restricted shares to its directors for services. The shares vest over one year. The fair value of the shares on the date of issuance was $364. With respect to time condition RSAs, the Company expensed $86 and $166 during the three and six months ended September 30, 2016, respectively, and $273 and $600 during three and six months ended September 30, 2015, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2016	110,046	1.45
Granted	331,363	1.10
Vested	(110,046)	1.99
Cancelled	—	—
Unvested restricted stock outstanding as of September 30, 2016	331,363	1.10
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of September 30, 2016.
At September 30, 2016, there was $305 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.83 years.
11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three and six months ended September 30, 2016 and three and six months ended September 30, 2015, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net loss	(7,341)	(8,322)	(14,753)	(16,441)
Weighted-average common shares outstanding, basic and diluted	66,457	57,274	66,358	57,328
Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.22)	$(0.29)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	156	559	81	836
12.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2016, tax benefit of $437 and $141, respectively, resulted in an effective tax rate of 5.6% and 1.0%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the second quarter is largely due to changes in transfer pricing estimates.
During the three and six months ended September 30, 2015, a tax benefit of $229, and a tax expense of $243, respectively, resulted in an effective tax rate of 2.7% and (1.50)%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
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
14.    Segment and Geographic Information
The Company manages its business in three operating segments: O&O, A&P, and Content. The three operating segments have been aggregated into two reportable segments: Advertising and Content. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into two reportable segments. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not the operating segments have similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services.
The following table sets forth segment information on our net revenues and loss from operations for the three and six months ended September 30, 2016 and three and six months ended September 30, 2015, respectively. During fiscal 2016 the Company changed its methodology for how corporate operating expenses are allocated to the Company's Advertising and Content operating segments, as the new method of allocation is deemed by management to be a more accurate representation of how the expenses relate to the operations and development of the Advertising and Content segments. Corporate operating expenses in fiscal 2015 were previously allocated between the Advertising and Content segments based on employee headcount. Corporate operating expenses in fiscal 2016 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 figures presented.

	Content	Advertising	Total
Three months ended September 30, 2016
Net revenues	$7,626	$15,206	$22,832
Loss from operations	(1,346)	(4,961)	(6,307)
Three months ended September 30, 2015
Net revenues	7,070	13,664	20,734
Loss from operations	$(3,512)	$(4,632)	$(8,144)

	Content	Advertising	Total
Six months ended September 30, 2016
Net revenues	$18,856	$28,015	$46,871
Loss from operations	(2,751)	(10,005)	(12,756)
Six months ended September 30, 2015
Net revenues	14,140	25,280	39,420
Loss from operations	$(5,517)	$(9,778)	$(15,295)
The following table sets forth geographic information on our net revenues for the three and six months ended September 30, 2016 and 2015. Net revenues by geography are based on the billing addresses of our customers. During the three and six months ended September 30, 2016, one major Content customer represented 21.3% and 27.3%, respectively, of net revenues, one major Advertising customer represented 16.7% and 12.1%, respectively, of net revenues, and another major Advertising customer represented 13.7% and 10.2%, respectively, of net revenues. During the three and six months ended September 30, 2015, the previously mentioned major Content customer represented 29.2% and 29.4%, respectively, of net revenues, the previously mentioned major Advertising customer represented 0.4% and 1.5%, respectively, of net revenues, and the previously mentioned second major Advertising customer represented 8.0% and 8.3%, respectively, of net revenues.

	Three Months Ended September 30,
	2016	2015
Net revenues
United States and Canada	$8,811	$6,133
Europe, Middle East, and Africa	4,047	3,395
Asia Pacific and China	9,558	11,144
Mexico, Central America, and South America	416	62
Consolidated net revenues	$22,832	$20,734

	Six Months Ended September 30,
	2016	2015
Net revenues
United States and Canada	$15,480	$13,267
Europe, Middle East, and Africa	7,805	6,693
Asia Pacific and China	22,954	19,210
Mexico, Central America, and South America	632	250
Consolidated net revenues	$46,871	$39,420
15.    Guarantor and Non-Guarantor Financial Statements
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The Notes were issued under the Indenture, between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically Digital Turbine, Inc. as the parent Company, DT USA, DT Media, and DT APAC. Given the Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis by the wholly-owned subsidiaries of the Company, the Company is required by SEC Reg S-X 210.3-10 to include, in a footnote, condensed consolidating financial information for the same periods with a separate column for:

•	The parent company;

•	The subsidiary guarantors on a combined basis;

•	Any other subsidiaries of the parent company on a combined basis;

•	Consolidating adjustments; and

•	The total consolidated amounts.

The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016; consolidated statements of operations for the three and six months ended September 30, 2016 and 2015; and condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended September 30, 2016 or 2015.

Condensed Consolidated Balance Sheet
as of September 30, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$3,546	$5,815	$55	$—	$9,416
Restricted cash	—	321	—	—	321
Accounts receivable, net of allowances of $471	7	17,035	435	—	17,477
Deposits	—	116	36	—	152
Prepaid expenses and other current assets	380	130	5	—	515
Total current assets	3,933	23,417	531	—	27,881
Property and equipment, net	69	2,333	60	—	2,462
Cost method investment	—	999	—	—	999
Deferred tax assets	401	—	—	—	401
Intangible assets, net	1	5,475	3,253	—	8,729
Goodwill	—	75,621	1,000	—	76,621
TOTAL ASSETS	4,404	107,845	4,844	—	117,093
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,488	18,559	24	—	20,071
Accrued license fees and revenue share	—	8,330	283	—	8,613
Accrued compensation	38	1,035	—	—	1,073
Other current liabilities	1,606	789	(735)	—	1,660
Total current liabilities	3,132	28,713	(428)	—	31,417
Convertible notes, net of debt issuance costs and discounts of $6,616	9,384	—	—	—	9,384
Convertible note embedded derivative liability	4,123	—	—	—	4,123
Warrant liability	1,363	—	—	—	1,363
Other non-current liabilities	835	—	—	—	835
Total liabilities	18,837	28,713	(428)	—	47,122
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,368,462 issued and 66,634,006 outstanding at September 30, 2016	8	—	—	—	8
Additional paid-in capital	297,929	—	—	—	297,929
Treasury stock (754,599 shares at September 30, 2016)	(71)	—	—	—	(71)
Accumulated other comprehensive loss	16	(583)	312	—	(255)
Accumulated deficit	(186,766)	(38,742)	(2,232)	—	(227,740)
Total stockholders' equity	111,216	(39,325)	(1,920)	—	69,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,053	$(10,612)	$(2,348)	$—	$117,093

Condensed Consolidated Balance Sheet
as of March 31, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	6,712	4,466	53	—	11,231
Restricted cash	—		—	—	—
Accounts receivable, net of allowances of $464	24	17,369	126	—	17,519
Deposits	—	133	80	—	213
Prepaid expenses and other current assets	331	239	13	—	583
Total current assets	7,067	22,207	272		29,546
Property and equipment, net	53	1,690	41	—	1,784
Cost method investment	—	999	—	—	999
Deferred tax assets	500	—	—	—	500
Intangible assets, net	—	8,660	3,830	—	12,490
Goodwill	—	70,377	6,244	—	76,621
TOTAL ASSETS	7,620	103,933	10,387	—	121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,255	14,002	43	—	15,300
Accrued license fees and revenue share	—	9,549	73	—	9,622
Accrued compensation	(544)	1,800	97	—	1,353
Short-term debt, net of debt issuance costs and discounts of $568	7,432	3,000	—	—	10,432
Deferred tax liabilities	—		—	—	—
Other current liabilities	152	737	1,258	—	2,147
Total current liabilities	8,295	29,088	1,471	—	38,854
Other non-current liabilities	815	—	—	—	815
Total liabilities	9,110	29,088	1,471	—	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	—	—	—	8
Additional paid-in capital	295,423	—	—	—	295,423
Treasury stock (754,599 shares at March 31, 2016)	(71)		—	—	(71)
Accumulated other comprehensive loss	26	(440)	212	—	(202)
Accumulated deficit	(179,131)	(31,231)	(2,625)	—	(212,987)
Total stockholders' equity	116,355	(31,671)	(2,413)	—	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	125,465	(2,583)	(942)	—	121,940

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	30,338	462	(7,968)	22,832
Cost of revenues
License fees and revenue share	—	25,547	218	(7,968)	17,797
Other direct cost of revenues	—	1,594	288	—	1,882
Total cost of revenues	—	27,141	506	(7,968)	19,679
Gross profit	—	3,197	(44)	—	3,153
Operating expenses
Product development	9	3,079	29	—	3,117
Sales and marketing	42	1,480	6	—	1,528
General and administrative	3,083	1,704	28	—	4,815
Total operating expenses	3,134	6,263	63	—	9,460
Income / (loss) from operations	(3,134)	(3,066)	(107)	—	(6,307)
Interest and other expense, net
Interest expense, net	(6)	(616)	—	—	(622)
Foreign exchange transaction loss	—	(1)		—	(1)
Change in fair value of convertible note embedded derivative liability	(430)	—	—	—	(430)
Change in fair value of warrant liability	(140)	—	—	—	(140)
Loss on extinguishment of debt	(293)	—	—	—	(293)
Other income	14	1	—	—	15
Total interest and other expense, net	(855)	(616)	—	—	(1,471)
Income / (loss) from operations before income taxes	(3,989)	(3,682)	(107)	—	(7,778)
Income tax benefit	(437)	—	—	—	(437)
Net gain / (loss)	(3,552)	(3,682)	(107)	—	(7,341)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(80)	—	—	—	(80)
Comprehensive income / (loss)	(3,632)	(3,682)	(107)	—	(7,421)

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	59,942	580	(13,651)	46,871
Cost of revenues
License fees and revenue share	—	50,424	248	(13,651)	37,021
Other direct cost of revenues	—	3,185	577	—	3,762
Total cost of revenues	—	53,609	825	(13,651)	40,783
Gross profit	—	6,333	(245)	—	6,088
Operating expenses
Product development	9	5,885	58	—	5,952
Sales and marketing	82	2,910	(20)	—	2,972
General and administrative	7,094	3,072	(246)	—	9,920
Total operating expenses	7,185	11,867	(208)	—	18,844
Income / (loss) from operations	(7,185)	(5,534)	(37)	—	(12,756)
Interest and other expense, net
Interest expense, net	(6)	(1,298)	—	—	(1,304)
Foreign exchange transaction loss	—	(2)	(2)	—	(4)
Change in fair value of convertible note embedded derivative liability	(430)	—	—	—	(430)
Change in fair value of warrant liability	(140)	—	—	—	(140)
Loss on extinguishment of debt	(293)	—	—	—	(293)
Other income	31	2	—	—	33
Total interest and other expense, net	(838)	(1,298)	(2)	—	(2,138)
Income / (loss) from operations before income taxes	(8,023)	(6,832)	(39)	—	(14,894)
Income tax benefit	(141)	—	—	—	(141)
Net income / (loss)	(7,882)	(6,832)	(39)	—	(14,753)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(53)	—	—	—	(53)
Comprehensive income / (loss)	(7,935)	(6,832)	(39)	—	(14,806)

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2015

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	23,808	52	(3,126)	20,734
Cost of revenues
License fees and revenue share	—	19,208	17	(3,126)	16,099
Other direct cost of revenues	—	4,056	502	—	4,558
Total cost of revenues	—	23,264	519	(3,126)	20,657
Gross profit	—	544	(467)	—	77
Operating expenses
Product development	(560)	2,803	163	—	2,406
Sales and marketing	(206)	1,628	46	—	1,468
General and administrative	2,338	1,872	137	—	4,347
Total operating expenses	1,571	6,303	346	—	8,221
Loss from operations	(1,571)	(5,759)	(813)	—	(8,144)
Interest and other expense, net
Interest expense, net	—	(405)	—	—	(405)
Foreign exchange transaction loss	(1)	(12)	—	—	(13)
Other income	10	(97)	98	—	11
Total interest and other expense, net	9	(514)	98	—	(407)
Loss from operations before income taxes	(1,562)	(6,273)	(715)	—	(8,551)
Income tax provision / (benefit)	(229)	—	—	—	(229)
Net loss	(1,333)	(6,273)	(715)	—	(8,322)
Other comprehensive income / (loss)
Foreign currency translation adjustment	111	—	—	—	111
Comprehensive loss	(1,222)	(6,273)	(715)	—	(8,211)

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2015

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	44,586	134	(5,300)	39,420
Cost of revenues
License fees and revenue share	—	35,579	41	(5,300)	30,320
Other direct cost of revenues	—	6,165	584		6,749
Total cost of revenues	—	41,744	625	(5,300)	37,069
Gross profit	—	2,842	(491)	—	2,351
Operating expenses
Product development	(559)	5,384	335	—	5,160
Sales and marketing	(204)	2,858	96	—	2,750
General and administrative	6,096	3,334	306	—	9,736
Total operating expenses	5,333	11,576	737	—	17,646
Loss from operations	(5,333)	(8,734)	(1,228)	—	(15,295)
Interest and other expense, net
Interest expense, net	1	(802)	(95)	—	(896)
Foreign exchange transaction loss	(1)	(11)	—	—	(12)
Loss on disposal of fixed assets	(22)	(1)	—	—	(23)
Other income	19	(98)	107	—	28
Total interest and other expense, net	(3)	(912)	12	—	(903)
Loss from operations before income taxes	(5,336)	(9,646)	(1,216)	—	(16,198)
Income tax provision / (benefit)	159	84	—	—	243
Net loss	(5,495)	(9,730)	(1,216)	—	(16,441)
Other comprehensive income / (loss)
Foreign currency translation adjustment	62	—	—	—	62
Comprehensive loss	(5,433)	(9,730)	(1,216)	—	(16,379)

Condensed Consolidated Statement of Cash Flows
for the six months ended September 30, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	(7,882)	(6,832)	(39)	—	(14,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	3,616	578	—	4,199
Change in allowance for doubtful accounts	—	7	—	—	7
Amortization of debt discount	—	237	—	—	237
Amortization of debt issuance costs	—	444	—	—	444
Accrued interest	—	(91)	—	—	(91)
Stock-based compensation	2,310	—	—	—	2,310
Stock-based compensation for services rendered	166	—	—	—	166
Change in fair value of convertible note embedded derivative liability	430	—	—	—	430
Change in fair value of warrant liability	140	—	—	—	140
Loss on extinguishment of debt	293	—	—	—	293
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	—	(321)	—	—	(321)
Accounts receivable	17	325	(307)	—	35
Deposits	—	17	44	—	61
Deferred tax assets	99	—	—	—	99
Prepaid expenses and other current assets	(49)	108	9	—	68
Increase / (decrease) in liabilities:
Accounts payable	233	4,562	(24)	—	4,771
Accrued license fees and revenue share	—	(1,219)	210	—	(1,009)
Accrued compensation	582	(765)	(97)	—	(280)
Other current liabilities	1,539	61	(1,993)	—	(393)
Other non-current liabilities	(1,004)	(617)	1,641	—	20
Net cash used in operating activities	(3,121)	(468)	22	—	(3,567)

Cash flows from investing activities
Capital expenditures	(3)	(1,092)	(20)	—	(1,115)
Net cash used in investing activities	(3)	(1,092)	(20)	—	(1,115)

Cash flows from financing activities
Cash received in convertible notes issuance	—	16,000	—	—	16,000
Repayment of debt obligations	—	(11,000)	—	—	(11,000)
Payment of debt issuance costs	—	(2,091)	—	—	(2,091)
Options exercised	11	—	—	—	11
Warrant exercised	—	—	—	—	—

Net cash provided / (used) in financing activities	11	2,909	—	—	2,920

Effect of exchange rate changes on cash and cash equivalents	(53)	—	—	—	(53)

Net change in cash and cash equivalents	(3,166)	1,349	2	—	(1,815)

Cash and cash equivalents, beginning of period	6,712	4,466	53	—	11,231

Cash and cash equivalents, end of period	3,546	5,815	55	—	9,416

Condensed Consolidated Statement of Cash Flows
for the six months ended September 30, 2015

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	(5,495)	(9,730)	(1,216)	—	(16,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,408	3,994	448	—	6,850
Loss on disposal of fixed assets	23	—	—	—	23
Change in allowance for doubtful accounts	—	—	3	—	3
Amortization of debt issuance costs	—	236	—	—	236
Accrued interest	—	(16)	—	—	(16)
Stock-based compensation	2,524	—	—	—	2,524
Stock-based compensation for services rendered	600	—	—	—	600
Stock issued for settlement of liability	283	—	—	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	200	—	—	—	200
Accounts receivable	—	(2,276)	(37)	—	(2,313)
Deposits	8	(8)	(1)	—	(1)
Deferred financing costs	(187)	—	—	—	(187)
Prepaid expenses and other current assets	46	188	9	—	243
Increase / (decrease) in liabilities:
Accounts payable	114	5,085	(22)	—	5,177
Accrued license fees and revenue share	—	2,317	19	—	2,336
Accrued compensation	(977)	365	15	—	(597)
Other current liabilities	(345)	(1,000)	760	—	(585)
Net cash used in operating activities	(798)	(845)	(22)	—	(1,665)

Cash flows from investing activities
Capital expenditures	—	(610)	—	—	(610)
Net cash used in investing activities	—	(610)	—	—	(610)

Cash flows from financing activities
Repayment of debt obligations	—	(300)	—	—	(300)
Options exercised	49	—	—	—	49
Net cash provided / (used) in financing activities	49	(300)	—	—	(251)

Effect of exchange rate changes on cash and cash equivalents	39	—	—	—	39

Net change in cash and cash equivalents	(710)	(1,755)	(22)	—	(2,487)

Cash and cash equivalents, beginning of period	4,156	2,827	86	—	7,069

Cash and cash equivalents, end of period	3,446	1,072	64	—	4,582

16.    Subsequent Events
None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This Quarterly Report on Form 10-Q (the “Report”) and the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as well as those described elsewhere in this report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
The Company's Advertising business is comprised of two businesses:

•	O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite, a mobile device management platform with targeted application distribution capabilities,

◦	Discover, an intelligent application discovery platform, and

◦	Other professional services directly related to the Ignite platform.

•	A&P, a leading worldwide mobile user acquisition network which is comprised of services including:

◦	Syndicated network, and

◦	RTB or programmatic advertising.
The Company's Content business is comprised of services including:

•	Marketplace, an application and content store, and

•	Pay, a content management and mobile payment solution.
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
A&P Business
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers, and mediated relationships. The A&P business also accesses mobile ad inventory by purchasing inventory through exchanges using RTB. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. When inventory is accessed using RTB, A&P buys inventory at a rate determined by the marketplace. Since inception, A&P has delivered over 150 million application installs for hundreds of advertisers.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$22,832	$20,734	10.1%	$46,871	$39,420	18.9%
License fees and revenue share	17,797	16,099	10.5%	37,021	30,320	22.1%
Other direct cost of revenues	1,882	4,558	(58.7)%	3,762	6,749	(44.3)%
Gross profit	3,153	77	3,994.8%	6,088	2,351	159.0%
Total operating expenses	9,460	8,221	15.1%	18,844	17,646	6.8%
Loss from operations	(6,307)	(8,144)	(22.6)%	(12,756)	(15,295)	(16.6)%
Interest expense, net	(622)	(405)	53.6%	(1,304)	(896)	45.5%
Foreign exchange transaction loss	(1)	(13)	(92.3)%	(4)	(12)	(66.7)%
Change in fair value of convertible note embedded derivative liability	(430)	—	100.0%	(430)	—	100.0%
Change in fair value of warrant liability	(140)	—	100.0%	(140)	—	100.0%
Loss on extinguishment of debt	(293)	—	100.0%	(293)	—	100.0%
Loss on disposal of fixed assets	—	—	—%	—	(23)	(100.0)%
Other income	15	11	36.4%	33	28	17.9%
Loss from operations before income taxes	(7,778)	(8,551)	(9.0)%	(14,894)	(16,198)	(8.1)%
Income tax provision / (benefit)	(437)	(229)	90.8%	(141)	243	(158.0)%
Net loss	$(7,341)	$(8,322)	(11.8)%	$(14,753)	$(16,441)	(10.3)%
Basic and diluted net loss per common share	$(0.11)	$(0.14)	(21.4)%	$(0.22)	$(0.29)	(24.1)%
Weighted-average common shares outstanding, basic and diluted	66,457	57,274	16.0%	66,358	57,328	15.8%

Comparison of the three and six months ended September 30, 2016 and 2015
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$7,626	$7,070	7.9%	$18,856	$14,140	33.4%
Advertising	15,206	13,664	11.3%	28,015	25,280	10.8%
Total	$22,832	$20,734	10.1%	$46,871	$39,420	18.9%
During the three and six months ended September 30, 2016 there was an approximately $2,098 and $7,451 or 10.1% and 18.9%, increase in overall revenue, respectively, as compared to the three and six months ended September 30, 2015. During the three and six months ended September 30, 2016, as compared to the three and six months ended September 30, 2015, the Company experienced growth in both the Content and Advertising businesses. Organic growth in Advertising was driven by significant growth in O&O revenue, which offset a decline in A&P revenue. O&O revenue growth was driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with new carrier distribution partners. A&P revenue declined due to decreased demand from Advertising partners. The increase in the Content business was driven primarily by growth in Pay from overall increased demand for the product with customers in Australia, the increase of Pay revenue in India, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016. The increase in the Content business was offset by a continued decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Gross Margins

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$781	(1,656)	(147.2)%	$1,970	(858)	(329.6)%
Content gross margin %	10.2%	(23.4)%		10.4%	(6.1)%
Advertising gross margin $	$2,372	1,733	36.9%	$4,118	3,209	28.3%
Advertising gross margin %	15.6%	12.7%		14.7%	12.7%
Total gross margin $	$3,153	77	3,994.8%	$6,088	2,351	159.0%
Total gross margin %	13.8%	0.4%		13.0%	6.0%
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $3,153 and $6,088 or 13.8% and 13.0% for the three and six months ended September 30, 2016, respectively, versus approximately $77 and $2,351 or 0.4% and 6.0% for the three and six months ended September 30, 2015, respectively. The three and six months ended September 30, 2015 includes the impact of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin for the three months ended September 30, 2015 would have been approximately $2,477 or 11.9% versus $3,153 or 13.8% for the three months ended September 30, 2016. The increase from $2,477 to $3,153 is primarily attributable to an increase in Advertiser demand in the O&O business, offset by decreased demand from Advertising partners in the A&P business. Excluding the effects of the approximately $2,400 amortization, total gross margin for the six months ended September 30, 2015 would have been approximately $4,751 or 12.1% versus $6,088 or 13.0% for the six months ended September 30, 2016. The increase from $4,751 to $6,088 is primarily attributable to an increase in Advertiser demand in the O&O business, offset by decreased demand from Advertisers partners in the A&P business. Overall gross margin percentage increased as growth in higher gross margin Advertising revenue was coupled with lower amortization of intangibles.
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $781 or 10.2% for the three months ended September 30, 2016, respectively, versus approximately $(1,656) or (23.4)% for the three months ended September 30, 2015, respectively. Excluding the effects of the approximately $2,400 amortization that occurred in the comparable 2015 period, Content gross margin for the three months ended September 30, 2015 would have been approximately $744 or 10.5% versus $781 or 10.2% for the three months ended September 30, 2016. Content gross margin dollars remained flat primarily due to a slowdown in marketing spend by Pay customers during the three months ended September 30, 2016. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $1,970 or 10.4% for the six months ended September 30, 2016, respectively, versus approximately $(858) or (6.1)% for the six months ended September 30, 2015, respectively. Excluding the effects of the approximately $2,400 amortization that occurred in the comparable 2015 period, Content gross margin for the six months ended September 30, 2015 would have been approximately $1,542 or 10.9% versus $1,970 or 10.4% for the six months ended September 30, 2016. The increase in Content gross margin dollars was due primarily to the increase in overall demand for the Company's Pay service and the service being launched with new customers in Australia and India. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $2,372 and $4,118 or 15.6% and 14.7% for the three and six months ended September 30, 2016, respectively, versus approximately $1,733 and $3,209 or 12.7% and 12.7% for the three and six months ended September 30, 2015, respectively. The increase in advertising gross margin dollars was primarily attributable to growth in O&O revenue. Advertising gross margin percentage increased due to a mix shift from A&P to O&O, which carries a higher gross margin. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Product development	$3,117	$2,406	29.6%	$5,952	$5,160	15.3%
Sales and marketing	1,528	1,468	4.1%	2,972	2,750	8.1%
General and administrative	4,815	4,347	10.8%	9,920	9,736	1.9%
Total operating expenses	$9,460	$8,221	15.1%	$18,844	$17,646	6.8%
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

Total operating expenses for the three months ended September 30, 2016, and 2015 were approximately $9,460 and $8,221, respectively, an increase of approximately $1,239 or 15.1%.
Total operating expense for the six months ended September 30, 2016 and 2015 were approximately $18,844 and $17,646, respectively, an increase of approximately $1,198 or 6.8%.
Product development expenses for the three and six months ended September 30, 2016 and 2015 were approximately $3,117 and $5,952 and $2,406 and $5,160 , respectively, an increase of approximately $711 and $792 or 29.6% and 15.3%, respectively. The increase in product development expenses year-over-year was primarily attributable to the Company's investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions, as well as from increased hosting expenses driven by the growth in both O&O business and Pay services.
Sales and marketing expenses for the three and six months ended September 30, 2016 and 2015 were approximately $1,528 and $2,972 and $1,468 and $2,750, respectively, an increase of approximately $60 and $222 or 4.1% and 8.1%, respectively. The increase in sales and marketing expenses year-over-year was primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the three and six months ended September 30, 2016 and 2015 were approximately $4,815 and $9,920 and $4,347 and $9,736, respectively, an increase of approximately $468 and $184 or 10.8% and 1.9%, respectively. The increase in general and administrative expenses year-over-year includes an increase in legal and recruiting fees, offset by lower professional fees with lower accounting and professional services.
Interest and Other Income / (Expense)

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(622)	$(405)	53.6%	$(1,304)	$(896)	45.5%
Foreign exchange transaction loss	(1)	(13)	(92.3)%	(4)	(12)	(66.7)%
Change in fair value of convertible note embedded derivative liability	(430)	—	100.0%	(430)	—	100.0%
Change in fair value of warrant liability	(140)	—	100.0%	(140)	—	100.0%
Loss on extinguishment of debt	(293)	—	100.0%	(293)	—	100.0%
Loss on disposal of fixed assets	—	—	—%	—	(23)	(100.0)%
Other income	15	11	36.4%	33	28	17.9%
Total interest and other expense, net	$(1,471)	$(407)	261.4%	$(2,138)	$(903)	136.8%
Total interest and other expense, net, for the three and six months ended September 30, 2016 and 2015 were approximately $1,471 and $2,138 and $407 and $903, respectively, an increase in net expenses of approximately $1,064 and $1,235 or 261.4% and 136.8%, respectively. Interest and other expense, net, includes net interest expense, foreign exchange transaction loss, loss from change in fair value of convertible note embedded derivative liability and warrant liability, loss on extinguishment of debt, loss on disposal of fixed assets, and other ancillary costs incurred by the Company.
Interest Income (Expense)
Interest expense is generated from our long-term debt under the Term Loan Agreement with SVB and the Secured Debenture with NAC, which the Company entered into both during March 2015. Interest income consists of interest income earned on our cash and cash equivalents. This increase in total interest and other expense, net, was primarily attributable to net interest expense which includes additional fees incurred related to the amendments entered into by the Company with SVB and NAC (which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt), as well as the scheduled increase in Subordinated Debenture interest rate from 10% to 14% during the six months ended September 30, 2016. The increase in interest expense during the three and six months ended September 30, 2016 is further increased by the payoff of the Company's $3,000 and $8,000 short term debt with SVB and NAC, respectively, as of September 28, 2016. The Company recorded approximately $6 of interest expense related to the convertible notes issued on September 28, 2016.
Foreign Exchange Transaction Loss
Other expense for three and six months ended September 30, 2016 and 2015 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.
Loss From Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock pricing on the days of September 28, 2016 to September 30, 2016 increased from $0.99 to $1.05, this had the impact of increasing the the loss from change in fair value of derivative liability by $430.
Loss From Change in Fair Value of Warrant Liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes to the Initial Purchaser in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. Due to the valuation of the warrant liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock pricing on the days of September 28, 2016 to September 30, 2016 increased from $0.99 per share to $1.05 per share, this had the impact of increasing the loss from change in fair value of warrant liability by $140.
Loss on Extinguishment of Debt
As part of the payoff of the NAC and SVB debt on September 28, 2016, the Company fully expensed the remainder of the debt discount associated with the NAC debt and debt issuance costs associated with both the SVB and NAC debt to loss on extinguishment of debt of $293.
Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three and six months ended September 30, 2016 and 2015. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)
Pay	$7,191	31.5%	$6,230	30.1%	15.4%
Ignite	9,301	40.7%	3,980	19.2%	133.7%
Syndicated Network	5,221	22.9%	9,602	46.3%	(45.6)%
Other	1,119	4.9%	922	4.4%	21.4%
Total net revenues	$22,832	100.0%	$20,734	100.0%	10.1%

	Six Months Ended September 30, 2016		Six Months Ended September 30, 2015		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)
Pay	$17,912	38.2%	$11,904	30.2%	50.5%
Ignite	16,126	34.4%	6,745	17.1%	139.1%
Syndicated Network	11,000	23.5%	18,016	45.7%	(38.9)%
Other	1,833	3.9%	2,755	7.0%	(33.5)%
Total net revenues	$46,871	100.0%	$39,420	100.0%	18.9%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and six months ended September 30, 2016, the main revenue driver for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the three and six months ended September 30, 2016 there was an approximately $5,321 and $9,381 or 133.7% and 139.1% increase in Ignite net revenues, respectively, as compared to the three and six months ended September 30, 2015. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three and six months ended September 30, 2016, the decrease in revenue for the A&P business was primarily attributable to the syndicated network service. During the three and six months ended September 30, 2016 there was an approximately $4,381 and $7,016 or (45.6)% and (38.9)% decrease in syndicated network net revenues, respectively, as compared to the three and six months ended September 30, 2015. This decrease in syndicated network revenue was due primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising such as RTB, making our initiative in that area important in order to reverse the declines in this business.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three and six months ended September 30, 2016 there was an approximately $961 and $6,008 or 15.4% and 50.5% increase in Pay net revenues, respectively, as compared to the three and six months ended September 30, 2015. This increase in Pay net revenue was due primarily to the increase in overall demand for the Company's Pay service and the service being launched with new customers in Australia and India, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016, offset by decreased advertising spend by Content providers during the three months ended September 30, 2016.

Liquidity and Capital Resources
Selected Financial Information

	September 30, 2016	March 31, 2016
	(in thousands)
Cash and cash equivalents	$9,416	$11,231

Short-term debt
Revolving line of credit, principal	—	3,000
Secured debenture, net of debt issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	$—	$10,432

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $6,616 and $0, respectively	$9,384	$—
Total long-term debt	9,384	—
Total debt	$9,384	$10,432

Working capital
Current assets	$27,881	$29,546
Current liabilities	31,417	38,854
Working capital	$(3,536)	$(9,308)
Working Capital
Cash and cash equivalents totaled approximately $9,416 and $11,231 at September 30, 2016 and March 31, 2016, respectively, a decrease of approximately $1,815 or 16.2%. Current assets totaled approximately $27,881 and approximately $29,546 at September 30, 2016 and March 31, 2016, respectively, a decrease of approximately $1,665 or 5.6%. As of September 30, 2016 and March 31, 2016, the Company had approximately $17,477 and $17,519, respectively, in accounts receivable, a decrease of $42 or 0.2%. As of September 30, 2016 and March 31, 2016 the Company's working capital deficit was $3,536 and $9,308, respectively, a decrease in working capital deficit of $5,772 or 62.0%. The working capital deficit as of March 31, 2016 included the impact of the subordinated debenture with NAC classified as a current liability of $7,432 (net of debt issuance costs and discounts of $568), as compared to $0 as of September 30, 2016 due to the payoff of the subordinated debenture with NAC on September 28, 2016. Excluding the impact of the classification of the subordinated debenture with NAC (net of debt issuance costs and discounts of $568) in current liabilities at March 31, 2016, the Company's working capital deficit would have been $1,876 as of March 31, 2016 as compared to a working capital deficit of $(3,536) as of September 30, 2016, an increase in the working capital deficit of $1,660. Excluding the impact of the classification of the subordinated debenture with NAC in current liabilities as of March 31, 2016, the increase in working capital deficit is due primarily to a decrease in cash and cash equivalents of $1,815, a net increase in accounts payable and accrued license fees and revenue share of $3,762, offset by the payoff of the SVB revolving line of credit on September 28, 2016 amounting to $3,000.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. As of September 30, 2016, we had cash and cash equivalents totaling approximately $9,416. As noted, on September 28, 2016, the Company sold to the Initial Purchaser, $16,000 principal amount of Notes for net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. Refer to Note 7 "Debt" for more details. The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for at least the next twelve months.
The Company may raise additional capital through future equity or, subject to restrictions in the Indenture for the Notes, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities, including Real-Time Bidding (RTB), integration of Content/Pay into advertising infrastructure, or new product development. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
As of September 30, 2016, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$16,000	$—	$—	$16,000	$—
Operating leases (b)	3,801	938	1,601	887	375
Employment agreements and other obligations (c)	1,429	808	621	—	—
Interest	5,600	1,400	1,400	2,800	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$26,830	$3,146	$3,622	$19,687	$375
(a) convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $835 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
Cash Flow Summary

	Six Months Ended September 30,
	2016	2015	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities	$(3,567)	$(1,665)	114.2%
Capital expenditures	(1,115)	(610)	82.8%
Cash received in convertible notes issuance	16,000	—	100.0%
Repayment of debt obligations	(11,000)	(300)	3,566.7%
Payment of debt issuance costs	(2,091)	—	100.0%
Options exercised	11	49	(77.6)%
Effect of exchange rate changes on cash and cash equivalents	(53)	39	(235.9)%
Operating Activities
During the six months ended September 30, 2016 and 2015, the Company's net cash used in operating activities was $3,567 and $1,665, respectively, an increase of $1,902 or 114.2%. The increase in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.

During the six months ended September 30, 2016, net cash used in operating activities was $3,567, resulting from a net loss of $14,753 offset by net non-cash expenses of $8,135, which included depreciation and amortization, stock option expense, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, amortization of debt issuance costs, an increase in the allowance for doubtful accounts, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, and a decrease in accrued interest of approximately $4,199, $2,310, $166, $237, $444, $7, $430, $140, $293, and $91, respectively. Net cash used in operating activities during the six months ended September 30, 2016 was impacted by the change in net working capital accounts as of September 30, 2016 compared to March 31, 2016, with a net increase in current liabilities of approximately $3,089 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $58 (inclusive only of restricted cash, accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accounts payable of $4,771, mostly due to the timing of payments to our carrier partners. Net cash used in operating activities was further impacted by an increase in other non-current liabilities of $20, related entirely to changes in non-current uncertain tax liabilities over the comparative periods.
During the six months ended September 30, 2015, net cash used in operating activities was $1,665, resulting from a net loss of $16,441 offset by net non-cash expenses of $10,503, which included depreciation and amortization, stock option expense, stock-based compensation related to vesting of restricted stock for services, stock issued for settlement of liability, amortization of debt discount, an increase in the allowance for doubtful accounts, loss on disposal of fixed assets, and a decrease in accrued interest of approximately $6,850, $2,524, $600, $283, $236, $3, $23 and $16, respectively. Net cash used in operating activities during the six months ended September 30, 2015 was impacted by the change in net working capital accounts as of September 30, 2015 compared to March 31, 2015, with a net increase in current liabilities of approximately $6,331 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $2,058 (inclusive only of restricted cash transferred to operating cash, accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by driven by working capital and liquidity management, with a focus on utilizing the full and extended payment terms on our liabilities.
Investing Activities
For the six months ended September 30, 2016 and 2015, cash used in investing activities was approximately $1,115 and $610, respectively, which is comprised of capital expenditures related mostly to internally developed software.
Financing Activities
For the six months ended September 30, 2016, cash provided by financing activities was approximately $2,920 (inclusive of $16,000 cash received for convertible notes issuance, $11,000 repayment of debt obligations, and $2,091 for payment of debt issuance costs, offset by options exercised of $11). For the six months ended September 30, 2015, cash used in financing activities was approximately $251 (inclusive of repayment of debt obligations of $300, offset by stock options exercised of $49).
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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended March 31, 2016, as amended.

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
Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as amended.
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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Management’s Plan for Remediation
The material weakness we identified associated with the Financial Close and Reporting process arises primarily from (i) a lack of a sufficient complement of accounting and financial reporting personnel, hindering the Company's ability to implement formal accounting policies with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements, and (ii) inadequate accounting systems including information technology systems directly related to financial statement processes and a heavy reliance on manual processes.
We have taken and completed certain actions, with other planned actions to be taken during fiscal 2017, to remediate the material weakness.
Completed Actions

•	Hired a Chief Accounting Officer, “CAO,” on February 27, 2015 (who resigned during our first quarter of fiscal 2017; Mr. David Wesch is our current Acting CAO).

•	Hired a Chief Financial Officer, “CFO,” on September 12, 2016 with a strong background in internal control design and implementation in a public company environment.

•	Finalized the system implementation related to SAP.
Planned Actions

•	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meet the accounting and finance requirements of the Company.

•	Continue to utilize third-party accounting experts to augment Company accounting staff as necessary.

•	Implement a billing and disbursement, and stock option accounting system and integrate with SAP.

•	Identify deficient internal control procedures for significant accounting areas and implement additional documented review and approval procedures and/or automated controls to address them.

•
Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have a direct and indirect impact on the transactions underlying the financial statements.

•	Implement and document internal control procedures around information technology that have an impact on financial reporting.
The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting.
Changes in Internal Controls Over Financial Reporting
On September 12, 2016, Andrew Schleimer stepped down as the Company’s CFO, whereby the Company appointed Barrett Garrison as the Company’s CFO. Mr. Schleimer provided consulting services to the Company for a transitional period while the Company’s new CFO was integrated. Other than as discussed in Management’s Plan for Remediation and the Company’s appointment of Barrett Garrison as CFO, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 3 - “Commitments and Contingencies - Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1 (A).    Risk Factors
Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, as amended, for the year ended March 31, 2016, and under "Risk Factors" in its Form S-1 filed on October 28, 2016, except the following new risk factors, which were previously disclosed in the Registrant's Current Report on Form 8K filed on September 29, 2016 in connection with the recently completed Notes offering on September 28, 2016:
Our GAAP operating results could fluctuate substantially due to the accounting for the early conversion, anti-dilution and other features of the notes.

We expect the notes will be accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or ASC 815) as an embedded derivative. For instance, the early conversion payment feature of the notes is accounted for under ASC 815 as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). Although we have not finalized our accounting treatment, we expect that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We expect to have to record this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivative using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the Company’s stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liability may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

We also expect to have a material derivative liability recorded on our consolidated balance sheet as a result of the anti-dilution and other embedded derivative features in the warrants and/or the notes. Under applicable accounting rules, we may be required to “mark to market” this liability each reporting period and record changes in the fair value associated with this liability in our consolidated statement of operations. As such, when our stock price increases, the fair value of this liability would increase, and we recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of this liability decreases, and we recognize a gain associated with this change in fair value. As such, though there is no cash flow impact to us caused by the volatility of our stock price, applicable accounting rules have a direct impact on our reported profit or loss as per Generally Accepted Accounting Principles.

We have also not finalized the impact on our ability to use the treasury method to calculate diluted earnings per share as a result of the conversion option and warrant transactions. Our ability to use the treasury method may differ before and after shareholder approval of the issuance of the maximum shares in this offerings, assuming such approval is granted. We cannot be sure that the accounting standards will permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

We have not completed our analysis of other features of the notes and warrants and it is possible that the complex accounting rules applicable to these instruments may require us to record other material non-cash charges to earnings and/or non-cash derivative liabilities. These affects may significantly impact our reported results.

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). On September 22, 2016, the last reported sale price for our common stock on the NASDAQ Capital Market was $1.24 per share and the closing price of our common stock has traded in a range from a low of $0.75 per share to a high of $1.39 per share during fiscal 2016. We must continue to satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

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

The notes are unsecured, are effectively subordinated to all of our future secured indebtedness and are structurally subordinated to all liabilities of our subsidiaries (other than the guarantors), including trade credit.

The notes are unsecured, are effectively subordinated to all of our future secured indebtedness (although we are not permitted to incur any secured or unsecured indebtedness subject to limited exceptions) and are structurally subordinated to all indebtedness and liabilities of our subsidiaries (other than the guarantors), including trade payables. The notes will rank equally with all our future general unsecured and unsubordinated obligations, and senior to all our future subordinated debt. In the event of our bankruptcy, liquidation, reorganization or other winding up, although we are not permitted to incur any secured or unsecured indebtedness subject to limited exceptions, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and subject to the guarantees discussed below, the assets of our subsidiaries will be available to pay obligations on the notes only after all claims senior to the notes which includes all liabilities of such subsidiary, including trade payables have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

The notes do not contain restrictive financial covenants, other than debt incurrence and restrictions on payments, and we may take actions which may affect our ability to satisfy our obligations under the notes.

The indenture governing the notes does not contain any financial or operating covenants (other than restrictions on our incurrence of certain other indebtedness (including secured debt) and restrictions on certain payments) by us or any of our subsidiaries. In addition, the limited covenants applicable to the notes do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Further, the restrictions contained in the indenture governing the notes on our incurrence of certain indebtedness and the making of restricted payments is subject to a waiver provision that differs from the provisions in the indenture applicable to other waivers.

Our ability to recapitalize and take a number of other actions that are not limited by the terms of the notes could have the effect of diminishing our ability to make payments on the notes when due, including interest payments, payments of principal and payments due upon the election of a holder to require us to purchase notes upon the occurrence of a fundamental change, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

Recent regulatory actions may adversely affect the trading price and liquidity of the notes and of the warrants and our common stock.

We expect that many investors in, and potential purchasers of, the offered securities will employ, or seek to employ, a convertible arbitrage strategy with respect to the offered securities. Investors would typically implement such a strategy by selling short the common stock underlying the offered securities and dynamically adjusting their short position while continuing to hold the offered securities. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the offered securities to conduct the convertible arbitrage strategy with respect to the offered securities.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the offered securities to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the offered securities.

 The adjustment to the conversion rate for notes converted in connection with a make-whole fundamental change (including a redemption) may not adequately compensate the investor for any lost value of the investors' notes as a result of such transaction.

If a make-whole fundamental change (as defined herein) occurs prior to maturity, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction, as described in the indenture for the Notes. The adjustment to the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate the investor for any lost value of the investors' notes as a result of such transaction. In addition, if the price paid (or deemed paid) per share of our common stock in the transaction is greater than $1.25 per share of our common stock or less than $20 per share of our common stock (in each case, subject to adjustment), no adjustment will be made to the conversion rate. In addition, the investor will not be entitled to an Early Conversion Payment for any conversion on or after the effective time of a make-whole fundamental change.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

Our GAAP operating results could fluctuate substantially due to the accounting for the early conversion payment features of the notes.

Holders who convert their notes prior to the September 23, 2019 will receive an Early Conversion Payment. The Early Conversion Payment feature of the notes is expected to be accounted for under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) as an embedded derivative.

ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have tentatively determined that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We tentatively will record this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the notes. The derivative liability is expected to be remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. We expect we will estimate the fair value of these liabilities using a Monte Carlo simulation model.

We cannot predict the effect that the accounting for the notes will have on our future GAAP financial results, the trading of our common stock and the trading price of the notes, which could be material.

The conversion rate of the notes and/or exercise price for the warrants may not be adjusted for all dilutive events.

The conversion rate of the notes and the exercise price for the warrants are each subject to separate adjustments for certain events, including, but not limited to, the issuance of shares of our common stock without consideration or at a price per share less than the applicable conversion rate, subject to certain exceptions, the issuance of stock dividends on our common stock, the issuance of certain rights, options, or warrants, subdivisions, combinations, distributions of capital stock, evidences of indebtedness, assets or property, cash dividends and certain issuer tender offers or exchange offers as described in the indenture for the Notes. However, the conversion rate and exercise price, as applicable, will not be adjusted for all possible events, such as a third-party tender offer or exchange offer, that may adversely affect the trading price of the notes or the market price of our common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to purchase the notes at the option of the holder.

Upon the occurrence of a fundamental change, subject to certain conditions, the investor will have the right, at the investors' option, to require us to purchase for cash all or any portion of the investors' notes with a principal amount equal to $1,000 or an integral multiple of $1,000 in excess thereof. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that do not constitute a fundamental change but that could nevertheless adversely affect the notes. For example, transactions such as leveraged recapitalizations (subject to the limitations in the indenture to incur new debt), refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the notes. In the event of any such transaction, holders would not have the right to require us to purchase their notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting holders of the notes.

We may not have the ability to raise the funds necessary to repurchase the notes when required.

Holders of the notes will have the right to require us to repurchase the notes upon the occurrence of a fundamental change at 120% of their principal amount, plus accrued and unpaid interest (including additional interest), if any, as described in the indenture for the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefor. Our failure to repurchase surrendered notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under the agreements governing other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes.

We are not providing pro-forma capitalization or income statement information.

Due to the complex accounting for the notes and warrants, which is still being finalized and determined by us, we have not provided any pro-forma financial information with respect to the impact of the Notes and Warrants. Accordingly, although we provide information about the amount of indebtedness we had at June 30, 2016 and the amount we will repay at the closing of this offering, the investor will not have available estimates of the impact of such transactions on our GAAP balance sheet.

We will not seek a rating on the notes.

We do not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announce its intention to put the notes on credit watch, the trading price of the notes could decline.

We have not registered the notes, the warrants or the shares of our common stock issuable upon conversion or exercise, which will limit the investors' ability to resell them.

The notes, the warrants and the shares of our common stock issuable upon conversion of the notes or exercise of the warrants, have not been, and, other than as contemplated by the registration rights agreement we are entering into with the initial purchaser, will not be, registered under the Securities Act or any state securities laws. Accordingly, until a registration statement with respect to the notes, the warrants and the shares of common stock issuable upon conversion of the notes or exercise of the warrants is effective, the notes, the warrants, and the shares of our common stock issuable upon conversion of the notes and exercise of the common stock, if any, may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws.

 There is no public market for the notes or for the warrants, which could limit their respective trading price or the investors' ability to sell them.

The notes and warrants are new issues of securities for which there currently is no respective trading market. As a result, a market may not develop for the notes or for the warrants and the investor may not be able to sell its offered securities. Any offered securities that are traded after their initial issuance may trade at a discount from their initial offering price. Future trading prices of the notes and of the warrants will depend on many factors, including prevailing interest rates, the market for similar securities, general economic conditions and our financial condition, performance and prospects. Accordingly, the investor may be required to bear the financial risk of an investment in the offered securities for an indefinite period of time. We do not intend to apply for listing or quotation of the notes or the warrants on any securities exchange or automated quotation system. While the initial purchaser may make a market in the notes and in the warrants, they are not required to do so and, consequently, any market making with respect to the offered securities may be discontinued at any time without notice. Even if the initial purchaser make a market in the notes and in the warrants, the liquidity of such markets may be limited.

Conversion of the notes and exercise of the warrants will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the market price of our common stock.

The conversion of some or all of the notes and the exercise of some or all of the warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion or such exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the offered securities may encourage short selling by market participants because the anticipated conversion of the notes or upon exercise of the warrants into shares of our common stock could depress the market price of our common stock.

U.S. holders will recognize income for U.S. federal income tax purposes significantly in excess of interest payments on the notes, and gains, if any, recognized on a disposition of notes will generally be taxed as ordinary income.

For U.S. federal income tax purposes, we intend to treat the notes as contingent payment debt obligations under the contingent payment debt regulations and the rest of this discussion so assumes. Accordingly, all payments on the notes, including stated interest, will be taken into account under the contingent payment debt regulations and actual cash payments of interest on the notes will not be reported separately as taxable income. As discussed more fully below, the effect of the contingent payment debt regulations will be to require a holder, regardless of such holder’s usual method of tax accounting, to use the accrual method with respect to the notes. There is some uncertainty as to the proper application of the Treasury Regulations governing contingent payment debt instruments and, if the treatment described herein were to be successfully challenged by the Internal Revenue Service (IRS) (the “IRS”), it might be determined that, among other things, the investor should have accrued interest income at a lower or higher rate, or should have recognized capital gain or loss, rather than ordinary income or loss, upon the conversion or taxable disposition of the notes.

The investor may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes, even though the investor will not receive a corresponding cash distribution.

The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, the investor may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the investors' proportionate interest in us could be treated as a deemed taxable dividend to the investor. If a make-whole fundamental change occurs on or prior to the maturity date of the notes, under some circumstances, we will increase the conversion rate for notes converted in connection with the make-whole fundamental change. Such increase also may be treated as a dividends subject to U.S. federal income tax. If the investor is a non-U.S. holder, such a deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, or to backup withholding, both of which may be set off against subsequent payments of cash and common stock payable on the notes.

 Holders of offered securities will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.

Holders of offered securities will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of offered securities will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our amended and restated certificate of incorporation requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the relevant conversion date, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the notes and of the warrants.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes and of the warrants. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the offered securities as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the respective trading prices of the offered securities.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes and of the warrants.

In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, and upon conversion of the notes offered hereby and in relation to the convertible note hedge and warrant transactions we expect to enter into in connection with the pricing of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and of the warrants, and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Federal and state statutes allow courts, under specific circumstances, to void the guarantees. In such event, holders of the notes could be structurally subordinated to creditors of the guarantor.

Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims under the guarantee to the guarantor’s other debt or take other action detrimental to holders of the guarantee of notes. Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the guarantees made by the Digital Turbine’s subsidiaries could be voided or subordinated to other debt for a variety of reasons. To the extent that a subsidiary guarantee were to be voided as a fraudulent conveyance or was held to be unenforceable for any other reason, holders of the notes would cease to have any claim in respect of such guarantor.

 We could lose access to our NOLs as a result of the conversion of the notes and exercises of the warrants.

We have significant net operating losses which could be lost or impaired if delivery of shares upon conversion or exercise of notes or warrants causes an “ownership change” under Section 382 of the Internal Revenue Code.

Provisions in the indenture for the notes and/or warrant agreement for the warrants may deter or prevent a business combination that may be favorable to the investor.

If a fundamental change occurs prior to the maturity date of the notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change. Furthermore, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions in the indenture with respect to the notes and in the warrant agreement with respect to the warrants could deter or prevent a third party from acquiring us even when the acquisition may be favorable to the investor.

The SEC has sent us a letter regarding an informal inquiry requesting information and documents generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures.

On May 19, 2016, the Company received an informal inquiry from the staff of the Securities and Exchange Commission’s Division of Enforcement requesting the voluntary provision of documents and information generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures.  The correspondence from the SEC provides that the fact that there has been an informal inquiry commenced should not be construed as an indication that there have been any violations of federal securities laws, nor considered a reflection upon any person, company or securities. We have been, and intend to continue, cooperating fully with the SEC inquiry.  It is too early to determine the significance or likely outcome or impact of this matter at this time.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2016; refer to Item 9A of our Annual Report on Form 10-K/A for the year ended March 31, 2016, for more information about management’s assessment of internal controls. We are in the process of strengthening and testing our internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude in the future that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover additional material weaknesses or a significant deficiencies in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business. Refer to Item 9A of our Annual Report on Form 10-K/A for the year ended March 31, 2016, for more information about management’s assessment of internal controls. See also the risk factor above entitled “Risks Related to Our Business-General Risks-The SEC has sent us a letter regarding an informal inquiry requesting information and documents generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures.”
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The Board of Directors of the Company has established January 10, 2017 as the date of the Company’s fiscal year 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) and November 21, 2016 as the record date for determining stockholders entitled to notice of, and to vote at, the 2017 Annual Meeting. The time and location of the 2017 Annual Meeting will be as set forth in the Company’s proxy materials for the 2017 Annual Meeting. Stockholders wishing to submit a proposal for the 2017 Annual Meeting must ensure that written notice of such proposal is received by the Company at 1300 Guadalupe Street, Suite 302, Austin, TX 78701, Attn: Corporate Secretary, no later than November 21, 2016 and also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission.

ITEM 6.    EXHIBITS

4.1	Indenture, dated as of September 28, 2016, between Digital Turbine, Inc., certain Guarantors, and US Bank National Association as trustee.*

4.2	Warrant Agreement, dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association as warrant agent.*

4.3	Registration Rights Agreement, dated as of September 28, 2016, between Digital Turbine, Inc. and BTIG, LLC.*

10.1	Initial Purchaser Agreement, dated as of September 23, 2016, between Digital Turbine, Inc., certain Guarantors, and BTIG, LLC as initial purchaser.*

10.2	Employment Agreement, dated August 31, 2016, between Digital Turbine, Inc. and Barrett Garrison.**
31.1	Certification of William Stone, Principal Executive Officer.***

31.2	Certification of Barrett Garrison, Principal Financial Officer.***

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.+

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350.+

101	INS XBRL Instance Document.***

101	SCH XBRL Schema Document.***

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.***

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.***

101	LAB XBRL Taxonomy Extension Label Linkbase Document.***

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

**	Incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.

***	Filed herewith.

+
In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of the Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.
Dated: November 9, 2016
	By:	/s/
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: November 9, 2016
	By:	/s/
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)