Form 10-Q/A
period 2016-09-30
Digital Turbine, Inc.
filed 2016-11-10
CIK 317788

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

EXPLANATORY NOTE

Digital Turbine, Inc.  (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 solely to include the conformed signatures of the Company’s officers on the signature page hereto. The conformed signatures were inadvertently omitted from the Company’s Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on November 9, 2016 (the “Form 10-Q”), although the Company’s officers manually signed the Form 10-Q prior to filing it with the Securities and Exchange Commission. In addition, in connection with the filing of this Amendment No. 1 to the Form 10-Q and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto. Except as described above, this Amendment No. 1 to the Form 10-Q does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-Q and does not otherwise reflect events occurring after the original filing date of the Form 10-Q.
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
Dated: November 10, 2016
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: November 10, 2016
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)