Form 10-Q
period 2016-12-31
Digital Turbine, Inc.
filed 2017-02-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of February 1, 2017, the Company had 66,634,006 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED December 31, 2016

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,705	$11,231
Restricted cash	323	—
Accounts receivable, net of allowances of $594 and $464, respectively	19,266	17,519
Deposits	130	213
Prepaid expenses and other current assets	553	583
Total current assets	25,977	29,546
Property and equipment, net	2,480	1,784
Cost method investment	—	999
Deferred tax assets	288	500
Intangible assets, net	6,850	12,490
Goodwill	76,621	76,621
TOTAL ASSETS	$112,216	$121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,809	$15,300
Accrued license fees and revenue share	8,910	9,622
Accrued compensation	1,112	1,353
Short-term debt, net of debt issuance costs and discounts of $0 and $568, respectively	—	10,432
Other current liabilities	1,626	2,147
Total current liabilities	31,457	38,854
Convertible notes, net of debt issuance costs and discounts of $6,540 and $0, respectively	9,460	—
Convertible note embedded derivative liability	1,270	—
Warrant liability	426	—
Other non-current liabilities	1,097	815
Total liabilities	43,710	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,368,462 issued and 66,634,006 outstanding at December 31, 2016; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	8
Additional paid-in capital	299,045	295,423
Treasury stock (754,599 shares at December 31, 2016 and March 31, 2016)	(71)	(71)
Accumulated other comprehensive loss	(250)	(202)
Accumulated deficit	(230,326)	(212,987)
Total stockholders' equity	68,506	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,216	$121,940
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$22,285	$24,089	$69,156	$63,509
Cost of revenues
License fees and revenue share	17,039	18,569	54,060	48,889
Other direct cost of revenues	1,878	1,704	5,640	8,453
Total cost of revenues	18,917	20,273	59,700	57,342
Gross profit	3,368	3,816	9,456	6,167
Operating expenses
Product development	3,113	2,738	9,065	7,898
Sales and marketing	1,683	1,676	4,655	4,426
General and administrative	3,982	4,667	13,902	14,403
Total operating expenses	8,778	9,081	27,622	26,727
Loss from operations	(5,410)	(5,265)	(18,166)	(20,560)
Interest and other income / (expense), net
Interest expense, net	(725)	(471)	(2,029)	(1,367)
Foreign exchange transaction loss	(9)	(8)	(13)	(20)
Change in fair value of convertible note embedded derivative liability	2,853	—	2,423	—
Change in fair value of warrant liability	937		797	—
Loss on extinguishment of debt	—	—	(293)	—
Loss on disposal of fixed assets	—	(8)	—	(31)
Other income / (expense)	68	(8)	101	20
Total interest and other income / (expense), net	3,124	(495)	986	(1,398)
Loss from operations before income taxes	(2,286)	(5,760)	(17,180)	(21,958)
Income tax provision / (benefit)	300	3	159	246
Net loss	(2,586)	(5,763)	(17,339)	(22,204)
Other comprehensive income / (loss)
Foreign currency translation adjustment	5	(65)	(48)	(3)
Comprehensive loss	$(2,581)	$(5,828)	$(17,387)	$(22,207)
Basic and diluted net loss per common share	$(0.04)	$(0.09)	$(0.26)	$(0.37)
Weighted-average common shares outstanding, basic and diluted	66,634	65,979	66,416	60,201
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(17,339)	$(22,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,325	8,606
Loss on disposal of fixed assets	—	31
Change in allowance for doubtful accounts	130	26
Amortization of debt discount	450	355
Amortization of debt issuance costs	519	—
Accrued interest	297	(14)
Stock-based compensation	3,335	3,805
Stock-based compensation for services rendered	276	723
Change in fair value of convertible note embedded derivative liability	(2,423)	—
Change in fair value of warrant liability	(797)	—
Loss on extinguishment of debt	293	—
Stock issued for settlement of liability	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	(323)	200
Accounts receivable	(1,877)	(4,595)
Deposits	83	(69)
Deferred tax assets	212	—
Deferred financing costs	—	(174)
Prepaid expenses and other current assets	30	40
Increase / (decrease) in liabilities:
Accounts payable	4,509	5,728
Accrued license fees and revenue share	(712)	3,336
Accrued compensation	(241)	(837)
Other current liabilities	(818)	(700)
Other non-current liabilities	283	—
Net cash used in operating activities	(7,788)	(5,460)

Cash flows from investing activities
Capital expenditures	(1,381)	(1,007)
Proceeds from sale of cost method investment in Sift	999	—
Net cash proceeds from cost method investment in Sift	—	875
Net cash used in investing activities	(382)	(132)

Cash flows from financing activities
Cash received from issuance of convertible notes	16,000	—
Repayment of debt obligations	(11,000)	(450)
Payment of debt issuance costs	(2,319)	—
Options exercised	11	51
Stock issued for cash in stock offering, net	—	12,627
Net cash provided in financing activities	2,692	12,228

Effect of exchange rate changes on cash and cash equivalents	(48)	(26)

Net change in cash and cash equivalents	(5,526)	6,610

Cash and cash equivalents, beginning of period	11,231	7,069

Cash and cash equivalents, end of period	$5,705	$13,679
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2016
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
Our primary sources of liquidity have historically been issuance of common, preferred stock, or convertible debt. As of December 31, 2016, we had cash and cash equivalents totaling approximately $5,705. On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay approximately $11,000 of secured indebtedness, consisting of approximately $3,000 to Silicon Valley Bank ("SVB") and $8,000 to North Atlantic Capital ("NAC"), retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. Refer to Note 7 Debt for more details. The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for at least the next twelve months.

Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
In addition, the indenture for the Notes, and the related warrant agreement for the warrants issued in connection with the Notes, contain, among other protections, price-based anti-dilution rights. These rights could result in significant dilution to other stockholders in the event we were to complete certain types of financings at valuations below specified levels. At our January 2017 annual stockholders meeting, we received stockholder approval to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement.
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
Restricted Cash
Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of December 31, 2016 and March 31, 2016, the Company had $323 and $0, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease.
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance under ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Please refer to Note 7 Debt for more details.
Stock Compensation
In March 2016, the FASB issued Accounting Standards Codification ASU 2016-09 “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.
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

•
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes: Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

•
Practical Expedient—Expected Term: A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions.

The Company will adopt ASU 2016-09 during the quarter ended June 30, 2017, and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
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
The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Notes issued on September 28, 2016 is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in debt discount. The convertible notes are carried on the consolidated balance sheet on a historical cost basis, net of discounts and debt issuance costs.
The Company estimates the fair value of the convertible note embedded derivative liability and warrant liability using a lattice approach that incorporates a Monte Carlo simulation valuation model that considers the Company's future stock price, stock price volatility, probability of a change of control, and the trading information of the Company's common stock into which the Notes are or may become convertible.
Changes in the inputs into these valuation models have a significant impact on the estimated fair value of the convertible note embedded derivative liability and warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liabilities. The change in the fair value of the convertible note embedded derivative liability and warrant liability are primarily related to the change in price of the Company's underlying common stock and are reflected in the consolidated statements of operations and comprehensive loss as "Change in fair value of convertible note embedded derivative liability” and "Change in fair value of warrant liability." Refer to Note 8 "Fair Value Measurements" for more details.
Convertible Note Embedded Derivative Liability
Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e. host) are accounted for and valued as a separate financial instrument. We evaluated the terms and features of the Notes issued on September 28, 2016 and identified embedded derivatives (i.e. conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions) requiring bifurcation and accounting at fair value due to the economic and contractual characteristics of the embedded derivatives meeting the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the Notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the Notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
See Note 8, "Fair Value Measurements" of this report for a description of our embedded derivatives related to the Notes and information on the valuation model used to calculate the fair value of the embedded derivatives, otherwise called the convertible note embedded derivative liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the convertible note embedded derivative liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. Change in the fair value of the liability is primarily attributable to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
Warrant Liability
The Company issued detachable warrants with the Notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using a lattice approach that incorporates a Monte Carlo simulation that considers the Company's future stock price. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the model are judgmental.
See Note 8, "Fair Value Measurements" of this report for a description of our warrant liability and information on the valuation model used to calculate the fair value of the warrant liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. The change in the fair value of the liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash payments", which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Digital Turbine would be April 1, 2018. Early adoption is permitted. We do not expect adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2016, the results of its operations and corresponding comprehensive loss, and its cash flows for the three and nine months ended December 31, 2016 and 2015. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of December 31, 2016, one major Advertising customer represented approximately 22.4% of the Company’s net accounts receivable balance. As of March 31, 2016, one major Content customer represented 15.6% of the Company’s net accounts receivable balance, and the previously mentioned major Advertising customer represented 5.5% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2016, the previously mentioned major Advertising customer represented 16.2% and 13.4%, respectively, of net revenues, another major Advertising customer represented 13.9% and 11.4%, respectively, of net revenues, and another major Content customer represented 16.2% and 23.7%, respectively, of net revenues. During the three and nine months ended December 31, 2015, the previously mentioned major Advertising customer represented 1.9% and 1.6%, respectively, of net revenues, the previously mentioned second major Advertising customer represented 9.3% and 8.7%, respectively, of net revenues, and the previously mentioned major Content customer represented 22.0% and 26.6%, respectively, of net revenues.
The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.
4.    Accounts Receivable

	December 31, 2016	March 31, 2016
Billed	$10,684	$13,220
Unbilled	9,176	4,763
Allowance for doubtful accounts	(594)	(464)
Accounts receivable, net	$19,266	$17,519
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of December 31, 2016 and March 31, 2016 are expected to be billed and collected within twelve months.
The Company recorded $123 and $528 of bad debt expense during the three and nine months ended December 31, 2016, respectively. The Company recorded $45 and $209 of bad debt expense during the three and nine months ended December 31, 2015, respectively.

5.    Property and Equipment

	December 31, 2016	March 31, 2016
Computer-related equipment	$3,830	$2,775
Furniture and fixtures	46	33
Leasehold improvements	144	74
Property and equipment, gross	4,020	2,882
Accumulated depreciation	(1,540)	(1,098)
Property and equipment, net	$2,480	$1,784
Depreciation expense for the three and nine months ended December 31, 2016 was $248 and $685, respectively, and $52 and $153 for the three and nine months ended December 31, 2015, respectively.
6.    Investments
On December 28, 2015, DTM entered into a license agreement with Sift Media, Inc. ("Sift"), granting a non-exclusive perpetual license to certain of DTM’s intellectual property, software, in exchange for 9.9% of Sift’s preferred stock and a cash payment of $1,000. The 9.9% investment in Sift was valued at $999 and is carried at cost. Our investment in Sift is accounted for under the cost method.
On December 28, 2016, the Company sold the cost method investment in Sift back to the current owners of Sift for cash proceeds of $999.
7.    Intangible Assets
The components of intangible assets at December 31, 2016 and March 31, 2016 were as follows:

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(6,818)	$4,726
Trade name / trademark	380	(380)	—
Customer list	11,300	(9,257)	2,043
License agreements	355	(274)	81
Total	$23,579	$(16,729)	$6,850

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,949)	$6,595
Trade name / trademark	380	(380)	—
Customer list	11,300	(5,534)	5,766
License agreements	355	(226)	129
Total	$23,579	$(11,089)	$12,490
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; thus, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $1,878 and $5,640 during the three and nine months ended December 31, 2016, respectively, and $1,704 and $8,453 during the three and nine months ended December 31, 2015, respectively. The decrease in amortization expense year-over-year was primarily attributable to the following reductions to intangible assets during fiscal 2016: 1) recorded during December 2015 a $1,874 reduction to the cost basis of internal use software acquired in the Appia Inc. transaction due to the Company licensing technology in the Sift agreement that was specifically tied to such software, and 2) recorded during September 2015 a $2,404 accelerated amortization expense and subsequent write-off for customer relationship intangible assets related to our September 2012 acquisition of Logia Mobile Ltd.
Based on the amortizable intangible assets as of December 31, 2016, we estimate amortization expense for the next five years to be as follows:

Twelve Month Period Ending December 31,	Amortization Expense
2017	$3,476
2018	1,971
2019	570
2020	114
2021	114
Thereafter	605
Total	$6,850

8.    Debt

	December 31, 2016	March 31, 2016
Short-term debt
Revolving line of credit, principal	$—	$3,000
Secured debenture, net of debt issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	$—	$10,432

	December 31, 2016	March 31, 2016
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $6,540 and $0, respectively	$9,460	$—
Total long-term debt	$9,460	$—
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 8. "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 8. "Fair Value Measurements for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the three months ended December 31, 2016, the Company further incurred $212 in costs directly associated with the issuance of the Notes, for the preparation and filing of the S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value at $16,000. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
As of December 31, 2016, the outstanding principal on the Notes was $16,000, the unamortized debt issuance costs and debt discount in aggregate was $6,540, and the net carrying amount of the Notes was $9,460, which was recorded as long-term debt within the consolidated balance sheet. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $288 and $969 of aggregate debt discount and debt issuance cost amortization during the three and nine months ended December 31, 2016, respectively, and $219 and $509 for three and nine months ended December 31, 2015, respectively. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $437 and $1,060 of interest expense during the three and nine months ended December 31, 2016, respectively, and $252 and $858 for three and nine months ended December 31, 2015, respectively.

The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes. The Notes were issued under an Indenture dated September 28, 2016, as amended on January 31, 2017 (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically Digital Turbine, Inc. as the parent Company, DT USA, DT Media, and DT APAC (collectively referred to as the "Guarantors"). The Notes are senior unsecured obligations of the Company, and bear interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes are unconditionally guaranteed by the Guarantors as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale.
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
If we undergo a fundamental change (as described below), holders may require us to purchase the Notes in whole or in part for cash at a price equal to 120% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the repurchase date. Conversions that occur in connection with a fundamental change may entitle the holder to receive an increased number of shares of common stock issuable upon such conversion, depending on the date of such fundamental change and the valuation of the Company’s common stock related thereto. A fundamental change is defined as follows:

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
The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders.
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
9.    Fair Value Measurements
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in debt discount amounting to $4,916. The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 7. "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of December 31, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$1,270	$1,270
Warrant liability	$—	$—	$426	$426
Total	$—	$—	$1,696	$1,696
Convertible Note Embedded Derivative Liability
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date. We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016 (inception of issuance of the Notes)	$3,693
Change in fair value of convertible note embedded derivative liability	$(2,423)
Balance at December 31, 2016	$1,270
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price decreasing during the days of September 28, 2016 (inception of issuance of the Notes) to December 31, 2016 with a decrease from $0.99 to $0.68, this had the impact during the nine months ended December 31, 2016 of recording a gain from change in fair value of convertible note embedded derivative liability of $2,423.
Due to the Company's closing stock price decreasing during the days of September 30, 2016 to December 31, 2016 with a decrease from $1.05 to $.68, this had the impact during the three months ended December 31, 2016 of recording a gain from change in fair value of convertible note embedded derivative liability of $2,853.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

December 31, 2016
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$0.68
Expected term	3.75 years
Risk-free rate (1)	1.63%
Assumed early conversion/exercise price (per share)	$2.73

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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016 (inception of issuance of the Notes)	$1,223
Change in fair value of warrant liability	$(797)
Balance at December 31, 2016	$426
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price decreasing during the days of September 28, 2016 to December 31, 2016 with a decrease from $0.99 to $0.68, this had the impact during the nine months ended December 31, 2016 of recording a gain from change in fair value of warrant liability of $797.
Due to the Company's closing stock price decreasing during the days of September 30, 2016 to December 31, 2016 with an decreasing from $1.05 to $.68, this had the impact during the three months ended December 31, 2016 of recording a gain from change in fair value of warrant liability of $937.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

December 31, 2016
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$0.68
Expected term	3.75 years
Risk-free rate (1)	1.63%
Assumed early conversion/exercise price (per share)	$2.73

(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 3-year and 5-year U.S. Treasury securities as of the valuation date.
Changes in valuation assumptions can have a significant impact on the valuation of the warrant liability. For example, all other things being equal, a decrease/increase in our stock price, probability of change of control, or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the liabilities.

10.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). The 2011 Plan and 2007 Plan are collectively referred to as "Digital Turbine's Incentive Plans." In the year ended March 31, 2015, in connection with the acquisition of Appia, the Company assumed the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 11,882,869 and 11,886,707 remained available for future grants as of December 31, 2016 and March 31, 2016, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,525,500, 1,853,025, and 331,363, respectively.
Stock Option Agreements
Stock options granted under Digital Turbine's Stock Plans typically vest over a three-to-four year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant. In the year ended March 31, 2015, in connection with the Appia acquisition, the Company exchanged stock options previously granted under the Appia Plan for options to purchase shares of the Company’s common stock under the 2011 Plan. These assumed Appia options typically vest over a period of four years and generally expire within ten years from the date of grant. Compensation expense for all stock options is recognized on a straight-line basis over the requisite service period.
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2016	7,824,395	$3.61	8.24	$110
Granted	1,525,500	1.02
Forfeited / Cancelled	(1,853,025)	3.02
Exercised	(18,038)	0.64
Options Outstanding, December 31, 2016	7,478,832	3.22	7.62	21
Vested and expected to vest (net of estimated forfeitures) at December 31, 2016 (a)	6,007,522	3.56	7.48	16
Exercisable, December 31, 2016	3,275,088	$4.97	5.99	$8
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2016 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2016. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	7,652	$0.24	3.23	7,652	$0.24
$0.51 - 1.00	607,624	$0.66	8.10	132,621	$0.65
$1.01 - 1.50	2,659,599	$1.32	9.17	226,111	$1.23
$1.51 - 2.00	260,502	$1.51	8.35	102,045	$1.51
$2.01 - 2.50	253,779	$2.43	4.08	187,112	$2.41
$2.51 - 3.00	1,051,977	$2.61	7.62	743,696	$2.63
$3.51 - 4.00	1,205,856	$3.95	7.53	757,154	$3.95
$4.01 - 4.50	901,843	$4.14	6.72	610,572	$4.14
$4.51 - 5.00	60,000	$4.65	6.24	60,000	$4.65
$5.01 and over	470,000	$16.32	2.01	448,125	$16.83
	7,478,832			3,275,088
Other information pertaining to stock options for the Stock Plans for the nine months ended, as stated in the table below, is as follows:

	December 31,
	2016	2015
Total fair value of options vested	$2,250	$4,050
Total intrinsic value of options exercised (a)	$8	$3
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2016 and 2015.
During the nine months ended December 31, 2016 and 2015, the Company granted options to purchase 1,525,500 and 3,336,650 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $0.64 and $2.05, respectively.
At December 31, 2016 and 2015, there was $5,706 and $11,492 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.27 and 2.77 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during three and nine months ended December 31, 2016 are presented below.

December 31, 2016
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
Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2016, which includes both stock options and restricted stock, was $1,118 and $3,611, respectively. Total stock compensation expense for the Company's Stock Plans for the three and nine months ended December 31, 2015, which includes both stock options and restricted stock, was $1,404 and $4,528, respectively. Please refer to Note 11 regarding restricted stock.
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
The following table provides activity for warrants issued and outstanding during the nine months ended December 31, 2016:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2016	2,085,356	2.78
Issued	4,385,600	1.36
Exercised	—	—
Cancelled	(400,000)	0.01
Expired	(60,000)	2.15
Outstanding as of December 31, 2016	6,010,956	1.94
With respect to warrants for services rendered, the Company expensed $0 and $19 during the three and nine months ended December 31, 2016, respectively, and recorded no warrant expense during three and nine months ended December 31, 2015.

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
In August 2016, the Company issued 331,363 restricted shares to its directors for services. The shares vest over one year. The fair value of the shares on the date of issuance was $364. With respect to time condition RSAs, the Company expensed $92 and $258 during the three and nine months ended December 31, 2016, respectively, and $123 and $723 during three and nine months ended December 31, 2015, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2016	110,046	1.45
Granted	331,363	1.10
Vested	(192,887)	1.62
Cancelled	—	—
Unvested restricted stock outstanding as of December 31, 2016	248,522	1.10
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of December 31, 2016.
At December 31, 2016, there was $212 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.58 years.
12.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three and nine months ended December 31, 2016 and three and nine months ended December 31, 2015, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(2,586)	$(5,763)	$(17,339)	$(22,204)
Weighted-average common shares outstanding, basic and diluted	66,634	65,979	66,416	60,201
Basic and diluted net loss per common share	$(0.04)	$(0.09)	$(0.26)	$(0.37)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	123	674	218	1,473
13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and nine months ended December 31, 2016, a tax expense of $300 and $159, respectively, resulted in an effective tax rate of (13.1)% and (0.9)%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance. The tax expense reported in the third quarter is largely due to changes in transfer pricing estimates.
During the three and nine months ended December 31, 2015, a tax expense of $3 and $246, respectively, resulted in an effective tax rate of (0.1)% and (0.1)%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
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
15.    Segment and Geographic Information
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
The following table sets forth segment information on our net revenues and loss from operations for the three and nine months ended December 31, 2016 and three and nine months ended December 31, 2015, respectively. During fiscal 2016 the Company changed its methodology for how corporate operating expenses are allocated to the Company's Advertising and Content operating segments, as the new method of allocation is deemed by management to be a more accurate representation of how the expenses relate to the operations and development of the Advertising and Content segments. Corporate operating expenses in fiscal 2015 were previously allocated between the Advertising and Content segments based on employee headcount. Corporate operating expenses in fiscal 2016 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 figures presented.

	Content	Advertising	Total
Three months ended December 31, 2016
Net revenues	$6,073	$16,212	$22,285
Loss from operations	(1,229)	(4,181)	(5,410)
Three months ended December 31, 2015
Net revenues	6,642	17,447	24,089
Loss from operations	$(1,083)	$(4,182)	$(5,265)

	Content	Advertising	Total
Nine months ended December 31, 2016
Net revenues	$24,929	$44,227	$69,156
Loss from operations	(3,980)	(14,186)	(18,166)
Nine months ended December 31, 2015
Net revenues	20,782	42,727	63,509
Loss from operations	$(6,600)	$(13,960)	$(20,560)
The following table sets forth geographic information on our net revenues for the three and nine months ended December 31, 2016 and 2015. Net revenues by geography are based on the billing addresses of our customers. During the three and nine months ended December 31, 2016, one major Advertising customer represented 16.2% and 13.4%, respectively, of net revenues, another major Advertising customer represented 13.9% and 11.4%, respectively, of net revenues, and a major Content customer represented 16.2% and 23.7%, respectively, of net revenues. During the three and nine months ended December 31, 2015, the previously mentioned major Advertising customer represented 1.9% and 1.6%, respectively, of net revenues, the previously mentioned second major Advertising customer represented 9.3% and 8.7%, respectively, of net revenues, and the previously mentioned major Content customer represented 22.0% and 26.6%, respectively, of net revenues.

	Three Months Ended December 31,
	2016	2015
Net revenues
United States and Canada	$8,197	$9,062
Europe, Middle East, and Africa	3,575	5,159
Asia Pacific and China	9,746	9,769
Mexico, Central America, and South America	767	99
Consolidated net revenues	$22,285	$24,089

	Nine Months Ended December 31,
	2016	2015
Net revenues
United States and Canada	$23,677	$22,330
Europe, Middle East, and Africa	11,380	11,851
Asia Pacific and China	32,700	28,979
Mexico, Central America, and South America	1,399	349
Consolidated net revenues	$69,156	$63,509
16.    Guarantor and Non-Guarantor Financial Statements
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The Notes were issued under the Indenture, between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically Digital Turbine, Inc. as the parent Company, DT USA, DT Media, and DT APAC. Given the Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis by four of the wholly-owned subsidiaries of the Company, the Company is required by SEC Reg S-X 210.3-10 to include, in a footnote, condensed consolidating financial information for the same periods with a separate column for:

•	The parent company;

•	The subsidiary guarantors on a combined basis;

•	Any other subsidiaries of the parent company on a combined basis;

•	Consolidating adjustments; and

•	The total consolidated amounts.

The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016; consolidated statements of operations for the three and nine months ended December 31, 2016 and 2015; and condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended December 31, 2016 or 2015.

Condensed Consolidated Balance Sheet
as of December 31, 2016 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$1,477	$4,136	$92	$—	$5,705
Restricted cash	156	167	—	—	323
Accounts receivable, net of allowances of $594 and $464, respectively	5	18,215	1,046	—	19,266
Deposits	—	114	16	—	130
Prepaid expenses and other current assets	418	134	1	—	553
Intercompany receivable, net	125,783	—	—	(125,783)	—
Total current assets	127,839	22,766	1,155	(125,783)	25,977
Property and equipment, net	66	2,357	57	—	2,480
Cost method investment	—	—	—	—	—
Deferred tax assets	288	—	—	—	288
Intangible assets, net	2	3,884	2,964	—	6,850
Goodwill	—	70,377	6,244	—	76,621
TOTAL ASSETS	128,195	99,384	10,420	(125,783)	112,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,595	18,005	209	—	19,809
Accrued license fees and revenue share	—	8,719	191	—	8,910
Accrued compensation	33	1,079	—	—	1,112
Other current liabilities	1,877	374	(625)	—	1,626
Intercompany payable, net	—	109,479	16,304	(125,783)	—
Total current liabilities	3,505	137,656	16,079	(125,783)	31,457
Convertible notes, net of debt issuance costs and discounts of $6,540 and $0, respectively	9,460	—	—	—	9,460
Convertible note embedded derivative liability	1,270	—	—	—	1,270
Warrant liability	426	—	—	—	426
Other non-current liabilities	1,007	90	—	—	1,097
Total liabilities	15,668	137,746	16,079	(125,783)	43,710
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,368,462 issued and 66,634,006 outstanding at December 31, 2016; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8			—	8
Additional paid-in capital	299,045	—	—	—	299,045
Treasury stock (754,599 shares at December 31, 2016 and March 31, 2016)	(71)	—	—	—	(71)
Accumulated other comprehensive loss	(70)	(1,421)	1,241	—	(250)
Accumulated deficit	(186,485)	(36,941)	(6,900)	—	(230,326)
Total stockholders' equity	112,527	(38,362)	(5,659)	—	68,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,195	$99,384	$10,420	$(125,783)	$112,216

Condensed Consolidated Balance Sheet
as of March 31, 2016 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	6,712	4,466	53	—	11,231
Restricted cash	—		—	—	—
Accounts receivable, net of allowances of $464	24	17,369	126	—	17,519
Deposits	—	80	133	—	213
Prepaid expenses and other current assets	331	239	13	—	583
Intercompany receivable, net	111,909			(111,909)	—
Total current assets	118,976	22,154	325	(111,909)	29,546
Property and equipment, net	53	1,690	41	—	1,784
Cost method investment	—	999	—	—	999
Deferred tax assets	500	—	—	—	500
Intangible assets, net	—	8,660	3,830	—	12,490
Goodwill	—	70,377	6,244	—	76,621
TOTAL ASSETS	119,529	103,880	10,440	(111,909)	121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,255	13,997	48	—	15,300
Accrued license fees and revenue share	—	9,549	73	—	9,622
Accrued compensation	(544)	1,800	97	—	1,353
Short-term debt, net of debt issuance costs and discounts of $568	—	10,432	—	—	10,432
Deferred tax liabilities	—		—	—	—
Other current liabilities	1,648	1,237	(738)	—	2,147
Intercompany payable, net	—	95,732	16,177	(111,909)	—
Total current liabilities	2,359	132,747	15,657	(111,909)	38,854
Other non-current liabilities	815	—	—	—	815
Total liabilities	3,174	132,747	15,657	(111,909)	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	—	—	—	8
Additional paid-in capital	295,423	—	—	—	295,423
Treasury stock (754,599 shares at March 31, 2016)	(71)		—	—	(71)
Accumulated other comprehensive loss	26	(1,394)	1,166	—	(202)
Accumulated deficit	(179,131)	(27,473)	(6,383)	—	(212,987)
Total stockholders' equity	116,355	(28,867)	(5,217)	—	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	119,529	103,880	10,440	(111,909)	121,940

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2016 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	30,897	751	(9,363)	22,285
Cost of revenues
License fees and revenue share	—	26,176	226	(9,363)	17,039
Other direct cost of revenues	—	1,589	289	—	1,878
Total cost of revenues	—	27,765	515	(9,363)	18,917
Gross profit	—	3,132	236	—	3,368
Operating expenses
Product development	15	3,082	16	—	3,113
Sales and marketing	77	1,558	48	—	1,683
General and administrative	2,468	1,444	70	—	3,982
Total operating expenses	2,560	6,084	134	—	8,778
Income / (loss) from operations	(2,560)	(2,952)	102	—	(5,410)
Interest and other income / (expense), net
Interest expense, net	(674)	(51)	—	—	(725)
Foreign exchange transaction loss	—	(9)		—	(9)
Change in fair value of convertible note embedded derivative liability	2,853	—	—	—	2,853
Change in fair value of warrant liability	937	—	—	—	937
Loss on extinguishment of debt	—	—	—	—	—
Other income / (expense)	22	46	—	—	68
Total interest and other income / (expense), net	3,138	(14)	—	—	3,124
Income / (loss) from operations before income taxes	578	(2,966)	102	—	(2,286)
Income tax provision / (benefit)	300	—	—	—	300
Net gain / (loss)	278	(2,966)	102	—	(2,586)
Other comprehensive income / (loss)
Foreign currency translation adjustment	5	—	—	—	5
Comprehensive income / (loss)	283	(2,966)	102	—	(2,581)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2016 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	90,839	1,331	(23,014)	69,156
Cost of revenues
License fees and revenue share	—	76,600	474	(23,014)	54,060
Other direct cost of revenues	—	4,774	866	—	5,640
Total cost of revenues	—	81,374	1,340	(23,014)	59,700
Gross profit	—	9,465	(9)	—	9,456
Operating expenses
Product development	24	8,967	74	—	9,065
Sales and marketing	159	4,468	28	—	4,655
General and administrative	9,562	4,516	(176)	—	13,902
Total operating expenses	9,745	17,951	(74)	—	27,622
Income / (loss) from operations	(9,745)	(8,486)	65	—	(18,166)
Interest and other income / (expense), net
Interest expense, net	(680)	(1,349)	—	—	(2,029)
Foreign exchange transaction loss	—	(9)	(4)	—	(13)
Change in fair value of convertible note embedded derivative liability	2,423	—	—	—	2,423
Change in fair value of warrant liability	797	—	—	—	797
Loss on extinguishment of debt	(293)	—	—	—	(293)
Other income / (expense)	52	49	—	—	101
Total interest and other income / (expense), net	2,299	(1,309)	(4)	—	986
Income / (loss) from operations before income taxes	(7,446)	(9,795)	61	—	(17,180)
Income tax provision / (benefit)	159	—	—	—	159
Net income / (loss)	(7,605)	(9,795)	61	—	(17,339)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(48)	—	—	—	(48)
Comprehensive income / (loss)	(7,653)	(9,795)	61	—	(17,387)

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2015 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	29,641	58	(5,610)	24,089
Cost of revenues
License fees and revenue share	—	24,154	25	(5,610)	18,569
Other direct cost of revenues	—	1,815	(111)	—	1,704
Total cost of revenues	—	25,969	(86)	(5,610)	20,273
Gross profit	—	3,672	144	—	3,816
Operating expenses
Product development	(23)	2,654	107	—	2,738
Sales and marketing	38	1,616	22	—	1,676
General and administrative	2,744	1,727	196	—	4,667
Total operating expenses	2,759	5,997	325	—	9,081
Loss from operations	(2,759)	(2,325)	(181)	—	(5,265)
Interest and other income / (expense), net
Interest expense, net	1	(567)	95	—	(471)
Foreign exchange transaction loss	(2)	(6)	—	—	(8)
Loss on disposal of fixed assets	—	(8)	—	—	(8)
Other income / (expense)	(3)	90	(95)	—	(8)
Total interest and other income / (expense), net	(4)	(491)	—	—	(495)
Loss from operations before income taxes	(2,763)	(2,816)	(181)	—	(5,760)
Income tax provision / (benefit)	87	(84)	—	—	3
Net loss	(2,850)	(2,732)	(181)	—	(5,763)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(65)	—	—	—	(65)
Comprehensive loss	(2,915)	(2,732)	(181)	—	(5,828)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2015 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	74,227	192	(10,910)	63,509
Cost of revenues
License fees and revenue share	—	59,733	66	(10,910)	48,889
Other direct cost of revenues	—	7,980	473		8,453
Total cost of revenues	—	67,713	539	(10,910)	57,342
Gross profit	—	6,514	(347)	—	6,167
Operating expenses
Product development	(582)	8,038	442	—	7,898
Sales and marketing	(166)	4,474	118	—	4,426
General and administrative	8,840	5,061	502	—	14,403
Total operating expenses	8,092	17,573	1,062	—	26,727
Loss from operations	(8,092)	(11,059)	(1,409)	—	(20,560)
Interest and other income / (expense), net
Interest expense, net	1	(1,273)	(95)	—	(1,367)
Foreign exchange transaction loss	(3)	(17)	—	—	(20)
Loss on disposal of fixed assets	(21)	(10)	—	—	(31)
Other income / (expense)	17	(8)	11	—	20
Total interest and other income / (expense), net	(6)	(1,308)	(84)	—	(1,398)
Loss from operations before income taxes	(8,098)	(12,367)	(1,493)	—	(21,958)
Income tax provision / (benefit)	246	—	—	—	246
Net loss	(8,344)	(12,367)	(1,493)	—	(22,204)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(3)	—	—	—	(3)
Comprehensive loss	(8,347)	(12,367)	(1,493)	—	(22,207)

Condensed Consolidated Statement of Cash Flows
for the nine months ended December 31, 2016 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	(7,605)	(9,795)	61	—	(17,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5,518	798	—	6,325
Change in allowance for doubtful accounts	—	130	—	—	130
Amortization of debt discount	213	237	—	—	450
Amortization of debt issuance costs	74	445	—	—	519
Accrued interest	388	(91)	—	—	297
Stock-based compensation	3,335	—	—	—	3,335
Stock-based compensation for services rendered	276	—	—	—	276
Change in fair value of convertible note embedded derivative liability	(2,423)	—	—	—	(2,423)
Change in fair value of warrant liability	(797)	—	—	—	(797)
Loss on extinguishment of debt	293	—	—	—	293
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	—	(323)	—	—	(323)
Accounts receivable	19	(976)	(920)	—	(1,877)
Deposits	—	(34)	117	—	83
Deferred tax assets	212	—	—	—	212
Prepaid expenses and other current assets	(86)	104	12	—	30
Increase / (decrease) in liabilities:
Accounts payable	340	4,003	166	—	4,509
Accrued license fees and revenue share	—	(830)	118	—	(712)
Accrued compensation	576	(720)	(97)	—	(241)
Other current liabilities	(34)	(862)	78	—	(818)
Other non-current liabilities	1,927	(1,370)	(274)	—	283
Net cash used in operating activities	(3,283)	(4,564)	59	—	(7,788)

Cash flows from investing activities
Capital expenditures	(3)	(1,358)	(20)	—	(1,381)
Proceeds from sale of cost method investment in Sift	—	999	—	—	999
Net cash used in investing activities	(3)	(359)	(20)	—	(382)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000	—	—	16,000
Repayment of debt obligations	—	(11,000)	—	—	(11,000)
Payment of debt issuance costs	(1,912)	(407)	—	—	(2,319)
Options exercised	11	—	—	—	11
Net cash provided in financing activities	(1,901)	4,593	—	—	2,692

Effect of exchange rate changes on cash and cash equivalents	(48)	—	—	—	(48)

Net change in cash and cash equivalents	(5,235)	(330)	39	—	(5,526)

Cash and cash equivalents, beginning of period	6,712	4,466	53	—	11,231

Cash and cash equivalents, end of period	1,477	4,136	92	—	5,705

Condensed Consolidated Statement of Cash Flows
for the nine months ended December 31, 2015 (Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	(8,344)	(12,367)	(1,493)	—	(22,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	8,126	473	—	8,606
Loss on disposal of fixed assets		31	—	—	31
Change in allowance for doubtful accounts	—	26	—	—	26
Amortization of debt issuance costs	—	355	—	—	355
Accrued interest	—	(14)	—	—	(14)
Stock-based compensation	3,805	—	—	—	3,805
Stock-based compensation for services rendered	723	—	—	—	723
Stock issued for settlement of liability	283	—	—	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	200	—	—	—	200
Accounts receivable	—	(4,472)	(123)	—	(4,595)
Deposits	8	(62)	(15)	—	(69)
Deferred financing costs	—	(174)	—	—	(174)
Prepaid expenses and other current assets	(243)	327	(44)	—	40
Increase / (decrease) in liabilities:
Accounts payable	(990)	6,759	(41)	—	5,728
Accrued license fees and revenue share	—	3,312	24	—	3,336
Accrued compensation	(1,129)	275	17	—	(837)
Other current liabilities	(2,254)	383	1,171	—	(700)
Net cash used in operating activities	(7,934)	2,505	(31)	—	(5,460)

Cash flows from investing activities
Capital expenditures	—	(1,007)	—	—	(1,007)
Net cash proceeds from cost method investment in Sift	—	875	—	—	875
Net cash used in investing activities	—	(132)	—	—	(132)

Cash flows from financing activities
Repayment of debt obligations	—	(450)	—	—	(450)
Options exercised	51	—	—	—	51
Stock issued for cash in stock offering, net	12,627	—	—	—	12,627
Net cash provided in financing activities	12,678	(450)	—	—	12,228

Effect of exchange rate changes on cash and cash equivalents	(26)	—	—	—	(26)

Net change in cash and cash equivalents	4,718	1,923	(31)	—	6,610

Cash and cash equivalents, beginning of period	4,156	2,827	86	—	7,069

Cash and cash equivalents, end of period	8,874	4,750	55	—	13,679

17. Related-Party Transactions
On December 28, 2015, DT Media entered into a license agreement with respect to certain of DTM’s intellectual property assets with Sift, in exchange for 9.9% of Sift’s newly-issued Preferred Stock and a cash payment of $1,000. On December 28, 2016, the Company sold the cost method investment in Sift back to the current owners of Sift for cash proceeds of $999. In association with the sale of the investment, Bill Stone, CEO of Digital Turbine, stepped down from his position as a Director of Sift.
18.    Subsequent Events
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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$22,285	$24,089	(7.5)%	$69,156	$63,509	8.9%
License fees and revenue share	17,039	18,569	(8.2)%	54,060	48,889	10.6%
Other direct cost of revenues	1,878	1,704	10.2%	5,640	8,453	(33.3)%
Gross profit	3,368	3,816	(11.7)%	9,456	6,167	53.3%
Total operating expenses	8,778	9,081	(3.3)%	27,622	26,727	3.3%
Loss from operations	(5,410)	(5,265)	2.8%	(18,166)	(20,560)	(11.6)%
Interest expense, net	(725)	(471)	53.9%	(2,029)	(1,367)	48.4%
Foreign exchange transaction loss	(9)	(8)	12.5%	(13)	(20)	(35.0)%
Change in fair value of convertible note embedded derivative liability	2,853	—	100.0%	2,423	—	100.0%
Change in fair value of warrant liability	937		100.0%	797	—	100.0%
Loss on extinguishment of debt	—	—	—%	(293)	—	100.0%
Loss on disposal of fixed assets	—	(8)	(100.0)%	—	(31)	(100.0)%
Other income / (expense)	68	(8)	(950.0)%	101	20	405.0%
Loss from operations before income taxes	(2,286)	(5,760)	(60.3)%	(17,180)	(21,958)	(21.8)%
Income tax provision / (benefit)	300	3	9,900.0%	159	246	(35.4)%
Net loss	$(2,586)	$(5,763)	(55.1)%	$(17,339)	$(22,204)	(21.9)%
Basic and diluted net loss per common share	$(0.04)	$(0.09)	(55.6)%	$(0.26)	$(0.37)	(29.7)%
Weighted-average common shares outstanding, basic and diluted	66,634	65,979	1.0%	66,416	60,201	10.3%

Comparison of the three and nine months ended December 31, 2016 and 2015
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$6,073	$6,642	(8.6)%	$24,929	$20,782	20.0%
Advertising	16,212	17,447	(7.1)%	44,227	42,727	3.5%
Total	$22,285	$24,089	(7.5)%	$69,156	$63,509	8.9%
During the three and nine months ended December 31, 2016 there was an approximately $1,804 or 7.5% decrease and $5,647 or 8.9% increase, respectively, in overall revenue, as compared to the three and nine months ended December 31, 2015, respectively.
During the three months ended December 31, 2016, revenues decreased $1,804 or 7.5%, compared to the prior year's period, primarily due to the Company experiencing a decline in both the Content and Advertising businesses. The decline in Advertising was driven by a decline in A&P revenue, offset by significant growth in O&O revenue. O&O revenue growth was driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners. A&P revenue declined due to decrease in demand from advertising partners and a decline in publisher distribution partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising. The decrease in Content revenue was driven primarily by a decline in Pay stemming from revisions to the opt-in policies at our largest DT Pay partner in Australia which drove decreased marketing spend by Content providers during the three months ended December 31, 2016. The decrease in the Content business was also impacted by a continued decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
During the nine months ended December 31, 2016, revenues increased $5,647 or 8.9%, compared to the prior year's period, primarily due to the Company experiencing growth in both the Content and Advertising businesses. Organic growth in Advertising was driven by significant growth in O&O revenue, which partially offset a decline in A&P revenue. O&O revenue growth was driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners. A&P revenue declined due to decreased demand from Advertising partners and a decline in publisher distribution partners. The increase in the Content business was driven primarily by growth in Pay from overall increased demand for the product with customers in Australia, India, Singapore, and the Philippines, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016. The increase in the Content business was partially offset by a continued decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Revenues from Telstra Corporation Limited, a Content customer, represented more than 10% of the Company's total revenue for the three and nine months ended December 31, 2016. A reduction or delay in operating activity from this customer, or a delay or default in payment by this customer could materially harm the Company’s business and prospects. The Company expects to maintain the relationship and does not expect to experience material reductions or delays in operating activity with this customer.

Gross Margins

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$478	$998	(52.1)%	$2,448	$141	1,636.2%
Content gross margin %	7.9%	15.0%		9.8%	0.7%
Advertising gross margin $	$2,890	$2,818	2.6%	$7,008	$6,026	16.3%
Advertising gross margin %	17.8%	16.2%		15.8%	14.1%
Total gross margin $	$3,368	$3,816	(11.7)%	$9,456	$6,167	53.3%
Total gross margin %	15.1%	15.8%		13.7%	9.7%
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $3,368 and $9,456 or 15.1% and 13.7% for the three and nine months ended December 31, 2016, respectively, versus approximately $3,816 and $6,167 or 15.8% and 9.7% for the three and nine months ended December 31, 2015, respectively. The nine months ended December 30, 2015 includes the impact of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin for the nine months ended December 31, 2015 would have been approximately $8,567 or 13.5% versus $9,456 or 13.7% for the nine months ended December 31, 2016. The increase from $8,567 to $9,456 is primarily attributable to an increase in Advertiser demand in the O&O business, offset by decreased demand from Advertising partners in the A&P business. Overall gross margin percentage increased as growth in higher gross margin Advertising revenue was coupled with lower amortization of intangibles.
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $478 or 7.9% for the three months ended December 31, 2016, respectively, versus approximately $998 or 15.0% for the three months ended December 31, 2015, respectively. The decrease in Content gross margin dollars was driven primarily by a decline in Pay stemming from revisions to the opt-in policies at our largest DT Pay partner in Australia which drove decreased marketing spend by Content providers during the three months ended December 31, 2016. The decrease in Content gross margin dollars was also impacted by a continued decline in Marketplace. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $2,448 or 9.8% for the nine months ended December 31, 2016, respectively, versus approximately $141 or 0.7% for the nine months ended December 31, 2015, respectively. Excluding the effects of the approximately $2,400 amortization that occurred in the comparable 2015 period, Content gross margin for the nine months ended December 31, 2015 would have been approximately $2,541 or 12.2% versus $2,448 or 9.8% for the nine months ended December 31, 2016. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $2,890 or 17.8% and $7,008 or 15.8% for the three and nine months ended December 31, 2016, respectively, versus approximately $2,818 or 16.2% and $6,026 or 14.1% for the three and nine months ended December 31, 2015, respectively. The increase in advertising gross margin dollars was primarily attributable to growth in O&O revenue. Advertising gross margin percentage increased due to a mix shift from A&P to O&O, which carries a higher gross margin. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations, section titled "Revenue by Service Category."

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Product development	$3,113	$2,738	13.7%	$9,065	$7,898	14.8%
Sales and marketing	1,683	1,676	0.4%	4,655	4,426	5.2%
General and administrative	3,982	4,667	(14.7)%	13,902	14,403	(3.5)%
Total operating expenses	$8,778	$9,081	(3.3)%	$27,622	$26,727	3.3%
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
Total operating expenses for the three months ended December 31, 2016, and 2015 were approximately $8,778 and $9,081, respectively, a decrease of approximately $303 or 3.3%.
Total operating expense for the nine months ended December 31, 2016 and 2015 were approximately $27,622 and $26,727, respectively, an increase of approximately $895 or 3.3%.
Product development expenses for the three and nine months ended December 31, 2016 and 2015 were approximately $3,113 and $9,065, and $2,738 and $7,898, respectively, an increase of approximately $375 or 13.7% over the comparative periods for the three months ended December 31, 2016 and 2015, and an increase of approximately $1,167 or 14.8% over the comparative periods for the nine months ended December 31, 2016 and 2015. The increase in product development expenses over the comparative periods for both the three and nine months ended December 31, 2016 and 2015 was primarily attributable to the Company's investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions, as well as from increased hosting expenses driven by the growth in both O&O business and Pay services.
Sales and marketing expenses for the three and nine months ended December 31, 2016 and 2015 were approximately $1,683 and $4,655, and $1,676 and $4,426, respectively, an increase of approximately $7 or 0.4% over the comparative periods for the three months ended December 31, 2016 and 2015, an increase of approximately $229 or 5.2% over the comparative periods for the nine months ended December 31, 2016 and 2015. The increase in sales and marketing expenses over the comparative periods for both the three and nine months ended December 31, 2016 and 2015 was primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the three and nine months ended December 31, 2016 and 2015 were approximately $3,982 and $13,902, and $4,667 and $14,403, respectively, a decrease of approximately $685 or 14.7% over the comparative periods for the three months ended December 31, 2016 and 2015, and a decrease of approximately $501 or 3.5% over the comparative periods for the nine months ended December 31, 2016 and 2015. The decrease in general and administrative expenses over the comparative periods for both the three and nine months ended December 31, 2016 and 2015 is primarily attributable to lower accounting and professional consulting expenses, offset by an increase in bad debt expense during the three months ended December 31, 2016 of $123, and reduced stock option expense over the comparative periods due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded, and due to stock option forfeitures/cancellations over the comparative periods for older higher value options for which expense is no longer being recorded and which has the impact of further reducing stock option expense.

Interest and Other Income / (Expense)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(725)	$(471)	53.9%	$(2,029)	$(1,367)	48.4%
Foreign exchange transaction loss	(9)	(8)	12.5%	(13)	(20)	(35.0)%
Change in fair value of convertible note embedded derivative liability	2,853	—	100.0%	2,423	—	100.0%
Change in fair value of warrant liability	937		100.0%	797	—	100.0%
Loss on extinguishment of debt	—	—	—%	(293)	—	100.0%
Loss on disposal of fixed assets	—	(8)	—%	—	(31)	(100.0)%
Other income / (expense)	68	(8)	950.0%	101	20	405.0%
Total interest and other income / (expense), net	$3,124	$(495)	731.1%	$986	$(1,398)	170.5%
Total interest and other income / (expense), net, for the three and nine months ended December 31, 2016 and 2015 were approximately $3,124 and $986, and ($495) and ($1,398), respectively, a decrease in net expenses of approximately $3,619 or 731.1% over the comparative periods for the three months ended December 31, 2016 and 2015, and $2,384 or 170.5% over the comparative periods for the nine months ended December 31, 2016 and 2015, respectively. The increase in total interest and other income / (expense), net, for the three and nine months ended December 31, 2016 is primarily attributable to interest expense, net, the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, loss on disposal of fixed assets, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is generated from the Notes and from our debt under the Term Loan Agreement with SVB and the Secured Debenture with NAC, which the Company entered into both during March 2015 and retired both such debts in their entirety on September 28, 2016 in connection with the issuance of the Notes (see further details at Note 8 "Debt"). Interest income consists of interest income earned on our cash and cash equivalents. This increase in total interest and other expense, net, was primarily attributable to net interest expense which includes 1) additional fees incurred related to the amendments entered into by the Company with SVB and NAC (which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt), 2) the scheduled increase in Subordinated Debenture interest rate from 10% to 14% during the nine months ended December 31, 2016 incurred up through the date of the retirement date of such debt on September 28, 2016, 3) interest expense incurred on the on the Notes issued on September 28, 2016 at a stated interest rate of 8.75%, and 4) amortization of debt discount and debt issuance costs incurred related to the Notes which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $288 and $969 of aggregate debt discount and debt issuance cost amortization during the three and nine months ended December 31, 2016, respectively, and $219 and $509 for three and nine months ended December 31, 2015, respectively. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $437 and $1,060 of interest expense during the three and nine months ended December 31, 2016, respectively, and $252 and $858 for three and nine months ended December 31, 2015, respectively.
Foreign Exchange Transaction Loss
Other expense for the three and nine months ended December 31, 2016 and 2015 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the nine months ended December 31, 2016, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $2,423 due to the decrease in the Company's closing stock price during the days of September 28, 2016 to December 31, 2016 from $0.99 to $0.68, respectively.
During the three months ended December 31, 2016, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $2,853 due to the decrease in the Company's closing stock price during the days of September 30, 2016 to December 31, 2016 from $1.05 to $.68, respectively.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the nine months ended December 31, 2016, the Company recorded a gain from change in fair value of warrant liability of $797 due to the decrease in the Company's closing stock price during the days of September 28, 2016 to December 31, 2016 from $0.99 to $0.68, respectively.
During the three months ended December 31, 2016 the Company recorded a gain from change in fair value of warrant liability of $937 due to the decrease in the Company's closing stock price during the days of September 30, 2016 to December 31, 2016 from $1.05 to $.68, respectively.
Loss on Extinguishment of Debt
As part of the payoff of the NAC and SVB debt on September 28, 2016, the Company fully expensed the remainder of the debt discount associated with the NAC debt and debt issuance costs associated with both the SVB and NAC debt to loss on extinguishment of debt of $293.

Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three and nine months ended December 31, 2016 and 2015. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)
Pay	$5,698	25.6%	$5,903	24.5%	(3.5)%
Ignite	11,572	51.9%	6,874	28.5%	68.3%
Syndicated Network	4,377	19.6%	10,519	43.7%	(58.4)%
Other	638	2.9%	793	3.3%	(19.5)%
Total net revenues	$22,285	100.0%	$24,089	100.0%	(7.5)%

	Nine Months Ended December 31, 2016		Nine Months Ended December 31, 2015		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)
Pay	$23,611	34.1%	$17,807	28.0%	32.6%
Ignite	27,697	40.1%	13,619	21.4%	103.4%
Syndicated Network	15,377	22.2%	28,535	44.9%	(46.1)%
Other	2,471	3.6%	3,548	5.7%	(30.4)%
Total net revenues	$69,156	100.0%	$63,509	100.0%	8.9%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and nine months ended December 31, 2016, the main revenue driver for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the three and nine months ended December 31, 2016 there was an approximately $4,698 or 68.3% and $14,078 or 103.4% increase in Ignite net revenues, respectively, as compared to the three and nine months ended December 31, 2015. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three and nine months ended December 31, 2016, the decrease in revenue for the A&P business was primarily attributable to the syndicated network service. During the three and nine months ended December 31, 2016 there was an approximately $6,142 or 58.4% and $13,158 or 46.1% decrease in syndicated network net revenues, respectively, as compared to the three and nine months ended December 31, 2015. This decrease in syndicated network revenue was attributable primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising.

Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three and nine months ended December 31, 2016 there was an approximately $205 or 3.5% decline and $5,804 or 32.6% increase in Pay net revenues, respectively, as compared to the three and nine months ended December 31, 2015.
The decrease in the Content business over the comparative periods for the three months ended December 31, 2016 and 2015 was attributable primarily to a decline in Pay stemming from revisions to the opt-in policies at our largest DT Pay partner in Australia which drove decreased marketing spend by Content providers, including a continued decline in Marketplace.
The increase in Pay net revenue over the comparative periods for the nine months ended December 31, 2016 and 2015 was attributable primarily to overall increased demand for the product with customers in Australia, the increase of Pay revenue in India, Singapore, and the Philippines, and from an increase in marketing spend by Content providers during the three months ended June 30, 2016.
Liquidity and Capital Resources
Selected Financial Information

	December 31, 2016	March 31, 2016
	(in thousands)
Cash and cash equivalents	$5,705	$11,231

Short-term debt
Revolving line of credit, principal	—	3,000
Secured debenture, net of debt issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	$—	$10,432

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $6,540 and $0, respectively	$9,460	$—
Total long-term debt	9,460	—
Total debt	$9,460	$10,432

Working capital
Current assets	$25,977	$29,546
Current liabilities	31,457	38,854
Working capital	$(5,480)	$(9,308)

Working Capital
Cash and cash equivalents totaled approximately $5,705 and $11,231 at December 31, 2016 and March 31, 2016, respectively, a decrease of approximately $5,526 or 49.2%. Current assets totaled approximately $25,977 and approximately $29,546 at December 31, 2016 and March 31, 2016, respectively, a decrease of approximately $3,569 or 12.1%. As of December 31, 2016 and March 31, 2016, the Company had approximately $19,266 and $17,519, respectively, in accounts receivable, a decrease of $1,747 or 10.0%. As of December 31, 2016 and March 31, 2016 the Company's working capital deficit was $5,480 and $9,308, respectively, a decrease in working capital deficit of $3,828 or 41.1%. The working capital deficit as of March 31, 2016 included the impact of the subordinated debenture with NAC classified as a current liability of $7,432 (net of aggregate debt issuance costs and debt discount of $568), as compared to $0 as of December 31, 2016 due to the payoff of the subordinated debenture with NAC on September 28, 2016. Excluding the impact of the classification of the subordinated debenture with NAC (net of aggregate debt issuance costs and debt discount of $568) in current liabilities at March 31, 2016, the Company's working capital deficit would have been $1,876 as of March 31, 2016 as compared to a working capital deficit of $5,480 as of December 31, 2016, an increase in the working capital deficit of $3,604. Excluding the impact of the classification of the subordinated debenture with NAC in current liabilities as of March 31, 2016, the increase in working capital deficit is due primarily to a decrease in cash and cash equivalents of $5,526, a net increase in accounts payable and accrued license fees and revenue share of $3,797, offset by an increase in accounts receivable of $1,747, and further offset by the payoff of the SVB revolving line of credit on September 28, 2016 amounting to $3,000.
Our primary sources of liquidity have historically been issuance of common and preferred stock and convertible debt. As of December 31, 2016, we had cash and cash equivalents totaling approximately $5,705. On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 principal amount of Notes for net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital (refer to Note 8 "Debt" for more details). The Company believes that it has sufficient cash, cash equivalents, and capital resources to operate its business for at least the next twelve months.
The Company may raise additional capital through future equity or, subject to restrictions in the Indenture for the Notes, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
As of December 31, 2016, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$16,000	$—	$—	$16,000	$—
Operating leases (b)	3,793	859	1,434	825	675
Employment agreements and other obligations (c)	1,221	800	421	—	—
Interest	5,600	1,400	1,400	2,800	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$26,614	$3,059	$3,255	$19,625	$675
(a) convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $1,007 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Cash Flow Summary

	Nine Months Ended December 31,
	2016	2015	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities	$(7,788)	$(5,460)	42.6%
Capital expenditures	(1,381)	(1,007)	37.1%
Proceeds from sale of cost method investment in Sift	999	—	100.0%
Net cash proceeds from cost method investment in Sift	—	875	(100.0)%
Cash received from issuance of convertible notes	16,000	—	100.0%
Repayment of debt obligations	(11,000)	(450)	2,344.4%
Payment of debt issuance costs	(2,319)	—	100.0%
Options exercised	11	51	(78.4)%
Stock issued for cash in stock offering, net	—	12,627	(100.0)%
Effect of exchange rate changes on cash and cash equivalents	(48)	(26)	84.6%
Operating Activities
During the nine months ended December 31, 2016 and 2015, the Company's net cash used in operating activities was $7,788 and $5,460, respectively, an increase of $2,328 or 42.6%. The increase in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the nine months ended December 31, 2016, net cash used in operating activities was $7,788, resulting from a net loss of $17,339 offset by net non-cash expenses of $8,405, which included depreciation and amortization, stock option expense, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, amortization of debt issuance costs, an decrease in the allowance for doubtful accounts, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, and an increase in accrued interest of approximately $6,325, $3,335, $276, $450, $519, $130, $(2,423), $(797), $293, and $297, respectively. Net cash used in operating activities during the nine months ended December 31, 2016 was impacted by the change in net working capital accounts as of December 31, 2016 compared to March 31, 2016, with a net increase in current liabilities of approximately $2,738 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $1,875 (inclusive only of restricted cash, accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accounts payable of $4,509, mostly due to the timing of payments to our carrier partners. Net cash used in operating activities was further impacted by an increase in other non-current liabilities of $283, related entirely to changes in non-current uncertain tax liabilities over the comparative periods.
During the nine months ended December 31, 2015, net cash used in operating activities was $5,460, resulting from a net loss of $22,204 offset by net non-cash expenses of $13,815, which included depreciation and amortization, stock option expense, stock-based compensation related to vesting of restricted stock for services, stock issued for settlement of liability, amortization of debt discount, an increase in the allowance for doubtful accounts, loss on disposal of fixed assets, and a decrease in accrued interest of approximately $8,606, $3,805, $723, $283, $355, $26, $31 and $14, respectively. Net cash used in operating activities during the nine months ended December 31, 2015 was impacted by the change in net working capital accounts as of December 31, 2015 compared to March 31, 2015, with a net increase in current liabilities of approximately $7,527 (inclusive only of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $4,598 (inclusive only of restricted cash transferred to operating cash, accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by driven by working capital and liquidity management, with a focus on utilizing the full and extended payment terms on our liabilities.

Investing Activities
For the nine months ended December 31, 2016 and 2015, cash used in investing activities was approximately $382 and $132, respectively, which is comprised of capital expenditures related mostly to internally developed software, offset by proceeds from sale of cost method investment in Sift of $999 in 2016, and offset by net cash proceeds from cost method investment in Sift of $875 in 2015.
Financing Activities
For the nine months ended December 31, 2016, cash provided by financing activities was approximately $2,692 (inclusive of $16,000 cash received for convertible notes issuance, $11,000 repayment of debt obligations, $2,319 payment of debt issuance costs, and cash received from the exercise of stock options of $11). For the nine months ended December 31, 2015, cash provided in financing activities was approximately $12,228, primarily due to the $12,627 of cash received in stock offering (inclusive of repayment of debt obligations of $450, and cash received from the exercise of stock options of $51).
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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.
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
We have taken and completed certain actions, with other planned actions to be taken during fiscal 2017, to remediate the material weakness.
Completed Actions

•	Hired a Chief Financial Officer, “CFO,” on September 12, 2016 with a strong background in internal control design and implementation in a public company environment.

•	Finalized the system implementation related to SAP.

•	Finalized the system implementation related to Stock Option Accounting.

Planned Actions

•	Evaluate accounting and finance headcount resources globally to ensure that resources are sufficient to meet the accounting and finance requirements of the Company.

•	Implement a billing and disbursement system and integrate with SAP.

•	Identify deficient internal control procedures for significant accounting areas and implement additional documented review and approval procedures and/or automated controls to address them.

•	Implement and document internal control procedures around information technology that have an impact on financial reporting.

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
Changes in Internal Controls Over Financial Reporting
On September 12, 2016, Andrew Schleimer stepped down as the Company’s CFO, whereby the Company appointed Barrett Garrison as the Company’s CFO. Mr. Schleimer provided consulting services to the Company for a transitional period while the Company’s new CFO was integrated. Other than as discussed in Management’s Plan for Remediation and the Company’s appointment of Barrett Garrison as CFO, there were no changes in our internal controls over financial reporting during the nine months ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 3 - “Commitments and Contingencies - Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 1 (A).    Risk Factors
Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, as amended, for the year ended March 31, 2016, and under "Risk Factors" in its Form S-1 filed on October 28, 2016 and those included in its prior Quarterly Report in connection with the recently completed Notes offering on September 28, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

4.1	Indenture, dated as of September 28, 2016, between Digital Turbine, Inc., certain Guarantors, and US Bank National Association as trustee. 1*

4.2	Warrant Agreement, dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association as warrant agent. 1*

4.3	Registration Rights Agreement, dated as of September 28, 2016, between Digital Turbine, Inc. and BTIG, LLC. 1*

4.4	First Supplemental Indenture, dated as of January 12, 2017. 3*

4.5	Form of 8.75% Convertible Notes due 2020 (included in the Indenture referenced as Exhibit 4.1 above).

10.1	Initial Purchaser Agreement, dated as of September 23, 2016, between Digital Turbine, Inc., certain Guarantors, and BTIG, LLC as initial purchaser. 1*

10.2	Employment Agreement, dated August 31, 2016, between Digital Turbine, Inc. and Barrett Garrison. 2*

10.3
Software As A Services Agreement between Cellco Partnership d/b/a Verizon Wireless, a Delaware general partnership, on behalf of itself and for the benefit of its Affiliates and Digital Turbine, Inc., a Delaware corporation, effective as of August 14, 2014. X 4*

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. +

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350. +

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

1*	Incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

2*	Incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.

3*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-214321), filed with the Commission on January 23, 2017.

4*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-214321), filed with the Commission on January 6, 2017.

*	Filed herewith.

+
In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of the Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

X
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.
Dated: February 9, 2017
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: February 9, 2017
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)