Form 10-K
period 2017-03-31
Digital Turbine, Inc.
filed 2017-06-14
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2016 was $67,513,402.
As of May 30, 2017, the Company had 66,601,286 shares of its common stock, $0.0001 par value per share, outstanding.
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
FOR THE PERIOD ENDED March 31, 2017

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

•	a decline in general economic conditions nationally and internationally;

•	decreased market demand for our products and services;

•	market acceptance and brand awareness of our products;

•	risks associated with the level of our secured and unsecured indebtedness;

•	ability to comply with financial covenants in outstanding indebtedness;

•	the ability to protect our intellectual property rights;

•	impact of any litigation or infringement actions brought against us;

•	competition from other providers and products based on pricing and other activities;

•	risks and costs in product development;

•	the potential for unforeseen or underestimated cash requirements or liabilities;

•
risks associated with adoption of our products among existing customers (including the impact of possible delays with major carrier and OEM partners in the roll out for mobile phones deploying our products);

•	risks associated with delays in major mobile phone launches, or the failure of such launches to achieve the scale and customer adoption that either we or the market may expect;

•	the impact of currency exchange rate fluctuations on our reported GAAP financial statements, particularly in regard to the Australian dollar;

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
The Company's Advertising business is comprised of two businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Other professional services directly related to the Ignite platform.

•	Advertiser and Publisher ("A&P"), a worldwide mobile user acquisition network which is comprised of the Syndicated network service.
The Company's Content business is comprised of services including:

•	Marketplace™ ("Marketplace"), an application and content store, and

•	Pay™ ("Pay"), a content management and mobile payment solution.
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

Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of the service Ignite.
Ignite is a mobile application management software that enables mobile operators and original equipment manufacturers ("OEMs") to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, Software Development Kit ("SDK"), or Direct through Discover. Optional notification features are available throughout the life-cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel. Since inception, Ignite has delivered over 500 million mobile application preloads.
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

Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing application install products and services as offered by Facebook, Snapchat, IronSource, InMobi, Cheetah Mobile, Baidu, Taptica, and others. These companies can be both customers and publishers for Digital Turbines products, as well as competitors in certain cases. With Ignite, we compete with smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our Ignite products, which could be a material source of competition. And finally, although we do not see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, salesforce.com, or MobileIron, it is possible they could decide to compete against our Ignite solution.
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
Our competitors generally have substantially greater capital and other resources than we have.
Product Development and Research & Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the years ended March 31, 2017, 2016, 2015 were $12.0 million, $11.0 million, and $7.9 million, respectively. The amount spent on research and development activities for the years ended March 31, 2017, 2016, 2015 were $0.7 million, $1.1 million, and $0.7 million, respectively.

Contracts with Customers
We have both exclusive and non-exclusive carrier and OEM agreements. Our agreements with advertisers and mobile web and mobile application publishers are generally non-exclusive. Historically, our agreements with carriers for the Content business have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but recently and going forward terms in carrier agreements may vary. Our carrier and OEM agreements for our Advertising business are multi-year agreements, with terms that are generally longer than one to two years. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, with regard to our Content products many of our agreements allow the carrier to set the retail price without adjustment to the negotiated revenue split. If one of these carriers sets the retail price below historic pricing models, or rejects the content we provide, the total revenues received from these carriers will be significantly reduced. In our Content business most of our sales are made directly to large national mobile phone carriers. In our Advertising business most of our sales are made either directly to application developers, advertising agencies representing application developers or through advertising aggregators.
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
Employees
As of March 31, 2017, the Company, including its subsidiaries, had 146 employees, 137 of whom were full-time and 9 of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2017, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as needed basis.
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
Evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile application and content entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•maintain our current, and develop new, wireless carrier and OEM relationships, in both international and domestic markets;
•maintain and expand our current, and develop new, relationships with compelling content owners;
•retain or improve our current revenue-sharing arrangements with carriers and content owners;
•continue to develop new high-quality products and services that achieve significant market acceptance;
•continue to develop and upgrade our technology;
•continue to enhance our information processing systems;
•increase the number of end users of our products and services;
•execute our business and marketing strategies successfully;
•respond to competitive developments; and
•attract, integrate, retain and motivate qualified personnel.
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
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our results include:
•the number of new products and services released by us and our competitors;
•the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•the popularity of new products and services, and products and services released in prior periods;
•changes in prominence of deck placement for our leading products and those of our competitors;
•the expiration of existing content licenses;
•the timing of charges related to impairments of goodwill, and intangible assets;
•changes in pricing policies by us, our competitors or our carriers and other distributors;
•changes in the mix of original and licensed content, which have varying gross margins;
•changes in the mix of direct versus indirect advertising sales, which have varying margin profiles;
•changes in the mix of CPI, CPP and CPA advertising sales, which have varying revenue profiles
•the seasonality of our industry;
•fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and related content;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•our success in entering new geographic markets;
•decisions by one or more of our partners and/or customers to terminate our business relationship(s);
•foreign exchange fluctuations;
•accounting rules governing recognition of revenue;
•general economic, political and market conditions and trends;
•the timing of compensation expense associated with equity compensation grants; and
•decisions by us to incur additional expenses, such as increases in marketing or research and development.
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
In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our competitors. For example, Google controls the Android™ platform operating system. If our mobile software platform were unable to work on these operating systems, either because of technological constraints or because the developer of this operating systems wishes to impair our ability to provide ads on the operating system, our ability to generate revenue could be significantly harmed.

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

System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
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
The market for mobile advertising services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing advertiser and developer requirements, maintain the attractiveness and competitiveness of the Company’s mobile advertising solutions and ensure compatibility with evolving industry standards and protocols, the Company will need to regularly enhance its current services and to develop and introduce new services on a timely basis. If the Company’s platform is not attractive to its customers or is not able to compete with alternative mobile advertising solutions, the Company will not have access to as much advertising inventory and may experience increased pressure on margins.
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
Although the data the Company will collect is not personally identifiable information, its clients might decide not to allow it to collect some or all of this data or might limit its use of this data. For example, application developers may not agree to provide the Company with the data generated by interactions with the content on their applications, or device users may not consent to having information about their device usage provided to the developer. Any limitation on the Company’s ability to collect data about user behavior and interaction with mobile device content could make it more difficult for the Company to deliver effective mobile advertising programs that meet the demands of its advertiser clients.
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
Mobile handsets require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically, our Ignite and Discover products currently are compatible with the Android and iOS operating system, with the iOS operating system now compatible through our Ignite Direct product. If this operating system falls out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
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
Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not obtained patent protection; however, applications have been submitted. Consequently, we may not be able to protect our technologies from independent invention by third parties.
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

Risks Relating to Our Common Stock and Capital Structure
The Company has secured and unsecured indebtedness, which could limit its financial flexibility.

The Company’s up to $5 million in secured indebtedness and $16 million in unsecured indebtedness could have significant negative consequences including:

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

Our secured indebtedness contains current ratio and revenue financial covenants. There can be no assurance we will continue to satisfy these covenants. We may fail to satisfy the current ratio covenant due to increases in liabilities or decreases in current assets, which can occur despite our best efforts. Similarly, the revenue covenant can fail to be satisfied due to slowdowns in our business or failing to meet projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Recent Developments” for a description of these financial covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt. Further, acceleration could cause a cross default under our $16 million unsecured notes (the "Notes) due 2020. Any such default or cross default would have a material adverse effect on the Company.

The secured indebtedness also contains a requirement that at all times two thirds of our Notes due 2020 remain subject subordination agreements. There is no assurance that this condition will always be satisfied due to potential sales, conversions or other events with respect to the Notes. If we failed to comply with his requirement the lender may declare a default, which could lead to acceleration and the other adverse consequences noted immediately above.

The collateral pledged to secured our secured debt, consisting of all of our and our subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default and foreclosure or forced sale. Depending on the value of the assets, there could be little if any assets available for common stockholders or Noteholders in any foreclosure or forced sale.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures and investments in our business, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. For example, this could include general and regional economic, financial, competitive, legislative, regulatory and other factors. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

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
Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). On May 30, 2017, the last reported sale price for our common stock on the NASDAQ Capital Market was $1.10 per share and the closing price of our common stock has traded in a range from a low of $0.59 per share to a high of $1.47 per share during fiscal 2017. We must continue to satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
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
We have also not finalized the impact on our ability to use the treasury method to calculate diluted earnings per share as a result of the conversion option and warrant transactions. Our ability to use the treasury method may differ before and after shareholder approval of the issuance of the maximum shares in this offering, assuming such approval is granted. We cannot be sure that the accounting standards will permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
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
The Notes are unsecured, are effectively subordinated to all of our future secured indebtedness (although we are not permitted to incur any secured or unsecured indebtedness subject to limited exceptions) and are structurally subordinated to all indebtedness and liabilities of our subsidiaries (other than the guarantors), including trade payables. The Notes rank equally with all our future general unsecured and unsubordinated obligations, and senior to all our future subordinated debt. As noted, above, over two thirds of our Notes holders are subject to subordination agreements in favor of our senior secured lender. In the event of our bankruptcy, liquidation, reorganization or other winding up, although we are not permitted to incur any secured or unsecured indebtedness subject to limited exceptions (such as the consent to incur $5 million of secured debt we received, as noted above), our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and subject to the guarantees discussed below, the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes which includes all liabilities of such subsidiary, including trade payables have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

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
We expect that many investors in, and potential purchasers of, the Notes and warrants will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes and warrants. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and warrants and dynamically adjusting their short position while continuing to hold the Notes and warrants. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the Notes and warrants to conduct the convertible arbitrage strategy with respect to the Notes and warrants.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes and warrants to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes and warrants.

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
The Notes and warrants are new issues of securities for which there currently is no respective trading market. As a result, a market may not develop for the Notes or for the warrants and the investor may not be able to sell its Notes and warrants. Any Notes and warrants that are traded after their initial issuance may trade at a discount from their initial offering price. Future trading prices of the Notes and of the warrants will depend on many factors, including prevailing interest rates, the market for similar securities, general economic conditions and our financial condition, performance and prospects. Accordingly, the investor may be required to bear the financial risk of an investment in the Notes and warrants for an indefinite period of time. We do not intend to apply for listing or quotation of the Notes or the warrants on any securities exchange or automated quotation system. While the initial purchaser may make a market in the Notes and in the warrants, they are not required to do so and, consequently, any market making with respect to the Notes and warrants may be discontinued at any time without notice. Even if the initial purchaser makes a market in the Notes and in the warrants, the liquidity of such markets may be limited.

Conversion of the Notes and exercise of the warrants will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the market price of our common stock.
The conversion of some or all of the Notes and the exercise of some or all of the warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion or such exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes and warrants may encourage short selling by market participants because the anticipated conversion of the Notes or upon exercise of the warrants into shares of our common stock could depress the market price of our common stock.

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

 Holders of Notes and warrants will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.
Holders of Notes and warrants will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of Notes and warrants will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our amended and restated certificate of incorporation requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the relevant conversion date, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes and of the warrants.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes and of the warrants. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes and warrants as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the respective trading prices of the Notes and warrants.

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
We do not anticipate paying dividends.
Our secured and unsecured indebtedness essentially prevents all payments of dividends to our stockholders. Even if such dividends were permitted by the applicable lenders, we have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is if we begin to generate excess cash flow.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2016; refer to Item 9A of our Annual Report on Form 10-K/A for the year ended March 31, 2016, for more information about management’s assessment of internal controls. We are in the process of strengthening and testing our internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude in the future that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover additional material weaknesses or significant deficiencies in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business. Refer to Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2017, for more information about management’s assessment of internal controls. See also the risk factor above entitled “Risks Related to Our Common Stock and Capital Structure - The SEC has sent us a letter regarding an informal inquiry requesting information and documents generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures.”
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

Market Information
As of May 30, 2017, the closing price of our common stock was $1.10. Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.” The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Capital Market for our common stock for the following periods:

	High	Low
Fiscal Year Ended March 31, 2017
First quarter	$1.15	$0.75
Second quarter	$1.47	$0.97
Third quarter	$1.08	$0.59
Fourth quarter	$0.96	$0.66
Fiscal Year Ended March 31, 2016
First quarter	$4.28	$3.02
Second quarter	$2.96	$1.71
Third quarter	$1.92	$1.25
Fourth quarter	$1.39	$0.99

Holders
As of May 30, 2017, there were 3,570 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.

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
The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000, of which 9,665,123 remain available for issuance as of March 31, 2017.
Equity Compensation Plan Information
The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, our Appia, Inc. 2008 Stock Incentive Plan and individual compensation arrangements with employees or consultants of the Company as of March 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	8,889,897	$1.84	9,665,123
2007 Employee, Director and Consultant Stock Plan	719,678	$11.58	—
Appia, Inc. 2008 Stock Incentive Plan	126,203	$0.62	—
Equity compensation plan not approved by security holders	—	—	—
Total	9,735,778		9,665,123
Recent Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
There were no purchases of equity securities by us during the year ended March 31, 2017.
Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2012 and March 31, 2017, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC), and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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
The consolidated statements of operations data for each of the three years ended March 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of March 31, 2017 and 2016 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended March 31, 2014 and 2013 and the consolidated balance sheet data as of March 31, 2015, 2014, and 2013 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
It is important to note that the table below excludes the operations of Twistbox in all periods presented as the Company disposed of the Twistbox subsidiary on February 13, 2014, and as such, it is no longer reflected as part of our continuing operations in this Report. Other notable business transactions made by the Company over the periods presented in the table below include the acquisition, which closed on April 12, 2013, where through its indirect, wholly-owned subsidiary organized under the laws of Australia, Digital Turbine Group Pty Ltd (“DT APAC”), the Company acquired Mirror Image International Holdings Pty Ltd (“MIAH”), and the acquisition, which closed on March 6, 2015, where the Company completed the acquisition of Appia, Inc. Appia was acquired into the Company’s  wholly-owned subsidiary DTM Merger Sub, Inc., which was renamed to Digital Turbine Media, Inc. and referred to in this Form 10-K and the consolidated financial statements as DT Media. For further information see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

	Year ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Results of Operations
Net revenues	$91,553	$86,541	$28,252	$24,404	$3,855
Loss from operations	(22,020)	(25,936)	(23,737)	(15,524)	(11,029)
Net loss from operations, net of taxes	(24,264)	(28,032)	(24,647)	(17,202)	(12,658)
Basic and diluted net loss per common share from continuing operations	$(0.36)	$(0.46)	$(0.63)	$(0.63)	$(0.72)
Weighted-average common shares outstanding from continuing operations, basic and diluted	66,511	61,763	38,967	27,478	17,631
Balance Sheet Data
Cash	$6,149	$11,231	$7,069	$21,805	$1,149
Working capital	(7,109)	(9,308)	(3,678)	15,575	(5,663)
Total assets	$107,580	$121,940	$122,571	$45,095	$12,485
Long-term obligations	14,761	815	7,090	238	2,093
Total stockholders' equity	$62,045	$82,271	$91,529	$32,951	$737

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties, and is subject to, and claims the protection of, the disclaimer regarding forward-looking contained immediately before Item 1, which disclaimer is incorporated herein by reference. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “would,” “could,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” set forth under Item IA and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.
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
The Company's Advertising business is comprised of two businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Other professional services directly related to the Ignite platform.

•	Advertiser and Publisher ("A&P"), a worldwide mobile user acquisition network which is comprised of the Syndicated network service.
The Company's Content business is comprised of services including:

•	Marketplace™ ("Marketplace"), an application and content store, and

•	Pay™ ("Pay"), a content management and mobile payment solution.

Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of the service Ignite.
Ignite is a mobile application management software that enables mobile operators and original equipment manufacturers ("OEMs") to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, Software Development Kit ("SDK"), or Direct through Discover. Optional notification features are available throughout the life-cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
A&P Business
The Company's A&P business, formerly Appia Core, is a leading worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. Since inception, Ignite has delivered over 500 million mobile application preloads.
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

RESULTS OF OPERATIONS
Below are our revenues, cost of revenues, and expenses for fiscal 2017, 2016, and 2015. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto. All financial results of operations during the year ended March 31, 2015 do not include Appia, Inc. financial results, other than the 26 days in March 2015 after the Company acquired Appia, Inc., as the acquisition did not close until March 6, 2015.

	Years Ended March 31,			Years Ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$91,553	$86,541	5.8%	$86,541	$28,252	206.3%
License fees and revenue share	70,252	66,185	6.1%	66,185	20,110	229.1%
Other direct cost of revenues	7,938	10,537	(24.7)%	10,537	2,010	424.2%
Gross profit	13,363	9,819	36.1%	9,819	6,132	60.1%
Total operating expenses	35,383	35,755	(1.0)%	35,755	29,869	19.7%
Loss from operations	(22,020)	(25,936)	(15.1)%	(25,936)	(23,737)	9.3%
Interest expense, net	(2,628)	(1,816)	44.7%	(1,816)	(234)	676.1%
Foreign exchange transaction gain / (loss)	(88)	(29)	203.4%	(29)	32	(190.6)%
Change in fair value of convertible note embedded derivative liability	475	—	100.0%	—	—	—%
Change in fair value of warrant liability	147	—	100.0%	—	—	—%
Loss on extinguishment of debt	(293)	—	(100.0)%	—	(9)	(100.0)%
Gain / (loss) on disposal of fixed assets	—	(37)	(100.0)%	(37)	2	(1,950.0)%
Other income / (expense)	(1)	—	(100.0)%	—	46	(100.0)%
Loss from operations before income taxes	(24,408)	(27,818)	(12.3)%	(27,818)	(23,900)	16.4%
Income tax provision	(144)	214	(167.3)%	214	747	(71.4)%
Net loss from operations, net of taxes	$(24,264)	$(28,032)	(13.4)%	$(28,032)	$(24,647)	13.7%
Basic and diluted net loss per common share	$(0.36)	$(0.46)	(21.7)%	$(0.46)	$(0.63)	(27.0)%
Weighted-average common shares outstanding, basic and diluted	66,511	61,763	7.7%	61,763	38,967	58.5%

Comparison of the Years Ended March 31, 2017, 2016, and 2015
Revenues

	Years ended March 31,			Years ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$32,114	$28,765	11.6%	$28,765	$22,009	30.7%
Advertising	59,439	57,776	2.9%	57,776	6,243	825.5%
Total	$91,553	$86,541	5.8%	$86,541	$28,252	206.3%
Fiscal 2017 Compared to Fiscal 2016
During the year ended March 31, 2017, revenues increased $5,012 or 5.8%, compared to the prior year's period, primarily due to the Company experiencing growth in both the Content and Advertising segments.
Advertising segment growth stemmed from significant growth in O&O revenue partially offset by a decline in A&P revenue. O&O revenue growth was driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners. A&P revenue declined due to decrease in demand from advertising partners and a decline in publisher distribution partners, reflecting a trend we expect to continue with a smaller impact as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising.
Content segment growth was driven primarily from growth in Pay, partially offset by a decline in Marketplace revenue. Pay growth was driven by overall increased demand for the product, the service being launched with new customers in Australia, as well as new Content services provided in new markets in Southeast Asia.
Fiscal 2016 Compared to Fiscal 2015
During the year ended March 31, 2016, revenues increased $58,289 or 206.3%, compared to the prior year's period primarily due to the Company experiencing growth in both the Content and Advertising segments, with the Advertising growth stemming from both organic growth in O&O revenue and inorganic growth with a full year of A&P revenue as opposed to only 26 days of A&P revenue in fiscal 2015. Organic growth in Advertising revenue was driven primarily by CPI and CPP revenue from new Advertising partners across two major US carrier distribution partners, and amounts earned from carrier partners related to software customization and integration.
The increase in Content revenue was driven primarily from growth in Pay, with overall increased demand for the product, the service being launched with new customers in Australia, as well as new Content services provided in new markets in Southeast Asia.
Gross Margins

	Years ended March 31,			Years ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$3,229	$1,231	162.3%	$1,231	$4,272	(71.2)%
Content gross margin %	10.1%	4.3%		4.3%	19.4%
Advertising gross margin $	$10,134	$8,588	18.0%	$8,588	$1,860	361.7%
Advertising gross margin %	17.0%	14.9%		14.9%	29.8%
Total gross margin $	$13,363	$9,819	36.1%	$9,819	$6,132	60.1%
Total gross margin %	14.6%	11.3%		11.3%	21.7%

Fiscal 2017 Compared to Fiscal 2016
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $13,363 or 14.6% for the year ended March 31, 2017 versus $9,819 or 11.3% for the year ended March 31, 2016. The year ended March 31, 2017 includes the impact of a $757 impairment charge taken for certain intangible assets related to the IP purchased in the XYO acquisition. The year ended March 31, 2016 includes the impact of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the $757 impairment charge and $2,400 accelerated amortization, total gross margin dollars would have been $14,120 or 15.4% and $12,219 or 14.1% during the years ended March 31, 2017 and 2016, respectively, leading to an adjusted year over year increase of $1,901 or 15.6% year over year. This adjusted increase is primarily attributable to an increase in Advertiser demand in the O&O business, offset by decreased demand from Advertising partners in the A&P business. Overall gross margin percentage increased as growth in higher gross margin O&O revenue was coupled with lower amortization of intangibles.
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was $3,229 or 10.1% for the year ended March 31, 2017, versus $1,231 or 4.3% for the year ended March 31, 2016. Excluding the effects of the previously mentioned $2,400 amortization expense, Content gross margin dollars and percentage would have been $3,631 or 12.6% during the year ended March 31, 2016. The decrease in Content gross margin dollars resulted from a continued decline in Marketplace revenue. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenue by Service Category".
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $10,134 or 17.0% for the year ended March 31, 2017, versus approximately $8,588 or 14.9% for the year ended March 31, 2016. Excluding the effects of the previously mentioned $757 impairment charge, Advertising gross margin dollars would have been $10,891 or 18.3% during the year ended March 31, 2017. The increase in advertising gross margin dollars was primarily attributable to growth in O&O revenue. Advertising gross margin percentage increased due to a mix shift from A&P to O&O, which carries a higher gross margin. For more details on the Company's services included in the Advertising segment, see PART II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenue by Service Category".
Fiscal 2016 Compared to Fiscal 2015
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $9,819 or 11.3% for the year ended March 31, 2016, versus approximately $6,132 or 21.7% for the year ended March 31, 2015. The year ended March 31, 2016 includes the impact of an approximate $2,400 accelerated amortization expense related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business. Excluding the effects of the approximately $2,400 amortization, total gross margin dollars would have been $12,219 or 14.1% during the year ended March 31, 2016, leading to an adjusted increase of $6,087 or 99.3% from the year ended March 31, 2015. This adjusted increase is due primarily to gross margin dollars attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015, offset by increased amortization expense associated with the Appia, Inc. acquisition. Overall gross margin percentage has declined with the mix shift within Content from Marketplace to Pay coupled with the acquired Appia, Inc. A&P business, which carries a significantly lower gross margin as compared to the O&O business within Advertising.

Operating Expenses

	Years ended March 31,			Years ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Product development	$12,035	$10,983	9.6%	$10,983	$7,905	38.9%
Sales and marketing	6,537	6,067	7.7%	6,067	2,933	106.9%
General and administrative	16,811	18,705	(10.1)%	18,705	19,031	(1.7)%
Total operating expenses	$35,383	$35,755	(1.0)%	$35,755	$29,869	19.7%
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
Fiscal 2017 Compared to Fiscal 2016
Total operating expenses for the year ended March 31, 2017 and March 31, 2016 were $35,383 and $35,755, respectively, representing a year over year decrease of approximately $372 or 1.0%.
Product development expenses for the year ended March 31, 2017 and March 31, 2016 were $12,035 and $10,983, respectively, representing a year over year increase of approximately $1,052 or 9.6%. The increase in product development expenses over the comparative periods was primarily attributable to the Company's investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions, as well as from increased hosting expenses driven by the growth in both O&O business and Pay services.
Sales and marketing expenses for the year ended March 31, 2017 and March 31, 2016 were approximately $6,537 and $6,067, respectively, representing a year over year increase of approximately $470 or 7.7%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the year ended March 31, 2017 and March 31, 2016 were approximately $16,811 and $18,705, respectively, a decrease of approximately $1,894 or 10.1%. The decrease in general and administrative is primarily attributable to lower accounting and professional consulting expenses, and reduced stock option expense over the comparative periods due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded, and due to stock option forfeitures/cancellations over the comparative periods for older higher value options for which expense is no longer being recorded and which has the impact of further reducing stock option expense.
Fiscal 2016 Compared to Fiscal 2015
Total operating expenses for the year ended March 31, 2016 and March 31, 2015 were $35,755 and $29,869, respectively, an increase of $5,886 or 19.7%. The increase in operating expenses year-over-year was primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015. The additional A&P operating expenses are related to product and marketing headcount directly related to the Advertising business.

Product development expenses for the year ended March 31, 2016 and March 31, 2015 were $10,983 and $7,905, respectively, an increase of $3,078 or 38.9%. The increase in product development expenses year-over-year was primarily attributable to the Company's investment in offices in Israel, Germany and Singapore contributed to the increase in product development expenses through additional headcount being added in those regions.
Sales and marketing expenses for the year ended March 31, 2016 and March 31, 2015 were $6,067 and $2,933, respectively, an increase of $3,134 or 106.9%. The increase in sales and marketing expenses year-over-year was primarily attributable to the inclusion of a full year of A&P operations during fiscal 2016 as opposed to only 26 days of A&P operations in fiscal 2015, due in part by increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the year ended March 31, 2016 and March 31, 2015 were $18,705 and $19,031, respectively, a decrease of $326 or 1.7%. The decrease in general and administrative expenses year-over-year includes a decrease in total stock compensation expense of $377 to $5,963 from $6,340, for the years ended March 31, 2016 and 2015, respectively.
Other Income and Expenses

	Years ended March 31,			Years ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(2,628)	$(1,816)	44.7%	$(1,816)	$(234)	676.1%
Foreign exchange transaction gain / (loss)	(88)	(29)	203.4%	(29)	32	(190.6)%
Change in fair value of convertible note embedded derivative liability	475	—	100.0%	—	—	—%
Change in fair value of warrant liability	147	—	100.0%	—	—	—%
Loss on extinguishment of debt	(293)	—	(100.0)%	—	(9)	(100.0)%
Gain / (loss) on disposal of fixed assets	—	(37)	(100.0)%	(37)	2	(1,950.0)%
Other income / (expense)	(1)	—	(100.0)%	—	46	(100.0)%
Total interest and other income / (expense), net	$(2,388)	$(1,882)	26.9%	$(1,882)	$(163)	1,054.6%
Fiscal 2017 Compared to Fiscal 2016
Total interest and other expense, net, for the year ended March 31, 2017 and March 31, 2016 were $2,388 and $1,882, respectively, an increase in net expenses of $506 or 26.9%. This change in total interest and other income / (expense), net, was primarily attributable to interest expense, net, the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability. The increase in interest expense is primarily due to changes in the structure of our debt including the issuance of the Notes and the extinguishment of secured indebtedness held in prior year, see Interest Expense, Net below. The change in fair value of embedded derivative and warrant liabilities is due to the change in the Company's stock price from $0.99 upon initial measurement to $0.94 at year end. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, loss on disposal of fixed assets, and other ancillary income / (expense) earned or incurred by the Company.
Fiscal 2016 Compared to Fiscal 2015
Total interest and other expense, net, for the year ended March 31, 2016 and March 31, 2015 were $1,882 and $163, respectively, an increase in net expenses of $1,719 or 1,054.6%. This increase in total interest and other expense, net, was primarily attributable to a full year of interest expense incurred during fiscal 2016 related to the new debt brought on in connection with the acquisition of Appia, Inc. during March 2015, compared to the inclusion of only 26 days of interest expense during fiscal 2015. Interest and other expense, net, includes net interest expense, foreign exchange transaction gain/(loss), loss on settlement of debt, gain/(loss) on disposal of fixed assets, and other ancillary costs incurred by the Company.

Interest Expense, Net
Interest expense is generated from the the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our debt under the Term Loan Agreement with Silicon Valley Bank (“SVB”) and the Secured Debenture with North Atlantic Capital (“NAC”), which the Company entered into both during March 2015 and retired both such debts in their entirety on September 28, 2016 in connection with the issuance of the Notes (see further details at Note 11 "Debt"). Interest income consists of interest income earned on our cash. This increase in total interest and other expense, net, was primarily attributable to net interest expense which includes 1) additional fees incurred related to the amendments entered into by the Company with SVB and NAC (which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt), 2) the scheduled increase in the NAC Subordinated Debenture interest rate from 10% to 14% during the year ended March 31, 2017 incurred up through the date of the retirement date of such debt on September 28, 2016, 3) interest expense incurred on the on the Notes issued on September 28, 2016 at a stated interest rate of 8.75%, and 4) amortization of debt discount and debt issuance costs incurred related to the Notes which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $2,628, $1,816, and $234 of aggregate interest expense, net of debt discount and debt issuance cost amortization during the years ended March 31, 2017, 2016, and 2015, respectively.
Subsequent to the period covered by this Annual Report on Form 10-K, the Company entered into a secured business finance agreement with Western Alliance Bank providing for up to $5,000 in credit, subject to conditions. See discussion in Liquidity and Capital Resources below.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2017, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $475 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2017 from $0.99 to $0.94. No gain or loss from change in fair value of convertible note embedded derivative liability was recorded during the years ended March 31, 2016, or 2015 due to the transaction giving rise to these liabilities closed on September 28, 2016.
Loss From Change in Fair Value of Warrant Liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2017, the Company recorded a gain from change in fair value of warrant liability of $147 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2017 from $0.99 to $0.94. No gain or loss from change in fair value of warrant liability was recorded during the years ended March 31, 2016, or 2015 due to the transaction giving rise to these liabilities closed on September 28, 2016.

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

	Year Ended March 31,			Year Ended March 31,			Year Ended March 31,
	2017			2016			2015
	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues
Net revenues	(in thousands)			(in thousands)			(in thousands)
Pay	$30,540	33.4%	34.4%	$22,727	26.3%	78.6%	$12,724	45.0%
Ignite	39,235	42.9%	81.8%	21,577	24.9%	647.6%	2,886	10.2%
Syndicated Network	18,990	20.7%	(46.6)%	35,593	41.1%	1,067.4%	3,049	10.8%
Marketplace	1,575	1.7%	(73.9)%	6,038	7.0%	(35.0)%	9,286	32.9%
Other	1,213	1.3%	100.2%	606	0.7%	97.4%	307	1.1%
Total net revenues	$91,553	100.0%	5.8%	$86,541	100.0%	206.3%	$28,252	100.0%
Fiscal 2017 Compared to Fiscal 2016
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the year ended March 31, 2017, the main revenue driver for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the years ended March 31, 2017, and 2016 there was a $17,658 or 81.8% increase in year over year Ignite net revenues. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its syndicated network service ("Syndicated Network"), accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the year ended March 31, 2017, the decrease in revenue for the A&P business was solely attributable to the Syndicated Network. During the year ended March 31, 2017 there was a $16,603 or 46.6% decrease in Syndicated Network net revenues, as compared to the year ended March 31, 2016. This decrease in Syndicated Network revenue was attributable primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated Syndicated Networks such as our current A&P business towards more programmatic advertising.

Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries as they are in the United States. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the year ended March 31, 2017, there was an increase in Pay net revenues of $7,813 or 34.4% as compared to the prior year. The Company has experienced growth driven primarily by overall increased demand for the product with customers in Australia, the increase of Pay revenue in India, Singapore, and the Philippines, and from an increase in marketing spend by Content providers.
Marketplace is a white-label solution for mobile operators and OEMs to offer their own branded content store. Marketplace can be sold as an application storefront that manages the retailing of mobile content including features such as merchandising, product placements, reporting, pricing, promotions, and distribution of digital goods. Marketplace also includes the distribution and licensing of content across multiple content categories including music, applications, wallpapers, videos, and games. Marketplace is deployed with many operators across multiple countries including Australia, Philippines, Singapore, and Indonesia. During the year ended March 31, 2017, there was Marketplace revenues of $1,575 as compared to $6,038 during the year ended March 31, 2016, a decrease of $4,463 or 73.9%. During fiscal 2017, the Company experienced a decrease in Marketplace driven primarily by the overall shift in the Content business with overall consumer demand shifting away from acquiring content at carrier specific branded content stores and instead acquiring content from other more popular content stores such as Google Play or the Apple Application Store and other distribution channels such as Facebook.
Fiscal 2016 Compared to Fiscal 2015
Advertising
During the year ended March 31, 2016, the main revenue driver for the O&O business was the Ignite service. During the year ended March 31, 2016, there was an increase in year over year Ignite net revenues of $18,691 or 647.6%. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
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
Content
During the year ended March 31, 2016 there was an approximately $10,003 or 78.6% increase in Pay net revenues, as compared to the year ended March 31, 2015. During fiscal 2016, as compared to fiscal 2015, the Company experienced growth driven primarily by overall increased demand for the service and the service being launched with new customers in Australia.
During the year ended March 31, 2016 there was an approximately $3,248 or 35.0% decrease in Marketplace net revenues, as compared to prior year. During fiscal 2016, the Company experienced a decrease in Marketplace driven primarily by the contract in Israel which was terminated during the quarterly period ended June 30, 2015, and due to the overall shift in the Content business with overall consumer demand shifting away from acquiring content at carrier specific branded content stores and instead acquiring content from other more popular content stores such as Google Play or the Apple Application Store and other distribution channels such as Facebook. Additionally, the decline in Marketplace net revenues was further increased due to continued decline in the foreign exchange rate of the Australian dollar to the United States dollar. The overall decrease in Marketplace net revenues was offset by a moderate increase in net revenues due to new Content services provided in new markets in Southeast Asia.

Liquidity and Capital Resources
Selected Financial Information

	Years ended March 31,
	2017	2016
	(in thousands)
Cash	$6,149	$11,231
Restricted cash	331	—

Short-term debt
Term loan, principal	—	—
Revolving line of credit, principal	—	3,000
Secured debenture, net of issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	—	10,432

Long-term debt
Convertible notes, net of issuance costs and discounts of $6,315 and $0, respectively	9,685	—
Total long-term debt	9,685	—

Working capital
Current assets	23,665	29,546
Current liabilities	30,774	38,854
Working capital	$(7,109)	$(9,308)
Working Capital
Cash and restricted cash totaled approximately $6,480 and approximately $11,231 at March 31, 2017 and March 31, 2016, respectively, a decrease of approximately $4,751 or 42.3%. Current assets totaled approximately $23,665 and approximately $29,546 at March 31, 2017 and March 31, 2016, respectively, a decrease of approximately $5,881 or 19.9%. As of March 31, 2017 and March 31, 2016, the Company had approximately $16,554 and $17,519, respectively, in accounts receivable, a decrease of $965 or 5.5%. As of March 31, 2017 and March 31, 2016 the Company's working capital deficit was $7,109 and $9,308, respectively, a decrease of $2,199 or 23.6%. The decrease in working capital deficit was primarily attributable to the extinguishment of the subordinated debenture with NAC that matured on March 6, 2017 and the revolving credit facility with SVB previously included in short-term debt at March 31, 2016 in the amounts of $7,432 and $3,000, respectively, an increase in accounts payable and other current accrued liabilities of $2,352, a decrease in accounts receivable of $965, offset by the decrease in cash of $5,082. The working capital deficit decrease is due to working capital and liquidity management, with a focus on accounts receivable collections and utilizing the full and extended payment terms on our accounts payable.
Our primary sources of liquidity have historically been issuances of common and preferred stock and debt. As of March 31, 2017, we had cash totaling approximately $6,149.
On September 28, 2016, the Company sold to an investment bank as initial purchaser, $16,000 principal amount of Notes for net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by the Company. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital (refer to Note 11 "Debt" for more details).

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments and restrictions on indebtedness, the Credit Agreement requires the Company to comply with certain financial covenants as described below in the "Recent Developments" subsection of this section.
With the proceeds resulting from the issuance of the Notes and the entrance into the Credit Agreement, the Company believes that it has sufficient cash and capital resources to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K.
Cash Flow Summary

	Year ended March 31,			Year ended March 31,
	2017	2016	% of Change	2016	2015	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	(6,995)	(7,069)	(1.0)%	(7,069)	(14,500)	(51.2)%
Capital expenditures	(1,595)	(1,549)	3.0%	(1,549)	(67)	2,211.9%
Cash used in acquisition of assets	—	—	—%	—	(2,125)	(100.0)%
Proceeds from sale of cost method investment in Sift	999	—	100.0%	—	—	—%
Net cash proceeds from cost method investment in Sift	—	875	(100.0)%	875	—	100.0%
Settlement of contingent liability	—	—	—%	—	(49)	(100.0)%
Warrants exercised	—	—	—%	—	375	(100.0)%
Cash acquired with acquisition of subsidiary	—	—	—%	—	1,363	(100.0)%
Cash received from issuance of convertible notes	16,000	—	100.0%	—	—	—%
Options exercised	11	51	(78.4)%	51	136	(62.5)%
Stock issued for cash in stock offering, net	—	12,627	(100.0)%	12,627	—	100.0%
Payment of debt issuance costs	(2,383)	—	100.0%	—	—	—%
Repayment of debt obligations	(11,000)	(600)	1,733.3%	(600)	—	100.0%
Effect of exchange rate changes on cash	(119)	(173)	(31.2)%	(173)	131	(232.1)%
Operating Activities
During the year ended March 31, 2017 and March 31, 2016, the Company's net cash used in operating activities was $6,995 and $7,069, respectively, a decrease of $74 or 1.0%. The decrease in net cash used in operating activities is primarily attributable to the decrease in net loss over the years ended March 31, 2017 and 2016, amounting to $24,264 and $28,032, respectively, a decrease of $3,768 or 13.4%, offset by other non-cash expenses, most notably depreciation and amortization, which during fiscal 2017 and fiscal 2016 was $8,170 and $10,974, respectively, an decrease of $2,804 or 25.6%.

During the year ended March 31, 2017, net cash used in operating activities was $6,995, resulting from a net loss of $24,264 offset by net non-cash expenses of $14,169, which included depreciation and amortization, stock-based compensation, amortization of debt discounts and issuance costs, change in the allowance for doubtful accounts, change in accrued interest, change in the fair value of warrant and embedded derivative liabilities, loss on the extinguishment of debt, and the impairment of intangible assets of approximately $8,170, $4,146, $1,256, $133, $36, $(622), $293,and $757 respectively. Depreciation and amortization expense decreased $2,804 during fiscal 2017 compared to fiscal 2016, due primarily to accelerated amortization expense of approximately $2,400 related to customer relationship intangible assets associated with customer terminations related to our DT EMEA Content business taken in the year ended March 31, 2016. Net cash used in operating activities during fiscal 2017 was positively impacted by the change in net working capital accounts as of March 31, 2017 compared to March 31, 2016, with a net increase over the comparative periods in liabilities of $2,316, and a decrease in assets of approximately $815.
During the year ended March 31, 2016, net cash used in operating activities was $7,069, resulting from a net loss of $28,032 offset by net non-cash expenses of $17,467, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, a change in the allowance for doubtful accounts, and a change accrued interest of approximately $10,974, $5,095, $867, $470, $(234), and $12, respectively. Net cash used in operating activities during fiscal 2016 was positively impacted by the change in net working capital accounts as of March 31, 2016 compared to March 31, 2015, with an increase over the comparative periods in accounts payable and accrued license fees and revenue share of approximately $7,308 and $2,789, offset by an increase in accounts receivable of approximately $5,111. Accounts receivable increased primarily due to the inclusion of the acquired Appia, Inc. business for all of fiscal 2016 compared to only 26 days of operations in fiscal 2015, the increase in accounts payable and accrued and other liabilities was driven by working capital and liquidity management, and utilizing the full and extended payment terms on our accounts payable.
During the year ended March 31, 2015, net cash used in operating activities was $14,500, resulting from a net loss of $24,647, offset by net non-cash expenses of $9,257, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, a change in the allowance for doubtful accounts, and a change accrued interest of approximately $2,108, $5,850, $490, $34, $698, $77, respectively. Net cash used in operating activities during fiscal 2015 was negatively impacted by the change in net working capital accounts as of March 31, 2015 and March 31, 2014, with an increase in accounts receivable, deposits, and prepaid expenses and other current assets of approximately $406, $63, $142, a decrease in accounts payable and other liabilities and other items of $379 and $4,589, offset by an increase in accrued license fees and revenue share of approximately $2,988. Net cash used in operating activities is further comprised of a decrease in deferred tax assets of $3,156 and an increase in accrued compensation of $325.

Investing Activities
During the year ended March 31, 2017, cash used in investing activities was approximately $596, which includes capital expenditures of $1,595 comprised mostly of internally-developed software, offset by net cash received from the sale of our cost level investment in Sift, a venture-backed start-up founded by a former director, of $999.
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
Financing Activities
During the year ended March 31, 2017, cash provided by financing activities was approximately $2,628, which is primarily attributable to cash received from the issuance of Notes of $16,000, offset by the repayment of debt of approximately $11,000 and the payment of debt issuance costs of $2,383. Furthermore, proceeds received from the exercise of stock options of approximately $11, offset by loss on exchange rate changes on cash of approximately $119, respectively.
During the year ended March 31, 2016, cash used in financing activities was approximately $12,078, which is primarily attributable to stock issued for cash (net) in stock offering of $12,627 and proceeds received from the exercise of stock options of approximately $51, offset by repayment of principal on the credit facility and loss on exchange rate changes on cash of approximately $600 and $173, respectively.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2017:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible notes (a)	16,000	—	—	16,000	—
Operating leases (b)	5,693	943	1,763	1,640	1,347
Employment agreements and other obligations (c)	950	800	150	—	—
Interest	4,900	1,400	2,800	700	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	27,543	3,143	4,713	18,340	1,347

(a)	Convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed within their terms prior to such date

(b)	Consists of operating leases for our office facilities

(c)	Consists of various employment agreements and severance agreements

(d)
We have approximately $1,025 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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
Estimates and Assumptions
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Advertising
Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Preload (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s mobile application management software, Ignite.
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
The Company has adopted the “tested working model” approach to establishing technological feasibility for its products and games. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. Through fiscal year 2016, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred. In fiscal year 2017, the Company began capitalizing costs related the development of software to be sold, leased, or otherwise marketed as we believe we have met the "tested working model" threshold. Costs will continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products and games; the lack of pre-orders or sales history for its products and games; the uncertainty regarding a product’s or game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product or game will be available for sale; and its historical practice of canceling products and games at any stage of the development process.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2017, two major customers represented 11.2% and 10.7% of the Company's net accounts receivable balance within both the Content and Advertising businesses, respectively. As of March 31, 2016, one major Content customer represented 15.6% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the year ended March 31, 2017, Telstra Corporation Limited, a Content customer, represented 21.6% of our revenue, AOL Inc., an Advertising customer, represented 12.2% of our revenue, Jam City Inc., an Advertising customer, represented 11.5% of our revenue, and Singapore Telecommunications Limited, a Content customer, represented 11.1% of our revenue. During the year ended March 31, 2016, Telstra Corporation Limited, a Content customer, represented 26.1% of our revenue, and during the year ended March 31, 2015,  Telstra Corporation Limited, a Content customer, and Vodafone Australia, a Content customer, represented 50.6% and 11.1%, of revenue, respectively.

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
In the years ended March 31, 2017 and 2016, the Company determined that there was no impairment of goodwill. In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
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

Recent Developments
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial (65%) pledges of stock of non-US subsidiaries. The Company’s subsidiaries Digital Turbine USA and Digital Turbine Media are co-borrowers. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants, measured on a monthly basis:
(1) Maintain a Current Ratio of at least 0.65, defined as unrestricted cash plus accounts receivable, divided by all current liabilities.
(2) Revenue must exceed 85% of projected quarterly revenue.
In addition to the the terms noted above, the Credit Agreement contains other customary covenants, representations, indemnities, and events of default. In addition, the Credit Agreement generally prohibits the Company and its subsidiaries who are borrowers (Digital Turbine Media, Inc. and Digital Turbine USA, Inc.) from paying dividends or distributions, except for distributions by any of the borrower subsidiaries to the Company. The Credit Agreement requires that at least two-thirds (2/3rds) of the holders of the Company’s 8.75% Convertible Notes due 2020 (“Notes”) issued under its September 28, 2016 Indenture, with US Bank as trustee, as amended (the “Indenture”) at all times be subject to subordination agreements with the Bank, which were obtained in connection with the solicitation of consents for the Second Supplemental Indenture. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement , dated September 28, 2016, with US Bank as warrant agent (the “Warrant Agreement”), related to the Warrants that were issued in connection with the Notes in September 2017. The principal changes effected by the Supplemental Indenture are that from and after the determination of the Measured Price (as defined below), the Conversion Rate (as defined in the Indenture) of the Notes shall be adjusted to be equal to $1,000 divided by the Measured Price, subject to the adjustment as set forth in the Indenture. The "Measured Price" means the dollar amount calculated as follows:
(A) If the sum of (i) the simple average of the Daily VWAP (as defined in the Indenture) for the Company’s Common Stock for all of the consecutive VWAP Trading Days (as defined in the Indenture) that occur during a measurement period (essentially, the period between the 90th and 120th days after the effective date of the Second Supplemental Indenture) plus (ii) ten percent (10%) of the amount determined under clause (i) (the “Measured Sum”) is greater than or equal to $1.00 but less than or equal to $1.364 (which is the original conversion price of the Notes immediately prior to the Second Supplemental Indenture and at original issuance), then the Measured Price shall be the Measured Sum;
(B) if the Measured Sum is less than $1.00, then the Measured Price shall be $1.00; and (C) if the Measured Sum is greater than $1.364, then the Measured Price shall be $1.364.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily consist of interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash consists of cash and deposits which are not insensitive to interest rate changes.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	71

Consolidated Financial Statements:
Consolidated Balance Sheets	74
Consolidated Statements of Operations and Comprehensive Income / (Loss)	75
Consolidated Statements of Stockholders' Equity	76
Consolidated Statements of Cash Flows	77
Notes to Consolidated Financial Statements	78
The supplementary financial information required by this Item 8 is set forth in Note 19 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digital Turbine, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 14, 2017 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ SingerLewak LLP
Los Angeles, California
June 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digital Turbine, Inc. and Subsidiaries

We have audited Digital Turbine, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting; this includes deficiencies in the design and operations of monitoring controls over information technology systems. Furthermore, the Company’s financial reporting and close process is not operating effectively, specifically related to the aggregation of deficiencies related to the review and performance of reconciliations and technical resources constraints. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated June 14, 2017 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017, and our report dated June 14, 2017 expressed an unqualified opinion.

/s/ SingerLewak LLP
Los Angeles, California
June 14, 2017

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash	$6,149	$11,231
Restricted cash	331	—
Accounts receivable, net of allowances of $597 and $464, respectively	16,554	17,519
Deposits	121	213
Prepaid expenses and other current assets	510	583
Total current assets	23,665	29,546
Property and equipment, net	2,377	1,784
Cost method investment	—	999
Deferred tax assets	352	500
Intangible assets, net	4,565	12,490
Goodwill	76,621	76,621
TOTAL ASSETS	$107,580	$121,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,868	$15,300
Accrued license fees and revenue share	8,529	9,622
Accrued compensation	1,073	1,353
Short-term debt, net of debt issuance costs and discounts of $0 and $568, respectively	—	10,432
Other current liabilities	1,304	2,147
Total current liabilities	30,774	38,854
Convertible notes, net of debt issuance costs and discounts of $6,315 and $0, respectively	9,685	—
Convertible note embedded derivative liability	3,218	—
Warrant liability	1,076	—
Other non-current liabilities	782	815
Total liabilities	45,535	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,807 outstanding at March 31, 2017; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8	8
Additional paid-in capital	299,580	295,423
Treasury stock (754,599 shares at March 31, 2017 and 2016)	(71)	(71)
Accumulated other comprehensive loss	(321)	(202)
Accumulated deficit	(237,251)	(212,987)
Total stockholders' equity	62,045	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,580	$121,940
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)
(in thousands, except per share amounts)

	Years ended March 31,
	2017	2016	2015
Net revenues	$91,553	$86,541	$28,252
Cost of revenues
License fees and revenue share	70,252	66,185	20,110
Other direct cost of revenues	7,938	10,537	2,010
Total cost of revenues	78,190	76,722	22,120
Gross profit	13,363	9,819	6,132
Operating expenses
Product development	12,035	10,983	7,905
Sales and marketing	6,537	6,067	2,933
General and administrative	16,811	18,705	19,031
Total operating expenses	35,383	35,755	29,869
Loss from operations	(22,020)	(25,936)	(23,737)
Interest and other income / (expense), net
Interest expense, net	(2,628)	(1,816)	(234)
Foreign exchange transaction gain / (loss)	(88)	(29)	32
Change in fair value of convertible note embedded derivative liability	475	—	—
Change in fair value of warrant liability	147	—
Loss on extinguishment of debt	(293)	—	(9)
Gain / (loss) on disposal of fixed assets	—	(37)	2
Other income / (expense)	(1)	—	46
Total interest and other income / (expense), net	(2,388)	(1,882)	(163)
Loss from operations before income taxes	(24,408)	(27,818)	(23,900)
Income tax provision	(144)	214	747
Net loss	(24,264)	(28,032)	(24,647)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(119)	(150)	147
Comprehensive loss	$(24,383)	$(28,182)	$(24,500)
Basic and diluted net loss per common share	$(0.36)	$(0.46)	$(0.63)
Net loss	(0.36)	(0.46)	(0.63)
Weighted-average common shares outstanding, basic and diluted	66,511	61,763	38,967
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2014	37,388,429	$7	100,000	$100	754,599	$(71)	$193,422	$(199)	$(160,308)	$32,951
Net loss									(24,647)	(24,647)
Foreign currency translation								147		147
Vesting of shares issued to employees	80,064						576			576
Shares vested in connection with separation agreement							1,967			1,967
Cancellation of shares issued to employee	(8,131)						(27)			(27)
Vesting of options issued to employees							3,292			3,292
Vesting of restricted stock for services	119,305						490			490
Shares issued as settlement of debt	65,000						248			248
Issuance of common stock related to debt	200,000						788			788
Shares issued to employees assumed in acquisition	67,827						42			42
Options assumed in acquisition							633			633
Warrants issued in connection with issuance of debt							156			156
Issuance of common stock related to acquisition	18,883,723						74,402			74,402
Options exercised	53,333						136			136
Warrant exercised	313,417						375			375
Balance at March 31, 2015	57,162,967	7	100,000	100	754,599	(71)	276,500	(52)	(184,955)	$91,529
Net loss									(28,032)	(28,032)
Foreign currency translation								(150)		(150)
Cancellation of shares issued to employees	(454,164)									—
Stock-based compensation							5,096			5,096
Stock-based compensation related to vesting of restricted stock for services	233,928						867			867
Options exercised	66,682						51			51
Cashless exercise of a warrant	452,974									—
Cancellation of shares held in escrow related to Appia acquisition	(10,874)									—
Stock issued for settlement of liability	117,000						283			283
Shares cancelled	(23,907)									—
Stock issued for cash in stock offering	8,740,000	1					12,626			12,627
Balance at March 31, 2016	66,284,606	8	100,000	100	754,599	(71)	295,423	(202)	(212,987)	$82,271
Net loss									(24,264)	(24,264)
Foreign currency translation								(119)		(119)
Stock-based compensation	331,363						3,748			3,748
Compensation related to restricted shares and warrants issued for services rendered							408			408
Options exercised	18,383						11			11
Shares cancelled	(39,545)						(10)			(10)
Balance at March 31, 2017	66,594,807	$8	100,000	$100	754,599	$(71)	$299,580	$(321)	$(237,251)	$62,045
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	(24,264)	(28,032)	(24,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,170	10,974	2,108
Change in allowance for doubtful accounts	133	(234)	698
Amortization of debt discount and debt issuance costs	1,256	470	34
Accrued interest	36	12	77
Stock-based compensation	3,748	5,095	5,850
Restricted shares and warrants compensation for services rendered	398	867	490
Change in fair value of convertible note embedded derivative liability	(475)	—	—
Change in fair value of warrant liability	(147)	—	—
Loss on extinguishment of debt	293	—	—
Impairment of intangible assets	757	—	—
Stock issued for settlement of liability	—	283	—
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	(331)	200	—
Accounts receivable	833	(5,111)	(406)
Deposits	92	(104)	(63)
Deferred tax assets	148	(418)	3,156
Prepaid expenses and other current assets	73	57	(142)
Increase / (decrease) in liabilities:
Accounts payable	4,568	7,308	(379)
Accrued license fees and revenue share	(1,093)	2,789	2,988
Accrued compensation	(280)	(831)	325
Other current liabilities	(879)	(394)	(4,589)
Other non-current liabilities	(31)	—	—
Net cash used in operating activities	(6,995)	(7,069)	(14,500)

Cash flows from investing activities
Capital expenditures	(1,595)	(1,549)	(67)
Settlement of contingent liability	—	—	(49)
Cash used in acquisition of assets	—	—	(2,125)
Proceeds from sale of cost method investment in Sift	999	—	—
Net cash proceeds from cost method investment in Sift	—	875	—
Cash acquired with acquisition of subsidiary	—	—	1,363
Net cash used in investing activities	(596)	(674)	(878)

Cash flows from financing activities
Cash received from issuance of convertible notes	16,000	—	—
Repayment of debt obligations	(11,000)	(600)	—
Payment of debt issuance costs	(2,383)	—	—
Options exercised	11	51	136
Warrants exercised	—	—	375
Stock issued for cash in stock offering, net	—	12,627	—
Net cash provided in financing activities	2,628	12,078	511

Effect of exchange rate changes on cash	(119)	(173)	131

Net change in cash	(5,082)	4,162	(14,736)

Cash, beginning of period	11,231	7,069	21,805

Cash, end of period	$6,149	$11,231	$7,069

Supplemental disclosure of cash flow information

Interest paid	$1,406	$1,011	$—

Supplemental disclosure of non-cash investing and financing activities:

Common stock of the Company issued for acquisition of subsidiary	$—	$—	$75,035
Cashless exercise of warrants to purchase common stock of the Company	$—	$566	$—
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
Our primary sources of liquidity have historically been issuance of common and preferred stock and debt. As of March 31, 2017, we had cash totaling approximately $6,149. On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay approximately $11,000 of secured indebtedness, consisting of approximately $3,000 to Silicon Valley Bank ("SVB") and $8,000 to North Atlantic Capital ("NAC"), retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. Refer to Note 11 Debt for more details. The Company believes that it has sufficient cash and capital resources to operate its business for at least the next twelve months from the issuance date of this annual report on Form 10-K.
During fiscal year 2017, the Company operated in a net loss position. Until the Company becomes cash flow positive, the Company anticipates that its primary source of liquidity will be cash on hand. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes, debt financing to provide for greater flexibility. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the FY18 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Based on the year over year revenue and gross margin increases, coupled with the Company’s reduction in operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors that the company has sufficient cash and capital resources to continue to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K. As of March 31, 2017, we were in discussions with a lender regarding additional secured indebtedness. This factor was considered as part of management’s plan when assessing the needs of the Company over the next twelve months. Had we not had access to this additional indebtedness, management’s assessment may have been different. Subsequent to year end, the Company successfully executed the additional secured indebtedness discussed above. See Note 21, Subsequent Events for more information.
In addition, the indenture for the Notes, and the related warrant agreement for the warrants issued in connection with the Notes, contain, among other protections, price-based anti-dilution rights. These rights could result in significant dilution to other stockholders in the event we were to complete certain types of financings at valuations below specified levels. At our January 2017 annual stockholders meeting, we received stockholder approval to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. However, as a result of the modification of our indenture for the Notes and related modification of the warrant agreement in connection with soliciting consent for incurrence of our May 2017 Bridge Bank credit facility (see Note 21, Subsequent Events), the January 2017 stockholder approval no longer applies and we would need to receive a new stockholder approval in order to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. We are required to seek such stockholder approval.

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

Acquisitions

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
The purchase price fair values have been allocated to goodwill of $1,000 and developed technology of $1,500. The Company finalized the purchase price allocation in the year ended March 31, 2015. See Note 10 Intangible Assets where the Company has evaluated its intangible assets for impairment and has determined that the XYO developed technology has been fully impaired, thus the Company has recorded an impairment charge of $757 during the year ended March 31, 2017.
Appia, Inc.
On March 6, 2015, the Company completed the merger of Appia, Inc. into its wholly owned subsidiary, DT Media Merger Sub, Inc.  The surviving entity was renamed Digital Turbine Media, Inc. (“DT Media”). Under the Merger Agreement, the Company issued shares of its common stock in exchange for all of Appia Inc's outstanding common and preferred stock and warrants.
The number of shares that were issued by the Company was subject to adjustment based on Appia Inc's working capital and net indebtedness as of the closing date of the merger. Based on Appia Inc's working capital and net indebtedness as of March 6, 2015, the Company issued 18,883,723 shares of its common stock and reserved 245,955 of its common stock for Appia Inc's equity awards outstanding at the closing date that were assumed by the Company and converted into equity awards for Digital Turbine common stock. Vested equity awards held by Appia Inc's employees and service providers are considered part of the purchase price; accordingly, the estimated purchase price includes an estimated fair value of equity awards to be issued by the Company of approximately $633. The value of the Company’s common stock used to estimate the purchase price was $3.94 per share, the closing price on March 6, 2015. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition, based on information available as of March 31, 2016. These final fair values differ from the estimated fair values reflected in the pro forma financial information included in the Company’s previously filed Registration Statement on Form S-4 due to the availability of additional and updated information. In the year ended March 31, 2016, the Company adjusted the purchase price allocation of DT Media due to the finalization of the working capital adjustment, which resulted in a net decrease in goodwill of $126, from $69,438 down to $69,312 as detailed in the table below.

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

The pro forma financial information of the Company’s consolidated operations if the acquisition of DT Media, Inc. had occurred as of April 1, 2014 is presented below.

Unaudited
Year Ended March 31, 2015
Revenues	$57,978
Cost of goods sold	45,580
Gross profit	12,398
Operating expenses	43,644
Loss from operations	31,246
Non-operating expense	3,372
Provision for income taxes	541
Net loss	$35,159
Basic and diluted loss per share	$0.90

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
Revenue Recognition
Advertising
Advertising revenues are generated via direct Cost-Per-Install (CPI), Cost-Per-Preload (CPP), or Cost-Per-Action (CPA) arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s mobile application management software, Ignite. The Company recognizes advertising related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.
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

Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of March 31, 2017 and March 31, 2016, the Company had $331 and $0, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease.
Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.
Deposits
As of March 31, 2017, the Company had deposits of $121 comprised of facility and equipment lease deposits, as compared to $213 as of March 31, 2016.
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
Changes in the inputs into these valuation models have a significant impact on the estimated fair value of the convertible note embedded derivative liability and warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liabilities. The change in the fair value of the convertible note embedded derivative liability and warrant liability are primarily related to the change in price of the Company's underlying common stock and are reflected in the consolidated statements of operations and comprehensive loss as "Change in fair value of convertible note embedded derivative liability” and "Change in fair value of warrant liability." Refer to Note 5 "Fair Value Measurements" for more details.

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
See Note 5, Fair Value Measurements, of this report for a description of our embedded derivatives related to the Notes and information on the valuation model used to calculate the fair value of the embedded derivatives, otherwise called the convertible note embedded derivative liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the convertible note embedded derivative liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. Change in the fair value of the liability is primarily attributable to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
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
See Note 5, Fair Value Measurements, of this report for a description of our warrant liability and information on the valuation model used to calculate the fair value of the warrant liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. The change in the fair value of the liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”
Debt Issuance Costs
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Refer to Note 11 Debt for more details.

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
The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. Through fiscal year 2016, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred. In fiscal year 2017, the Company began capitalizing costs related the development of software to be sold, leased, or otherwise marketed as we believe we have met the "tested working model" threshold. Costs will continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products; the lack of pre-orders or sales history for its products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product will be available for sale; and its historical practice of canceling products at any stage of the development process.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred.  We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For fiscal 2017, 2016, and 2015 the Company capitalized software development costs in the amount of $1,387, $1,263, and $62.
Product Development Costs
The Company charges costs related to research, design and development and deployment of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.
Advertising Expenses
The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was $263, $396, and $406 in the years ended March 31, 2017, 2016, and 2015, respectively.

Fair Value of Financial Instruments
As of March 31, 2017 and 2016, the carrying value of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.
Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain/(loss) of $(119), $(150), and $147 in the years ended March 31, 2017, 2016, and 2015 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2017, two major customers represented 11.2% and 10.7% of the Company's net accounts receivable balance, both within the Advertising business. As of March 31, 2016, two major customers represented 15.6% and 10.3% of the Company's net accounts receivable balance, in the Content and Advertising businesses, respectively.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the years ended March 31, 2017, one major Content customer, two major Advertising customers, and another major Content customer represented 21.6%, 12.2%, 11.5%, 11.1%, of our consolidated net revenue, respectively. During the year ended March 31, 2016 one major Content customer represented 26.1%, of our consolidated net revenues. During the year ended March 31, 2015, two major Content customers represented 50.6% and 11.1%, of our consolidated net revenues, respectively.
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
Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate an impairment may have occurred. Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2017, no impairment of goodwill existed at March 31, 2017. See disclosure surrounding additional procedures performed by the Company in performing its fiscal 2017 annual impairment test at “Goodwill” in Note 9 of the Notes to the Consolidated Financial Statements.
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
In the fiscal year ended March 31, 2017, the Company determined that there was an impairment of intangible assets of $757 related to the XYO developed technology being fully impaired. The impairment is detailed in Note 10 to our consolidated financial statements under Item 8 of this Annual Report.
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2016. In the fiscal year ended March 31, 2015, the Company determined there to be a need to accelerate amortization expense by $224 due to the Company's decision to stop using the Appia trade name, rename, and re-brand the trademarks acquired through the Appia acquisition. There were no other indications of impairment present during the period ended March 31, 2015.

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
Going Concern
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted the amendment during the fiscal year ended March 31, 2017. The adoption of this ASU has not had a material impact on our financial position, results of operations, cash flows, or presentation thereof.

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual reporting periods beginning after December 15, 2019. Early application is permitted. The Company will adopt ASU 2017-04 during the quarter ended June 30, 2020, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
In November 2016, the FASB issued ASU 2016-18, Classification of Restricted Cash, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017. The effect of this amendment is to be applied retrospectively and early adoption is permitted. The Company expects to adopt ASU No. 2016-18 for our fiscal year commencing on April 1, 2018, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company will adopt ASU 2016-15 during the year ended March 31, 2019, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
In March 2016, the FASB issued Accounting Standards Codification ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt ASU 2016-09 during the quarter ended June 30, 2017, and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in ASU 2016-06 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-06 during the quarter ended June 30, 2017, and does not anticipate the impact of the adoption will have a material impact on its consolidated results of operations, financial condition and cash flows.
February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company will adopt ASC 842 during the quarter ended June 30, 2019, and is evaluating the impact of the adoption on its consolidated results of operations, financial condition and cash flows.
In April 2015, the FASB issued accounting guidance under ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Please refer to Note 11 Debt for more details.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years. In 2016, the FASB issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, during the quarter ended June 30, 2018.  Further, the Company is in the initial stages of evaluating the effect of the standard on its consolidated results of operations, financial condition and cash flows, but expects the impact to not be material.
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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original debt discount amounting to $4,916. The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 11 "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of March 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,218	$3,218
Warrant liability	$—	$—	$1,076	$1,076
Total	$—	$—	$4,294	$4,294
Convertible Note Embedded Derivative Liability
On September 28, 2016, the Company sold to an investment bank (the "Initial Purchaser"), $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date. We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
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

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016 (inception of issuance of the Notes)	$3,693
Change in fair value of convertible note embedded derivative liability	(475)
Balance at March 31, 2017	$3,218
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price decreasing during the days of September 28, 2016 (inception of issuance of the Notes) to March 31, 2017 with a decrease from $0.99 to $0.94, this had the impact during the year ended March 31, 2017 of recording a gain from change in fair value of convertible note embedded derivative liability of $475.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

March 31, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$0.94
Expected term	3.50 years
Risk-free rate (1)	1.59%
Assumed early conversion/exercise price (per share)	$2.73
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at September 28, 2016 (inception of issuance of the Notes)	$1,223
Change in fair value of warrant liability	$(147)
Balance at March 31, 2017	$1,076

Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price decreasing during the days of September 28, 2016 to March 31, 2017 with a decrease from $0.99 to $0.94, this had the impact during the year ended March 31, 2017 of recording a gain from change in fair value of warrant liability of $147.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

March 31, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$0.94
Expected term	3.5 years
Risk-free rate (1)	1.59%
Assumed early conversion/exercise price (per share)	$2.73
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

6.    Accounts Receivable

	March 31, 2017	March 31, 2016
Billed	$9,367	$13,220
Unbilled	7,784	4,763
Allowance for doubtful accounts	(597)	(464)
Accounts receivable, net	$16,554	$17,519
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of March 31, 2017 are expected to be billed and collected within twelve months.
The Company recorded $495, $132, and $505 of bad debt expense during the years ended March 31, 2017, 2016, and 2015 respectively.
7.    Property and Equipment

	March 31, 2017	March 31, 2016
Computer-related equipment	$4,133	$2,775
Furniture and fixtures	116	33
Leasehold improvements	143	74
	4,392	2,882
Accumulated depreciation	(2,015)	(1,098)
Property and equipment, net	$2,377	$1,784
Depreciation expense for the years ended March 31, 2017, 2016, and 2015 was $1,002, $437, and $98, respectively.

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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 9,665,123 and 11,886,707 remained available for future grants as of March 31, 2017 and 2016, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 4,271,523, 2,381,302, and 331,363, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2015	5,789,758	4.65	8.35	1,319
Granted	3,959,150	2.05
Forfeited / Canceled	(1,857,830)	3.37
Exercised	(66,683)	0.77
Options Outstanding, March 31, 2016	7,824,395	3.61	8.24	110
Granted	4,271,523	0.82
Forfeited / Canceled	(2,378,523)	2.90
Exercised	18,383	0.64
Options Outstanding, March 31, 2017	9,735,778	2.56	7.95	801
Vested and expected to vest (net of estimated forfeitures) at March 31, 2017 (a)	7,167,283	3.09	7.44	422
Exercisable, March 31, 2017	3,557,304	4.75	5.79	57
(a)For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2017 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2017. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.

Information about options outstanding and exercisable at March 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	7,652	$0.24	2.99	7,652	$0.24
$0.51 - 1.00	3,286,153	0.70	9.49	184,995	0.66
$1.01 - 1.50	2,501,351	1.32	8.97	333,315	1.24
$1.51 - 2.00	223,834	1.51	8.09	101,000	1.51
$2.01 - 2.50	253,779	2.43	3.83	203,779	2.42
$2.51 - 3.00	994,616	2.61	7.15	758,799	2.63
$3.51 - 4.00	1,062,661	3.95	6.77	792,893	3.95
$4.01 - 4.50	875,732	4.14	6.22	663,621	4.14
$4.51 - 5.00	60,000	4.65	5.99	60,000	4.65
$5.01 and over	470,000	$16.32	1.76	451,250	$16.75
	9,735,778			3,557,304
Other information pertaining to stock options for the Stock Plans is as follows:

	Year Ended March 31,
	2017	2016	2015
Total fair value of options vested	$3,519	$5,288	$3,155
Total intrinsic value of options exercised (a)	$10	$3	$71

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

During the years ended March 31, 2017, 2016, and 2015, the Company granted options to purchase 4,271,523, 3,959,150, and 3,124,200 shares of its common stock, respectively, to employees with weighted-average grant-date fair value of $0.82, $1.60, and $3.44 respectively.
At March 31, 2017, 2016, and 2015, there was $5,038, $9,377, and $11,492 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.2 years, 2.6 years, and 2.4 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, Digital Turbine Inc. typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The fair value of options assumed under the Appia Plan was estimated as of the March 6, 2015 closing date using the Black-Scholes option pricing model. The assumptions utilized in this model during fiscal 2017 and 2016 are presented below.

Year Ended March 31,
	2017	2016	2015
Risk-free interest rate	1.34% to 2.38%	1.37% to 2.27%	1.37% to 1.79%
Expected life of the options	5.69 to 9.84 years	5.73 to 10 years	5.73 to 6 years
Expected volatility	73% to 130%	78% to 145%	115% to 145%
Expected dividend yield	—%	—%	—%
Expected forfeitures	10% to 35%	10% to 35%	10% to 35%

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
Total stock compensation expense for the Company’s equity plans, which includes both stock options, restricted stock, and warrants issued is included in the following statements of operations components. See Note 13 Capital Stock Transactions regarding restricted stock.

	Year Ended March 31,
	2017	2016	2015
Product development	$—	$—	$—
Sales and marketing	—	—	—
General and administrative	4,156	5,963	6,340
Total	$4,156	$5,963	$6,340

9.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	Content	O&O	A&P	Total
Goodwill as of March 31, 2014	$3,772	$1,065	$—	$4,837
Adjustments	1,472	41,203	29,235	71,910
Goodwill as of March 31, 2015	$5,244	$42,268	$29,235	$76,747
Adjustments	—	—	(126)	(126)
Goodwill as of March 31, 2016	5,244	42,268	29,109	76,621
Adjustments	—	—	—	—
Goodwill as of March 31, 2017	$5,244	$42,268	$29,109	$76,621
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2017 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the analysis performed for fiscal 2017 all goodwill reporting units have an estimated fair value in excess of their respective carrying values. The estimated fair values of the three goodwill reporting units exceeded their carrying values by over 10%.
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
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. During the fiscal year ended March 31, 2017, we determined that certain intellectual property acquired through the XYO acquisition was fully impaired as the Company is currently recognizing no revenue and has no foreseeable future plans to utilize the technology. As such, the Company will record an impairment charge to intangible assets amounting to the net book value of $757 as of March 31, 2017. There were no other indications of impairment present during the fiscal year ended March 31, 2017.

There were no indicators of impairment during the fiscal year ended March 31, 2016. In the fiscal year ended March 31, 2015, the Company determined there was a need to accelerate amortization expense by $224 due to the Company's decision to stop using the Appia trade name, rename, and re-brand the trademarks acquired through the Appia acquisition. There were no other indications of impairment present during the period ended March 31, 2015.
The components of intangible assets as at March 31, 2017 and 2016 were as follows:

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Software	$11,544	$(8,191)	$3,353
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,152)	1,148
License agreements	355	(291)	64
Total	$23,579	$(19,014)	$4,565

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Software	$11,544	$(4,949)	$6,595
Trade name / trademark	380	(380)	—
Customer list	11,300	(5,534)	5,766
License agreements	355	(226)	129
Total	$23,579	$(11,089)	$12,490
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.
During the years ended March 31, 2017, 2016, and 2015, the Company recorded amortization expense in the amount of $7,168, $10,537, and $2,010, respectively.
Included in the $10,537 amortization expense recorded during the year ended March 31, 2016 is $2,404 of amortization expense recorded for customer relationship intangible assets related to a customer relationship the Company terminated from our September 2012 acquisition of Logia Mobile Ltd.
Based on the amortizable intangible assets as of March 31, 2017, we estimate amortization expense for the next five years to be as follows:

For the Twelve Month Period Ending March 31,	Amortization Expense
2018	$2,272
2019	1,375
2020	114
2021	114
2022	114
Thereafter	576
Total	$4,565

Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2014	9,074
Amortization of intangibles	(2,010)
Purchase price allocation adjustment	(1,472)
Acquisition of XYO	1,500
Acquisition of Appia	17,780
Capitalized developed software	64
Balance as of March 31, 2015	24,936
Amortization of intangibles	(8,168)
Customer relationship intangible asset write-off	(2,404)
Reduction in software intangibles related to Sift transaction	(1,874)
Balance as of March 31, 2016	12,490
Amortization of intangibles	(7,168)
XYO intangible asset impairment	(757)
Balance as of March 31, 2017	$4,565
11.    Debt

	March 31, 2017	March 31, 2016
Short-term debt
Revolving line of credit, principal	—	3,000
Secured debenture, net of issuance costs and discounts of $0 and $568, respectively	—	7,432
Total short-term debt	$—	$10,432

	March 31, 2017	March 31, 2016
Long-term debt
Convertible notes, net of issuance costs and discounts of $6,315 and $0, respectively	$9,685	$—

Convertible Notes
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 5. "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 8. "Fair Value Measurements for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the remainder of fiscal 2017, the Company further incurred $234 in costs directly associated with the issuance of the Notes, for the preparation and filing of the registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value at $16,000. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
As of March 31, 2017, the outstanding principal on the Notes was $16,000, the unamortized debt issuance costs and debt discount in aggregate was $6,315, and the net carrying amount of the Notes was $9,685, which was recorded as long-term debt within the consolidated balance sheet. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $1,256 and $679 of aggregate debt discount and debt issuance cost amortization during the twelve months ended March 31, 2017, and 2016 respectively, Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $2,628 and $1,816 of interest expense during the twelve months ended March 31, 2017, and 2016 respectively.
The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes. The Notes were issued under an Indenture dated September 28, 2016, as amended on January 31, 2017 (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically Digital Turbine, Inc. as the parent Company, DT USA, DT Media, and DT APAC (collectively referred to as the "Guarantors"). The Notes are senior unsecured obligations of the Company, and bear interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes are unconditionally guaranteed by the Guarantors as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. As described in Note 21, Subsequent Events, the conversion price is subject to change related to the modification to the Indenture made in connection with the solicitation of consents to incur the Bridge Bank credit facility.
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

•
the Common Stock (or other Capital Stock into which the Notes are then convertible pursuant to the terms of this Indenture) ceases to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market, The NASDAQ Global Market, The NASDAQ Capital Market or The NYSE MKT (or their respective successors) (each, an “Eligible Market ”).

Subject to limited exceptions, the Indenture prohibits us from incurring additional indebtedness at any time while the Notes remain outstanding. In connection with the Bridge Bank credit facility (See Note 21, Subsequent Events), we received consents from the requisite holders to incur up to $5 million of secured debt.
Each purchaser of the Notes also received warrants to purchase 256.60 shares of the Company's common stock for each $1 in Notes purchased, or up to 4,105,600 warrants in aggregate, in addition to the 250,000 warrants issued to the initial purchaser, as described above. The warrants were issued under a Warrant Agreement (the "Warrant Agreement"), dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association, as the warrant agent. In connection with soliciting consents for the Bridge Bank credit facility, we also agreed to modify the exercise price of the warrants. See Note 21, Subsequent Events.

The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders. However, as a result of the modification of our indenture for the Notes and related modification of the warrant agreement in connection with soliciting consent for incurrence of our May 2017 Bridge Bank credit facility (see Note 21, Subsequent Events), the January 2017 stockholder approval no longer applies and we would need to receive a new stockholder approval in order to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. We are required to seek such stockholder approval.
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
On July 15, 2016, prior to the payoff of the $8,000 debt with NAC, DTM and North Atlantic entered into a Fourth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay NAC the amount of $75 as consideration to extend the warrant vesting date (the "Retirement Date") to August 29, 2016.
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

12.    Related-Party Transactions
On December 28, 2015, DT Media entered into a license agreement with respect to certain of DTM’s intellectual property assets with Sift, a venture-back start up founded by a former director of the Company, in exchange for 9.9% of Sift’s newly-issued Preferred Stock and a cash payment of $1,000. On December 28, 2016, the Company sold the cost method investment in Sift back to the current owners of Sift for cash proceeds of $999. In association with the sale of the investment, Bill Stone, CEO of Digital Turbine, stepped down from his position as a Director of Sift. In fiscal year ended March 31, 2017, during the nine months ended December 31, 2016, or the period in which the Company had a related party relationship with Sift, the Company had revenue share expense with Sift of approximately $346. The Company recorded no revenue share expense to Sift during fiscal year ended March 31, 2016 and 2015.
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
In June 2016, the Company issued 30,000 warrants to a third party for services rendered. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.08 per share and will expire on June 9, 2021.
In July 2016, the Company issued 13,826 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In January 2017, the Company issued 345 shares of common stock for the exercise of options assumed by the Company as part of the acquisition of DT Media (Appia, Inc.) during March 2015.
In September 2016, in connection with the issuance of the Notes, the Company issued 250,000 and 4,105,600 warrants to the initial purchaser and holders of the Notes, respectively. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Refer to Note 8 "Fair Value Measurements" and Note 11 "Debt" for more details.
The following table provides activity for warrants issued and outstanding during the year ended March 31, 2017:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2016	2,085,356	2.78
Issued	4,385,600	1.36
Expired	(1,467,143)	2.49
Outstanding as of March 31, 2017	5,003,813	1.62
With respect to warrants for services rendered, the Company expensed $19 during the year ended March 31, 2017, and recorded no warrant expense during the year ended March 31, 2016.
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
Service and Time Condition RSAs
On various dates during the years ended March 31, 2017, 2016, and 2015, the Company issued 331,363, 233,928, and 267,195 restricted shares, respectively, with vesting criteria based on both service and time conditions.
In August 2016, the Company issued 331,363 restricted shares to its directors for services. The shares vest over one year. For accounting purposes, the Company determined the grant date fair value to be $1.10 per share which is the closing price of the Company's stock price on August 1, 2016. Subsequently, 39,545 unvested shares were canceled related to the voluntary departure of one of our directors.

With respect to service and time condition RSAs, during the years ended March 31, 2017, 2016, and 2015, the Company expensed $379, $867, and $956 related to time condition RSAs, respectively. As of March 31, 2017, 139,318 remain unvested.
The following is a summary of restricted stock awards and activities for all vesting conditions for the years ended March 31, 2017 and 2016, respectively, were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2015	642,343	$3.04
Granted	233,928	1.47
Vested	(288,220)	2.97
Cancelled	(478,005)	2.82
Unvested restricted stock outstanding as of March 31, 2016	110,046	1.45
Granted	331,363	1.10
Vested	(262,546)	1.23
Cancelled	(39,545)	1.10
Unvested restricted stock outstanding as of March 31, 2017	139,318	$1.10
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2017.
At March 31, 2017 and March 31, 2016, there was $103 and $159, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.33 and 0.34 years, respectively.
14.    Net Loss per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the twelve months ended March 31, 2017, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years Ended March 31,
	2017	2016	2015
Net loss from operations, net of taxes	$(24,264)	$(28,032)	$(24,647)
Weighted-average common shares outstanding, basic and diluted	66,511	61,763	38,967
Basic and diluted net loss per common share	$(0.36)	$(0.46)	$(0.63)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	825,675	1,438,355	1,574,372
15.    Employee Benefit Plans
The Company has a qualified contributory retirement plan under section 401(k) of the IRC covering full-time eligible employees. Employees may voluntarily contribute eligible compensation up to the annual IRS limit. During the years ended March 31, 2017, 2016, and 2015 the Company made no matching contributions.

16.    Income Taxes
The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Current U.S. federal	$—	$—	$—
Current state and local	17	—	25
Current non-U.S.	(24)	270	324
Total current	(7)	270	349
Deferred U.S. federal	—	—	—
Deferred state and local	—	—	—
Deferred non-U.S.	(137)	(56)	398
Total deferred	(137)	(56)	398
Total income tax provision	$(144)	$214	$747
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Statutory federal income taxes	$(8,545)	$(9,736)	$(8,365)
State income taxes, net of federal benefit	15	—	17
Non-deductible expenses	(350)	821	2,171
Rate change	(88)	(224)	—
Change in uncertain tax liability	158	(123)	324
Change in valuation allowance	8,896	10,106	6,600
Return-to-provision adjustments	(230)	(630)	—
Income tax provision / (benefit)	$(144)	$214	$747
Deferred tax assets and liabilities consist of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Deferred income tax assets
Net operating loss carryforward	$38,012	$31,840	$25,668
Stock-based compensation	3,806	1,965	1,270
Credit carryforwards	98	129	123
Other	1,502	1,469	1,324
Gross deferred income tax assets	43,418	35,403	28,385
Valuation allowance	(40,922)	(32,026)	(21,920)
Net deferred income tax assets	$2,496	$3,377	$6,465
Deferred income tax liabilities
Depreciation and amortization	$(1,523)	$(754)	$(751)
Intangibles and goodwill	(75)	(1,947)	(5,069)
Convertible Debt	(228)	—	—
Other	(318)	(175)	(780)
Net deferred income tax assets / (liabilities)	$352	$501	$(135)

As of March 31, 2017, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $93,064, Australia federal tax of approximately $6,446, and Israel federal tax of approximately $2,944. The U.S. federal and state NOLs expire between 2028 and 2037, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% percentage points of the outstanding stock of a company by certain stockholders or public groups.
As of March 31, 2017, realization of a large portion of the Company’s gross deferred tax assets was not considered more likely than not and, accordingly, a valuation allowance of $40,922 has been provided. During the year ended March 31, 2017, the valuation allowance increased by $8,896.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Balance at April 1	$783	$905	$61
Additions for tax position of prior years	158	—	844
Reductions for tax positions of prior years	—	(122)	—
Balance at March 31	$941	$783	$905
Included in the balances at March 31, 2017, 2016 and 2015 are $941, $783, and $905, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $52 of expense for interest and penalties on uncertain income tax liabilities in its statement of operations for the year ended March 31, 2017. The Company recognized an interest benefit on uncertain income tax liabilities of $1 and $0 in its statement of operations for the years ended March 31, 2016 and 2015, respectively. The Company expects the amount of unrecognized tax benefits to decrease by approximately $140 in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2013 through 2017.

17.    Segment and Geographic Information
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
The following information sets forth segment information on our net revenues and loss from operations for the years ended March 31, 2017, 2016, and 2015, respectively. During fiscal 2016 the Company changed its methodology for how corporate operating expenses are allocated to the Company's Advertising and Content operating segments, as the new method of allocation is deemed by management to be a more accurate representation of how the expenses relate to the operations and development of the Advertising and Content segments. Corporate operating expenses in fiscal 2015 were previously allocated between the Advertising and Content segments based on employee headcount. Corporate operating expenses in fiscal 2016 and 2017 are now being allocated based on the percentage of revenue between Advertising and Content for the Company as a whole. Prior period fiscal 2015 figures presented have been updated to reflect these changes and are comparable to the fiscal 2016 and 2017 figures presented.

	Content	Advertising	Total
Year Ended March 31, 2017
Net revenues	$32,114	$59,439	$91,553
Loss from operations	$(4,882)	$(17,138)	$(22,020)
Year Ended March 31, 2016
Net revenues	$28,765	$57,776	$86,541
Loss from operations	$(7,603)	$(18,333)	$(25,936)
Year Ended March 31, 2015
Net revenues	$22,009	$6,243	$28,252
Loss from operations	$(13,300)	$(10,437)	$(23,737)
The following table sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2017, 2016, and 2015. Net revenues by geography are based on the billing addresses of our customers.

	Year ended March 31,
	2017	2016	2015
Net revenues
United States and Canada	$31,158	$28,813	$5,976
Europe, Middle East, and Africa	13,843	15,587	2,202
Asia Pacific and China	44,189	41,661	20,074
Mexico, Central America, and South America	2,363	480	—
Consolidated net revenues	$91,553	$86,541	$28,252

Property and equipment, net
United States & Canada	$1,916	$1,376	$289
Europe, Middle East, & Africa	73	94	32
Asia Pacific & China	388	314	293
Mexico, Central America, & South America	—	—	—
Consolidated property and equipment, net	$2,377	$1,784	$614

18. Guarantor and Non-Guarantor Financial Statements
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
The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of March 31, 2017 and March 31, 2016; consolidated statements of operations and condensed consolidated statements of cash flows for the years ended March 31, 2017, 2016, and 2015; of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the years ended March 31, 2017, 2016, or 2015.

Digital Turbine, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Balance Sheet
as of March 31, 2017

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	258	5,333	558	6,149
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $597	—	15,740	814	16,554
Deposits	—	121	—	121
Prepaid expenses and other current assets	282	226	2	510
Total current assets	696	21,595	1,374	23,665
Property and equipment, net	64	2,296	17	2,377
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,647	1,918	4,565
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	1,112	96,915	9,553	107,580
INTERCOMPANY
Intercompany payable/receivable, net	123,800	(107,348)	(16,452)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,023	18,697	148	19,868
Accrued license fees and revenue share	—	8,312	217	8,529
Accrued compensation	32	1,041	—	1,073
Other current liabilities	794	510	—	1,304
Total current liabilities	1,849	28,560	365	30,774
Convertible notes, net of debt issuance costs and discounts of $6,315	9,685	—	—	9,685
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Other non-current liabilities	695	87	—	782
Total liabilities	16,523	28,647	365	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,806 outstanding at March 31, 2017	8	—	—	8
Additional paid-in capital	299,580	—	—	299,580
Treasury stock (754,599 shares at March 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	—	(1,704)	1,383	(321)
Accumulated deficit	(191,228)	(37,376)	(8,647)	(237,251)
Total stockholders' equity	108,389	(39,080)	(7,264)	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	124,912	(10,433)	(6,899)	107,580

Condensed Consolidated Balance Sheet
as of March 31, 2016

(dollars in thousands)	Parent		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	6,712		4,466	53	11,231
Accounts receivable, net of allowance of $464	24		17,369	126	17,519
Deposits	—		80	133	213
Prepaid expenses and other current assets	331		239	13	583
Total current assets	7,067		22,154	325	29,546
Property and equipment, net	53		1,690	41	1,784
Cost method investment	—		999	—	999
Deferred tax assets	500		—	—	500
Intangible assets, net	—		8,660	3,830	12,490
Goodwill	—		70,377	6,244	76,621
TOTAL ASSETS	7,620		103,880	10,440	121,940
INTERCOMPANY
Intercompany payable/receivable, net	111,909		(95,732)	(16,177)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,255		13,997	48	15,300
Accrued license fees and revenue share	—		9,549	73	9,622
Accrued compensation	455		801	97	1,353
Short-term debt, net of debt issuance costs and discounts of $568	—	—	10,432	—	10,432
Other current liabilities	910		1,237	—	2,147
Total current liabilities	2,620		36,016	218	38,854
Other non-current liabilities	815		—	—	815
Total liabilities	3,435		36,016	218	39,669
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100		—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,019,703 issued and 66,284,606 outstanding at March 31, 2016;	8		—	—	8
Additional paid-in capital	295,423		—	—	295,423
Treasury stock (754,599 shares at March 31, 2016)	(71)		—	—	(71)
Accumulated other comprehensive loss	—		(1,368)	1,166	(202)
Accumulated deficit	(179,366)		(26,500)	(7,121)	(212,987)
Total stockholders' equity	116,094		(27,868)	(5,955)	82,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	119,529		8,148	(5,737)	121,940

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2017

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	121,396	1,779	(31,622)	91,553
Cost of revenues
License fees and revenue share	—	101,271	603	(31,622)	70,252
Other direct cost of revenues	—	6,027	1,911	—	7,938
Total cost of revenues	—	107,298	2,514	(31,622)	78,190
Gross profit	—	14,098	(735)	—	13,363
Operating expenses
Product development	30	11,923	82	—	12,035
Sales and marketing	452	5,980	105	—	6,537
General and administrative	11,009	5,887	(85)	—	16,811
Total operating expenses	11,491	23,790	102	—	35,383
Loss from operations	(11,491)	(9,692)	(837)	—	(22,020)
Interest and other income / (expense), net
Interest expense, net	(1,329)	(1,299)	—	—	(2,628)
Foreign exchange transaction gain / (loss)	—	(85)	(3)	—	(88)
Change in fair value of convertible note embedded derivative liability	475	—	—	—	475
Change in fair value of warrant liability	147	—	—	—	147
Loss on extinguishment of debt	—	(293)	—	—	(293)
Other income / (expense)	74	(67)	(8)	—	(1)
Total interest and other income / (expense), net	(633)	(1,744)	(11)	—	(2,388)
Loss from operations before income taxes	(12,124)	(11,436)	(848)	—	(24,408)
Income tax provision	(144)	—	—	—	(144)
Net loss	(11,980)	(11,436)	(848)	—	(24,264)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(336)	217	—	(119)
Comprehensive loss	(11,980)	(11,772)	(631)	—	(24,383)

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	103,630	216	(17,305)	86,541
Cost of revenues
License fees and revenue share	—	83,386	104	(17,305)	66,185
Other direct cost of revenues	—	9,775	762	—	10,537
Total cost of revenues	—	93,161	866	(17,305)	76,722
Gross profit	—	10,469	(650)	—	9,819
Operating expenses
Product development	(582)	11,043	522	—	10,983
Sales and marketing	46	5,876	145	—	6,067
General and administrative	11,457	6,670	578	—	18,705
Total operating expenses	10,921	23,589	1,245	—	35,755
Loss from operations	(10,921)	(13,120)	(1,895)	—	(25,936)
Interest and other income / (expense), net
Interest income / (expense), net	1	(1,722)	(95)	—	(1,816)
Foreign exchange transaction gain / (loss)	(5)	(18)	(6)	—	(29)
Gain / (loss) on disposal of fixed assets	(24)	(47)	34	—	(37)
Other income / (expense)	41	(105)	64	—	—
Total interest and other income / (expense), net	13	(1,892)	(3)	—	(1,882)
Loss from operations before income taxes	(10,908)	(15,012)	(1,898)	—	(27,818)
Income tax provision	130	(27)	111	—	214
Net loss	(11,038)	(14,985)	(2,009)	—	(28,032)
Other comprehensive income / (loss)
Foreign currency translation adjustment		(69)	(81)	—	(150)
Comprehensive loss	(11,038)	(15,054)	(2,090)	—	(28,182)

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2015

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Net revenues	—	28,028	224	28,252
Cost of revenues
License fees and revenue share	—	20,047	63	20,110
Other direct cost of revenues	—	1,020	990	2,010
Total cost of revenues	—	21,067	1,053	22,120
Gross profit	—	6,961	(829)	6,132
Operating expenses
Product development	232	7,013	660	7,905
Sales and marketing	32	2,436	465	2,933
General and administrative	13,683	5,053	295	19,031
Total operating expenses	13,947	14,502	1,420	29,869
Loss from operations	(13,947)	(7,541)	(2,249)	(23,737)
Interest and other income / (expense), net
Interest income / (expense), net	(117)	286	(403)	(234)
Foreign exchange transaction gain / (loss)	4	29	(1)	32
Loss on settlement of debt	(247)	238	—	(9)
Gain on disposal of fixed assets	—	2	—	2
Other income / (expense)	42	(20)	24	46
Total interest and other income / (expense), net	(318)	535	(380)	(163)
Loss from operations before income taxes	(14,265)	(7,006)	(2,629)	(23,900)
Income tax provision	(147)	(774)	1,668	747
Net loss	(14,118)	(6,232)	(4,297)	(24,647)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	147	—	147
Comprehensive loss	(14,118)	(6,085)	(4,297)	(24,500)

Condensed Consolidated Statement of Cash Flows
For the year ended March 31, 2017

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(11,980)	(11,436)	(848)	(24,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	6,227	1,929	8,170
Change in allowance for doubtful accounts	—	68	65	133
Amortization of debt discount	1,256	—	—	1,256
Amortization of debt issuance costs	—	—	—	—
Accrued interest	133	(97)	—	36
Stock-based compensation	3,748	—	—	3,748
Stock-based compensation for services rendered	398	—	—	398
Impairment of intangible assets	—	—	757	757
Change in fair value of convertible note embedded derivative liability	(475)	—	—	(475)
Change in fair value of warrant liability	(147)	—	—	(147)
Loss on extinguishment of debt	—	293	—	293
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	(156)	(177)	2	(331)
Accounts receivable	25	1,533	(725)	833
Deposits	—	12	80	92
Deferred tax assets	148	—	—	148
Prepaid expenses and other current assets	(80)	142	11	73
Increase / (decrease) in liabilities:
Accounts payable	(233)	4,701	100	4,568
Accrued license fees and revenue share	—	(1,236)	143	(1,093)
Accrued compensation	575	(759)	(96)	(280)
Other current liabilities	(1,091)	714	(502)	(879)
Other non-current liabilities	(31)	—	—	(31)
Intercompany movement of cash	(15,161)	15,789	(628)	—
Net cash used in operating activities	(23,057)	15,774	288	(6,995)

Cash flows from investing activities
Capital expenditures	—	(1,595)	—	(1,595)
Proceeds from sale of cost method investment in Sift	999	—	—	999
Net cash used in investing activities	999	(1,595)	—	(596)

Cash flows from financing activities
Cash received from issuance of convertible notes	16,000	—	—	16,000
Repayment of debt obligations	—	(11,000)	—	(11,000)
Payment of debt issuance costs	(407)	(1,976)	—	(2,383)
Options exercised	11	—	—	11
Net cash provided in financing activities	15,604	(12,976)	—	2,628

Effect of exchange rate changes on cash	—	(336)	217	(119)

Net change in cash	(6,454)	867	505	(5,082)

Cash, beginning of period	6,712	4,466	53	11,231

Cash, end of period	258	5,333	558	6,149

Condensed Consolidated Statement of Cash Flows
For the year ended March 31, 2016

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(11,038)	(14,985)	(2,009)	(28,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	10,203	762	10,974
Change in allowance for doubtful accounts	—	(234)	—	(234)
Amortization of debt discount	470	—	—	470
Accrued interest	—	12	—	12
Stock-based compensation	5,095	—	—	5,095
Stock-based compensation for services rendered	867	—	—	867
Stock issued as settlement of a liability	283	—	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	200	—	—	200
Accounts receivable	(24)	(5,044)	(43)	(5,111)
Deposits	9	5	(118)	(104)
Deferred tax assets	(418)	—	—	(418)
Deferred financing costs	—	—	—	—
Prepaid expenses and other current assets	(171)	188	40	57
Increase / (decrease) in liabilities:
Accounts payable	(797)	11,789	(3,684)	7,308
Accrued license fees and revenue share	—	2,789	—	2,789
Accrued compensation	(1,071)	1,619	(1,379)	(831)
Other liabilities and other items	(398)	675	(671)	(394)
Intercompany movement of cash	(4,013)	(3,054)	7,067	—
Net cash used in operating activities	(10,997)	3,963	(35)	(7,069)

Cash flows from investing activities
Capital expenditures	—	(1,549)	—	(1,549)
Net cash proceeds from investment in Sift	875	—	—	875
Net cash used in investing activities	875	(1,549)	—	(674)

Cash flows from financing activities
Repayment of debt obligations	—	(600)	—	(600)
Options exercised	51	—	—	51
Stock issued for cash in stock offering, net	12,627	—	—	12,627
Net cash provided in financing activities	12,678	(600)	—	12,078

Effect of exchange rate changes on cash	—	(173)	—	(173)

Net change in cash	2,556	1,641	(35)	4,162

Cash, beginning of period	4,156	2,825	88	7,069

Cash, end of period	6,712	4,466	53	11,231

Condensed Consolidated Statement of Cash Flows
For the year ended March 31, 2015

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(14,118)	(6,232)	(4,297)	(24,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	1,100	996	2,108
Change in allowance for doubtful accounts	—	698	—	698
Amortization of debt discount	—	34	—	34
Accrued interest	—	77	—	77
Fair value of financing costs related to conversion options	—	—	—	—
Stock-based compensation	5,850	—	—	5,850
Stock-based compensation for services rendered	490	—	—	490
(Increase) / decrease in assets:
Accounts receivable	—	(350)	(56)	(406)
Deposits	(9)	(96)	42	(63)
Deferred tax assets	3,156	—	—	3,156
Prepaid expenses and other current assets	(27)	(142)	27	(142)
Increase / (decrease) in liabilities:
Accounts payable	1,323	(1,924)	222	(379)
Accrued license fees and revenue share	—	3,033	(45)	2,988
Accrued compensation	136	278	(89)	325
Other current liabilities	2,319	(7,227)	319	(4,589)
Intercompany movement of cash	(14,565)	11,600	2,965	—
Net cash used in operating activities	(15,433)	849	84	(14,500)

Cash flows from investing activities
Capital expenditures	—	(67)	—	(67)
Settlement of contingent liability	(49)	—	—	(49)
Cash used in acquisition of assets	(2,125)	—	—	(2,125)
Cash acquired with acquisition of subsidiary	1,363	—	—	1,363
Net cash used in investing activities	(811)	(67)	—	(878)

Cash flows from financing activities
Options exercised	136	—	—	136
Warrants exercised	375	—	—	375
Net cash provided in financing activities	511	—	—	511

Effect of exchange rate changes on cash	—	131	—	131

Net change in cash	(15,733)	913	84	(14,736)

Cash, beginning of period	19,889	1,912	4	21,805

Cash, end of period	4,156	2,825	88	7,069

19.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancelable operating leases expiring in various years through 2024.
Following is a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2018	$943
2019	804
2020	959
2021	923
2022	717
Thereafter	1,347
Total Minimum Lease Payments	$5,693
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $819, $804 and $629, for the years ended March 31, 2017, 2016, and 2015, respectively.
Other Obligations
As of March 31, 2017, the Company was obligated for payments under various employment contracts with initial terms greater than one year at March 31, 2017. Annual payments relating to these commitments at March 31, 2017 are as follows:

Year ending March 31,
2018	$800
2019	150
Total Minimum Payments	$950
The Company is not obligated for payments beyond fiscal 2018.
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

20.    Supplemental Consolidated Financial Information

Unaudited Quarterly Results
The following tables set forth our quarterly consolidated statements of operations in dollars for each quarter of fiscal 2017 and 2016. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(in thousands, except per share amounts)
Net revenues	$22,397	$22,285	$22,832	$24,039	$23,032	$24,089	$20,734	$18,686
License fees and revenue share	16,192	17,039	17,797	19,224	17,296	18,569	16,099	14,221
Other direct cost of revenues	2,298	1,878	1,882	1,880	2,084	1,704	4,558	2,191
Gross profit	3,907	3,368	3,153	2,935	3,652	3,816	77	2,274
Total operating expenses	7,761	8,778	9,460	9,384	9,028	9,081	8,221	9,425
Loss from operations	(3,854)	(5,410)	(6,307)	(6,449)	(5,376)	(5,265)	(8,144)	(7,151)
Interest income / (expense), net	(599)	(725)	(622)	(682)	(449)	(471)	(405)	(491)
Foreign exchange transaction gain / (loss)	(75)	(9)	(1)	(3)	(9)	(8)	(13)	1
Change in fair value of convertible note embedded derivative liability	(1,948)	2,853	(430)	—	—	—	—	—
Change in fair value of convertible note embedded derivative liability	(650)	937	(140)	—	—	—	—	—
Loss on extinguishment of debt		—	(293)	—	—	—	—	—
Gain / (loss) on disposal of fixed assets	—	—	—	—	(6)	(8)	—	(23)
Other income / (expense)	(102)	68	15	18	(20)	(8)	11	17
Loss from operations before income taxes	(7,228)	(2,286)	(7,778)	(7,116)	(5,860)	(5,760)	(8,551)	(7,647)
Income tax provision	(303)	300	(437)	296	(32)	3	(229)	472
Net loss, net of taxes	(6,925)	(2,586)	(7,341)	(7,412)	(5,828)	(5,763)	(8,322)	(8,119)
Basic and diluted net loss per common share	$(0.10)	$(0.04)	$(0.11)	$(0.11)	$(0.09)	$(0.09)	$(0.14)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	66,595	66,634	66,457	66,286	66,278	65,979	57,274	57,388

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
Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade receivables
2017	Allowance for doubtful accounts	$464	$494	$361	$597
2016	Allowance for doubtful accounts	698	132	366	$464
2015	Allowance for doubtful accounts	—	505	(193)	$698

21.    Subsequent Events
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial (65%) pledges of stock of non-US subsidiaries. The Company’s subsidiaries Digital Turbine USA and Digital Turbine Media are co-borrowers. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants, measured on a monthly basis:
(1) Maintain a Current Ratio of at least 0.65, defined as unrestricted cash plus accounts receivable, divided by all current liabilities.
(2) Revenue must exceed 85% of projected quarterly revenue.
In addition to the the terms noted above, the Credit Agreement contains other customary covenants, representations, indemnities, and events of default. In addition, the Credit Agreement generally prohibits the Company and its subsidiaries who are borrowers (Digital Turbine Media, Inc. and Digital Turbine USA, Inc.) from paying dividends or distributions, except for distributions by any of the borrower subsidiaries to the Company. The Credit Agreement requires that at least two-thirds (2/3rds) of the holders of the Company’s 8.75% Convertible Notes due 2020 (“Notes”) issued under its September 28, 2016 Indenture, with US Bank as trustee, as amended (the “Indenture”) at all times be subject to subordination agreements with the Bank, which were obtained in connection with the solicitation of consents for the Second Supplemental Indenture. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement , dated September 28, 2016, with US Bank as warrant agent (the “Warrant Agreement”), related to the Warrants that were issued in connection with the Notes in September 2017. The principal changes effected by the Supplemental Indenture are that from and after the determination of the Measured Price (as defined below), the Conversion Rate (as defined in the Indenture) of the Notes shall be adjusted to be equal to $1,000 divided by the Measured Price, subject to the adjustment as set forth in the Indenture. The "Measured Price" means the dollar amount calculated as follows:
(A) If the sum of (i) the simple average of the Daily VWAP (as defined in the Indenture) for the Company’s Common Stock for all of the consecutive VWAP Trading Days (as defined in the Indenture) that occur during a measurement period (essentially, the period between the 90th and 120th days after the effective date of the Second Supplemental Indenture) plus (ii) ten percent (10%) of the amount determined under clause (i) (the “Measured Sum”) is greater than or equal to $1.00 but less than or equal to $1.364 (which is the original conversion price of the Notes immediately prior to the Second Supplemental Indenture and at original issuance), then the Measured Price shall be the Measured Sum;
(B) if the Measured Sum is less than $1.00, then the Measured Price shall be $1.00; and (C) if the Measured Sum is greater than $1.364, then the Measured Price shall be $1.364.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.  As a result, the disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls Over Financial Reporting
Barrett Garrison became our Chief Financial Officer after the resignation of Andrew Schleimer, our prior Chief Financial Officer.
See "Completed Actions" subsection below which summarizes additional changes in internal controls over financial reporting.
Other than as described above, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Material Weakness
Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that in the aggregate represent a material weakness, including weaknesses around review and performance of reconciliations during the close process. Additionally, we have identified deficiencies in the design and operations of our controls over information technology that impact the financial statements that represent a material weakness relating to deficiencies in control design, including lack of formal documentation of controls, and monitoring.
In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended March 31, 2017 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficiency and cash flows for the periods presented.

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
Remedial Actions
The material weakness we identified associated with the Financial Close and Reporting process arises primarily from (i) a lack of a sufficient accounting and financial reporting personnel able to implement formal accounting policies with an appropriate level of accounting knowledge and Company specific experience commensurate with our financial reporting requirements, and (ii) inadequate accounting systems including information technology systems directly related to financial statement processes and a heavy reliance on manual processes.
The lack of staff resources and financial expertise arose as a result of employee turnover and our inability to timely fill accounting and financial-related positions. We have since filled open positions with qualified replacements and continue to more fully develop the technical expertise of our existing staff and newly hired staff. During fiscal 2017, we had engaged additional outside accounting consultants with significant technical accounting expertise to bolster our U.S. GAAP expertise until and after we had been successful in bringing the expertise in-house.
In addition, we have implemented both a consolidated accounting ERP system across the entire organization and stock option accounting software that will enhance our capabilities and efficiencies across many accounting disciplines, particularly as it relates to consolidation of financial information, foreign currency translation, and share-based compensation.
Many of the remedial actions we have taken are very recent, and other remedial actions are yet to be implemented including the training of newly hired personnel. Because many of the remedial actions taken are very recent, management will not be able to conclude that the material weakness has been eliminated until the controls have been successfully operated and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.
Management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weakness identified above, with other planned actions to be taken over the next 12 months to remediate the material weakness.
Completed Actions

•	Hired a Chief Financial Officer, "CFO," on September 12, 2016 with a strong background in internal control design and implementation in a public company environment

•
Completed the evaluation and hiring of additional accounting and finance headcount resources globally to ensure that resources are sufficient to meet the accounting and finance requirements of the Company

•	Finalized the system implementation for the Company's new ERP accounting system

•	Finalized the system implementation related to the Company's new stock option tracking, accounting, and disclosure tool

•	Implemented a billing and disbursements system that is integrated with the Company's ERP system

•	Completed documentation of internal control procedures, inclusive of new controls with an emphasis on additional documented review and approval procedures, for significant accounting areas

•	Completed documentation of internal control procedures, inclusive of new controls, around information technology that have an impact on financial reporting

•	Engaged an independent third party consulting firm to conduct internal control testing and to provide assistance with control remediation

Planned Actions

•
Develop and execute a plan to fully implement and effectively operate the key controls identified through the completion of the documentation of internal control procedures over all significant accounting areas and information technology that have an impact on financial reporting

•
Implement a cyclical process for evaluating and testing the control environment to help ensure any future key control failures will be identified on a timely basis, and allow for the possibility of immediate detection and remediation

•	Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements
The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2017 because of the material weakness described above.
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
The information required by this item is incorporated by reference to our Proxy Statement or 10K/A for the 2017 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (or Form 10-K/A).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	71

Consolidated Financial Statements:
Consolidated Balance Sheets	74
Consolidated Statements of Operations	75
Consolidated Statement of Comprehensive Loss	75
Consolidated Statements of Stockholders' Equity	76
Consolidated Statements of Cash Flows	77
Notes to Consolidated Financial Statements	78
The supplementary financial information required by this Item 8 is set forth in Note 20 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

2. Financial Statement Schedules
Unaudited Quarterly Results and Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2017, 2016, and 2015 is included in Note 20 of Notes to Consolidated Financial Statements included in Part II Item 8 "Financial Statements and Supplementary Data." All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: June 14, 2017
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 14, 2017
Robert Deutschman

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 14, 2017
Barrett Garrison

/s/ David Wesch	Chief Accounting Officer (Principal Accounting Officer)	June 14, 2017
David Wesch

/s/ Mohan Gyani	Director	June 14, 2017
Mohan Gyani

/s/ Christopher Rogers	Director	June 14, 2017
Christopher Rogers

/s/ Jeffrey Karish	Director	June 14, 2017
Jeffrey Karish

/s/ Paul Schaeffer	Director	June 14, 2017
Paul Schaeffer

Exhibit No.	Description

2.1
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

4.4
Indenture for 8.75% Convertible Notes, due 2020, dated as of September 28, 2016, between the Company, certain guarantors and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.4.1
First Supplemental Indenture for 8.75% Convertible Notes, due 2020, dated as of January 12, 2017, between the Company, certain guarantors and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-1/A (File No. 333-214321), filed with the Commission on January 23, 2017.

4.4.2
Second Supplemental Indenture for 8.75% Convertible Notes, due 2020, dated as of May 23, 2017, between the Company, certain guarantors and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

4.5
Warrant Agreement, dated as of September 28, 2016, between the Company and U.S. Bank National Association as warrant agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.5.1
First Amendment to Warrant Agreement, dated as of May 23, 2017, between the Company and U.S. Bank National Association as warrant agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

4.6
Registration Rights Agreement, dated as of September 28, 2016, by the Company and certain guarantors entities, incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.7	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016

10.1	2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. †

10.1.1	Form of Non-Qualified Stock Option Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007†

10.1.2	Amendment to 2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.1.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008. †

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

10.28
Third Amendment to Third Amended and Restated Loan and Security Agreement effective June 28, 2016 between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No.001-35958) filed with the Commission on June 30, 2016.

10.29
Initial Purchaser Agreement, dated as of September 28, 2016, between the Company and BTIG, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

10.30	Letter Agreement with Silicon Valley Bank, dated August 12, 2016 *

10.31	Security Agreement (Cash) with Silicon Valley Bank, dated August 12, 2016 *

10.32
Software as a Service Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-214321), filed January 6, 2017††

10.33
Business Financing Agreement, dated May 23, 2017, between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc. and Western Alliance Bank, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

10.34
Employment Agreement between the Company and Barrett Garrison, dated September 12, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.†

12.1	Ratio of Earnings to Fixed Charges *

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

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
†† Confidential treatment requested and received as to certain portions