Form 10-K/A
period 2017-03-31
Digital Turbine, Inc.
filed 2017-07-28
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
Commission File Number: 001-35958

DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Guadalupe Street Suite #302 Austin, TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Name of Each Exchange on Which Registered)
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
As of May 30, 2017, the Company had 66,609,711 shares of its common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Original Filing”) of Digital Turbine, Inc., which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017.  We are filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K not included in the Original Filing.As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

PART II

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	X

Consolidated Financial Statements:
Consolidated Balance Sheets	X
Consolidated Statements of Operations and Comprehensive Income / (Loss)	X
Consolidated Statements of Stockholders' Equity	X
Consolidated Statements of Cash Flows	X
Notes to Consolidated Financial Statements	9
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
The following table sets forth the names, ages and positions of our directors and executive officers as of July 28, 2017. Each director serves for a term of one year or until he or she is removed or resigns, or a successor is duly elected and qualified. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Robert Deutschman	60	Chairman of the Board
Christopher Rogers	59	Director
Jeffrey Karish	43	Director
Mohan Gyani	66	Director
Paul Schaeffer	70	Director
William Stone III	49	Chief Executive Officer
Barrett Garrison	41	Executive Vice President and Chief Financial Officer
David Wesch	30	Acting Chief Accounting Officer
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

Jeffrey Karish. Mr. Karish has been a member of our Board of Directors since May 23, 2013. Mr. Karish is a member of the leadership team at the Heritage Group, a private holding and investment company with an emphasis on healthcare and medical research. Mr. Karish was the former President of Windsor Media LLC, subsequent to having served as the company’s Executive Vice President and acting General Counsel with a focus on investing and finance which included private equity funding, early stage venture capital funding and general investment management of a significant portfolio of fixed income assets. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo with a primary focus in strategic growth initiatives and M&A. Prior to Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish currently sits on the board of another public company, Banc of California. Mr. Karish holds a J.D. from Harvard University, a Masters of Philosophy in International Relations from Cambridge University, and a B.A. in History from UC Berkeley. The board of directors appointed Mr. Karish to serve as a director based on the entirety of his experience and skills, although the board noted specifically his extensive management and financial experience and background in strategic advising and mergers and acquisitions for companies.
Mohan Gyani. Mr. Gyani joined our Board of Directors in January 2016. Mr. Gyani is a private investor and beginning in 2005, has served in various capacities, the most recent of which was vice chairman, at Mobileum Inc., which designs and develops roaming services and telco big data analytics solutions to mobile network operators in the United States and internationally. From 2000 to 2003, Mr. Gyani served as president and chief executive officer of AT&T Wireless Mobility Services, Inc., a telecommunications company, and as senior advisor to the chairman and chief executive officer through 2004. From 1995 to 1999, Mr. Gyani was executive vice president and chief financial officer of AirTouch Communications, Inc., a wireless telephone service provider. Upon the acquisition of AirTouch by Vodafone, Mr. Gyani served as executive Director on the Board of Vodafone AirTouch and as its head of strategy and M&A until July 1999. Prior to AirTouch Communications, Mr. Gyani spent 15 years with Pacific Telesis Group, Inc., parent of Pacific Bell, a telecommunications company, where he held various financial and operational positions. Currently, Mr. Gyani serves on the board of directors of Blackhawk Network Holdings, Inc. (Nasdaq: Hawk), a provider of prepaid payments products. He also serves on the board of directors of IDEA Cellular, a wireless service provider, and MUFG Union Bank, N.A and its financial holding company, MUFG Americas Holdings Corporation, as well as the boards of other private companies that are in the wireless mobile space. Previously, from March 2011 to July 2015, Mr. Gyani served as a director of Audience, Inc., a provider of intelligent voice and audio solutions, and as chairman from August 2011 to July 2015; from June 2007 to June 2010, he served on the board of directors of Mobile Telesystems, Inc., a cell phone operator; from March 2002 to August 2013, he served on the board of directors of Keynote Systems, Inc., a mobile and web cloud testing and monitoring company; and from October 2004 to February 2015, he served on the board of directors of Safeway, Inc., a retail food and drug company. Mr. Gyani holds a B.A. and an M.B.A. from San Francisco State University. The board of directors appointed Mr. Gyani to serve as a director based on the entirety of his experience and skills, although the board noted specifically his broad knowledge of the wireless industry, extensive industry relationships, and deep experience serving on public and private company boards.
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

Executive Officers
Biographical information regarding Mr. Stone is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Directors”.
Barrett Garrison. Mr. Garrison became our Executive Vice President and Chief Financial Officer in September 2016. Mr. Garrison was the Chief Financial Officer of Competitor Group, Inc., a media and event company in the active lifestyle industry, from March 2014 to March 2015; the Chief Financial Officer of Netspend, a division of TSYS Company, a leading provider of reloadable prepaid debit cards, from June 2013 to March 2014, and the Treasurer/VP of Finance from October 2008 to June 2013. Prior to his Netspend position, Mr. Garrison served in senior financial roles at Dell Financial Services, Seiko Instruments International and Austaco, Inc. Mr. Garrison has a Master of Business Administration with a concentration in Finance from St. Edwards University and a Bachelor of Business Administration in Finance from The University of New Mexico, Robert O. Anderson School of Management.
David Wesch. Mr. Wesch has served as the Acting Chief Accounting Officer of the Company since June 13, 2016. Mr. Wesch is a Certified Public Accountant with over 7 years of diversified experience, spanning across public accounting and various industries, including technology, manufacturing, and oil and gas, with a focus primarily on technology. Prior to joining Digital Turbine, Inc., Mr. Wesch was a Manager at BDO USA, LLP where he led teams of up to 10 individuals and managed audits of both large public and private companies. Since joining the Company in May 2015, Mr. Wesch has served as the Accounting & SEC Financial Reporting Manager. Mr. Wesch holds a Bachelor and Master’s degree in Accounting, with honors, from The McCombs School of Business at The University of Texas at Austin. Mr. Wesch’s expertise includes strong knowledge of US GAAP, revenue recognition, internal and external financial reporting, the development and implementation of entity-wide controls and processes within the public company environment ensuring ongoing compliance with SOX 404.
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

Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2017, all of our executive officers, directors and significant stockholders complied with all applicable filing requirements except that David Wesch filed one late Form 3 and two late Form 4 filings.

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
Administration and Process
Our executive compensation program is administered by the Compensation Committee. The Compensation Committee may engage compensation consultants as needed. Historically, base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Narrative Disclosure to Summary Compensation Table”) and we expect that to continue in the future. With respect to our chief executive officer and chief financial officer, the Compensation Committee establishes milestone performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers, and the conditions of the markets in which we operate.
In determining executive compensation for fiscal year 2017, the Compensation Committee’s goal was to reward the named executive officers for an increase in their respective responsibilities, and Company-wide and individual performance. We believe that this policy is intended to assure that our compensation practices are competitive with those in the industry. The Compensation Committee also periodically reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. Our chief executive officer may also assist the Compensation Committee in determining compensation for the other named executive officers.

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
Our Compensation Committee may review total compensation to see if it generally falls in line with peer companies and may also look at overall market data. During fiscal year 2017, the Compensation Committee considered compensation, including termination provisions and potential payments upon termination or change in control, that would make it possible to hire and retain executive officers for the Company.
Role of Compensation Consultant
For fiscal year 2016, the Compensation Committee engaged a professional compensation consultant, Mercer, an industry leading global human resources consulting firm, to provide advice and assist the Compensation Committee in (i) reviewing and analyzing compensation of the chief executive officer and chief financial officer and Board of Director compensation and (ii) reviewing and analyzing market data related to our executive officers' base salaries and total cash and direct compensation, including short-term and long-term incentive awards. Mercer reported directly to the Compensation Committee and did not provide any services to the Company or its management in fiscal year 2016 or 2017 other than those provided to the Compensation Committee described above. The Compensation Committee considered factors relevant to Mercer’s independence, such as other services provided by and fees paid to Mercer.
Pursuant to its review, Mercer reviewed from its 2014 executive remuneration survey high-tech organizations with revenue less than $325 million, publicly traded organizations with revenues less than $225 million and all organizations with revenues between $15 million and $60 million, noting that high-tech and publicly traded organizations are larger than the Company. Mercer assessed that the Company’s total direct executive compensation was generally with the median of high-tech organizations, below the median of publicly traded organizations and above the 75th percentile of the $15 to $60 million revenue market. Mercer recommended implementing annual equity incentive awards to strengthen the linkage between executive compensation and long-term organizational performance. The Company has taken action during each fiscal year subsequent to Mercer's recommendation to address such recommendation by issuing Company-wide annual stock option grants.
Base Salary
We pay our executives a base salary pursuant to their employment agreements, which usually have terms of two years. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established, in part, based on the executive’s individual position, responsibility, experience, skills, historic salary levels and the executive’s performance during the prior year. We are also seeking over a period of years to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.
Mr. Stone's annual salary remained at $500,000 during fiscal year 2017, which is based on his amended employment agreement dated May 26, 2016. We believe that his salary continues to be commensurate with his responsibilities. On August 31, 2016, the Company entered into an employment agreement with Barrett Garrison as Executive Vice President and Chief Financial Officer pursuant to which he received an annual salary of $300,000. On June 14, 2016, the Company appointed David Wesch as its acting Chief Accounting Officer for which he received an annual salary of $150,000.
We believe that our salary levels are sufficient, and similar to comparable companies, to retain our existing executive officers and hire new executive officers when and as required.

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
Mr. Stone, pursuant to his amended employment agreement for each fiscal year 2017 and 2018, he was and will be eligible to receive an annual incentive bonus of up to 100% of his salary for that period subject to satisfaction of certain performance-related milestones specified in the Amendment and up to an additional 50% of his salary at the discretion of the compensation committee based on extraordinary financial and business performance. The milestones for fiscal year 2017 were based on the Company’s achievement of adjusted EBITDA and revenue targets and the milestones for fiscal year 2018 are based on revenue and the Company’s achievement of non-GAAP measures of consolidated earnings such as EBITDA or adjusted EBITDA, as further specified in the Amendment.
Mr. Garrison, pursuant to his employment agreement, is eligible to receive a bonus based on corporate performance criteria, and personal performance criteria in the discretion of the Compensation Committee. The corporate performance criteria were, for the remainder of fiscal year ended March 31, 2017, based on previously budgeted Company revenue and Adjusted EBITDA targets. A similar structure applies for the balance of the term of the Agreement, except that the Compensation Committee may use, instead of Adjusted EBITDA, a different measure that it determines to be the most important earnings measure used publicly by the Company (for example, EBITDA without adjustment), and will also determine the target level of revenue and of such earnings measure. The Compensation Committee will first consult with Mr. Garrison prior to making such determinations.
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
Mr. Stone, pursuant to his amended employment agreement, was granted stock options to purchase an aggregate of 100,000 shares of our common stock with a grant date fair value $82,000. Mr. Garrison, pursuant to his employment agreement, was granted stock options to purchase an aggregate of 450,000 shares of our common stock with a grant date fair value $436,500. For fiscal year 2017 service and performance, we granted to Mr. Stone, Mr. Garrison, and Mr. Wesch stock options to purchase an aggregate of 247,500, 135,000 and 111,675, respectively, shares of our common stock with grant date fair values of $111,687, $60,920 and $59,354, respectively.
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
The Company, through the Compensation Committee, intends to attempt to qualify executive compensation as tax deductible to the extent feasible and where it believes it is in our best interests and in the best interests of our shareholders. However, the Compensation Committee does not intend to permit this tax provision to distort the effective development and execution of our compensation program. Thus, the Compensation Committee is permitted to and will continue to exercise discretion in those instances in which mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of our shareholders. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.
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
Impact of Shareholder Advisory Vote
At our 2017 annual meeting, our shareholders approved, in a non-binding advisory vote,  our current executive compensation with 92% of all shares present, in person or by proxy, at the annual meeting and entitled to vote thereon affirmatively giving their approval (with broker non-votes having no effect on the vote). Accordingly, we believe that this vote affirms our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.
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
Submitted by the Compensation Committee on July 28, 2017:

•	Jeffrey Karish

•	Christopher Rogers

•	Mohan Gyani

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal year 2017. No member of the Compensation Committee is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has or had one or more executive officers who served as a director or member of the Compensation Committee during the fiscal year ended March 31, 2017.
SUMMARY COMPENSATION TABLE
The following compensation table sets forth information concerning aggregate compensation earned by or paid to (i) the individual serving as our Chief Executive Officer during our fiscal year ending March 31, 2017, (ii) the individual serving as our Chief Financial Officer during our fiscal year ending March 31, 2017, (iii) the individual serving as our former Chief Financial Officer during our fiscal year ending March 31, 2017, (iv) the one additional most highly compensated individual who were serving as executive officers on the last day of our fiscal year ending March 31, 2017. We refer to these individuals, collectively, as our “named executive officers”.

Name and Position (1)	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
William Stone III (3)	2017	500,000	100,000	193,687	14,772	808,459
Chief Executive Officer and previous President and Chief Operating Officer	2016	500,000	—	213,500	2,541	716,041
	2015	424,375	188,000	1,029,500	25,625	1,667,500
Barrett Garrison (4)	2017	167,115	—	497,420	21,895	686,430
Executive Vice President and Chief Financial Officer
Andrew Schleimer (5)	2017	183,489	—	—	30,318	213,807
Former Executive Vice President and Chief Financial Officer	2016	341,667	113,173	128,100	2,667	585,607
	2015	219,423	137,500	1,137,000	25,652	1,519,575
David Wesch (6)	2017	142,500	—	59,354	4,957	206,811
Acting Chief Accounting Officer

(1)	The Company determined there were no other individuals within the Company who met the requirements for disclosure.

(2)
The amounts in the “Option Awards” column relate to grants of stock options made under the Company’s stock option plans. With respect to each stock option grant, the amounts disclosed generally reflect the fair value of the option award as of the grant date for all options issued in the respective fiscal year, in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation.” Generally, ASC Topic 718 “Compensation-Stock Compensation” requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 sets forth the relevant assumptions used to determine the valuation of our stock option awards. Vesting schedules for unvested stock grants for each officer are described below under “Narrative Disclosure to Summary Compensation Table.”

(3)
During the fiscal year ended March 31, 2017, Mr. Stone was granted stock options on May 26, 2016 and February 2, 2017 to purchase 100,000 and 247,500 shares of common stock of the Company, respectively, with grant date fair values of $82,000 and $111,687, respectively. During fiscal year 2017, in connection with the new employment agreement, Mr. Stone received a one-time $100,000 signing bonus. Also during fiscal year 2017, Mr. Stone did not receive a performance bonus due to his bonus targets not being met. During the fiscal year ended March 31, 2016, Mr. Stone was granted stock options on December 9, 2015 to purchase 175,000 shares of common stock of the Company with a grant date fair value of $213,500. During the year ended March 31, 2015, Mr. Stone received a $100,000 signing bonus in connection with his employment agreement to become chief executive officer. Mr Stone was also awarded, and the Company recorded, a bonus of $88,000 for the year ended March 31, 2015, but it was reversed in a subsequent period based on the Company’s subsequent performance. During the year ended March 31, 2015, Mr. Stone was granted stock options on July 8, 2014 and September 10, 2014 to purchase 200,000 and 50,000 shares of common stock of the Company, respectively, with a grant date fair value of $758,000 and $271,500, respectively. Amounts under "All Other Compensation" represent Company paid health benefits.

(4)
Mr. Garrison was appointed as our Executive Vice President and Chief Financial Officer on August 31, 2016, with an effective start date of September 12, 2016. Pursuant to his employment agreement, on September 12, 2016, Mr. Garrison was granted options to purchase 450,000 shares of common stock of the Company with a grant date fair value of $436,500. On February 2, 2017, Mr. Garrison was granted stock options to purchase 135,000 shares of common stock of the Company with a grant date fair value of $60,920. Pursuant to his employment, Mr. Garrison is eligible to receive an annual performance bonus of up to 50% of his base salary. Mr. Garrison’s bonus opportunity is based on corporate performance criteria, and personal performance criteria in the discretion of the Compensation Committee of the Company. The corporate performance criteria were, for the remainder of the current fiscal year ended March 31, 2017, based on previously budgeted Company revenue and Adjusted EBITDA targets. During fiscal year 2017, Mr. Garrison did not receive a performance bonus due to his bonus targets not being met. A similar structure applies for the balance of the term of the Agreement, except that the Compensation Committee may use, instead of Adjusted EBITDA, a different measure that it determines to be the most important earnings measure used publicly by the Company (for example, EBITDA without adjustment), and will also determine the target level of revenue and of such earnings measure. The Compensation Committee will first consult with Mr. Garrison prior to making such determinations. Amounts under "All Other Compensation" represent Company paid health benefits of $6,434 and relocation expense reimbursement of $15,461.

(5)
Mr. Schleimer was appointed as our Chief Financial Officer on July 8, 2014. During the fiscal year ended March 31, 2107, Mr Schleimer's employment agreement expired on July 8, 2016, where he no longer had an agreement but continued to be paid based on an annual salary of $400,000. Mr. Schleimer resigned from the Company effective September 12, 2016. During the fiscal year ended March 31, 2016, Mr. Schleimer's salary was increased on November 1, 2015 from $300,000 to $400,000 for purposes of retention and based on Mr. Schleimer’s continuing contributions to the Company’s performance, and on December 9, 2015 he was granted stock options to purchase 105,000 shares of common stock of the Company with a grant date fair value of $128,100. During the fiscal year ended March 31, 2015, Mr. Schleimer was granted options to purchase 300,000 shares of common stock of the Company with a grant date fair value of $1,137,000. During fiscal years 2015 and 2016, Mr. Schleimer was eligible to receive an annual  performance bonus of up to 50% of his base salary. Mr. Schleimer’s bonus opportunity was based on corporate performance criteria, and personal performance criteria. The corporate performance criteria were based on previously budgeted Company revenue and Adjusted EBITDA targets and the personal performance criteria were based on five factors related to different operational and financial aspects of the Company’s finance and accounting functions listed in his employment agreement. Mr. Schleimer’s annual bonus was paid based on the determination by the Compensation Committee that substantial progress had been achieved toward ultimate completion of such criteria. Amounts under "All Other Compensation" represent Company paid health benefits of $7,242 and vacation payout of $26,076. In connection with Mr. Schleimer's resignation on September 12, 2016, of the 105,000 and 300,000 stock option grants, all stock option grants have since been cancelled.

(6)
Mr. Wesch was appointed as our acting Chief Accounting Officer on June 14, 2016. During the fiscal year ended March 31, 2017, Mr. Wesch was granted stock options on June 9, 2016, November 2, 2016, January 10, 2017, and February 2, 2017 to purchase 30,000, 25,000, 20,000, and 36,675 shares of common stock of the Company, respectively, with grant date fair values of $23,700, $10,212, $8,892 and $16,550, respectively. Amounts under "All Other Compensation" represent Company paid health benefits.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE
Employment Agreement with William Stone III.
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
In connection with entering into the agreement, the vesting (but not the exercise price) of the 200,000 options granted to Mr. Stone, who previously was the Company's President and Chief Operating Officer, on July 8, 2014 was adjusted so that 50,000 options vest on the one-year anniversary of the original grant date (i.e., July 8, 2015), 150,000 options vest on a monthly basis over the 3 years following the first anniversary, and all unvested options granted will vest immediately upon a change of control of the Company. The estimated incremental fair value associated with the 50,000 options was less than $10,000. In addition, on the effective date of the agreement, Mr. Stone received a grant of a new stock option to purchase 50,000 shares of common stock of the Company at an exercise price equal to the closing price of the Company’s common stock on September 10, 2014 under the Company’s equity incentive plan, which vests as follows: 12,500 options vest on the one-year anniversary of the grant date, 37,500 options vest on a monthly basis over the 3 years following the first anniversary of the grant date, and all unvested options will vest immediately upon a change of control of the Company.

CEO Amended Employment Agreement. On May 26, 2016, we entered into an amendment to the employment agreement with William Stone originally entered into on September 9, 2014. The amendment extends the term until March 31, 2018. Mr. Stone received a one-time $100,000 signing bonus and is eligible for a performance bonus opportunities based on the following criteria:

•
Mr. Stone would receive 30% of his salary earned with respect to the period starting April 1, 2016 through March 31, 2017 ("Year 2 Period"), as a bonus if both the FY2017 adjusted EBITDA target and the 2017 revenue target were achieved; plus up to an additional 70% of his salary earned with respect to the Year 2 Period, as a bonus in the sole discretion of the Compensation Committee based on extraordinary financial and business performance of the Company during the Year 2 Period (beyond the level required to achieve the bonus of 30% of his salary for the Year 2 Period). The Compensation Committee also authorized an additional 50% of base salary “Extraordinary Bonus” if the Company exceeded targeted revenues and Adjusted EBITDA by 50% relative to the targets approved by the Board for FY2017 at its meeting on April 13, 2016.

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
Employment Agreement with Barrett Garrison
On August 31, 2016, the Company entered into an employment agreement with Barrett Garrison as Executive Vice President and Chief Financial Officer with a start date of September 12, 2016. The agreement has a two year term with equity, salary and bonus compensation components.
For the salary component, Mr. Garrison receives an annual salary of $300,000. For the bonus component, Mr. Garrison is eligible to receive an annual performance bonus of up to 50% of his base salary. Mr. Garrison’s bonus opportunity is based on corporate performance criteria, and personal performance criteria in the discretion of the Compensation Committee of the Company. The corporate performance criteria were, for the remainder of the current fiscal year ended March 31, 2017, based on previously budgeted Company revenue and Adjusted EBITDA targets. A similar structure applies for the balance of the term of the agreement, except that the Compensation Committee may use, instead of Adjusted EBITDA, a different measure that it determines to be the most important earnings measure used publicly by the Company (for example, EBITDA without adjustment), and will also determine the target level of revenue and of such earnings measure. The Compensation Committee will first consult with Mr. Garrison prior to making such determinations.
For the equity component, Mr. Garrison received options, granted on September 12, 2016, for 450,000 shares of common stock under the Company’s equity incentive plan at the closing price on the Start Date. The options will vest over a three year term as follows: 150,000 on the first anniversary of the Start Date, then 12,500 shares on a monthly basis for the following two years (three year total vesting). In the event of a change of control, all unvested options will vest immediately. A change of control means the sale of all or substantially all of the assets of the Company, a merger or reorganization in which the Company’s equity holders own less than 50% of the voting power after such transaction, or upon the sale of equity securities representing 50% or more of the voting power of or economic interest in the Company.

The Company reimbursed Mr. Garrison for the reasonable and documented expense that he incurred in substantially completing the relocation of his principal personal residence to Austin, Texas amounting to $15,461. The Agreement also contains customary provisions regarding intellectual property, confidentiality, and non-solicitation and indemnification.
In the event Mr. Garrison is terminated without cause or if he were to voluntarily resign for good reason, each as defined below under “Termination Provisions & Potential Payments Upon Termination or Change of Control,” he would be entitled to receive his salary for the balance of the term, continuation of any executive health and group health plan benefits to the extent authorized by COBRA, a pro-rata portion of any bonus that would have been earned through the termination date, and, finally, acceleration of vesting of a pro-rata portion of any options that would have vested had his vesting occurred a monthly basis, advanced to the next month. Upon death, the Company will have no further obligation to Mr. Garrison except accrued compensation. If Mr. Garrison becomes disabled so he is unable to perform the essential functions of his existing position with or without reasonable accommodation, the board of directors may remove him from any responsibilities and/or reassign him to another position for the remainder of the term of the agreement or during the period of such disability and he will continue to receive his full salary and benefits for a period of time equal to 12 months. If the disability continues beyond the 12 month period, then Mr. Garrison’s employment may be terminated. “Disability” means a written determination, as certified by at least two duly licensed and qualified physicians, one of which is approved by the board of directors and one of which is approved by the officer, that he suffers from a physical or mental impairment that renders him unable to perform his regular personal duties under the agreement and that such impairment can reasonably be expected to continue for a period of six consecutive months or for shorter periods aggregating 180 days in any 12 month period.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR ENDED MARCH 31, 2017
The following table sets forth certain information about plan-based awards that we made to the named executive officers during the fiscal year ended March 31, 2017.

Name	Grant Date	Option Awards: # of Shares Underlying Options (1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock & Option Awards ($) (1)
William Stone III	2/2/2017	247,500 (2)	0.71	111,687
Chief Executive Officer and previous President and Chief Operating Officer	5/26/2016	100,000 (3)	1.06	82,300
Barrett Garrison	2/2/2017	135,000 (4)	0.71	60,920
Executive Vice President and Chief Financial Officer	9/12/2016	450,000 (5)	1.37	436,500
David Wesch	2/2/2017	36,675 (6)	0.71	16,550
Acting Chief Accounting Officer	1/10/2017	20,000 (7)	0.70	8,892
	11/2/2016	25,000 (8)	0.65	10,212
	6/9/2016	30,000 (9)	1.04	23,550

(1)
The value of a stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

(2)
The options granted on February 2, 2017 vest as follows: 123,750 options will vest on the twenty-four (24) month anniversary of the grant date, and 123,750 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. All unvested options granted will vest immediately upon a change of control of the Company.

(3)
The options granted on May 26, 2016 vest as follows: 25,000 options shall vest on the one-year anniversary of the grant date, and 75,000 options shall vest on a monthly basis over the 3 years following the first anniversary of the grant date to become fully vested on Mary 26, 2020. All unvested options granted will vest immediately upon a change of control of the Company.

(4)
The options granted on February 2, 2017 vest as follows: 67,500 options will vest on the twenty-four (24) month anniversary of the grant date, and 67,500 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. All unvested options granted will vest immediately upon a change of control of the Company.

(5)
The options granted on September 12, 2016 vest as follows: 150,000 on the first anniversary of the grant date, then 12,500 shares, monthly, for the following two years, becoming fully vested on September 12, 2020. All unvested options will vest immediately upon a change of control of the Company.

(6)
The options granted on February 2, 2017 vest as follows: 18,338 options will vest on the twenty-four (24) month anniversary of the grant date, and 18,338 will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. All unvested options granted will vest immediately upon a change of control of the Company.

(7)	Options vest at 555 shares, monthly, for thirty-six (36) months. All unvested options will vest immediately upon a change of control of the Company.

(8)	Options vest at 694 shares, monthly, for thirty-six (36) months. All unvested options will vest immediately upon a change of control of the Company.

(9)	Options vest at 833 shares, monthly, for thirty-six (36) months. All unvested options will vest immediately upon a change of control of the Company.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2017
The following table presents information regarding outstanding options held by our named executive officers as of March 31, 2017.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
William Stone III (1) Chief Executive Officer and previous President and Chief Operating Officer	2/2/2017	—	247,500	0.71	02/02/2027
	5/26/2016	—	100,000	1.06	5/26/2026
	12/9/2015	—	175,000	1.43	12/09/2025
	9/10/2014	31,250	18,750	5.89	9/10/2024
	7/8/2014	133,333	66,667	4.11	07/08/2024
	11/25/2013	300,000	0	2.54	11/25/2023
Barrett Garrison (2) Executive Vice President and Chief Financial Officer	2/2/2017	—	135,000	0.71	02/02/2027
	9/12/2016	—	450,000	1.37	9/12/2026
David Wesch (3) Acting Chief Accounting Officer	2/2/2017	—	36,675	0.71	02/02/2027
	1/10/2017	1,110	18,890	0.70	1/10/2027
	11/2/2016	2,778	22,222	0.65	11/2/2026
	6/9/2016	7,500	22,500	1.04	6/9/2026
	12/9/2015	—	12,250	1.43	12/9/2025
	8/3/2015	5,278	4,722	2.56	8/3/2025
	5/29/2015	15,278	9,722	4.18	5/29/2025

(1)
On February 2, 2017, Mr. Stone was granted 247,500 options with an exercise price of $0.71 per share and 123,750 of which will vest on the twenty-four (24) month anniversary of the grant date, and 123,750 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. In connection with entering into the amended agreement effective May 26, 2016, Mr. Stone was granted 100,000 options with an exercise price of $1.06, which vests as follows: 25,000 options shall vest on the one-year anniversary of the grant date, 75,000 options shall vest on a monthly basis over the 3 years following the first anniversary of the grant date. On December 9, 2015, Mr. Stone was granted 175,000 options with an exercise price of $1.43 per share and 87,500 of which will vest on the twenty-four (24) month anniversary of the grant date, and 87,500 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. On September 10, 2014, Mr. Stone was granted 50,000 options with an exercise price of $5.89 per share and 12,500 of which will vest on the one-year anniversary of the grant date, and 37,500 of which will vest on a monthly basis over the three years following the first anniversary of the grant date to become fully vested on September 10, 2018. On July 8, 2014, Mr. Stone was granted 200,000 stock options exercisable at the exercise price of $4.11. The original vesting of these 200,000 options was adjusted so that 50,000 options vested on the one-year anniversary of the original grant date (i.e., July 8, 2015), and 150,000 options will vest on a monthly basis over the three years following such first anniversary. On November 25, 2013, Mr. Stone was granted 300,000 stock options exercisable at the price of $2.54 per share. The options vest over a three year term as follows: 100,000 options vested on the first anniversary of the option grant date, then the remaining shares vest on a pro rata monthly basis for the following two years. All unvested options granted will vest immediately upon a change of control of the Company.

(2)
On February 2, 2017, Mr. Garrison was granted 135,000 options with an exercise price of $0.71 per share and 67,500 of which will vest on the twenty-four (24) month anniversary of the grant date, and 67,500 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. In connection with Mr. Garrison's employment agreement, on September 12, 2016 he was granted 450,000 options with an exercise price of $1.37 per share which vest as follows: 150,000 on the first anniversary of the grant date, then 12,500 shares on a monthly basis for the following two years to become fully vested on September 12, 2020. All unvested options granted will vest immediately upon a change of control of the Company. All unvested options granted will vest immediately upon a change of control of the Company.

(3)
On February 2, 2017, Mr. Wesch was granted 36,675 options with an exercise price of $0.71 per share and 18,338 of which will vest on the twenty-four (24) month anniversary of the grant date, and 18,338 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on February 2, 2021. On January 10, 2017, Mr. Wesch was granted 20,000 options with an exercise price of $0.70 per share which will vest equally over thirty-six months to become fully vested on January 10, 2020. On November 2, 2016, Mr. Wesch was granted 25,000 options with an exercise price of $0.65 per share which will vest equally over thirty-six months to become fully vested on November 2, 2019. On June 9, 2016, Mr. Wesch was granted 30,000 options with an exercise price of $1.04 per share which will vest equally over thirty-six months to become fully vested on June 9, 2019. On December 9, 2015, Mr. Wesch was granted 12,250 options with an exercise price of $1.43 per share and 6,125 of which will vest on the twenty-four (24) month anniversary of the grant date, and 6,125 of which will vest on forty-eight (48) month anniversary of the grant date to become fully vested on December 9, 2019. On August 3, 2015, Mr. Wesch was granted 10,000 options with an exercise price of $2.56 per share which will vest equally over thirty-six months to become fully vested on August 3, 2018. On May 29, 2016, Mr. Wesch was granted 25,000 options with an exercise price of $4.18 per share which will vest equally over thirty-six months to become fully vested on May 29, 2019. All unvested options granted will vest immediately upon a change of control of the Company.

OPTIONS EXERCISES AND STOCK VESTED-DURING FISCAL YEAR ENDING MARCH 31, 2017
None of our named executive officers exercised any stock options during fiscal year 2017. None of our named executive officer held common stock that vested during fiscal year 2017.

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
Messrs. Stone and Garrison: As noted above under “Employment Agreements,” each of Messrs. Stone and Garrison has or had as of March 31, 2017 an employment agreement with us. In addition to those payments made upon termination noted above, these agreements provide for the additional benefits on certain termination as described below.
Payments Made Upon Termination by Us Without Cause or by the Officer for Good Reason
If, as of March 31, 2017, we terminated Messrs. Stone’s and Garrison's employment without cause, or if the officer terminated his employment for good reason, he would have received the following termination benefits through March 31, 2018 and September 12, 2018, respectively:
(i) continuation of Mr. Stone's and Mr. Garrison's salary at the rate then in effect; and,
(ii) continuation of any executive health and group health plan benefits to the extent authorized by and consistent with 29 U.S.C. § 1161 et seq. (commonly known as “COBRA”), subject to payment of premiums by the Company to the extent that the Company was covering such premiums as of the termination date (if permitted by law without violation of applicable discrimination rules, or, if not, the equivalent after-tax value payable as additional severance at the same time such premiums are otherwise payable); and,
(iii) a pro-rata annual bonus through the termination date, as reasonably determined by the Compensation Committee applying the applicable contract standards and paid at the same time as a bonus would otherwise be payable under the contract; and,
(iv) acceleration of vesting of the options amended and/or granted under the contract on a pro-rata basis as if the vesting schedule had been monthly rather than annual, advanced to the next month.

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
If Mr. Stone and Mr. Garrison were terminated without cause or he resigned for good reason on March 31, 2017, then pursuant to the terms of his employment agreement, he would have received the following post-termination payments:

Position	Base Salary (1) ($)	Annual Bonus (2) ($)	Health Plan Payments (3) ($)	Accelerated Vesting of Options (4) ($)
William Stone III	500,000	—	14,772	56,925
Chief Executive Officer and previous President and Chief Operating Officer
Barrett Garrison	435,000	—	18,445	31,050
Executive Vice President and Chief Financial Officer
(1) Mr Stone’s payment is based on salary paid from April 1, 2017 until March 31, 2018, the end of the term of his employment agreement. Mr Garrison’s payment is based on salary paid from April 1, 2017 until September 12, 2018, the end of the term of his employment agreement.
(2) Mr. Stone and Mr. Garrison were not eligible to receive a performance bonus as of March 31, 2017.
(3) For Mr. Stone, based on monthly payments of $615 through March 31, 2018. For Mr. Garrison, based on monthly payments of $536 through September 12, 2018.
(4) For Mr. Stone, the amount is based on the difference between the exercise price of options outstanding as of March 31, 2017 ($2.54 per share with respect to 300,000 options, $4.11 per share with respect to 200,000 options, $5.89 per share with respect to 50,000 options, $1.43 per share with respect to 175,000 options, $1.06 per share with respect to 100,000 options, and $0.71 per share with respect to 247,500 options,) and in each case the closing stock price on March 31, 2017 of $0.94. For Mr. Garrison, the amount is based on the difference between the exercise price of options outstanding as of March 31, 2017 ($1.37 per share with respect to 450,000 options and $0.71 per share with respect to 135,000 options, and in each case the closing stock price on March 31, 2017 of $0.94. Due to all options issued to our named executive officers having exercise prices above the stock price as of March 31, 2017 (with the exception of the options issued with a per share exercise price of $0.71), these options have no intrinsic value as of March 31, 2017.
Payments Made upon Termination following a Change of Control
Following a change of control as of March 31, 2017, the unvested equity grants made to Mr. Stone and Mr. Garrison, under their employment agreements, and Mr. Wesch would vest. We estimate that an acceleration under these conditions would result in $56,925, $31,050, and $20,485 for Mr. Stone, Mr. Garrison, and Mr. Wesch, respectively, based on the difference between the exercise price of such options and the closing stock price on March 31, 2017 of $0.94.

Payments Made Upon Disability and Death
Upon disability or death of either Mr. Stone and Mr Garrison, the Company would have no further obligation to them other than payment of their accrued compensation, as described above. If either officer became disabled so that he is unable to perform the essential functions of the existing position with or without reasonable accommodation, the board of directors may remove him from any responsibilities and/or reassign him to another position for the remainder of the term of the agreement or during the period of such disability and he will continue to receive his full salary and benefits for a period of time equal to 12 months total salary amount for 12 months. Based on medical insurance premiums as of March 31, 2017, we estimate that the approximate monthly value of the continued medical benefit payments would have been $615 and $536 for Mr. Stone and Mr. Garrison, respectively, for a total of $14,772 for Mr. Stone and $18,445 for Mr. Garrison for the 12 months. If the disability continues beyond the 12 month period, then the officer’s employment may be terminated. “Disability” means a written determination, as certified by at least two duly licensed and qualified physicians, one of which is approved by the board of directors and one of which is approved by the officer, that he suffers from a physical or mental impairment that renders him unable to perform his regular personal duties under the agreement and that such impairment can reasonably be expected to continue for a period of three consecutive months or for shorter periods aggregating 90 days in any 12 month period.

DIRECTOR COMPENSATION
The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2017. For compensation paid to William Stone III, see "Summary Compensation Table" above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($) (1)	Total ($)
Robert Deutschman (2)	79,500	87,000	166,500
Christopher Rogers (3)	53,000	58,000	111,000
Craig Forman (4)	43,725	58,000	101,725
Jeffrey Karish (5)	48,000	55,500	103,500
Mohan Gyani (6)	48,000	48,000	96,000
Paul Schaeffer (7)	53,000	58,000	111,000

(1)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of each restricted stock award that was granted during the respective fiscal year, computed in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. We estimated the fair value of restricted stock based on the fair value at the time of grant. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The amount of expense recognized represents the expense associated with the restricted stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock that actually vest or are forfeited are recorded. Note 4, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 sets forth the relevant assumptions used to determine the valuation of our stock option awards.

(2)
Mr. Deutschman is the Chairman of the Board of Directors and the Chairman of the Audit Committee. During the fiscal ended March 31, 2017, Mr. Deutschman received quarterly cash payments totaling $79,500 and was granted a total of 79,091 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share, of which 39,546 shares remained unvested as of March 31, 2017.

(3)
Mr. Rogers is a director of the Company and a member of the Audit Committee and the Compensation Committee. During the fiscal year ended March 31, 2017, Mr. Rogers received quarterly cash payments totaling $53,000 and was granted 52,727 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share, of which 26,364 shares remained unvested as of March 31, 2017.

(4)
Mr. Forman was a director of the Company and a member of the Audit Committee until January 27, 2017 when Mr. Forman tendered his resignation from the Company's board of directors. During the fiscal year ended March 31, 2017, Mr. Forman received quarterly cash payments totaling $43,725 and was granted 52,727 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share. On January 27, 2017, Mr. Forman tendered his resignation from the Company's board of directors, whereby the unvested shares totalling 39,545, and amounting to $43,500 in compensation, were cancelled. Total compensation, net of the shares cancelled, earned by Mr. Forman amounted to $14,500.

(5)
Mr. Karish is a director of the Company and a member of the Compensation Committee. During the fiscal year ended March 31, 2017, Mr. Karish received quarterly cash payments totaling $48,000 and was granted 50,455 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share, of which 25,228 shares remained unvested as of March 31, 2017.

(6)
Mr. Gyani is a director of the Company and a member of the Compensation Committee. During the fiscal year ended March 31, 2017, Mr. Gyani received quarterly cash payments totaling $48,000 and was granted 43,636 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share, of which 21,818 shares remained unvested as of March 31, 2017.

(7)
Mr. Schaeffer is a director of the Company and a member of the Audit Committee. During the fiscal year ended March 31, 2017, Mr. Schaeffer received quarterly cash payments totaling $53,000 and was granted 52,727 shares of common stock issued on August 1, 2016 with a fair value of $1.10 per share, of which 26,364 shares remained unvested as of March 31, 2017.

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

Effective July 1, 2014, the compensation program also provides for an additional annual cash retainer of $5,000 (payable in quarterly installments) and annual grant of restricted Company common stock under the 2011 Plan having a value of $5,000 on the grant date (with quarterly vesting) for non-employee members of the Audit Committee of the Board (other than the Chair) and an additional annual cash retainer of $7,500 (payable in quarterly installments) and annual grant of restricted Company common stock under the 2011 Plan having a value of $7,500 on the grant date (with quarterly vesting) for a non-employee Chairman of the Audit Committee. Effective July 1, 2014, the Chairman of the Board receives an additional cash retainer of $24,000 (payable in equal quarterly installments) plus an additional annual grant for restricted Company common stock under the 2011 Plan having a value of $24,000. Effective August 1, 2016 the Chairman of the Compensation Committee receives an additional annual grant for restricted Company common stock under the 2011 Plan having a value of $7,500.
The Company issued an annual grant of restricted Company common stock under the 2011 Plan for the service period from August 1, 2015 to July 31, 2016 having a value of $5,000 on the grant date (with quarterly vesting) for non-employee members of the Audit Committee of the Board (other than the Chair) and an annual grant of restricted Company common stock under the 2011 Plan for the service period from August 1, 2015 to July 31, 2016 having a value of $7,500 on the grant date (with quarterly vesting) for a non-employee Chairman of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of July 28, 2017, there were approximately 66,609,711 shares of our common stock and 100,000 shares of preferred stock outstanding. The following table presents information regarding the beneficial ownership of our common stock and preferred stock as of such date by:

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Owned (%)
5% Stockholders (excluding Directors and Officers)
Columbus Capital Management, LLC (3)	5,967,401	9.0%
Trident Capital Management-VII,L.L.C. (4)	5,649,864	8.5%
Venrock Management VI, LLC (5)	4,785,160	7.2%
Bruce Grossman (6)	3,708,472	5.6%
Directors (excluding Executive Officers)
Robert Deutschman (7)	690,267	1.0%
Paul Schaeffer (8)	617,616	*
Christopher Rogers	241,425	*
Jeffrey Karish	220,344	*
Mohan Gyani	200,117	*
Named Executive Officers for Fiscal Year Ended March 31, 2017
William Stone III	1,283,913	1.9%
Barrett Garrison	300,000	*
David Wesch	51,141	*
All Current Directors and Executive Officers as a Group (9 individuals) (9)	3,604,823	5.3%
*Less than 1%.

(1)	Except as otherwise indicated, the address of each of the persons listed above is c/o Digital Turbine, Inc., 1300 Guadalupe St #302, Austin, TX 78701.

(2)
Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of July 28, 2017, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Based solely on a Schedule 13G filed jointly on July 24, 2017 with the SEC by Columbus Capital Management, LLC ("CCM"), Columbus Capital QP Partners, L.P. ("CCQP"), Rovida West Coast Investments Ltd. ("RWC"), and Matthew D. Ockner. CCM is the general partner to CCP and CCQP and an investment advisor to RWC. Mr. Ockner is the managing member of CCM. In such capacities, CCM and Mr. Ockner may be deemed to have voting and dispostive power over the Shares held for the accounts of CCP, CCQP, and RWC. Each of CCM and Mr. Ockner may have been deemed the beneficial owner of 5,967,401 shares of which CCP directly owns 2,372,900 shares, CCQP directly owns 714,701, and RWC directly owns 2,879,800 shares. The address of the principal business office of each of CCM and Mr. Ockner is 350 California Street, 22nd Floor, San Fransisco, CA 94104.

(4)
Based solely on a Schedule 13G filed with the SEC on March 13, 2015, by Trident Capital Management-VII, L.L.C. ("TCM-VII)"), Trident Capital Fund-VII, L.P. ("Fund-VII"), and Trident Capital Fund-VII Principals Fund, L.P. ("Principals-VII"). TCM-VII has sole voting and dispositive power with respect to 5,649,864 shares; Fund-VII is the record holder of and has sole voting and dispositive power with respect to 5,493,611 shares; and Principals-VII is the record holder of and has sole voting and dispositive power with respect to 156,253 shares. TCM-VII is the sole general partner of Fund-VII and Principals-VII and may be deemed to beneficially own 5,649,864 shares.

(5)
Based solely on a Schedule 13G filed with the SEC on March 12, 2015, by Venrock Management VI, LLC ("VM-VI"), Venrock Partners Management VI, LLC ("VPM-VI"), Venrock Associates VI, L.P. ("VA-VI"), and Venrock Partners VI, L.P. ("VP-VI"). Of such shares, 4,436,799 shares are owned by VA-VI and 348,361 shares are owned by VP-VI. VM-VI, VPM-VI, VA-VI and VP-VI share voting and dispositive power with respect to all 4,785,160 shares. VM-VI is the general partner of VA-VI, and VPM-VI is the general partner of VP-VI.

(6)
Based soled on a Schedule 13G filed with the SEC on January 27, 2017, by Bruce Grossman. Of such shares, Mr. Grossman directly owns 24,600 shares; Dillon Hill Capital, LLC ("DHC"), of which the Mr. Grossman is the sole member, directly owns 625,020 shares; Dillon Hill Investment Company, LLC ("DHIC"), the sole member of which is a trust of which Mr. Grossman's spouse is a co-trustee, directly owns 1,211,057 shares; and Debbon Capital, L.P. ("DC"), of which Mr. Grossman is the general partner, directly owns 1,847,795 shares. Mr. Grossman has sole voting and dispositive power over his shares and shares held by DHC and DC, and shared voting and dispositive power over shares and warrants held by DHIC.

(7)	Includes 294,268 shares held by the Robert and Ellen Deutschman Family Trust, of which Mr. Deutschman is the trustee.

(8)
Includes 228,254 shares held by the Paul and Judy Schaeffer Living Trust for which Mr. Schaeffer serves as a trustee and disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

(9)
Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of July 28, 2017 as follows: Mr Schaefer, 60,000 shares; Mr. Gyani, 22,917 shares; Mr. Stone, 520,833 shares; Mr. Garrison 150,000 shares; Mr. Wesch 50,689 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Sift Transactions
On December 28, 2015, the Company’s wholly-owned subsidiary, DTM, entered into a license with respect to certain of DTM’s intellectual property assets with Sift, in exchange for shares of Sift’s newly-issued Preferred Stock (as hereinafter defined) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a cash payment. At the same time, DTM also entered into a publishing agreement with Sift (the “Publishing Agreement”), as well as certain other ancillary agreements, all as described below. Sift was formed by Jud Bowman, a former director of the Company until Janaury 2016. Mr. Bowman is Sift’s President, Chief Executive Officer and one of its significant shareholders. The License Agreement, the Stock Purchase Agreement, the Publishing Agreement, the ancillary agreements and the transactions contemplated thereby are referred to as the “Sift Transactions”. The Sift Transactions were unanimously approved by the independent and disinterested members of the Company’s Board other than Mr. Bowman.
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
On December 28, 2016, the Company sold the 9.9% of Sift’s capital stock held in the form of newly-issued Preferred Stock, which was accounted for as a cost method investment, in Sift back to the current owners of Sift for cash proceeds of $999,000. In association with the sale of the investment, Bill Stone, CEO of Digital Turbine, stepped down from his position as a Director of Sift.
Director Independence
Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 28, 2016, the independent directors of the Board were Robert Deutschman, Christopher Rogers, Craig Forman, Jeffrey Karish, Mohan Gyani, and Paul Schaeffer within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
Aggregate fees for professional services rendered to us by SingerLewak LLP, our independent registered public accounting firm engaged to provide audits for the fiscal years ended March 31, 2017 and March 31, 2016, were:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Audit fees	$484,273	$332,978
Audit related fees	98,120	68,149
Tax fees	34,326	45,611
All other fees	0	0
Total	$616,719	$433,607
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
Our Board of Directors pre-approved the retention of the independent auditors for all audit and audit-related services during fiscal 2017 and 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits: See Item 15(b) below.
(b) The following exhibits are reference3d or included in this report:

Exhibit No.	Description

31.1	Certification of the Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Pursuant to the requirements of Section 13 or 15(d) of th Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: July 28, 2017
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)