Form 10-Q
period 2017-06-30
Digital Turbine, Inc.
filed 2017-08-07
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See definitions of a “large accelerated filer,” “accelerated filer,”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of July 31, 2017, the Company had 66,609,711 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2017

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$6,302	$6,149
Restricted cash	331	331
Accounts receivable, net of allowances of $671 and $597, respectively	20,136	16,554
Deposits	121	121
Prepaid expenses and other current assets	582	510
Total current assets	27,472	23,665
Property and equipment, net	2,453	2,377
Deferred tax assets	352	352
Intangible assets, net	3,975	4,565
Goodwill	76,621	76,621
TOTAL ASSETS	$110,873	$107,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,263	$19,868
Accrued license fees and revenue share	9,952	8,529
Accrued compensation	1,267	1,073
Secured line of credit, net of debt issuance costs and discounts of $307 and $0, respectively	1,943	—
Other current liabilities	1,773	1,304
Total current liabilities	35,198	30,774
Convertible notes, net of debt issuance costs and discounts of $5,975 and $6,315, respectively	10,025	9,685
Convertible note embedded derivative liability	4,526	3,218
Warrant liability	1,540	1,076
Other non-current liabilities	849	782
Total liabilities	52,138	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,342,084 issued and 66,607,628 outstanding at June 30, 2017; 67,329,262 issued and 66,594,807 outstanding at March 31, 2017.	8	8
Additional paid-in capital	300,453	299,580
Treasury stock (754,599 shares at June 30 and March 31, 2017)	(71)	(71)
Accumulated other comprehensive loss	(329)	(321)
Accumulated deficit	(241,426)	(237,251)
Total stockholders' equity	58,735	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,873	$107,580
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016
Net revenues	$26,120	$24,039
Cost of revenues
License fees and revenue share	18,881	19,224
Other direct cost of revenues	623	1,880
Total cost of revenues	19,504	21,104
Gross profit	6,616	2,935
Operating expenses
Product development	2,758	2,835
Sales and marketing	1,558	1,444
General and administrative	3,824	5,105
Total operating expenses	8,140	9,384
Loss from operations	(1,524)	(6,449)
Interest and other income / (expense), net
Interest expense, net	(707)	(682)
Foreign exchange transaction loss	(144)	(3)
Change in fair value of convertible note embedded derivative liability	(1,308)	—
Change in fair value of warrant liability	(464)	—
Other income	3	18
Total interest and other income / (expense), net	(2,620)	(667)
Income / (loss) from operations before income taxes	(4,144)	(7,116)
Income tax provision	31	296
Net income / (loss)	$(4,175)	$(7,412)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(8)	27
Comprehensive income / (loss)	$(4,183)	$(7,385)
Basic and diluted net loss per common share	$(0.06)	$(0.11)
Weighted-average common shares outstanding, basic and diluted	66,599	66,286
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,175)	$(7,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	888	2,094
Change in allowance for doubtful accounts	75	(109)
Amortization of debt discount and debt issuance costs	353	342
Accrued interest	344	1
Stock-based compensation	788	1,223
Restricted shares and warrants compensation for services rendered	76	80
Change in fair value of convertible note embedded derivative liability	1,308	—
Change in fair value of warrant liability	464	—
(Increase) / decrease in assets:
Accounts receivable	(3,656)	1,980
Deposits	—	66
Prepaid expenses and other current assets	(72)	89
Increase / (decrease) in liabilities:
Accounts payable	395	(169)
Accrued license fees and revenue share	1,423	419
Accrued compensation	194	(72)
Other current liabilities	124	372
Other non-current liabilities	67	—
Net cash used in operating activities	(1,404)	(1,096)

Cash flows from investing activities
Capital expenditures	(374)	(472)
Net cash used in investing activities	(374)	(472)

Cash flows from financing activities
Proceeds from short-term borrowings	2,250	—
Payment of debt issuance costs	(320)	(280)
Options exercised	9	2
Net cash provided by (used in) financing activities	1,939	(278)

Effect of exchange rate changes on cash	(8)	27

Net change in cash	153	(1,819)

Cash, beginning of period	6,149	11,231

Cash, end of period	$6,302	$9,412
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2017
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
The Company's Advertising business is comprised of two businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and original equipment manufacturer ("OEM") inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Other professional services directly related to the Ignite platform.

•	Advertiser and Publisher ("A&P"), a worldwide mobile user acquisition network which is comprised of the Syndicated network service.
The Company's Content business is comprised of services including:

•	Marketplace™ ("Marketplace"), an application and content store, and

•	Pay™ ("Pay"), a content management and mobile payment solution.
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
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of June 30, 2017, we had cash and restricted cash totaling approximately $6,633.
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

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial (65%) pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with certain monthly financial covenants. Refer to Note 7 Debt for more details.
In addition, the indenture for the Notes, and the related warrant agreement for the warrants issued in connection with the Notes, contain, among other protections, price-based anti-dilution rights. These rights could result in significant dilution to other stockholders in the event we were to complete certain types of financings at valuations below specified levels. At our January 2017 annual stockholders meeting, we received stockholder approval to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. However, as a result of the modification of our indenture for the Notes and related modification of the warrant agreement in connection with soliciting consent for incurrence of the Credit Agreement, the January 2017 stockholder approval no longer applies and we would need to receive a new stockholder approval in order to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. We are required to seek such stockholder approval.
Until the Company becomes cash flow positive, the Company anticipates that its primary sources of liquidity will continue be cash on hand and the remaining credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes and the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue its existence. The Company believes that it has sufficient cash and capital resources to operate its business for at least the next twelve months from the issuance date of this quarterly report on Form 10-Q.
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2017, the results of its operations and corresponding comprehensive loss, and its cash flows for the three months ended June 30, 2017 and 2016. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.
The significant accounting policies and recent accounting pronouncements were described in Note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017. There have been no significant changes in or updates to the accounting policies since March 31, 2017. Only new accounting pronouncements, pertinent to the Company, issued subsequent to the issuance of our Annual Report are described below.

Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which modifies the scope of share-based payment award modification accounting in an effort to provide clarity and reduce diversity in practice under old guidance. Under this new standard, an entity should apply modification accounting (Topic 718) unless specific criterion related to fair value, vesting conditions, and equity/liability classification are all met. This guidance is to be applied prospectively for awards modified on or after the adoption date. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted. The Company will adopt ASU 2017-09 during the quarter ended March 31, 2018, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of June 30, 2017, two major Advertising customers represented approximately 15.5% and 10.1% , respectively, of the Company’s net accounts receivable balance. As of March 31, 2017, two major customers represented 11.2% and 10.7% of the Company's net accounts receivable balance, both within the Advertising business.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three months ended June 30, 2017, Singapore Telecommunications Limited, a Content customer represented 17.1% of net revenues; AOL Inc., an Advertising customer represented 12.0% of net revenues; Telstra Corporation Limited, a Content customer represented 11.4% of net revenues; and Machine Zone, Inc., an Advertising customer represented 10.2% of net revenues. During the three months ended June 30, 2016, Telstra Corporation Limited, a Content customer represented 32.9% of net revenues, and Jam City Inc., an Advertising customer represented 11.0% of net revenues.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2017, Verizon Wireless, a carrier partner, generated 33.0% of our net revenues; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 14.0% of our net revenue. During the three months ended June 30, 2016, Verizon Wireless, generated 18.9% of our net revenues.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

4.    Accounts Receivable

	June 30, 2017	March 31, 2017
	(Unaudited)
Billed	$11,843	$9,367
Unbilled	8,964	7,784
Allowance for doubtful accounts	(671)	(597)
Accounts receivable, net	$20,136	$16,554
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of June 30, 2017 and March 31, 2017 are expected to be billed and collected within twelve months.
The Company recorded $79 of bad debt expense during the three months ended June 30, 2017. The Company recorded $377 of bad debt expense during the three months ended June 30, 2016.
5.    Property and Equipment

	June 30, 2017	March 31, 2017
	(Unaudited)
Computer-related equipment	$4,516	$4,133
Furniture and fixtures	108	116
Leasehold improvements	143	143
Property and equipment, gross	4,767	4,392
Accumulated depreciation	(2,314)	(2,015)
Property and equipment, net	$2,453	$2,377
Depreciation expense for the three months ended June 30, 2017 was $298, and $214 for the three months ended June 30, 2016, respectively. Depreciation expense in the current period includes $265 related to internal use assets included in General and Administrative Expense and $33 related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense in the prior comparative period related exclusively to internal use assets and is included in General and Administrative Expense.
6.    Intangible Assets
The components of intangible assets at June 30, 2017 and March 31, 2017 were as follows:

	As of June 30, 2017
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$11,544	$(8,737)	$2,807
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,181)	1,119
License agreements	355	(306)	49
Total	$23,579	$(19,604)	$3,975

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Software	$11,544	$(8,191)	$3,353
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,152)	1,148
License agreements	355	(291)	64
Total	$23,579	$(19,014)	$4,565
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; thus, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $590 during the three months ended June 30, 2017, and $1,880 during the three months ended June 30, 2016, respectively. The decrease in amortization expense year-over-year was primarily attributable to customer relationships acquired in the Appia Inc transaction being fully amortized and the write-off of certain assets during fiscal year 2017.
Based on the amortizable intangible assets as of June 30, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
2018	$2,076
2019	1,009
2020	143
2021	114
2022	114
Thereafter	519
Total	$3,975

7.    Debt

	June 30, 2017	March 31, 2017
	(Unaudited)
Short-term debt
Secured line of credit, net of issuance costs of $307 and $0, respectively	$1,943	$—
Total short-term debt	$1,943	$—

	June 30, 2017	March 31, 2017
	(Unaudited)
Long-term debt
Convertible notes, net of issuance costs and discounts of $5,975 and $6,315, respectively	$10,025	$9,685
Total long-term debt	$10,025	$9,685
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
As of June 30, 2017, the outstanding principal on the Notes was $16,000, the unamortized debt issuance costs and debt discount in aggregate was $5,975, and the net carrying amount of the Notes was $10,025, which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $353 of aggregate debt discount and debt issuance cost amortization during the three months ended June 30, 2017, and $342 for the three months ended June 30, 2016. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $354 of interest expense during the three months ended June 30, 2017 and $340 for the three months ended June 30, 2016.

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
The Company received net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, retiring such debt in its entirety, and will otherwise be used for general corporate purposes and working capital.

Senior Secured Credit Facility
On May 23, 2017, the Company entered a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Fifty percent of the availability of the total facility was originally subject to EX-IM Bank approval. The approval has been received.
The amounts advanced under the Credit Agreement mature in two (2) years, and accrue interest at the following rates and bear the following fees:
(1) Wall Street Journal Prime Rate + 1.25% (currently approximately 5.25%), with a floor of 4.0%.
(2) Annual Facility Fee of $45.5.
(3) Early termination fee of 0.5% if terminated during the first year.
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
As of June 30, 2017, the Company was in compliance with the covenants of the Credit Agreement.
The Credit Agreement requires that at least two-thirds (2/3rds) of the holders of the Notes at all times be subject to subordination agreements with the Bank, which were obtained in connection with the solicitation of consents for the Second Supplemental Indenture described below.
The Credit Agreement contains other customary covenants, representations, indemnities and events of default.
Second Supplemental Indenture and Warrant Amendment.
The Company obtained the consent of the holders of at least two-thirds (2/3rds) of the Notes, which were held by a small number of institutional investors, in order to obtain a waiver of the covenant in the Indenture regarding incurrence of secured debt. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement , dated September 28, 2016, with US Bank as warrant agent (the “Warrant Agreement”), related to the Warrants that were issued in connection with the Notes in September 2017.
The principal changes effected by the Supplemental Indenture are as follows:
From and after the determination of the Measured Price (as defined below), the Conversion Rate (as defined in the Indenture) of the Notes shall be adjusted to be equal to $1 divided by the Measured Price, subject to adjustment as set forth in the Indenture.

“Measured Price” means the dollar amount calculated as follows: (A) If the sum of (i) the simple average of the Daily VWAP (as defined in the Indenture) for the Company’s Common Stock for all of the consecutive VWAP Trading Days (as defined in the Indenture) that occur during a measurement period (essentially, the period between the 90th and 120th days after the effective date of the Second Supplemental Indenture) plus (ii) ten percent (10%) of the amount determined under clause (i) (the “Measured Sum”) is greater than or equal to $1.00 but less than or equal to $1.364 (which is the original conversion price of the Notes immediately prior to the Second Supplemental Indenture and at original issuance), then the Measured Price shall be the Measured Sum; (B) if the Measured Sum is less than $1.00, then the Measured Price shall be $1.00; and (C) if the Measured Sum is greater than $1.364, then the Measured Price shall be $1.364.
The principal changes effected by the Warrant Amendment are as follows:
From and after the determination of the Measured Price (as defined in the same manner as described above), the Exercise Price (as defined in the Warrant Agreement) shall be adjusted to be equal to such Measured Price, subject to adjustment as set forth in the Warrant Agreement.
Accordingly, the Company expects to determine the changes, if any, to the Conversion Rate of the Notes and the Exercise Price of the Warrants by the end of September 2017. The Company currently intends to announce any such changes by a Current Report on Form 8-K. Depending on the resulting Measure Price, the number of shares of Common Stock issuable under the Notes and Warrants could be increased. An issuance cap of 19.9% applies to any such increase, however the Company is obligated to seek stockholder approval so that such cap, if approval is obtained, would not then apply.

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
The Company’s financial liabilities as of the issuance date of the convertible notes on the initial measurement date of September 28, 2016 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance at Inception
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,693	$3,693
Warrant liability	$—	$—	$1,223	$1,223
Total	$—	$—	$4,916	$4,916
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in debt discount amounting to $4,916. The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 7. "Debt" for more information.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of June 30, 2017 and March 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2017
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,526	$4,526
Warrant liability	$—	$—	$1,540	$1,540
Total	$—	$—	$6,066	$6,066

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,218	$3,218
Warrant liability	$—	$—	$1,076	$1,076
Total	$—	$—	$4,294	$4,294
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

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$3,218
Change in fair value of convertible note embedded derivative liability	$1,308
Balance at June 30, 2017	$4,526
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price increasing during the quarter ended June 30, 2017, from $0.99 to $1.03, this had the impact during the three months ended June 30, 2017 of recording a loss from change in fair value of convertible note embedded derivative liability of $1,308.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

June 30, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.03
Expected term	3.25 years
Risk-free rate (1)	1.56%
Assumed early conversion/exercise price (per share)	$2.73
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

The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$1,076
Change in fair value of warrant liability	$464
Balance at June 30, 2017	$1,540
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price increasing during the three months ended June 30, 2017, from $0.99 to $1.03, this had the impact during the three months ended June 30, 2017 of recording a loss from change in fair value of convertible note embedded derivative liability of $464.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

June 30, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.03
Expected term	3.25 years
Risk-free rate (1)	1.56%
Assumed early conversion/exercise price (per share)	$2.73
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 9,861,846 and 9,665,123 remained available for future grants as of June 30, 2017 and March 31, 2017, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 326,500, 523,223, and 0, respectively.

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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2017	9,735,778	$2.56	7.95	$801
Granted	326,500	1.00
Forfeited / Cancelled	(523,223)	2.33
Exercised	(12,822)	0.75
Options Outstanding, June 30, 2017	9,526,233	2.52	7.84	1,063
Vested and expected to vest (net of estimated forfeitures) at June 30, 2017 (a)	8,387,723	2.72	7.65	848
Exercisable, June 30, 2017	3,699,003	$4.53	6.01	$131
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2017 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on June 30, 2017. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at June 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	7,652	$0.24	2.74	7,652	$0.24
$0.51 - 1.00	3,476,123	$0.73	9.31	350,113	$0.67
$1.01 - 1.50	2,384,892	$1.32	8.73	398,465	$1.22
$1.51 - 2.00	210,500	$1.51	8.35	102,125	$1.51
$2.01 - 2.50	253,779	$2.43	3.58	203,779	$2.42
$2.51 - 3.00	920,034	$2.62	6.97	735,370	$2.63
$3.51 - 4.00	895,854	$3.96	6.86	700,046	$3.96
$4.01 - 4.50	847,399	$4.14	6.18	687,078	$4.14
$4.51 - 5.00	60,000	$4.65	5.74	60,000	$4.65
$5.01 and over	470,000	$16.32	1.51	454,375	$16.68
	9,526,233			3,699,003

Other information pertaining to stock options for the Stock Plans for the three months ended June 30, 2017 and 2016, as stated in the table below, is as follows:

	June 30,
	2017	2016
Total fair value of options vested	$597	$1,265
Total intrinsic value of options exercised (a)	$4	$3
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three months ended June 30, 2017 and 2016.
During the three months ended June 30, 2017 and 2016, the Company granted options to purchase 326,500 and 345,000 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.00 and $1.05, respectively.
At June 30, 2017 and 2016, there was $3,491 and $8,103 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.07 and 2.46 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the three months ended June 30, 2017 are presented below.

June 30, 2017
Risk-free interest rate	1.8% to 2.3%
Expected life of the options	5.69 to 9.93 years
Expected volatility	73%
Expected dividend yield	—%
Expected forfeitures	20%
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
Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2017, and 2016, which includes both stock options and restricted stock, was $864 and $1,303, respectively. Please refer to Note 10. "Capital Stock Transactions" regarding restricted stock.
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

Common Stock and Warrants
The following table provides activity for warrants issued and outstanding during the three months ended June 30, 2017:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2017	5,003,813	1.62
Issued	—	—
Exercised	—	—
Expired	(71,428)	3.50
Outstanding as of June 30, 2017	4,932,385	1.59
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
With respect to time condition RSAs, the Company expensed $76 during the three months ended June 30, 2017, and $80 during three months ended June 30, 2016, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2017	139,318	1.10
Granted	—	—
Vested	(69,659)	1.10
Cancelled	—	—
Unvested restricted stock outstanding as of June 30, 2017	69,659	1.10
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of June 30, 2017.
At June 30, 2017, there was $27 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.08 years.

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three months ended June 30, 2017 and 2016, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,
	2017	2016
Net income / (loss)	$(4,175)	$(7,412)
Weighted-average common shares outstanding, basic and diluted	66,599	66,286
Basic and diluted net loss per common share	$(0.06)	$(0.11)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	1,033	770
12.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three months ended June 30, 2017, a tax expense of $31 resulted in an effective tax rate of (0.7)%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance. The tax expense reported in the current quarter is largely due to changes in transfer pricing estimates.
During the three months ended June 30, 2016, a tax expense of $296 resulted in an effective tax rate of (4.2)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.

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
Coral Tell Ltd. Matter
On May 30, 2013, a class action suit in the amount of NIS 19,200, or approximately $5,300, was filed in the Tel-Aviv Jaffa District Court against Coral Tell Ltd., an Israeli company that owns and operates a website offering advertisements. Coral Tell Ltd. is currently being sued in a class action lawsuit regarding phone call overages, and has served a third-party notice against Logia and two additional companies for our alleged involvement in facilitating the overages. The suit relates to a service offered by the Coral Tell website, enabling advertisers to display a virtual cellular number in the advertisement instead of their real cellular number. The plaintiff claims that calls were charged for the connection time between two segments of the call, instead of the second segment alone; that the caller was charged even if the advertiser did not answer the call (as the charge began upon initiation of the first segment); and that the caller was charged for text messages sent to the advertiser, although the service did not support delivery of text messages. We have no contractual relationship with this company. We believe the lawsuit is without merit and a finding of liability on our part remote. On June 19, 2017 the District Court approved a settlement agreement between the plaintiff and defendant, and dismissed the third-party notices (Logia included). The defendant may appeal the dismissal of the third-party notices. After conferring with advisors and counsel, management believes that the ultimate liability, if any, in aggregate will not be material to the financial position or results or operations of the Company for any future period.
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
The following table sets forth segment information on our net revenues and loss from operations for the three months ended June 30, 2017 and 2016.

	Content	Advertising	Total
Three months ended June 30, 2017
Net revenues	$7,930	$18,190	$26,120
Loss from operations	(1,102)	(422)	(1,524)
Three months ended June 30, 2016
Net revenues	11,230	12,809	24,039
Loss from operations	$(1,405)	$(5,044)	$(6,449)
The following table sets forth geographic information on our net revenues for the three months ended June 30, 2017 and 2016. Net revenues by geography are based on the billing addresses of our customers.

	Three Months Ended June 30,
	2017	2016
Net revenues
United States and Canada	$7,193	$6,669
Europe, Middle East, and Africa	2,534	3,758
Asia Pacific and China	14,755	13,396
Mexico, Central America, and South America	1,638	216
Consolidated net revenues	$26,120	$24,039

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
The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of June 30, 2017 and March 31, 2017; consolidated statements of operations for the three months ended June 30, 2017 and 2016; and condensed consolidated statements of cash flows for the three months ended June 30, 2017 and 2016 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended June 30, 2017 or 2016.

Condensed Consolidated Balance Sheet
as of June 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$254	$5,962	$86	$6,302
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $671	—	19,121	1,015	20,136
Deposits	—	121	—	121
Prepaid expenses and other current assets	333	245	4	582
Total current assets	743	25,624	1,105	27,472
Property and equipment, net	58	2,378	17	2,453
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,270	1,705	3,975
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,153	$100,649	$9,071	$110,873
INTERCOMPANY
Intercompany payable/receivable, net	124,468	(108,411)	(16,057)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,259	$18,770	$234	$20,263
Accrued license fees and revenue share	—	9,761	191	9,952
Accrued compensation	34	1,233	—	1,267
Short-term debt, net of debt issuance costs and discounts of $307	1,943	—	—	1,943
Other current liabilities	1,248	525	—	1,773
Total current liabilities	4,484	30,289	425	35,198
Convertible notes, net of debt issuance costs and discounts of $5,975	10,025	—	—	10,025
Convertible note embedded derivative liability	4,526	—	—	4,526
Warrant liability	1,540	—	—	1,540
Other non-current liabilities	770	79	—	849
Total liabilities	21,345	30,368	425	52,138
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,342,084 issued and 66,607,628 outstanding at June 30, 2017.	(28)	—	36	8
Additional paid-in capital	300,453	—	—	300,453
Treasury stock (754,599 shares at June 30, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	—	(1,709)	1,380	(329)
Accumulated deficit	(196,099)	(37,347)	(7,980)	(241,426)
Total stockholders' equity	104,355	(39,056)	(6,564)	58,735
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,700	$(8,688)	$(6,139)	$110,873

Condensed Consolidated Balance Sheet
as of March 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$258	$5,333	$558	$6,149
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $597	—	15,740	814	16,554
Deposits	—	121	—	121
Prepaid expenses and other current assets	282	226	2	510
Total current assets	696	21,595	1,374	23,665
Property and equipment, net	64	2,296	17	2,377
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,647	1,918	4,565
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,112	$96,915	$9,553	$107,580
INTERCOMPANY
Intercompany payable/receivable, net	123,800	(107,348)	(16,452)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,023	$18,697	$148	$19,868
Accrued license fees and revenue share	—	8,312	217	8,529
Accrued compensation	32	1,041	—	1,073
Other current liabilities	794	510	—	1,304
Total current liabilities	1,849	28,560	365	30,774
Convertible notes, net of debt issuance costs and discounts of $6,315	9,685	—	—	9,685
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Other non-current liabilities	695	87	—	782
Total liabilities	16,523	28,647	365	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,806 outstanding at March 31, 2017	8	—	—	8
Additional paid-in capital	299,580	—	—	299,580
Treasury stock (754,599 shares at March 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	—	(1,704)	1,383	(321)
Accumulated deficit	(191,228)	(37,376)	(8,647)	(237,251)
Total stockholders' equity	108,389	(39,080)	(7,264)	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,912	$(10,433)	$(6,899)	$107,580

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended June 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$37,937	$347	$(12,164)	$26,120
Cost of revenues
License fees and revenue share	—	30,869	176	(12,164)	18,881
Other direct cost of revenues	—	409	214	—	623
Total cost of revenues	—	31,278	390	(12,164)	19,504
Gross profit	—	6,659	(43)	—	6,616
Operating expenses
Product development	5	2,741	12	—	2,758
Sales and marketing	102	1,403	53	—	1,558
General and administrative	2,325	1,425	74	—	3,824
Total operating expenses	2,432	5,569	139	—	8,140
Income / (loss) from operations	(2,432)	1,090	(182)	—	(1,524)
Interest and other income / (expense), net
Interest expense, net	(710)	3	—	—	(707)
Foreign exchange transaction loss	—	(144)	—	—	(144)
Change in fair value of convertible note embedded derivative liability	(1,308)	—	—	—	(1,308)
Change in fair value of warrant liability	(464)	—	—	—	(464)
Other income	3	—	—	—	3
Total interest and other income / (expense), net	(2,479)	(141)	—	—	(2,620)
Income / (loss) from operations before income taxes	(4,911)	949	(182)	—	(4,144)
Income tax provision	31	—	—	—	31
Net income / (loss)	$(4,942)	$949	$(182)	$—	$(4,175)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(224)	216	—	(8)
Comprehensive income / (loss)	$(4,942)	$725	$34	$—	$(4,183)

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended June 30, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$29,604	$118	$(5,683)	$24,039
Cost of revenues
License fees and revenue share	—	24,877	30	(5,683)	19,224
Other direct cost of revenues	—	1,805	75	—	1,880
Total cost of revenues	—	26,682	105	(5,683)	21,104
Gross profit	—	2,922	13	—	2,935
Operating expenses
Product development	—	2,809	26	—	2,835
Sales and marketing	41	1,429	(26)	—	1,444
General and administrative	4,012	1,395	(302)	—	5,105
Total operating expenses	4,053	5,633	(302)	—	9,384
Loss from operations	(4,053)	(2,711)	315	—	(6,449)
Interest and other income / (expense), net
Interest expense, net	—	(682)	—	—	(682)
Foreign exchange transaction loss	—	(2)	(1)	—	(3)
Other income	18	—	—	—	18
Total interest and other income / (expense), net	18	(684)	(1)	—	(667)
Income / (loss) from operations before income taxes	(4,035)	(3,395)	314	—	(7,116)
Income tax provision	296	—	—	—	296
Net income / (loss)	$(4,331)	$(3,395)	$314	$—	$(7,412)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	27	—	—	27
Comprehensive income / (loss)	$(4,331)	$(3,368)	$314	$—	$(7,385)

Condensed Consolidated Statement of Cash Flows
for the three months ended June 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(4,942)	$949	$(182)	$(4,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	667	187	888
Change in allowance for doubtful accounts	—	75	—	75
Amortization of debt discount and debt issuance costs	353	—	—	353
Accrued interest	344	—	—	344
Stock-based compensation	788	—	—	788
Restricted shares and warrants compensation for services rendered	76	—	—	76
Change in fair value of convertible note embedded derivative liability	1,308	—	—	1,308
Change in fair value of warrant liability	464	—	—	464
(Increase) / decrease in assets:
Accounts receivable	—	(3,456)	(200)	(3,656)
Prepaid expenses and other current assets	(52)	(18)	(2)	(72)
Increase / (decrease) in liabilities:
Accounts payable	236	73	86	395
Accrued license fees and revenue share	—	1,449	(26)	1,423
Accrued compensation	—	194	—	194
Other current liabilities	110	17	(3)	124
Other non-current liabilities	67	—	—	67
Intercompany movement of cash	(729)	1,061	(332)	—
Net cash used in operating activities	(1,943)	1,011	(472)	(1,404)
Cash flows from investing activities
Capital expenditures	—	(374)	—	(374)
Net cash used in investing activities	—	(374)	—	(374)
Cash flows from financing activities
Proceeds from short-term borrowings	2,250	—	—	2,250
Payment of debt issuance costs	(320)	—	—	(320)
Options exercised	9	—	—	9
Net cash provided by (used in) financing activities	1,939	—	—	1,939
Effect of exchange rate changes on cash	—	(8)	—	(8)
Net change in cash	(4)	629	(472)	153
Cash, beginning of period	258	5,333	558	6,149
Cash, end of period	$254	$5,962	$86	$6,302

Condensed Consolidated Statement of Cash Flows
for the three months ended June 30, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(4,331)	$(3,395)	$314	$(7,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	1,802	290	2,094
Change in allowance for doubtful accounts	—	(82)	(27)	(109)
Amortization of debt discount and debt issuance costs	—	342	—	342
Accrued interest	—	1	—	1
Stock-based compensation	1,223	—	—	1,223
Restricted shares and warrants compensation for services rendered	80	—	—	80
(Increase) / decrease in assets:
Accounts receivable	22	1,952	6	1,980
Deposits	—	69	(3)	66
Prepaid expenses and other current assets	16	68	5	89
Increase / (decrease) in liabilities:
Accounts payable	(190)	37	(16)	(169)
Accrued license fees and revenue share	—	401	18	419
Accrued compensation	699	(674)	(97)	(72)
Other current liabilities	109	718	(455)	372
Intercompany movement of cash	1,286	(1,351)	65	—
Net cash used in operating activities	(1,084)	(112)	100	(1,096)
Cash flows from investing activities
Capital expenditures	—	(472)	—	(472)
Net cash used in investing activities	—	(472)	—	(472)
Cash flows from financing activities
Payment of debt issuance costs	—	(280)	—	(280)
Options exercised	2	—	—	2
Net cash provided by (used in) financing activities	2	(280)	—	(278)
Effect of exchange rate changes on cash	—	27	—	27
Net change in cash	(1,082)	(837)	100	(1,819)
Cash, beginning of period	6,712	4,470	49	11,231
Cash, end of period	$5,630	$3,633	$149	$9,412

18.    Subsequent Events
None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Report. This Quarterly Report on Form 10-Q (the “Report”) and the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as well as those described elsewhere in this report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
The Company's Advertising business is comprised of two businesses:

•	O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite, a mobile device management platform with targeted application distribution capabilities, and

◦	Other professional services directly related to the Ignite platform.

•	A&P, a leading worldwide mobile user acquisition network which is comprised of the Syndicated network.
The Company's Content business is comprised of services including:

•	Marketplace, an application and content store, and

•	Pay, a content management and mobile payment solution.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite.

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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands, except per share amounts)
Net revenues	$26,120	$24,039	8.7%
License fees and revenue share	18,881	19,224	(1.8)%
Other direct cost of revenues	623	1,880	(66.9)%
Gross profit	6,616	2,935	125.4%
Total operating expenses	8,140	9,384	(13.3)%
Loss from operations	(1,524)	(6,449)	(76.4)%
Interest expense, net	(707)	(682)	3.7%
Foreign exchange transaction loss	(144)	(3)	4,700.0%
Change in fair value of convertible note embedded derivative liability	(1,308)	—	100.0%
Change in fair value of warrant liability	(464)	—	100.0%
Other income	3	18	(83.3)%
Income / (loss) from operations before income taxes	(4,144)	(7,116)	(41.8)%
Income tax provision	31	296	(89.5)%
Net income / (loss)	$(4,175)	$(7,412)	(43.7)%
Basic and diluted net loss per common share	$(0.06)	$(0.11)	(45.5)%
Weighted-average common shares outstanding, basic and diluted	66,599	66,286	0.5%

Comparison of the three months ended June 30, 2017 and 2016
Revenues

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands)
Revenues by type:
Content	$7,930	$11,230	(29.4)%
Advertising	18,190	12,809	42.0%
Total	$26,120	$24,039	8.7%
During the three months ended June 30, 2017 there was an approximately $2,081or 8.7% increase, in overall revenue, as compared to the three months ended June 30, 2016. This is primarily due to significant growth in Advertising revenue driven by increased O&O revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners, partially offset by a decline in traditional A&P revenue. A&P revenue declined due to decrease in demand from advertising partners and a decline in publisher distribution partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising. Advertising revenue growth was partially offset by a decline in Content revenue due to primarily to a decline in Pay revenue over comparative periods. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."

Revenues from Singapore Telecommunications Limited, a Content customer; AOL Inc., an Advertising customer; Telstra Corporation Limited, a Content customer; and Machine Zone, Inc., an Advertising customer each represented more than 10% of the Company's total revenue for the three months ended June 30, 2017. A reduction or delay in operating activity from these customers, or a delay or default in payment by these customers could materially harm the Company’s business and prospects. The Company expects to maintain the relationship and does not expect to experience material reductions or delays in operating activity with these customers.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2017, Verizon Wireless, a carrier partner, generated 33.0% of our net revenues; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 14.0% of our net revenue. During the three months ended June 30, 2016, Verizon Wireless, generated 18.9% of our net revenues.
Gross Margins

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands)
Gross margin by type:
Content gross margin $	$758	$1,189	(36.2)%
Content gross margin %	9.6%	10.6%
Advertising gross margin $	$5,858	$1,746	235.5%
Advertising gross margin %	32.2%	13.6%
Total gross margin $	$6,616	$2,935	125.4%
Total gross margin %	25.3%	12.2%
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $6,616 or 25.3% for the three months ended June 30, 2017, versus approximately $2,935 or 12.2% for the three months ended June 30, 2016. Overall gross margin increased as growth in higher gross margin Advertising revenue was coupled with lower amortization of intangibles.
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $5,858 or 32.2% for the three months ended June 30, 2017, versus approximately $1,746 or 13.6% for the three months ended June 30, 2016. The increase in Advertising gross margin dollars and percentage is primarily attributable to an increase in Advertiser demand in the O&O business, offset by decreased demand from Advertising partners in the A&P business. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $758 or 9.6% for the three months ended June 30, 2017, versus approximately $1,189 or 10.6% for the three months ended June 30, 2016. The decrease in Content gross margin dollars was driven primarily by a continued decline in Marketplace. The decrease in Content gross margin percentage was due primarily to a mix shift from Marketplace to Pay, which carries a lower gross margin. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."

Operating Expenses

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands)
Product development	$2,758	$2,835	(2.7)%
Sales and marketing	1,558	1,444	7.9%
General and administrative	3,824	5,105	(25.1)%
Total operating expenses	$8,140	$9,384	(13.3)%
Total operating expenses for the three months ended June 30, 2017, and 2016 were approximately $8,140 and $9,384, respectively, a decrease of approximately $1,244 or 13.3% over comparative periods.
Product development expenses include the development and maintenance of the Company's product suite, including A&P and O&O, as well as the costs to support Pay and Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel. Product development expenses for the three months ended June 30, 2017 and 2016 were approximately $2,758 and $2,835, respectively, a decrease of approximately $77 or 2.7% over the comparative periods. The costs between comparative periods have remained largely flat, due to consistent spend on support personnel.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three months ended June 30, 2017, and 2016 were approximately $1,558 and $1,444, respectively, an increase of approximately $114 or 7.9% over the comparative periods. The increase in sales and marketing expenses over the comparative periods was primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three months ended June 30, 2017, and 2016 were approximately $3,824 and $5,105, respectively, a decrease of approximately $1,281 or 25.1% over the comparative periods. The decrease in general and administrative expenses over the comparative periods is primarily attributable to lower accounting and professional consulting expenses, offset by increased bad-debt expense and reduced stock option expense over the comparative periods due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded, and due to stock option forfeitures/cancellations over the comparative periods for older higher value options for which expense is no longer being recorded and which has the impact of further reducing stock option expense.
Interest and Other Income / (Expense)

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands)
Interest expense, net	$(707)	$(682)	3.7%
Foreign exchange transaction loss	(144)	(3)	4,700.0%
Change in fair value of convertible note embedded derivative liability	(1,308)	—	100.0%
Change in fair value of warrant liability	(464)	—	100.0%
Other income	3	18	83.3%
Total interest and other income / (expense), net	$(2,620)	$(667)	(292.8)%
Total interest and other income / (expense), net, for the three months ended June 30, 2017, and 2016 were approximately $2,620 and $667, respectively, an increase in net expenses of approximately $1,953 or 292.8% over the comparative periods. The increase is primarily attributable to the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is generated from the Notes and the Western Alliance Bank Credit Agreement in the current comparative period; and from our debt under the Term Loan Agreement with SVB and the Secured Debenture with NAC, both of which the Company entered into during March 2015 and retired in their entirety on September 28, 2016 in connection with the issuance of the Notes (see further details at Note 7 "Debt") during the prior period. Interest income consists of interest income earned on our cash and cash equivalents. This increase in total interest and other expense, net, was primarily attributable to net interest expense. Inclusive of the Notes issued on September 28, 2016 and the Western Alliance Bank Credit Agreement, the Company recorded $353 of aggregate debt discount and debt issuance cost amortization and $354 of interest expense, respectively, during the three months ended June 30, 2017. Inclusive of the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $342 of aggregate debt discount and debt issuance cost amortization and $340 of interest expense, respectively, during the three months ended June 30, 2016.
Foreign Exchange Transaction Loss
Foreign exchange transaction gain/(loss) for the three months ended June 30, 2017, and 2016 consists of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,308 due to the increase in the Company's closing stock price during the current quarter from $0.94 to $1.03.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of warrant liability of $464 due to the increase in the Company's closing stock price during the current quarter from $0.94 to $1.03.

Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three months ended June 30, 2017 and 2016. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)

Ignite	15,059	57.7%	6,825	28.4%	120.6%
Other O&O	93	0.4%	135	0.6%	(31.1)%
Total O&O	15,152	58.0%	6,960	29.0%	117.7%

Syndicated Network	3,038	11.6%	5,779	24.0%	(47.4)%
Other A&P	—	—%	70	0.3%	(100.0)%
Total A&P	3,038	11.6%	5,849	24.3%	(48.1)%

Total Advertising	18,190	69.6%	12,809	53.3%	42.0%

Pay	7,695	29.5%	10,721	44.6%	(28.2)%
Other Content	235	0.9%	509	2.1%	(53.8)%
Total Content	7,930	30.4%	11,230	46.7%	(29.4)%

Total net revenues	26,120	100.0%	24,039	100.0%	8.7%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three months ended June 30, 2017, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the current period there was an approximately$8,234 or 120.6% increase in Ignite net revenues as compared to the three months ended June 30, 2016. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its Syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three months ended June 30, 2017, there was an approximately $2,741or 47.4% decrease in Syndicated network net revenues as compared to the three months ended June 30, 2016. This decrease in Syndicated network revenue was attributable primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated networks such as our current A&P business towards more programmatic advertising.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three months ended June 30, 2017 there was an approximately $3,026 or 28.2% decline in Pay net revenues as compared to the three months ended June 30, 2016.

The decrease in the Content business over the comparative periods for the three months ended June 30, 2017 and 2016 was attributable primarily to a decline in Pay stemming from revisions to the opt-in policies at our largest DT Pay partner in Australia which drove decreased marketing spend by Content providers, as well as a continued decline in Marketplace revenues. The decline in Marketplace revenues reflects a trend we expect to continue as the end user market has shifted away from carrier specific content stores in favor of a growing number of other application delivery options.
Liquidity and Capital Resources
Selected Financial Information

	June 30, 2017	March 31, 2017
	(in thousands)
Cash	$6,302	$6,149

Short-term debt
Secured line of credit, net of issuance costs of $307 and $0, respectively	1,943	—
Total short-term debt	$1,943	$—

Long-term debt
Convertible notes, net of issuance costs and discounts of $5,975 and $6,315, respectively	10,025	9,685
Total long-term debt	$10,025	$9,685
Total debt	$11,968	$9,685

Working capital
Current assets	$27,472	$23,665
Current liabilities	35,198	30,774
Working capital	$(7,726)	$(7,109)
Working Capital
Cash totaled approximately $6,302 and $6,149 at June 30, 2017 and March 31, 2017, respectively, an increase of approximately $153 or 2.5%. Current assets totaled $27,472 and $23,665 at June 30, 2017 and March 31, 2017, respectively, an increase of approximately $3,807 or 16.1%. As of June 30, 2017 and March 31, 2017, the Company had approximately $20,136 and $16,554, respectively, in accounts receivable, an increase of $3,582 or 21.6%. As of June 30, 2017 and March 31, 2017 the Company's working capital deficit was $7,726 and $7,109, respectively, an increase in working capital deficit of $617 or 8.7%. The working capital deficit as of June 30, 2017 included the impact of the Western Alliance Bank Credit Agreement classified as a current liability of $1,943 (net of aggregate debt issuance costs and debt discount of $307), as compared to $0 as of March 31, 2017 due to the payoff of the subordinated debenture with NAC on September 28, 2016. Excluding the impact of the classification of the Western Alliance Bank Credit Agreement (net of aggregate debt issuance costs and debt discount of $307) in current liabilities at June 30, 2017, the Company's working capital deficit would have been $5,783 as of June 30, 2017, compared to a working capital deficit of $7,109 as of March 31, 2017, a decrease in the working capital deficit of $1,326.
Our primary sources of liquidity have historically been issuance of common and preferred stock, and debt. The Company may raise additional capital through future equity raises or, subject to restrictions surrounding our current indenture and credit agreement, debt financing to provide for greater flexibility for the Company to complete acquisitions, fund new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. The Company believes that it has sufficient cash and capital resources to operate its business for at least the next twelve months from the issuance date of this quarterly report on Form 10-Q. See Note 2 - Liquidity for more discussion.

As of June 30, 2017, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$16,000	$—	$—	$16,000	$—
Operating leases (b)	5,408	949	1,706	1,587	1,166
Employment agreements and other obligations (c)	725	675	50	—	—
Interest and Bank Fees	4,947	1,447	2,800	700	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$27,080	$3,071	$4,556	$18,287	$1,166
(a) convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $1,002 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Cash Flow Summary

	Three Months Ended June 30,
	2017	2016	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities	$(1,404)	$(1,096)	28.1%
Capital expenditures	(374)	(472)	(20.8)%
Proceeds from short-term borrowings	2,250	—	100.0%
Payment of debt issuance costs	(320)	(280)	14.3%
Options exercised	9	2	350.0%
Effect of exchange rate changes on cash	(8)	27	(129.6)%

Operating Activities
During the three months ended June 30, 2017 and 2016, the Company's net cash used in operating activities was $1,404 and $1,096, respectively, an increase of $308 or 28.1%. The increase in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the three months ended June 30, 2017, net cash used in operating activities was $1,404, resulting from a net loss of $4,175 offset by net non-cash expenses of $4,296, which included depreciation and amortization expense, change in the allowance for doubtful accounts, amortization of debt discount and debt issuance costs, accrued interest, stock option expense, stock-based compensation related to vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, and change in fair value of warrant liability of approximately $888, $75, $353, $344, $788, $76, $1,308, and $464, respectively. Net cash used in operating activities during the three months ended June 30, 2017 was also impacted by the change in net working capital accounts as of June 30, 2017 compared to March 31, 2017, with a net increase in current liabilities of approximately $2,203 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $3,728 (inclusive of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accounts payable and accrued license fees and revenue share of $1,818, mostly due to the timing of payments to our carrier partners.
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
Investing Activities
For the three months ended June 30, 2017 and 2016, cash used in investing activities was approximately $374 and $472, respectively, which is comprised of capital expenditures related mostly to internally developed software.
Financing Activities
For the three months ended June 30, 2017, cash provided by financing activities was approximately $1,939, inclusive of $2,250 in proceeds from our Credit Agreement, and $9 in proceeds from the exercise of stock options, offset by $320 of debt issuance costs payments. For the three months ended June 30, 2016, cash used in financing activities was approximately $278, primarily due to $280 in debt issuance costs payments, offset by $2 in proceeds from the exercise of stock options.
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

Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended March 31, 2017, as amended
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Background
As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, management concluded that our internal controls over financial reporting were not effective as of March 31, 2017, because of certain deficiencies that constituted material weaknesses in our internal controls over financial reporting. Material weaknesses could result in material misstatements of substantially all of our financial statement accounts, which would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Our management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as amended.

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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.
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
We have taken and completed certain actions, with other planned actions to be taken during fiscal 2018, to remediate the material weakness.
Planned Actions

•
Develop and execute a plan to fully implement and effectively operate the key controls identified through the completion of the documentation of internal control procedures over all significant accounting areas and information technology that have an impact on financial reporting.

•
Implement a cyclical process for evaluating and testing the control environment to help ensure any future key control failures will be identified on a timely basis, and allow for the possibility of immediate detection and remediation.

•	Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.
The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 “Commitments and Contingencies - Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1 (A).    Risk Factors
Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, as amended, for the year ended March 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

4.1	Second Supplemental Indenture, dated as of May 23, 2017, between Digital Turbine, Inc., certain Guarantors, and US Bank National Association as trustee. 1*

4.2	First Amendment to Warrant Agreement, dated as of May 23, 2017, between Digital Turbine, Inc. and US Bank National Association as warrant agent. 1*

10.1	Business Finance Agreement with Western Alliance Bank, dated as of May 23, 2017. 1*

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. +

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350. +

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

1*	Incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

*	Filed herewith.

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
Dated: August 7, 2017
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: August 7, 2017
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)