Form 10-Q
period 2017-09-30
Digital Turbine, Inc.
filed 2017-11-07
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of October 31, 2017, the Company had 71,663,791 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2017

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$5,867	$6,149
Restricted cash	331	331
Accounts receivable, net of allowances of $832 and $597, respectively	23,787	16,554
Deposits	117	121
Prepaid expenses and other current assets	444	510
Total current assets	30,546	23,665
Property and equipment, net	2,565	2,377
Deferred tax assets	688	352
Intangible assets, net	3,393	4,565
Goodwill	76,621	76,621
TOTAL ASSETS	$113,813	$107,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,277	$19,868
Accrued license fees and revenue share	10,442	8,529
Accrued compensation	1,876	1,073
Short-term debt, net of debt issuance costs of $290 and $0, respectively	2,210	—
Other current liabilities	1,194	1,304
Total current liabilities	38,999	30,774
Convertible notes, net of debt issuance costs and discounts of $3,491 and $6,315, respectively	6,509	9,685
Convertible note embedded derivative liability	5,116	3,218
Warrant liability	2,704	1,076
Other non-current liabilities	241	782
Total liabilities	53,569	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 72,396,491 issued and 71,662,035 outstanding at September 30, 2017; 67,329,262 issued and 66,594,807 outstanding at March 31, 2017	10	8
Additional paid-in capital	308,415	299,580
Treasury stock (754,599 shares at September 30 and March 31, 2017)	(71)	(71)
Accumulated other comprehensive loss	(326)	(321)
Accumulated deficit	(247,884)	(237,251)
Total stockholders' equity	60,244	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,813	$107,580
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$27,891	$22,832	$54,011	$46,871
Cost of revenues
License fees and revenue share	19,885	17,797	38,766	37,021
Other direct cost of revenues	643	1,882	1,266	3,762
Total cost of revenues	20,528	19,679	40,032	40,783
Gross profit	7,363	3,153	13,979	6,088
Operating expenses
Product development	2,837	3,117	5,595	5,952
Sales and marketing	1,688	1,528	3,246	2,972
General and administrative	4,088	4,815	7,912	9,920
Total operating expenses	8,613	9,460	16,753	18,844
Loss from operations	(1,250)	(6,307)	(2,774)	(12,756)
Interest and other expense, net
Interest expense, net	(662)	(622)	(1,369)	(1,304)
Foreign exchange transaction loss	(73)	(1)	(217)	(4)
Change in fair value of convertible note embedded derivative liability	(3,344)	(430)	(4,652)	(430)
Change in fair value of warrant liability	(1,164)	(140)	(1,628)	(140)
Loss on extinguishment of debt	(882)	(293)	(882)	(293)
Other income	33	15	36	33
Total interest and other expense, net	(6,092)	(1,471)	(8,712)	(2,138)
Loss from operations before income taxes	(7,342)	(7,778)	(11,486)	(14,894)
Income tax benefit	(884)	(437)	(853)	(141)
Net loss	$(6,458)	$(7,341)	$(10,633)	$(14,753)
Other comprehensive income / (loss)
Foreign currency translation adjustment	3	(80)	(5)	(53)
Comprehensive loss	$(6,455)	$(7,421)	$(10,638)	$(14,806)
Basic and diluted net loss per common share	$(0.10)	$(0.11)	$(0.16)	$(0.22)
Weighted-average common shares outstanding, basic and diluted	66,846	66,457	66,723	66,358
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(10,633)	$(14,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,808	4,199
Change in allowance for doubtful accounts	235	7
Amortization of debt discount and debt issuance costs	680	681
Accrued interest	(24)	(91)
Stock-based compensation	1,479	2,310
Stock based compensation for services rendered	150	166
Change in fair value of convertible note embedded derivative liability	4,652	430
Change in fair value of warrant liability	1,628	140
Loss on extinguishment of debt	882	293
(Increase) / decrease in assets:
Restricted cash transferred from operating cash	—	(321)
Accounts receivable	(7,468)	35
Deposits	4	61
Deferred tax assets	(336)	99
Prepaid expenses and other current assets	66	68
Increase / (decrease) in liabilities:
Accounts payable	3,409	4,771
Accrued license fees and revenue share	1,912	(1,009)
Accrued compensation	803	(280)
Other current liabilities	(86)	(393)
Other non-current liabilities	(541)	20
Net cash used in operating activities	(1,380)	(3,567)

Cash flows from investing activities
Capital expenditures	(823)	(1,115)
Net cash used in investing activities	(823)	(1,115)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000
Proceeds from short-term borrowings	2,500	—
Options exercised	19	11
Repayment of debt obligations	(247)	(11,000)
Payment of debt issuance costs	(346)	(2,091)
Net cash provided by financing activities	1,926	2,920

Effect of exchange rate changes on cash	(5)	(53)

Net change in cash	(282)	(1,815)

Cash, beginning of period	6,149	11,231

Cash, end of period	$5,867	$9,416

Supplemental disclosure of non-cash investing and financing activities:
Common stock of the Company issued for extinguishment of debt	$7,187	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017
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
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of September 30, 2017, we had cash and restricted cash totaling approximately $6,198.

On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay approximately $11,000 of secured indebtedness, consisting of approximately $3,000 to Silicon Valley Bank ("SVB") and $8,000 to North Atlantic Capital ("NAC"), retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. The Company previously entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, which provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants. During September 2017, noteholders of $6,000 of the Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock based on the applicable conversion price, plus additional shares of common stock and cash to satisfy the early conversion payments required by the indenture under which the Notes were issued. At September 30, 2017, aggregate principal amount of $10,000 remained outstanding and is reflected on the balance sheet, net of debt issuance costs and discounts of $3,491, in the amount of $6,509. Refer to Note 7 "Debt" and Note 10 "Capital Stock Transactions" for more details.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial (65%) pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with certain monthly financial covenants. At September 30, 2017, the gross outstanding principle on the Credit Agreement was $2,500 which is presented, net of capitalized debt issuance costs of $290, as net secured short-term line of credit of $2,210. Refer to Note 7 "Debt" for more details.
In addition, the indenture for the Notes, and the related warrant agreement for the warrants issued in connection with the Notes, contain, among other protections, price-based anti-dilution rights. These rights could result in significant dilution to other stockholders in the event we were to complete certain types of financings at valuations below specified levels. At our January 2017 annual stockholders meeting, we received stockholder approval to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. However, as a result of the modification of our indenture for the Notes and related modification of the warrant agreement in connection with soliciting consent for incurrence of the Credit Agreement, the January 2017 stockholder approval no longer applies and we would need to receive a new stockholder approval in order to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. We are required to seek such stockholder approval. Until we do so, conversion rights of holders may be limited and, under the indenture, we may be required to satisfy attempted conversions with cash.
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

3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2017, the results of its operations and corresponding comprehensive loss, and its cash flows for the six months ended September 30, 2017 and 2016. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.
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
Recently Issued Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which addresses the complexity of accounting for certain financial instruments with down round features under current guidance criterion. With this new update, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This guidance is to be applied retrospectively for instruments outstanding as of the adoption date. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application is permitted. The Company will adopt ASU 2017-11 during the quarter ended June 30, 2019, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which modifies the scope of share-based payment award modification accounting in an effort to provide clarity and reduce diversity in practice under old guidance. Under this new standard, an entity should apply modification accounting (Topic 718) unless specific criterion related to fair value, vesting conditions, and equity/liability classification are all met. This guidance is to be applied prospectively for awards modified on or after the adoption date. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted. The Company will adopt ASU 2017-09 during the quarter ended June 30, 2018, and does not expect the impact of this ASU to have a material impact on its consolidated results of operations, financial condition and cash flows.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years. In 2016 and 2017, the FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, during the quarter ended June 30, 2018.  Further, the Company is in the initial stages of evaluating the effect of the standard on its consolidated results of operations, financial condition and cash flows, but expects the impact to not be material.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of September 30, 2017, two major Advertising customers and one Content customer represented approximately 15.9% , 10.0% , and 12.3%, respectively, of the Company’s net accounts receivable balance. As of March 31, 2017, two major customers represented 11.2% and 10.7% of the Company's net accounts receivable balance, both within the Advertising business.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and six months ended September 30, 2017, Singapore Telecommunications Limited, a Content customer represented 20.0% and 18.6% of net revenues, respectively; AOL Inc., an Advertising customer represented 14.2% and 13.2% of net revenues, respectively; Telstra Corporation Limited, a Content customer represented 12.5% and 12.0% of net revenues, respectively; and Machine Zone, Inc., an Advertising customer represented 10.6% and 10.5% of net revenues, respectively. During the three and six months ended September 30, 2016, Telstra Corporation Limited, a Content customer represented 21.3% and 27.3% of net revenues, respectively, and Jam City Inc., an Advertising customer represented 16.7% and 12.1% of net revenues, respectively.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2017, Verizon Wireless, a carrier partner, generated 30.8% and 31.8% of our net revenues, respectively; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 16.7% and 15.4% of our net revenue, respectively. During the three and six months ended September 30, 2016, Verizon Wireless, generated 28.6% and 23.7% of our net revenues, respectively.
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

4.    Accounts Receivable

	September 30, 2017	March 31, 2017
	(Unaudited)
Billed	$15,255	$9,367
Unbilled	9,364	7,784
Allowance for doubtful accounts	(832)	(597)
Accounts receivable, net	$23,787	$16,554
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of September 30, 2017 and March 31, 2017 are expected to be billed and collected within twelve months.
The Company recorded $148 and $235 of bad debt expense during the three and six months ended September 30, 2017, respectively. The Company recorded $28 and $405 of bad debt expense during the three and six months ended September 30, 2016, respectively.
5.    Property and Equipment

	September 30, 2017	March 31, 2017
	(Unaudited)
Computer-related equipment	$4,965	$4,133
Furniture and fixtures	108	116
Leasehold improvements	143	143
Property and equipment, gross	5,216	4,392
Accumulated depreciation	(2,651)	(2,015)
Property and equipment, net	$2,565	$2,377
Depreciation expense for the three and six months ended September 30, 2017 was $339 and $636, respectively; and $223 and $437 for the three and six months ended September 30, 2016, respectively. Depreciation expense in the three and six months ended September 30, 2017 includes $277 and $542, respectively, related to internal use assets included in General and Administrative Expense and $62 and $94, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense in the prior year comparative periods related exclusively to internal use assets and is included in General and Administrative Expense.
6.    Intangible Assets
The components of intangible assets at September 30, 2017 and March 31, 2017 were as follows:

	As of September 30, 2017
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$11,544	$(9,275)	$2,269
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,210)	1,090
License agreements	355	(321)	34
Total	$23,579	$(20,186)	$3,393

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Software	$11,544	$(8,191)	$3,353
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,152)	1,148
License agreements	355	(291)	64
Total	$23,579	$(19,014)	$4,565
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; thus, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $582 and $1,172, respectively, during the three and six months ended September 30, 2017, and $1,882 and $3,762, respectively, during the three and six months ended September 30, 2016. The decrease in amortization expense year-over-year was primarily attributable to advertiser and publisher relationships acquired in the Appia Inc transaction being fully amortized and the write-off of certain assets during fiscal year 2017.
Based on the amortizable intangible assets as of September 30, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
2018	$1,097
2019	1,375
2020	114
2021	114
2022	114
Thereafter	579
Total	$3,393

7.    Debt

	September 30, 2017	March 31, 2017
	(Unaudited)
Short-term debt
Secured line of credit, net of debt issuance costs of $290 and $0, respectively	$2,210	$—
Total short-term debt	$2,210	$—

	September 30, 2017	March 31, 2017
	(Unaudited)
Long-term debt
Convertible notes, net of issuance costs and discounts of $3,491 and $6,315, respectively	$6,509	$9,685
Total long-term debt	$6,509	$9,685
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 8. "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 8. "Fair Value Measurements for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the three months ended December 31, 2016, the Company further incurred $212 in costs directly associated with the issuance of the Notes, for the preparation and filing of the S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
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
The Company will not have the right to issue shares of common stock as payment of the Early Conversion Payment, if the aggregate number of shares issued (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of the Conversion date (or the "Notes Exchange Cap"). The Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Notes Exchange Cap.
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

The Company previously entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, which provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
During September 2017, noteholders of $6,000 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the indenture under which the Notes were issued. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $1,579 and $621, respectively, was extinguished for a net debt extinguishment of $3,800. In total, 5,043,018 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $7,187 to additional paid in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $882 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the FMV of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates in September 2017. See Note 8. "Fair Value Measurements for more information.
As of September 30, 2017, the outstanding principal on the Notes was $10,000, the unamortized debt issuance costs and debt discount in aggregate was $3,491, and the net carrying amount of the Notes was $6,509 , which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $327 and $680, respectively, of aggregate debt discount and debt issuance cost amortization during the three and six months ended September 30, 2017, and $339 and $681, respectively, for the three and six months ended September 30, 2016. Inclusive of the Notes issued on September 28, 2016 and the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $335 and $689, respectively, of interest expense during the three and six months ended September 30, 2017 and $282 and $623, respectively, for the three and six months ended September 30, 2016.

Senior Secured Credit Facility
On May 23, 2017, the Company entered a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Fifty percent of the availability of the total facility was originally subject to EX-IM Bank approval, which this approval has been received.
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
As of September 30, 2017, the Company was in compliance with the covenants of the Credit Agreement.
The Credit Agreement requires that at least two-thirds (2/3rds) of the holders of the Notes at all times be subject to subordination agreements with the Bank, which were obtained in connection with the solicitation of consents for the Second Supplemental Indenture described below.
The Credit Agreement contains other customary covenants, representations, indemnities and events of default.
At September 30, 2017, the gross outstanding principle on the Credit Agreement was $2,500 which is presented, net of capitalized debt issuance costs of $290, as net secured short-term line of credit of $2,210.
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
The Supplemental Indenture and Warrant Amendment provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.

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
The Company’s financial liabilities as of the issuance date of the convertible notes on the initial measurement date of September 28, 2016 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance at Inception
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,693	$3,693
Warrant liability	—	—	1,223	1,223
Total	$—	$—	$4,916	$4,916
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
As of September 30, 2017 and March 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of September 30, 2017
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$5,116	$5,116
Warrant liability	—	—	2,704	2,704
Total	$—	$—	$7,820	$7,820

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,218	$3,218
Warrant liability	—	—	1,076	1,076
Total	$—	$—	$4,294	$4,294
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$3,218
Change in fair value of convertible note embedded derivative liability	4,652
Derecognition on extinguishment or conversion	(2,754)
Balance at September 30, 2017	$5,116
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $3,344 due to the increase in the Company's closing stock price during the current quarter from $1.03 to $1.51, offset by the extinguishment of $6,000 of Notes, and the underlying derivative instruments, during the current quarter. During the six months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $4,652 due to the increase in the Company's closing stock price during the current fiscal year from $0.94 to $1.51, offset by the derecognition of $2,754 of derivative liability on the extinguishment of $6,000 of Notes, and the underlying derivative instruments, during the current quarter. During the three and six months ended September 30, 2016, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $430 due to the increase in the Company's closing stock price from inception to the period ended September 30, 2016 from $0.99 to $1.05.

The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

September 30, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.51
Expected term	3.00 years
Risk-free rate (1)	1.61%
Assumed early conversion/exercise price (per share)	$2.73
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$1,076
Change in fair value of warrant liability	1,628
Balance at September 30, 2017	$2,704
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. Due to the Company's closing stock price increasing during the three and six months ended September 30, 2017, from $1.03 to $1.51 and $0.94 to $1.51, respectively, this had the impact during the three and six months ended September 30, 2017 of recording a loss from change in fair value of convertible note embedded derivative liability of $1,164 and $1,628, respectively.

The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

September 30, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.51
Expected term	3.00 years
Risk-free rate (1)	1.61%
Assumed early conversion/exercise price (per share)	$2.73
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 9,285,919 and 9,665,123 remained available for future grants as of September 30, 2017 and March 31, 2017, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 872,000, 757,934, and 265,138, respectively.
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

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2017	9,735,778	$2.56	7.95	$801
Granted	872,000	1.06
Forfeited / Cancelled	(757,934)	2.19
Exercised	(24,211)	0.71
Options Outstanding, September 30, 2017	9,825,633	2.46	7.71	3,320
Vested and expected to vest (net of estimated forfeitures) at September 30, 2017 (a)	8,753,144	2.64	7.53	2,727
Exercisable, September 30, 2017	4,162,328	$4.23	6.10	$536
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2017 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2017. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at September 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	7,652	$0.24	2.48	7,652	$0.24
$0.51 - 1.00	3,359,407	$0.73	9.04	438,141	$0.69
$1.01 - 1.50	2,892,564	$1.28	8.70	635,671	$1.24
$1.51 - 2.00	206,333	$1.51	7.88	114,973	$1.51
$2.01 - 2.50	253,779	$2.43	3.33	220,445	$2.42
$2.51 - 3.00	891,532	$2.62	6.73	773,778	$2.63
$3.51 - 4.00	840,300	$3.96	7.02	732,385	$3.96
$4.01 - 4.50	844,066	$4.14	5.82	721,369	$4.14
$4.51 - 5.00	60,000	$4.65	5.49	60,000	$4.65
$5.01 and over	470,000	$16.32	1.26	457,914	$16.60
	9,825,633			4,162,328
Other information pertaining to stock options for the Stock Plans for the six months ended September 30, 2017 and 2016, as stated in the table below, is as follows:

	September 30,
	2017	2016
Total fair value of options vested	$1,461	$2,452
Total intrinsic value of options exercised (a)	$9	$8
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2017 and 2016.

During the six months ended September 30, 2017 and 2016, the Company granted options to purchase 872,000 and 1,037,000 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.06 and $0.82, respectively.
At September 30, 2017 and 2016, there was $3,254 and $6,731 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.02 and 2.31 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the three and six months ended September 30, 2017 are presented below.

September 30, 2017
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
Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2017 and 2016, which includes both stock options and restricted stock, was $765 and $1,629, respectively, and $1,173 and $2,476, respectively. Please refer to Note 10. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
In September 2017, in connection with the redemption of $6,000 of the Notes, the Company issued 5,043,018 shares to the holders of those Notes in exchange for the extinguishment of the Notes. Refer to Note 7 "Debt" and Note 8 "Fair Value Measurements" for more details.

The following table provides activity for warrants issued and outstanding during the six months ended September 30, 2017:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2017	5,003,813	1.62
Issued	—	—
Exercised	—	—
Expired	(71,428)	3.50
Outstanding as of September 30, 2017	4,932,385	1.59
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
In August 2017, the Company issued 265,138 restricted shares to its directors for services. The shares vest over one year. The fair value of the shares on the date of issuance was $289.
With respect to time condition RSAs, the Company expensed $74 and $150 during the three and six months ended September 30, 2017, and $86 and $166 during three and six months ended September 30, 2016, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2017	139,318	1.10
Granted	265,138	1.09
Vested	(139,318)	1.10
Cancelled	—	—
Unvested restricted stock outstanding as of September 30, 2017	265,138	1.09
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of September 30, 2017.
At September 30, 2017, there was $241 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.83 years.

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three and six months ended September 30, 2017 and 2016, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,458)	$(7,341)	$(10,633)	$(14,753)
Weighted-average common shares outstanding, basic and diluted	66,846	66,457	66,723	66,358
Basic and diluted net loss per common share	$(0.10)	$(0.11)	$(0.16)	$(0.22)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	1,428	156	1,238	81
12.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2017, a tax benefit of $884 and $853, respectively, resulted in an effective tax rate of 12.0% and 7.4%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the current quarter is largely due to changes resulting from the finalization of the transfer pricing study.
During the three and six months ended September 30, 2016, a tax benefit of $437 and $141, respectively, resulted in an effective tax rate of 5.6% and 1.0%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
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
No significant legal matters or other proceedings exist at this time. Accordingly the Company has accrued no liability.

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
The following table sets forth segment information on our net revenues and loss from operations for the three and six months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Content	Advertising	Total	Content	Advertising	Total
Net revenues	$9,784	$18,107	$27,891	$7,626	$15,206	$22,832
Loss from operations	(1,006)	(244)	(1,250)	(1,346)	(4,961)	(6,307)

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
	Content	Advertising	Total	Content	Advertising	Total
Net revenues	$17,714	$36,297	$54,011	$18,856	$28,015	$46,871
Loss from operations	(2,108)	(666)	(2,774)	(2,751)	(10,005)	(12,756)

The following table sets forth geographic information on our net revenues for the three and six months ended September 30, 2017 and 2016. Net revenues by geography are based on the billing addresses of our customers.

	Three Months Ended September 30,
	2017	2016
Net revenues
United States and Canada	$8,292	$8,811
Europe, Middle East, and Africa	2,351	4,047
Asia Pacific and China	16,193	9,558
Mexico, Central America, and South America	1,055	416
Consolidated net revenues	$27,891	$22,832

	Six Months Ended September 30,
	2017	2016
Net revenues
United States and Canada	$15,485	$15,480
Europe, Middle East, and Africa	4,885	7,805
Asia Pacific and China	30,948	22,954
Mexico, Central America, and South America	2,693	632
Consolidated net revenues	$54,011	$46,871

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
The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017; consolidated statements of operations for the three and six months ended September 30, 2017 and 2016; and condensed consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended September 30, 2017 or 2016.

Condensed Consolidated Balance Sheet
as of September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$533	$4,878	$456	$5,867
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $832	—	23,110	677	23,787
Deposits	—	117	—	117
Prepaid expenses and other current assets	217	213	14	444
Total current assets	906	28,493	1,147	30,546
Property and equipment, net	55	2,493	17	2,565
Deferred tax assets	688			688
Intangible assets, net	1	1,900	1,492	3,393
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,650	$103,263	$8,900	$113,813
INTERCOMPANY
Intercompany payable/receivable, net	121,681	(106,267)	(15,414)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$751	$22,326	$200	$23,277
Accrued license fees and revenue share	—	10,051	391	10,442
Accrued compensation	534	1,342	—	1,876
Short-term debt, net of debt issuance costs and discounts of $290	2,210	—	—	2,210
Other current liabilities	714	544	(64)	1,194
Total current liabilities	4,209	34,263	527	38,999
Convertible notes, net of debt issuance costs and discounts of $3,491	6,509	—	—	6,509
Convertible note embedded derivative liability	5,116	—	—	5,116
Warrant liability	2,704	—	—	2,704
Other non-current liabilities	168	73	—	241
Total liabilities	18,706	34,336	527	53,569
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 72,396,491 issued and 71,662,035 outstanding at September 30, 2017.	10	—	—	10
Additional paid-in capital	308,415	—	—	308,415
Treasury stock (754,599 shares at September 30, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	(18)	(1,443)	1,135	(326)
Accumulated deficit	(203,811)	(35,897)	(8,176)	(247,884)
Total stockholders' equity	104,625	(37,340)	(7,041)	60,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,331	$(3,004)	$(6,514)	$113,813

Condensed Consolidated Balance Sheet
as of March 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$258	$5,333	$558	$6,149
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $597	—	15,740	814	16,554
Deposits	—	121	—	121
Prepaid expenses and other current assets	282	226	2	510
Total current assets	696	21,595	1,374	23,665
Property and equipment, net	64	2,296	17	2,377
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,647	1,918	4,565
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,112	$96,915	$9,553	$107,580
INTERCOMPANY
Intercompany payable/receivable, net	123,800	(107,348)	(16,452)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,023	$18,697	$148	$19,868
Accrued license fees and revenue share	—	8,312	217	8,529
Accrued compensation	32	1,041	—	1,073
Other current liabilities	794	510	—	1,304
Total current liabilities	1,849	28,560	365	30,774
Convertible notes, net of debt issuance costs and discounts of $6,315	9,685	—	—	9,685
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Other non-current liabilities	695	87	—	782
Total liabilities	16,523	28,647	365	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,806 outstanding at March 31, 2017	8	—	—	8
Additional paid-in capital	299,580	—	—	299,580
Treasury stock (754,599 shares at March 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	—	(1,704)	1,383	(321)
Accumulated deficit	(191,228)	(37,376)	(8,647)	(237,251)
Total stockholders' equity	108,389	(39,080)	(7,264)	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,912	$(10,433)	$(6,899)	$107,580

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$40,775	$504	$(13,388)	$27,891
Cost of revenues
License fees and revenue share	—	32,991	282	(13,388)	19,885
Other direct cost of revenues	—	430	213	—	643
Total cost of revenues	—	33,421	495	(13,388)	20,528
Gross profit	—	7,354	9	—	7,363
Operating expenses
Product development	7	2,812	18	—	2,837
Sales and marketing	72	1,547	69	—	1,688
General and administrative	2,393	1,575	120	—	4,088
Total operating expenses	2,472	5,934	207	—	8,613
Income / (loss) from operations	(2,472)	1,420	(198)	—	(1,250)
Interest and other expense, net
Interest expense, net	(662)	—	—	—	(662)
Foreign exchange transaction loss	—	(73)	—	—	(73)
Change in fair value of convertible note embedded derivative liability	(3,344)	—	—	—	(3,344)
Change in fair value of warrant liability	(1,164)	—	—	—	(1,164)
Loss on extinguishment of debt	(882)	—	—	—	(882)
Other income	28	4	1	—	33
Total interest and other expense, net	(6,024)	(69)	1	—	(6,092)
Income / (loss) from operations before income taxes	(8,496)	1,351	(197)	—	(7,342)
Income tax benefit	(884)	—	—	—	(884)
Net income / (loss)	$(7,612)	$1,351	$(197)	$—	$(6,458)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	219	(216)	—	3
Comprehensive income / (loss)	$(7,612)	$1,570	$(413)	$—	$(6,455)

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$78,712	$851	$(25,552)	$54,011
Cost of revenues
License fees and revenue share	—	63,860	458	(25,552)	38,766
Other direct cost of revenues	—	839	427	—	1,266
Total cost of revenues	—	64,699	885	(25,552)	40,032
Gross profit	—	14,013	(34)	—	13,979
Operating expenses
Product development	12	5,553	30	—	5,595
Sales and marketing	174	2,950	122	—	3,246
General and administrative	4,718	3,000	194	—	7,912
Total operating expenses	4,904	11,503	346	—	16,753
Income / (loss) from operations	(4,904)	2,510	(380)	—	(2,774)
Interest and other expense, net
Interest expense, net	(1,369)	—	—	—	(1,369)
Foreign exchange transaction loss	—	(217)	—	—	(217)
Change in fair value of convertible note embedded derivative liability	(4,652)	—	—	—	(4,652)
Change in fair value of warrant liability	(1,628)	—	—	—	(1,628)
Loss on extinguishment of debt	(882)	—	—	—	(882)
Other income	(21)	57	—	—	36
Total interest and other expense, net	(8,552)	(160)	—	—	(8,712)
Income / (loss) from operations before income taxes	(13,456)	2,350	(380)	—	(11,486)
Income tax benefit	(853)	—	—	—	(853)
Net income / (loss)	$(12,603)	$2,350	$(380)	$—	$(10,633)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	$(12,603)	$2,345	$(380)	$—	$(10,638)

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$30,338	$462	$(7,968)	$22,832
Cost of revenues
License fees and revenue share	—	25,547	218	(7,968)	17,797
Other direct cost of revenues	—	1,594	288	—	1,882
Total cost of revenues	—	27,141	506	(7,968)	19,679
Gross profit	—	3,197	(44)	—	3,153
Operating expenses
Product development	9	3,079	29	—	3,117
Sales and marketing	42	1,480	6	—	1,528
General and administrative	3,083	1,704	28	—	4,815
Total operating expenses	3,134	6,263	63	—	9,460
Loss from operations	(3,134)	(3,066)	(107)	—	(6,307)
Interest and other expense, net
Interest expense, net	(6)	(616)	—	—	(622)
Foreign exchange transaction loss	—	(1)	—	—	(1)
Change in fair value of convertible note embedded derivative liability	(430)	—	—	—	(430)
Change in fair value of warrant liability	(140)	—	—	—	(140)
Loss on extinguishment of debt	(293)	—	—	—	(293)
Loss on settlement of debt	—	—	—	—	—
Gain / (loss) on disposal of fixed assets	—	—	—	—	—
Gain on change in valuation of long-term contingent liability	—	—	—	—	—
Other income	14	1	—	—	15
Total interest and other expense, net	(855)	(616)	—	—	(1,471)
Loss from operations before income taxes	(3,989)	(3,682)	(107)	—	(7,778)
Income tax benefit	(437)	—	—	—	(437)
Net loss	$(3,552)	$(3,682)	$(107)	$—	$(7,341)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(80)	—	—	—	(80)
Comprehensive loss	$(3,632)	$(3,682)	$(107)	$—	$(7,421)

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$59,942	$580	$(13,651)	$46,871
Cost of revenues
License fees and revenue share	—	50,424	248	(13,651)	37,021
Other direct cost of revenues	—	3,185	577	—	3,762
Total cost of revenues	—	53,609	825	(13,651)	40,783
Gross profit	—	6,333	(245)	—	6,088
Operating expenses
Product development	9	5,885	163	—	5,952
Sales and marketing	82	2,910	(20)	—	2,972
General and administrative	7,094	3,072	(246)	—	9,920
Total operating expenses	7,185	11,867	(208)	—	18,844
Loss from operations	(7,185)	(5,534)	(37)	—	(12,756)
Interest and other income / (expense), net
Interest expense, net	(6)	(1,298)	—	—	(1,304)
Foreign exchange transaction loss	—	(2)	(2)	—	(4)
Change in fair value of convertible note embedded derivative liability	(430)	—	—	—	(430)
Change in fair value of warrant liability	(140)	—	—	—	(140)
Loss on extinguishment of debt	(293)	—	—	—	(293)
Other income	31	2	—	—	33
Total interest and other income / (expense), net	(838)	(1,298)	(2)	—	(2,138)
Income / (loss) from operations before income taxes	(8,023)	(6,832)	(39)	—	(14,894)
Income tax benefit	(141)	—	—	—	(141)
Net income / (loss)	$(7,882)	$(6,832)	$(39)	$—	$(14,753)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(53)	—	—	—	(53)
Comprehensive income / (loss)	$(7,935)	$(6,832)	$(39)	$—	$(14,806)

Condensed Consolidated Statement of Cash Flows
for the six months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(12,603)	$2,350	$(380)	$(10,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	1,391	408	1,808
Change in allowance for doubtful accounts	—	243	(8)	235
Amortization of debt discount and debt issuance costs	680	—	—	680
Accrued interest	(24)	—	—	(24)
Stock-based compensation	1,479	—	—	1,479
Stock based compensation for services rendered	150	—	—	150
Change in fair value of convertible note embedded derivative liability	4,652	—	—	4,652
Change in fair value of warrant liability	1,628	—	—	1,628
Loss on extinguishment of debt	882	—	—	882
(Increase) / decrease in assets:
Accounts receivable	—	(7,614)	146	(7,468)
Deposits	—	4	—	4
Deferred tax assets	(336)	—	—	(336)
Prepaid expenses and other current assets	33	45	(12)	66
Increase / (decrease) in liabilities:
Accounts payable	(272)	3,630	51	3,409
Accrued license fees and revenue share	—	1,736	176	1,912
Accrued compensation	501	302	—	803
Other current liabilities	2,096	(1,679)	(503)	(86)
Other non-current liabilities	(529)	(12)	—	(541)
Intercompany movement of cash	3	(28)	25	—
Net cash used in operating activities	(1,651)	368	(97)	(1,380)

Cash flows from investing activities
Capital expenditures	—	(818)	(5)	(823)
Net cash used in investing activities	—	(818)	(5)	(823)

Cash flows from financing activities
Proceeds from short-term borrowings	2,500	—	—	2,500
Payment of debt issuance costs	(346)	—	—	(346)
Options exercised	19	—	—	19
Stock issued for cash in stock offering, net	(247)	—	—	(247)
Net cash provided by financing activities	1,926	—	—	1,926

Effect of exchange rate changes on cash	—	(5)	—	(5)

Net change in cash	275	(455)	(102)	(282)

Cash, beginning of period	258	5,333	558	6,149

Cash, end of period	$533	$4,878	$456	$5,867

Condensed Consolidated Statement of Cash Flows
for the six months ended September 30, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(7,882)	$(6,832)	$(39)	$(14,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	3,616	578	4,199
Change in allowance for doubtful accounts	—	7	—	7
Amortization of debt discount and debt issuance costs	—	681	—	681
Accrued interest	—	(91)	—	(91)
Stock-based compensation	2,310	—	—	2,310
Stock based compensation for services rendered	166	—	—	166
Change in fair value of convertible note embedded derivative liability	430	—	—	430
Change in fair value of warrant liability	140	—	—	140
Loss on extinguishment of debt	293	—	—	293
(Increase) / decrease in assets:
Restricted cash transferred from operating cash	—	(321)	—	(321)
Accounts receivable	17	325	(307)	35
Deposits	—	17	44	61
Deferred tax assets	99	—	—	99
Prepaid expenses and other current assets	(49)	108	9	68
Increase / (decrease) in liabilities:
Accounts payable	233	4,562	(24)	4,771
Accrued license fees and revenue share	—	(1,219)	210	(1,009)
Accrued compensation	582	(765)	(97)	(280)
Other current liabilities	1,539	61	(1,993)	(393)
Other non-current liabilities	(1,004)	(617)	1,641	20
Net cash used in operating activities	(3,121)	(468)	22	(3,567)

Cash flows from investing activities
Capital expenditures	(3)	(1,092)	(20)	(1,115)
Net cash used in investing activities	(3)	(1,092)	(20)	(1,115)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000	—	16,000
Proceeds from short-term borrowings	—	(11,000)	—	(11,000)
Payment of debt issuance costs	—	(2,091)	—	(2,091)
Options exercised	11	—	—	11
Net cash provided by financing activities	11	2,909	—	2,920

Effect of exchange rate changes on cash	(53)	—	—	(53)

Net change in cash	(3,166)	1,349	2	(1,815)

Cash, beginning of period	6,712	4,466	53	11,231

Cash, end of period	$3,546	$5,815	$55	$9,416

18.    Subsequent Events
None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India, and Israel.
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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$27,891	$22,832	22.2%	$54,011	$46,871	15.2%
License fees and revenue share	19,885	17,797	11.7%	38,766	37,021	4.7%
Other direct cost of revenues	643	1,882	(65.8)%	1,266	3,762	(66.3)%
Gross profit	7,363	3,153	133.5%	13,979	6,088	129.6%
Total operating expenses	8,613	9,460	(9.0)%	16,753	18,844	(11.1)%
Loss from operations	(1,250)	(6,307)	(80.2)%	(2,774)	(12,756)	(78.3)%
Interest expense, net	(662)	(622)	6.4%	(1,369)	(1,304)	5.0%
Foreign exchange transaction loss	(73)	(1)	7,200.0%	(217)	(4)	5,325.0%
Change in fair value of convertible note embedded derivative liability	(3,344)	(430)	677.7%	(4,652)	(430)	981.9%
Change in fair value of warrant liability	(1,164)	(140)	731.4%	(1,628)	(140)	1,062.9%
Loss on extinguishment of debt	(882)	(293)	201.0%	(882)	(293)	201.0%
Other income	33	15	120.0%	36	33	9.1%
Loss from operations before income taxes	(7,342)	(7,778)	(5.6)%	(11,486)	(14,894)	(22.9)%
Income tax benefit	(884)	(437)	102.3%	(853)	(141)	505.0%
Net loss	$(6,458)	$(7,341)	(12.0)%	$(10,633)	$(14,753)	(27.9)%
Basic and diluted net loss per common share	$(0.10)	$(0.11)	(9.1)%	$(0.16)	$(0.22)	(27.3)%
Weighted-average common shares outstanding, basic and diluted	66,846	66,457	0.6%	66,723	66,358	0.6%

Comparison of the three and six months ended September 30, 2017 and 2016
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$9,784	$7,626	28.3%	$17,714	$18,856	(6.1)%
Advertising	18,107	15,206	19.1%	36,297	28,015	29.6%
Total	$27,891	$22,832	22.2%	$54,011	$46,871	15.2%
During the three and six months ended September 30, 2017 there was an approximately $5,059 and $7,140 or 22.2% and 15.2% increase, in overall revenue, as compared to the three and six months ended September 30, 2016. This is primarily due to growth in Advertising revenue driven by increased O&O revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners, partially offset by a decline in traditional A&P revenue. A&P revenue declined due to decrease in demand from advertising partners and a decline in publisher distribution partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising. The increase in the Content business was driven primarily by growth in Pay from overall increased demand for the product with customers in Australia, and the continued increase of Pay revenue from other Asia-Pacific markets. The increase in the Pay business was partially offset by a continued decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Revenues from Singapore Telecommunications Limited, a Content customer; AOL Inc., an Advertising customer; Telstra Corporation Limited, a Content customer; and Machine Zone, Inc., an Advertising customer each represented more than 10% of the Company's total revenue for the three and six months ended September 30, 2017. A reduction or delay in operating activity from these customers, or a delay or default in payment by these customers could materially harm the Company’s business and prospects. The Company expects to maintain the relationship and does not expect to experience material reductions or delays in operating activity with these customers.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2017, Verizon Wireless, a carrier partner, generated 30.8% and 31.8% of our net revenues; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 16.7% and 15.4% of our net revenue. During the three and six months ended September 30, 2016, Verizon Wireless, generated 28.6% and 23.7% of our net revenues.

Gross Margins

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$1,192	$781	52.6%	$1,950	$1,970	(1.0)%
Content gross margin %	12.2%	10.2%		11.0%	10.4%
Advertising gross margin $	$6,171	$2,372	160.2%	$12,029	$4,118	192.1%
Advertising gross margin %	34.1%	15.6%		33.1%	14.7%
Total gross margin $	$7,363	$3,153	133.5%	$13,979	$6,088	129.6%
Total gross margin %	26.4%	13.8%		25.9%	13.0%
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was approximately $7,363 and $13,979 or 26.4% and 25.9% for the three and six months ended September 30, 2017, versus approximately $3,153 and $6,088 or 13.8% and 13.0% for the three and six months ended September 30, 2016. Overall gross margin increased as growth in higher gross margin Advertising revenue was coupled with lower amortization of intangibles.
Advertising gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $6,171 and $12,029 or 34.1% and 33.1% for the three and six months ended September 30, 2017, versus approximately $2,372 and $4,118 or 15.6% and 14.7% for the three and six months ended September 30, 2016. The increase in Advertising gross margin dollars and percentage is primarily attributable to an increase in Advertiser demand in the O&O business, which carries a higher gross margin than the A&P business. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Content gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was approximately $1,192 and $1,950 or 12.2% and 11.0% for the three and six months ended September 30, 2017, versus approximately $781 and $1,970 or 10.2% and 10.4% for the three and six months ended September 30, 2016. The decrease in Content gross margin dollars was driven primarily by a continued decline in Marketplace. The increase in Content gross margin percentage was due primarily to an increase in activity over comparative periods with a Pay Partner that carries a slightly higher margin than other partners. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Product development	$2,837	$3,117	(9.0)%	$5,595	$5,952	(6.0)%
Sales and marketing	1,688	1,528	10.5%	3,246	2,972	9.2%
General and administrative	4,088	4,815	(15.1)%	7,912	9,920	(20.2)%
Total operating expenses	$8,613	$9,460	(9.0)%	$16,753	$18,844	(11.1)%
Total operating expenses for the three and six months ended September 30, 2017, and 2016 were approximately $8,613 and $16,753; and $9,460 and $18,844, respectively, a decrease of approximately $847 and $2,091 or 9.0% and 11.1% over comparative periods.

Product development expenses include the development and maintenance of the Company's product suite, including A&P and O&O, as well as the costs to support Pay and Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel. Product development expenses for the three and six months ended September 30, 2017 and 2016 were approximately $2,837 and $5,595; and $3,117 and $5,952, respectively, a decrease of approximately $280 and $357 or 9.0% and 6.0% over the comparative periods. The decrease in costs over comparative periods is due primarily to continued refinement of support systems and personnel needs over comparative periods.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and six months ended September 30, 2017, and 2016 were approximately $1,688 and $3,246; and $1,528 and $2,972, respectively, an increase of approximately $160 and$274 or 10.5% and 9.2% over the comparative periods. The increase in sales and marketing expenses over the comparative periods was primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and six months ended September 30, 2017, and 2016 were approximately $4,088 and $7,912; and $4,815 and $9,920, respectively, a decrease of approximately $727 and $2,008 or 15.1% and 20.2% over the comparative periods. The decrease in general and administrative expenses over the comparative periods is primarily attributable to lower accounting and professional consulting expenses; and reduced stock option expense over the comparative periods due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded.
Interest and Other Income / (Expense)

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(662)	$(622)	6.4%	$(1,369)	$(1,304)	5.0%
Foreign exchange transaction loss	(73)	(1)	7,200.0%	(217)	(4)	5,325.0%
Change in fair value of convertible note embedded derivative liability	(3,344)	(430)	677.7%	(4,652)	(430)	981.9%
Change in fair value of warrant liability	(1,164)	(140)	731.4%	(1,628)	(140)	1,062.9%
Loss on extinguishment of debt	(882)	(293)	201.0%	(882)	(293)	201.0%
Other income	33	15	(120.0)%	36	33	(9.1)%
Total interest and other expense, net	$(6,092)	$(1,471)	314.1%	$(8,712)	$(2,138)	307.5%
Total interest and other expense, net, for the three and six months ended September 30, 2017, and 2016 were approximately $6,092 and $8,712; and $1,471 and $2,138, respectively, an increase in net expenses of approximately $4,621 and $6,574 or 314.1% and 307.5% over the comparative periods. The increase is primarily attributable to the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.

Interest Expense, Net
Interest expense is generated from the Notes and the Western Alliance Bank Credit Agreement in the current comparative period; and from our debt under the Term Loan Agreement with SVB and the Secured Debenture with NAC, both of which the Company entered into during March 2015 and retired in their entirety on September 28, 2016 in connection with the issuance of the Notes (see further details at Note 7 "Debt") during the prior period. Interest income consists of interest income earned on our cash and cash equivalents. This increase in total interest and other expense, net, was primarily attributable to net interest expense. Inclusive of the Notes issued on September 28, 2016 and the Western Alliance Bank Credit Agreement, the Company recorded $327 and $680 of aggregate debt discount and debt issuance cost amortization and $335 and $689 of interest expense, respectively, during the three and six months ended September 30, 2017. Inclusive of the NAC subordinated debenture which was retired in full on September 28, 2016, the Company recorded $339 and $681 of aggregate debt discount and debt issuance cost amortization and $282 and $623 of interest expense, respectively, during the three and six months ended September 30, 2016.
Foreign Exchange Transaction Loss
Foreign exchange transaction gain/(loss) for the three and six months ended September 30, 2017, and 2016 consists of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $3,344 due to the increase in the Company's closing stock price during the current quarter from $1.03 to $1.51, offset by the extinguishment of $6,000 of Notes, and the underlying derivative instruments, during the current quarter. During the six months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $4,652 due to the increase in the Company's closing stock price during the current fiscal year from $0.94 to $1.51, partially offset by a derecognition of derivative liability of $2,754 on the extinguishment of $6,000 of Notes, and the underlying derivative instruments, during the current quarter. During the three and six months ended September 30, 2016, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $430 due to the increase in the Company's closing stock price from inception to the year ended March 31, 2017 from $0.99 to $1.05.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three and six months ended September 30, 2017, the Company recorded a loss from change in fair value of warrant liability of $1,164 and $1,628, respectively, due to the increase in the Company's closing stock price during the comparative period from $1.03 to $1.51, and $0.94 to $1.51, respectively. During the three and six months ended September 30, 2016, the Company recorded a loss from change in fair value of warrant liability of $140 due to the increase in the Company's closing stock price from inception to the year ended March 31, 2017 from $0.99 to $1.05.

Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three and six months ended September 30, 2017 and 2016. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other category.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		% of Change	Six Months Ended September 30, 2017		Six Months Ended September 30, 2016		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues		Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)			(in thousands)		(in thousands)

Ignite	15,846	56.8%	9,301	40.7%	70.4%	30,905	57.2%	16,126	34.4%	91.6%
Other O&O	58	0.2%	574	2.5%	(89.9)%	151	0.3%	709	1.5%	(78.7)%
Total O&O	15,904	57.0%	9,875	43.3%	61.1%	31,056	57.5%	16,835	35.9%	84.5%

Syndicated Network	2,203	7.9%	5,221	22.9%	(57.8)%	5,241	9.7%	11,000	23.5%	(52.4)%
Other A&P	—	—%	111	0.5%	(100.0)%	—	—%	180	0.4%	(100.0)%
Total A&P	2,203	7.9%	5,332	23.4%	(58.7)%	5,241	9.7%	11,180	23.9%	(53.1)%

Total Advertising	18,107	64.9%	15,207	66.6%	19.1%	36,297	67.2%	28,015	59.8%	29.6%

Pay	9,537	34.2%	7,191	31.5%	32.6%	17,232	31.9%	17,912	38.2%	(3.8)%
Other Content	247	0.9%	434	1.9%	(43.1)%	482	0.9%	944	2.0%	(48.9)%
Total Content	9,784	35.1%	7,625	33.4%	28.3%	17,714	32.8%	18,856	40.2%	(6.1)%

Total net revenues	27,891	100.0%	22,832	100.0%	22.2%	54,011	100.0%	46,871	100.0%	15.2%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and six months ended September 30, 2017, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the current periods there was an approximately $6,545 and $14,779 or 70.4% and 91.6% increase in Ignite net revenues as compared to the three and six months ended September 30, 2016. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
The Company's A&P business, formerly Appia Core, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its Syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three and six months ended September 30, 2017, there was an approximately $3,018 and $5,759 or 57.8% and 52.4% decrease in Syndicated network net revenues as compared to the three and six months ended September 30, 2016. This decrease in Syndicated network revenue was attributable primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated networks such as our current A&P business towards more programmatic advertising.

Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three and six months ended September 30, 2017 there was an approximately $2,346 and $(680) or 32.6% increase and (3.8)% decline in Pay net revenues as compared to the three and six months ended September 30, 2016, respectively.
The increase in the Content business over the comparative periods for the three months ended September 30, 2017 and 2016 was attributable primarily to a increase in activity with a large partner as compared to the same period in prior year. The decrease over the year to date period strems from revisions to the opt-in policies at our largest Pay partner in Australia which drove decreased marketing spend by Content providers, as well as a continued decline in Marketplace revenues. The decline in Marketplace revenues reflects a trend we expect to continue as the end user market has shifted away from carrier specific content stores in favor of a growing number of other application delivery options.
Liquidity and Capital Resources
Selected Liquidity Information

	September 30, 2017	March 31, 2017
	(unaudited)
	(in thousands)
Cash	$5,867	$6,149

Short-term debt
Secured line of credit, net of debt issuance costs of $290 and $0, respectively	2,210	—
Total short-term debt	$2,210	$—

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $3,491 and $6,315, respectively	6,509	9,685
Total long-term debt	$6,509	$9,685
Total debt	$8,719	$9,685

Working capital
Current assets	$30,546	$23,665
Current liabilities	38,999	30,774
Working capital	$(8,453)	$(7,109)

Working Capital
Cash totaled approximately $5,867 and $6,149 at September 30, 2017 and March 31, 2017, respectively, a decrease of approximately $282 or 4.6%. Current assets totaled $30,546 and $23,665 at September 30, 2017 and March 31, 2017, respectively, an increase of approximately $6,881 or 29.1%. As of September 30, 2017 and March 31, 2017, the Company had approximately $23,787 and $16,554, respectively, in accounts receivable, an increase of $7,233 or 43.7%. As of September 30, 2017 and March 31, 2017 the Company's working capital deficit was $8,453 and $7,109, respectively, an increase in working capital deficit of $1,344 or 18.9%. The working capital deficit as of September 30, 2017 included the impact of the Western Alliance Bank Credit Agreement being classified as a current liability of $2,210 (net of aggregate debt issuance costs and debt discount of $290), as compared to $0 as of March 31, 2017 due to the payoff of the subordinated debenture with NAC on September 28, 2016. Excluding the impact of the classification of the Western Alliance Bank Credit Agreement (net of aggregate debt issuance costs of $290) in current liabilities at September 30, 2017, the Company's working capital deficit would have been $6,243 as of September 30, 2017, compared to a working capital deficit of $7,109 as of March 31, 2017, a decrease in the working capital deficit of $866.
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
As of September 30, 2017, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$10,000	$—	$10,000	$—	$—
Operating leases (b)	5,203	937	1,747	1,535	984
Employment agreements and other obligations (c)	525	525	—	—	—
Interest and Bank Fees	3,373	1,138	1,797	438	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$19,101	$2,600	$13,544	$1,973	$984
(a) convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $1,083 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Cash Flow Summary

	Six Months Ended September 30,
	2017	2016	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities	$(1,380)	$(3,567)	(61.3)%
Capital expenditures	(823)	(1,115)	(26.2)%
Proceeds from short-term borrowings	2,500	—	100.0%
Payment of debt issuance costs	(346)	(2,091)	(83.5)%
Options exercised	19	11	72.7%
Repayment of debt obligations	(247)	(11,000)	(97.8)%
Effect of exchange rate changes on cash	(5)	(53)	(90.6)%

Operating Activities
During the six months ended September 30, 2017 and 2016, the Company's net cash used in operating activities was $1,380 and $3,567, respectively, a decrease of $2,187 or 61.3%. The decrease in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the six months ended September 30, 2017, net cash used in operating activities was $1,380, resulting from a net loss of $10,633 offset by net non-cash expenses of $11,490, which included depreciation and amortization expense, change in the allowance for doubtful accounts, amortization of debt discount and debt issuance costs, accrued interest, stock option expense, stock-based compensation related to vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $1,808, $235, $680, $(24), $1,479, $150, $4,652, $1,628, and $882, respectively. Net cash used in operating activities during the six months ended September 30, 2017 was also impacted by the change in net working capital accounts as of September 30, 2017 compared to March 31, 2017, with a net increase in current liabilities of approximately $5,497 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $7,734 (inclusive of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accounts payable and accrued license fees and revenue share of $5,321, mostly due to the timing of payments to our carrier partners. The net increase in working capital assets was driven primarily by the increase in accounts receivable of $7,468, mostly due to the timing of payments from our advertising and content customers.
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
Investing Activities
For the six months ended September 30, 2017 and 2016, cash used in investing activities was approximately $823 and $1,115, respectively, which is comprised of capital expenditures related mostly to internally developed software.
Financing Activities
For the six months ended September 30, 2017, cash provided by financing activities was approximately $1,926, inclusive of $2,500 in proceeds from our Credit Agreement, and $19 in proceeds from the exercise of stock options. Offsetting the cash provided by financing activities was the settlement of debt through the issuance of stock for a net cash impact of $247. For the six months ended September 30, 2016, cash used in financing activities was approximately $2,920, primarily due to proceeds from the issuance of debt of $16,000 and proceeds from the exercise of stock options of $11, offset by the repayment of debt of $11,000 and $2,091 in debt issuance costs payments.
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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.
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
The lack of staff resources and financial expertise arose as a result of employee turnover and our inability to timely fill accounting and financial-related positions. During the second half of fiscal 2017 we had filled all open accounting and financial-related positions with qualified replacements and continue to more fully develop the technical expertise of our existing staff and newly hired staff.
In addition, we had implemented a consolidated accounting ERP system across the entire organization and stock option accounting software during the third and fourth quarter of fiscal 2017, respectively, which has significantly enhanced our capabilities and efficiencies across many accounting disciplines, particularly as it relates to consolidation of financial information, foreign currency translation, and share-based compensation.
Many of the remedial actions we have taken are recent, and other planned remedial actions are in process of being implemented as detailed below. Because many of the remedial actions taken are very recent, management will not be able to conclude that the material weakness has been eliminated until the controls have been successfully operated and tested. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate. Management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weakness identified above, with the planned actions detailed below to be completed during fiscal 2018 to remediate the material weakness.
Planned Actions

•
Completing the development and execution of the plan to fully implement and effectively operate the key controls identified through the completion of the documentation of internal control procedures over all significant accounting areas and information technology that have an impact on financial reporting.

•
Implementing a cyclical process for evaluating and testing the control environment to help ensure any future key control failures will be identified on a timely basis, and allow for the possibility of immediate detection and remediation.

•	Conducting formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.
The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
As disclosed in his Form 4, Barrett Garrison, our Chief Financial Officer, received a grant, approved by our Compensation Committee, on August 4, 2017, of 100,000 stock options, at an exercise price of $1.09 per share, under our 2011 Equity Incentive Plan, subject to 4 year vesting.
As disclosed in his Form 4, David Wesch, our Acting Chief Accounting Officer, received a grant, approved by our Compensation Committee, on August 4, 2017, of 50,000 stock options, at an exercise price of $1.09 per share, under our 2011 Equity Incentive Plan, subject to 4 year vesting.

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
Dated: November 7, 2017
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: November 7, 2017
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)