Form 10-Q
period 2017-12-31
Digital Turbine, Inc.
filed 2018-02-07
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 San Antonio Street, Suite 160, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of January 31, 2018, the Company had 75,143,354 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED December 31, 2017

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$6,883	$6,149
Restricted cash	331	331
Accounts receivable, net of allowances of $841 and $597, respectively	32,494	16,554
Deposits	155	121
Prepaid expenses and other current assets	551	510
Total current assets	40,414	23,665
Property and equipment, net	2,693	2,377
Deferred tax assets	593	352
Intangible assets, net	2,844	4,565
Goodwill	76,621	76,621
TOTAL ASSETS	$123,165	$107,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,404	$19,868
Accrued license fees and revenue share	12,857	8,529
Accrued compensation	3,456	1,073
Short-term debt, net of debt issuance costs of $247 and $0, respectively	1,653	—
Other current liabilities	1,844	1,304
Total current liabilities	48,214	30,774
Convertible notes, net of debt issuance costs and discounts of $2,881 and $6,315, respectively	5,751	9,685
Convertible note embedded derivative liability	5,896	3,218
Warrant liability	3,602	1,076
Other non-current liabilities	51	782
Total liabilities	63,514	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 74,079,153 issued and 73,344,697 outstanding at December 31, 2017; 67,329,262 issued and 66,594,807 outstanding at March 31, 2017	10	8
Additional paid-in capital	311,621	299,580
Treasury stock (754,599 shares at December 31, 2017 and March 31, 2017)	(71)	(71)
Accumulated other comprehensive loss	(326)	(321)
Accumulated deficit	(251,683)	(237,251)
Total stockholders' equity	59,651	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,165	$107,580
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$38,031	$22,285	$92,042	$69,156
Cost of revenues
License fees and revenue share	27,719	17,039	66,485	54,060
Other direct cost of revenues	651	1,878	1,917	5,640
Total cost of revenues	28,370	18,917	68,402	59,700
Gross profit	9,661	3,368	23,640	9,456
Operating expenses
Product development	3,623	3,113	9,218	9,065
Sales and marketing	2,042	1,683	5,288	4,655
General and administrative	4,592	3,982	12,504	13,902
Total operating expenses	10,257	8,778	27,010	27,622
Loss from operations	(596)	(5,410)	(3,370)	(18,166)
Interest and other expense, net
Interest expense, net	(446)	(725)	(1,815)	(2,029)
Foreign exchange transaction gain / (loss)	35	(9)	(182)	(13)
Change in fair value of convertible note embedded derivative liability	(1,658)	2,853	(6,310)	2,423
Change in fair value of warrant liability	(898)	937	(2,526)	797
Loss on extinguishment of debt	(284)	—	(1,166)	(293)
Other income / (expense)	(36)	68	—	101
Total interest and other expense, net	(3,287)	3,124	(11,999)	986
Loss from operations before income taxes	(3,883)	(2,286)	(15,369)	(17,180)
Income tax provision / (benefit)	(84)	300	(937)	159
Net loss	$(3,799)	$(2,586)	$(14,432)	$(17,339)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	5	(5)	(48)
Comprehensive loss	$(3,799)	$(2,581)	$(14,437)	$(17,387)
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.21)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	72,148	66,634	68,575	66,416
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,432)	$(17,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,707	6,325
Change in allowance for doubtful accounts	244	130
Amortization of debt discount and debt issuance costs	875	969
Accrued interest	165	297
Stock-based compensation	2,296	3,335
Stock-based compensation for services rendered	224	276
Change in fair value of convertible note embedded derivative liability	6,310	(2,423)
Change in fair value of warrant liability	2,526	(797)
Loss on extinguishment of debt	1,166	293
(Increase) / decrease in assets:
Restricted cash transferred from operating cash	—	(323)
Accounts receivable	(16,184)	(1,877)
Deposits	(34)	83
Deferred tax assets	(241)	212
Prepaid expenses and other current assets	(41)	30
Increase / (decrease) in liabilities:
Accounts payable	8,536	4,509
Accrued license fees and revenue share	4,328	(712)
Accrued compensation	2,383	(241)
Other current liabilities	385	(818)
Other non-current liabilities	(731)	283
Net cash provided by (used in) operating activities	482	(7,788)

Cash flows from investing activities
Capital expenditures	(1,312)	(1,381)
Proceeds from sale of cost method investment in Sift	—	999
Net cash used in investing activities	(1,312)	(382)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000
Proceeds from short-term borrowings	2,500	—
Options exercised	261	11
Repayment of debt obligations	(847)	(11,000)
Payment of debt issuance costs	(346)	(2,319)
Net cash provided by financing activities	1,568	2,692

Effect of exchange rate changes on cash	(4)	(48)

Net change in cash	734	(5,526)

Cash, beginning of period	6,149	11,231

Cash, end of period	$6,883	$5,705

Supplemental disclosure of cash flow information
Interest paid	$770	$741
Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$9,510	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2017
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, through its subsidiaries, operates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device original equipment manufacturers ("OEMs") and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments – Advertising and Content.
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
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of December 31, 2017, we had cash and restricted cash totaling approximately $7,214.
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
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. Refer to Note 7 "Debt" for more details.

The Company anticipates that its primary sources of liquidity will continue be cash on hand, cash provided by operations, and the remaining credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes and the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
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
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2017, the results of its operations and corresponding comprehensive loss, and its cash flows for the nine months ended December 31, 2017 and 2016. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued Accounting Standard Update 2017-12: Targeted Improvements to Accounting for Hedging Activities. This update makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted upon its issuance. The amendments in this update should be applied on a modified retrospective basis except for the presentation and disclosure guidance which is required prospectively. The Company will adopt ASU 2017-12 during the quarter ended June 30, 2019, and is currently assessing the impact of the future adoption of this standard on its consolidated results of operations, financial condition and cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years. In 2016 and 2017, the FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, during the quarter ended June 30, 2018.  Further, the Company is currently determining the impact of the standard on its consolidated results of operations, financial condition and cash flows.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of December 31, 2017, one major Advertising customers and one Content customer represented approximately 20.8% and 15.7%, respectively, of the Company’s net accounts receivable balance. As of March 31, 2017, two major customers represented 11.2% and 10.7% of the Company's net accounts receivable balance, both within the Advertising business.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2017, Singapore Telecommunications Limited, a Content customer represented 20.5% and 19.4% of net revenues, respectively; Oath Inc., an Advertising customer represented 14.0% and 13.4% of net revenues, respectively; Telstra Corporation Limited, a Content customer represented 13.6% and 12.7% of net revenues, respectively; and Machine Zone, Inc., an Advertising customer represented 10.6% and 10.5% of net revenues, respectively. During the three and nine months ended December 31, 2016, Telstra Corporation Limited, a Content customer represented 16.2% and 23.7% of net revenues, respectively, Oath Inc., an Advertising customer, represented 16.2% and 13.4% of net revenues, respectively, and Jam City Inc., an Advertising customer represented 13.9% and 11.4% of net revenues, respectively
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2017, Verizon Wireless, a carrier partner, generated 29.6% and 30.9% of our net revenues, respectively; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 24.0% and 19.0% of our net revenue, respectively. During the three and nine months ended December 31, 2016, Verizon Wireless, generated 32.9% and 26.6% of our net revenues, respectively.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates that impact the reported amounts in the consolidated financial statements and accompanying notes. These estimates are recurring in nature and relate to transactions occurring in the normal course of business. In the opinion of management these are appropriate estimates for arrangements to be settled at a later date based on the fact and circumstances available at the time of filing. Actual results could differ materially from those estimates.
4.    Accounts Receivable

	December 31, 2017	March 31, 2017
	(Unaudited)
Billed	$19,236	$9,367
Unbilled	14,099	7,784
Allowance for doubtful accounts	(841)	(597)
Accounts receivable, net	$32,494	$16,554
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of December 31, 2017 and March 31, 2017 are expected to be billed and collected within twelve months.
The Company recorded $21 and $256 of bad debt expense during the three and nine months ended December 31, 2017, respectively. The Company recorded $123 and $528 of bad debt expense during the three and nine months ended December 31, 2016, respectively.
5.    Property and Equipment

	December 31, 2017	March 31, 2017
	(Unaudited)
Computer-related equipment	$5,452	$4,133
Furniture and fixtures	116	116
Leasehold improvements	143	143
Property and equipment, gross	5,711	4,392
Accumulated depreciation	(3,018)	(2,015)
Property and equipment, net	$2,693	$2,377
Depreciation expense for the three and nine months ended December 31, 2017 was $350 and $986, respectively; and $248 and $685 for the three and nine months ended December 31, 2016, respectively. Depreciation expense in the three and nine months ended December 31, 2017 includes $261 and $803, respectively, related to internal use assets included in General and Administrative Expense and $89 and $184, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense in the prior year comparative periods related exclusively to internal use assets and is included in General and Administrative Expense.

6.    Intangible Assets
The components of intangible assets at December 31, 2017 and March 31, 2017 were as follows:

	As of December 31, 2017
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$11,544	$(9,781)	$1,763
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,238)	1,062
License agreements	355	(336)	19
Total	$23,579	$(20,735)	$2,844

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Software	$11,544	$(8,191)	$3,353
Trade name / trademark	380	(380)	—
Customer list	11,300	(10,152)	1,148
License agreements	355	(291)	64
Total	$23,579	$(19,014)	$4,565
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; since all of our acquired intangible assets are directly attributable to revenue-generating activities, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $549 and $1,721, respectively, during the three and nine months ended December 31, 2017, and $1,878 and $5,640, respectively, during the three and nine months ended December 31, 2016. The decrease in amortization expense over the comparative three and nine month periods was primarily attributable to advertiser and publisher relationships acquired in the Appia Inc. transaction being fully amortized and the write-off of certain assets during fiscal year 2017.
Based on the amortizable intangible assets as of December 31, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
2018	$549
2019	1,375
2020	114
2021	114
2022	114
Thereafter	578
Total	$2,844

7.    Debt

	December 31, 2017	March 31, 2017
	(Unaudited)
Short-term debt
Secured line of credit, net of debt issuance costs of $247 and $0, respectively	$1,653	$—
Total short-term debt	$1,653	$—

	December 31, 2017	March 31, 2017
	(Unaudited)
Long-term debt
Convertible notes, net of issuance costs and discounts of $2,881 and $6,315, respectively	$5,751	$9,685
Total long-term debt	$5,751	$9,685
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 8. "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 8. "Fair Value Measurements" for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the three months ended December 31, 2016, the Company further incurred $212 in costs directly associated with the issuance of the Notes, for the preparation and filing of a registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes. The Notes were issued under an Indenture dated September 28, 2016, as amended and supplemented (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically, DT USA, DT Media, DT EMEA, and DT APAC (collectively referred to as the "Guarantors"). The Notes are senior unsecured obligations of the Company, and bear interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes are unconditionally guaranteed by the Guarantors as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale.

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
Unless stockholder approval is obtained as required by NASDAQ rules, the Company will not have the right to issue shares of common stock as payment of the Early Conversion Payment, if the aggregate number of shares issued (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of the Conversion date (or the "Notes Exchange Cap"). The Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Notes Exchange Cap. The required stockholder approval was originally obtained at our annual meeting of stockholders held in January 2017. Due to the supplemental indenture entered in May 2017, a new stockholder approval was required to issue shares in excess of the Notes Exchange Cap, and such new stockholder approval was obtained at our annual meeting of stockholders held in January 2018. Please see the proxy statement for our 2018 annual meeting of stockholders for more information about the effect of the stockholder approval and our ability to issues shares of stock to satisfy our obligations under the Indenture and the warrants issued in connection with the Notes.
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

In May 2017, the Company entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, which provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
During September 2017, holders of $6,000 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $1,579 and $621, respectively, was extinguished for a net debt extinguishment of $3,800. In total, 5,043,018 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $7,187 to additional paid in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $882 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates in September 2017. See Note 8. "Fair Value Measurements" for more information.
During December 2017, holders of $1,368 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $328 and $129, respectively, was extinguished amounting to a net debt extinguishment of $911. In total, 1,149,424 shares of common stock were issued to settle these positions. This resulted in an adjustment of approximately $2,074 to additional paid in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $284 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising of the issuance of common stock. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates in December 2017. See Note 8. "Fair Value Measurements" for more information.
As of December 31, 2017, the outstanding principal on the Notes was $8,632, the unamortized debt issuance costs and debt discount in aggregate was $2,881, and the net carrying amount of the Notes was $5,751 , which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $195 and $875, respectively, of aggregate debt discount and debt issuance cost amortization during the three and nine months ended December 31, 2017, and $288 and $969, respectively, for the three and nine months ended December 31, 2016.

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
As of December 31, 2017, the Company was in compliance with the covenants of the Credit Agreement.
The Credit Agreement required that at least two-thirds (2/3rds) of the holders of the Notes at all times be subject to subordination agreements with the Bank. The Company obtained the consent of the holders of at least two-thirds (2/3rds) of the Notes, which were held by a small number of institutional investors. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement. The Supplemental Indenture and Warrant Amendment provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
The Credit Agreement contains other customary covenants, representations, indemnities and events of default.
At December 31, 2017, the gross outstanding principle on the Credit Agreement was $1,900 which is presented, net of capitalized debt issuance costs of $247, as net secured short-term line of credit of $1,653.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 during the current fiscal year, and the Notes and the NAC subordinated debenture which was retired in full on September 28, 2016 during the prior fiscal year, the Company recorded $251 and $940, respectively, of interest expense during the three and nine months ended December 31, 2017 and $437 and $1,060, respectively, for the three and nine months ended December 31, 2016.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraph above, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $195 and $875 recorded during the three and nine months ended December 31, 2017, respectively, and the $288 and $969 recorded during the three and nine months ended December 31, 2016, respectively, the Company recorded $446 and $1,815 of total interest expense for the three and nine months ended December 31, 2017, respectively, and $725 and $2,029 of total interest expense for the three and nine months ended December 31, 2016, respectively.

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

As of December 31, 2017 and March 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$5,896	$5,896
Warrant liability	—	—	3,602	3,602
Total	$—	$—	$9,498	$9,498

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,218	$3,218
Warrant liability	—	—	1,076	1,076
Total	$—	$—	$4,294	$4,294
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
During September 2017 and December 2017, holders of $6,000 and $1,368 of the Notes, respectively, elected to convert such Notes. At December 31, 2017, aggregate principal amount of $8,632 remained outstanding and is reflected on the balance sheet, net of debt issuance costs and discounts of $2,881, in the amount of $5,751. Refer to Note 7 "Debt - Convertible Notes" and Note 10 "Capital Stock Transactions" for more details.
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

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$3,218
Change in fair value of convertible note embedded derivative liability	6,310
Derecognition on extinguishment or conversion	(3,632)
Balance at December 31, 2017	$5,896
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended December 31, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,658 due to the increase in the Company's closing stock price during the current quarter from $1.51 to $1.79, offset by the extinguishment of $1,368 of Notes, and the underlying derivative instruments, during the current quarter. During the nine months ended December 31, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $6,310 due to the increase in the Company's closing stock price during the current fiscal year from $0.94 to $1.79, offset by the derecognition of $3,632 of derivative liability on the extinguishment of $7,368 of Notes, and the underlying derivative instruments, during the fiscal year. During the three and nine months ended December 31, 2016, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $2,853 and $2,423, respectively, due to the decrease in the Company's closing stock price from September 30, 2017 to December 31, 2016 from $1.05 to $0.68, and a decrease in the Company's closing stock price from inception of the issuance of the Notes from September 28, 2016 to December 31, 2016 from $0.99 to $0.68, respectively.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

December 31, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.79
Expected term	2.75 years
Risk-free rate (1)	1.94%
Assumed early conversion/exercise price (per share)	$2.73
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$1,076
Change in fair value of warrant liability	2,526
Balance at December 31, 2017	$3,602
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. Due to the Company's closing stock price increasing during the three and nine months ended December 31, 2017, from $1.51 to $1.79 and $0.94 to $1.79, respectively, this had the impact during the three and nine months ended December 31, 2017 of recording a loss from change in fair value of the warrant liability of $898 and $2,526, respectively. During the three and nine months ended December 31, 2016, the Company recorded a gain from change in fair value of the warrant liability of $937 and $797, respectively, due to the decrease in the Company's closing stock price from September 30, 2017 to December 31, 2016 from $1.05 to $0.68, and a decrease in the Company's closing stock price from inception of the issuance of the Notes on September 28, 2016 to December 31, 2016 from $0.99 to $0.68, respectively.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

December 31, 2017
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$1.79
Expected term	2.75 years
Risk-free rate (1)	1.94%
Assumed early conversion/exercise price (per share)	$2.73
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 9,033,506 and 9,665,123 remained available for future grants as of December 31, 2017 and March 31, 2017, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,338,778, 972,299, and 265,138, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2017	9,735,778	$2.56	7.95	$801
Granted	1,338,778	1.17
Forfeited / Cancelled	(972,299)	1.91
Exercised	(182,769)	1.05
Options Outstanding, December 31, 2017	9,919,488	2.48	7.36	4,977
Vested and expected to vest (net of estimated forfeitures) at December 31, 2017 (a)	8,984,997	2.63	7.19	4,228
Exercisable, December 31, 2017	5,065,645	$3.81	5.97	$1,196
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2017 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2017. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	7,652	$0.24	2.23	7,652	$0.24
$0.51 - 1.00	3,202,046	$0.73	8.82	520,025	$0.71
$1.01 - 1.50	2,832,305	$1.27	8.42	1,215,155	$1.31
$1.51 - 2.00	446,000	$1.55	8.95	148,622	$1.51
$2.01 - 2.50	253,779	$2.43	3.08	220,445	$2.42
$2.51 - 3.00	908,756	$2.61	6.19	818,757	$2.62
$3.51 - 4.00	907,384	$3.96	5.75	850,507	$3.96
$4.01 - 4.50	831,566	$4.14	5.45	763,443	$4.14
$4.51 - 5.00	60,000	$4.65	5.24	60,000	$4.65
$5.01 and over	470,000	$16.32	1.01	461,039	$16.53
	9,919,488			5,065,645
Other information pertaining to stock options for the Stock Plans for the nine months ended December 31, 2017 and 2016, as stated in the table below, is as follows:

	December 31,
	2017	2016
Total fair value of options vested	$2,750	$2,250
Total intrinsic value of options exercised (a)	$101	$8
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2017 and 2016.
During the nine months ended December 31, 2017 and 2016, the Company granted options to purchase 1,338,778 and 1,525,500 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.17 and $0.64, respectively.
At December 31, 2017 and 2016, there was $2,691 and $5,706 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.04 and 2.27 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the nine months ended December 31, 2017 are presented below.

December 31, 2017
Risk-free interest rate	1.8% to 2.4%
Expected life of the options	5.69 to 9.43 years
Expected volatility	68% to 73%
Expected dividend yield	—%
Expected forfeitures	20%

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
Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2017 and 2016, which includes both stock options and restricted stock, was $891 and $2,520, respectively, and $1,118 and $3,611, respectively. Please refer to Note 10. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the nine months ended December 31, 2017, the Company issued 182,769 shares of common stock for the exercise of employee options.
In December 2017, in connection with the redemption of $1,368 of the Notes, the Company issued 1,149,414 shares to the holders of those Notes in exchange for the extinguishment of the Notes. Refer to Note 7 "Debt" and Note 8 "Fair Value Measurements" for more details.
In September 2017, in connection with the redemption of $6,000 of the Notes, the Company issued 5,043,018 shares to the holders of those Notes in exchange for the extinguishment of the Notes. Refer to Note 7 "Debt" and Note 8 "Fair Value Measurements" for more details.
The following table provides activity for warrants issued and outstanding during the nine months ended December 31, 2017:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2017	5,003,813	1.62
Issued	—	—
Exercised	—	—
Expired	(166,070)	3.50
Outstanding as of December 31, 2017	4,837,743	1.56
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
With respect to time condition RSAs, the Company expensed $74 and $224 during the three and nine months ended December 31, 2017, and $92 and $258 during three and nine months ended December 31, 2016, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2017	139,318	1.10
Granted	265,138	1.09
Vested	(205,602)	1.10
Cancelled	—	—
Unvested restricted stock outstanding as of December 31, 2017	198,854	1.09
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of December 31, 2017.
At December 31, 2017, there was $169 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.58 years.
11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the three and nine months ended December 31, 2017 and 2016, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(3,799)	$(2,586)	$(14,432)	$(17,339)
Weighted-average common shares outstanding, basic and diluted	72,148	66,634	68,575	66,416
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.21)	$(0.26)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	3,294	123	1,677	218

12.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and nine months ended December 31, 2017, a tax benefit of $84 and $937, respectively, resulted in an effective tax rate of 2.2% and 6.1%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the current year is largely due to the true up of an estimate resulting from the finalization of a transfer pricing study.
During the three and nine months ended December 31, 2016, a tax expense of $300 and $159, respectively, resulted in an effective tax rate of (13.1)% and (0.9)%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rate from 35% to 21% and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ending March 31, 2018, and 21 % for subsequent fiscal years.

Since the Company has a valuation allowance recorded against all of its U.S. federal deferred tax assets the change in U.S. federal statutory tax rate and the related remeasurement of U.S. federal deferred tax assets and liabilities had no impact on the Company’s third quarter income tax provision.

The new U.S. tax law also requires corporations to include in income a deemed repatriation of foreign earnings and profits previously unremitted to the U.S. and pay a repatriation tax for the move to a territorial system, whether or not the foreign subsidiaries repatriate cash or property to the U.S. The payment of the repatriation tax can be spread over eight years with the first installment due April 15, 2018. Since the Company’s foreign corporate subsidiaries have a net deficit in earnings and profits no transition tax accrual is required or expected.

As a result of the valuation allowance against U.S. deferred tax assets and the Company’s U.S. federal and state NOL carryovers, the Company does not anticipate the changes in U.S. tax law to impact its annual effective tax rate in future periods for which the valuation allowance remains.

13.    Commitments and Contingencies
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including any that are identified below, and, unlrss otherwise stated below, we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows. The Company accrues a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly, and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In those cases, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.
No legal matters or other proceedings requiring disclosure or accrual exist at this time.

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
The following table sets forth segment information on our net revenues and loss from operations for the three and nine months ended December 31, 2017 and 2016.

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Content	Advertising	Total	Content	Advertising	Total
Net revenues	$13,830	$24,201	$38,031	$6,073	$16,212	$22,285
Loss from operations	(1,146)	550	(596)	(1,229)	(4,181)	(5,410)

	Nine Months Ended December 31, 2017			Nine Months Ended December 31, 2016
	Content	Advertising	Total	Content	Advertising	Total
Net revenues	$31,544	$60,498	$92,042	$24,929	$44,227	$69,156
Loss from operations	(3,254)	(116)	(3,370)	(3,980)	(14,186)	(18,166)

The following table sets forth geographic information on our net revenues for the three and nine months ended December 31, 2017 and 2016. Net revenues by geography are based on the billing addresses of our customers.

	Three Months Ended December 31,
	2017	2016
Net revenues
United States and Canada	$11,715	$8,197
Europe, Middle East, and Africa	2,757	3,575
Asia Pacific and China	22,436	9,746
Mexico, Central America, and South America	1,123	767
Consolidated net revenues	$38,031	$22,285

	Nine Months Ended December 31,
	2017	2016
Net revenues
United States and Canada	$27,200	$23,677
Europe, Middle East, and Africa	7,642	11,380
Asia Pacific and China	53,384	32,700
Mexico, Central America, and South America	3,816	1,399
Consolidated net revenues	$92,042	$69,156

15.    Guarantor and Non-Guarantor Financial Statements
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The Notes were issued under the Indenture, as amended and supplemented to date, between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically, DT USA, DT Media, DT EMEA, and DT APAC. Given the Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis by four of the wholly-owned subsidiaries of the Company, the Company is required by SEC Reg S-X 210.3-10 to include, in a footnote, consolidating financial information for the same periods with a separate column for:

•	The parent company;

•	The subsidiary guarantors on a combined basis;

•	Any other subsidiaries of the parent company on a combined basis;

•	Consolidating adjustments; and

•	The total consolidated amounts.
The following consolidated financial information includes:
(1) Consolidated balance sheets as of December 31, 2017 and March 31, 2017; consolidated statements of operations for the three and nine months ended December 31, 2017 and 2016; and consolidated statements of cash flows for the nine months ended December 31, 2017 and 2016 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended December 31, 2017 or 2016.

Consolidated Balance Sheet
as of December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$176	$6,094	$613	$6,883
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $841	—	31,857	637	32,494
Deposits	34	117	4	155
Prepaid expenses and other current assets	299	239	13	551
Total current assets	665	38,482	1,267	40,414
Property and equipment, net	64	2,614	15	2,693
Deferred tax assets	593			593
Intangible assets, net	1	1,565	1,278	2,844
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,323	$113,038	$8,804	$123,165
INTERCOMPANY
Intercompany payable/receivable, net	120,223	(104,874)	(15,349)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$791	$27,307	$306	$28,404
Accrued license fees and revenue share	—	12,369	488	12,857
Accrued compensation	2,057	1,393	6	3,456
Short-term debt, net of debt issuance costs and discounts of $247	1,653	—	—	1,653
Other current liabilities	1,002	(516)	1,358	1,844
Total current liabilities	5,503	40,553	2,158	48,214
Convertible notes, net of debt issuance costs and discounts of $3,491	5,751	—	—	5,751
Convertible note embedded derivative liability	5,896	—	—	5,896
Warrant liability	3,602	—	—	3,602
Other non-current liabilities	—	51	—	51
Total liabilities	20,752	40,604	2,158	63,514
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 74,079,153 issued and 73,344,697 outstanding at December 31, 2017.	10	—	—	10
Additional paid-in capital	311,621	—	—	311,621
Treasury stock (754,599 shares at December 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	(18)	(1,443)	1,135	(326)
Accumulated deficit	(210,848)	(30,997)	(9,838)	(251,683)
Total stockholders' equity	100,794	(32,440)	(8,703)	59,651
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,546	$8,164	$(6,545)	$123,165

Consolidated Balance Sheet
as of March 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$258	$5,333	$558	$6,149
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $597	—	15,740	814	16,554
Deposits	—	121	—	121
Prepaid expenses and other current assets	282	226	2	510
Total current assets	696	21,595	1,374	23,665
Property and equipment, net	64	2,296	17	2,377
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,647	1,918	4,565
Goodwill	—	70,377	6,244	76,621
TOTAL ASSETS	$1,112	$96,915	$9,553	$107,580
INTERCOMPANY
Intercompany payable/receivable, net	123,800	(107,348)	(16,452)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,023	$18,697	$148	$19,868
Accrued license fees and revenue share	—	8,312	217	8,529
Accrued compensation	32	1,041	—	1,073
Other current liabilities	794	510	—	1,304
Total current liabilities	1,849	28,560	365	30,774
Convertible notes, net of debt issuance costs and discounts of $6,315	9,685	—	—	9,685
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Other non-current liabilities	695	87	—	782
Total liabilities	16,523	28,647	365	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,806 outstanding at March 31, 2017	8	—	—	8
Additional paid-in capital	299,580	—	—	299,580
Treasury stock (754,599 shares at March 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	—	(1,704)	1,383	(321)
Accumulated deficit	(191,228)	(37,376)	(8,647)	(237,251)
Total stockholders' equity	108,389	(39,080)	(7,264)	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,912	$(10,433)	$(6,899)	$107,580

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$56,730	$470	$(19,169)	$38,031
Cost of revenues
License fees and revenue share	—	46,598	290	(19,169)	27,719
Other direct cost of revenues	—	437	214	—	651
Total cost of revenues	—	47,035	504	(19,169)	28,370
Gross profit	—	9,695	(34)	—	9,661
Operating expenses
Product development	2	3,560	61	—	3,623
Sales and marketing	75	1,860	107	—	2,042
General and administrative	3,769	700	123	—	4,592
Total operating expenses	3,846	6,120	291	—	10,257
Income / (loss) from operations	(3,846)	3,575	(325)	—	(596)
Interest and other expense, net
Interest expense, net	(446)	—	—	—	(446)
Foreign exchange transaction gain / (loss)	—	34	1	—	35
Change in fair value of convertible note embedded derivative liability	(1,658)	—	—	—	(1,658)
Change in fair value of warrant liability	(898)	—	—	—	(898)
Loss on extinguishment of debt	(284)	—	—	—	(284)
Other income / (expense)	27	(63)		—	(36)
Total interest and other expense, net	(3,259)	(29)	1	—	(3,287)
Income / (loss) from operations before income taxes	(7,105)	3,546	(324)	—	(3,883)
Income tax benefit	(88)	6	(2)	—	(84)
Net income / (loss)	$(7,017)	$3,540	$(322)	$—	$(3,799)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive income / (loss)	$(7,017)	$3,540	$(322)	$—	$(3,799)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$135,442	$1,321	$(44,721)	$92,042
Cost of revenues
License fees and revenue share	—	110,458	748	(44,721)	66,485
Other direct cost of revenues	—	1,276	641	—	1,917
Total cost of revenues	—	111,734	1,389	(44,721)	68,402
Gross profit	—	23,708	(68)	—	23,640
Operating expenses
Product development	14	9,113	91	—	9,218
Sales and marketing	249	4,810	229	—	5,288
General and administrative	8,487	3,700	317	—	12,504
Total operating expenses	8,750	17,623	637	—	27,010
Income / (loss) from operations	(8,750)	6,085	(705)	—	(3,370)
Interest and other expense, net
Interest expense, net	(1,815)	—	—	—	(1,815)
Foreign exchange transaction gain / (loss)	—	(183)	1	—	(182)
Change in fair value of convertible note embedded derivative liability	(6,310)	—	—	—	(6,310)
Change in fair value of warrant liability	(2,526)	—	—	—	(2,526)
Loss on extinguishment of debt	(1,166)	—	—	—	(1,166)
Other income / (expense)	6	(6)	—	—	—
Total interest and other expense, net	(11,811)	(189)	1	—	(11,999)
Income / (loss) from operations before income taxes	(20,561)	5,896	(704)	—	(15,369)
Income tax benefit	(941)	6	(2)	—	(937)
Net income / (loss)	$(19,620)	$5,890	$(702)	$—	$(14,432)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	$(19,620)	$5,885	$(702)	$—	$(14,437)

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$30,897	$751	$(9,363)	$22,285
Cost of revenues
License fees and revenue share	—	26,176	226	(9,363)	17,039
Other direct cost of revenues	—	1,589	289	—	1,878
Total cost of revenues	—	27,765	515	(9,363)	18,917
Gross profit	—	3,132	236	—	3,368
Operating expenses
Product development	15	3,082	16	—	3,113
Sales and marketing	77	1,558	48	—	1,683
General and administrative	2,468	1,444	70	—	3,982
Total operating expenses	2,560	6,084	134	—	8,778
Loss from operations	(2,560)	(2,952)	102	—	(5,410)
Interest and other expense, net
Interest expense, net	(674)	(51)	—	—	(725)
Foreign exchange transaction gain / (loss)	—	(9)	—	—	(9)
Change in fair value of convertible note embedded derivative liability	2,853	—	—	—	2,853
Change in fair value of warrant liability	937	—	—	—	937
Loss on extinguishment of debt	—	—	—	—	—
Other income / (expense)	22	46	—	—	68
Total interest and other expense, net	3,138	(14)	—	—	3,124
Loss from operations before income taxes	578	(2,966)	102	—	(2,286)
Income tax provision / (benefit)	300	—	—	—	300
Net loss	$278	$(2,966)	$102	$—	$(2,586)
Other comprehensive income / (loss)
Foreign currency translation adjustment	5	—	—	—	5
Comprehensive loss	$283	$(2,966)	$102	$—	$(2,581)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	90,839	1,331	(23,014)	69,156
Cost of revenues
License fees and revenue share	—	76,600	474	(23,014)	54,060
Other direct cost of revenues	—	4,774	866		5,640
Total cost of revenues	—	81,374	1,340	(23,014)	59,700
Gross profit	—	9,465	(9)	—	9,456
Operating expenses
Product development	24	8,967	74	—	9,065
Sales and marketing	159	4,468	28	—	4,655
General and administrative	9,562	4,516	(176)	—	13,902
Total operating expenses	9,745	17,951	(74)	—	27,622
Loss from operations	(9,745)	(8,486)	65	—	(18,166)
Interest and other expense, net
Interest expense, net	(680)	(1,349)	—	—	(2,029)
Foreign exchange transaction gain / (loss)	—	(9)	(4)	—	(13)
Change in fair value of convertible note embedded derivative liability	2,423	—	—	—	2,423
Change in fair value of warrant liability	797	—	—	—	797
Loss on extinguishment of debt	(293)	—	—	—	(293)
Other income / (expense)	52	49	—	—	101
Total interest and other expense, net	2,299	(1,309)	(4)	—	986
Loss from operations before income taxes	(7,446)	(9,795)	61	—	(17,180)
Income tax provision / (benefit)	159	—	—	—	159
Net loss	(7,605)	(9,795)	61	—	(17,339)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(48)	—	—	—	(48)
Comprehensive loss	(7,653)	(9,795)	61	—	(17,387)

Consolidated Statement of Cash Flows
for the nine months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(19,620)	$5,890	$(702)	$(14,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,093	614	2,707
Change in allowance for doubtful accounts	—	252	(8)	244
Amortization of debt discount and debt issuance costs	875	—	—	875
Accrued interest	165	—	—	165
Stock-based compensation	2,296	—	—	2,296
Stock-based compensation for services rendered	224	—	—	224
Change in fair value of convertible note embedded derivative liability	6,310	—	—	6,310
Change in fair value of warrant liability	2,526	—	—	2,526
Loss on extinguishment of debt	1,166	—	—	1,166
(Increase) / decrease in assets:
Accounts receivable	—	(16,370)	186	(16,184)
Deposits	(34)	4	(4)	(34)
Deferred tax assets	(241)	—	—	(241)
Prepaid expenses and other current assets	(54)	24	(11)	(41)
Increase / (decrease) in liabilities:
Accounts payable	(232)	8,611	157	8,536
Accrued license fees and revenue share	—	4,055	273	4,328
Accrued compensation	2,024	353	6	2,383
Other current liabilities	3,666	(2,831)	(450)	385
Other non-current liabilities	(692)	(39)	—	(731)
Intercompany movement of cash	(16)	18	(2)	—
Net cash provided by (used in) operating activities	(1,637)	2,060	59	482

Cash flows from investing activities
Capital expenditures	(13)	(1,294)	(5)	(1,312)
Net cash used in investing activities	(13)	(1,294)	(5)	(1,312)

Cash flows from financing activities
Proceeds from short-term borrowings	2,500	—	—	2,500
Payment of debt issuance costs	(346)	—	—	(346)
Options exercised	261	—	—	261
Stock issued for cash in stock offering, net	(847)	—	—	(847)
Net cash provided by financing activities	1,568	—	—	1,568

Effect of exchange rate changes on cash	—	(5)	1	(4)

Net change in cash	(82)	761	55	734

Cash, beginning of period	258	5,333	558	6,149

Cash, end of period	$176	$6,094	$613	$6,883

Consolidated Statement of Cash Flows
for the nine months ended December 31, 2016 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	$(7,605)	$(9,795)	$61	$(17,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5,518	798	6,325
Change in allowance for doubtful accounts	—	130	—	130
Amortization of debt discount and debt issuance costs	287	682	—	969
Accrued interest	388	(91)	—	297
Stock-based compensation	3,335	—	—	3,335
Stock-based compensation for services rendered	276	—	—	276
Change in fair value of convertible note embedded derivative liability	(2,423)	—	—	(2,423)
Change in fair value of warrant liability	(797)	—	—	(797)
Loss on extinguishment of debt	293	—	—	293
(Increase) / decrease in assets:
Restricted cash transferred from operating cash	—	(323)	—	(323)
Accounts receivable	19	(976)	(920)	(1,877)
Deposits	—	(34)	117	83
Deferred tax assets	212	—	—	212
Prepaid expenses and other current assets	(86)	104	12	30
Increase / (decrease) in liabilities:
Accounts payable	340	4,003	166	4,509
Accrued license fees and revenue share	—	(830)	118	(712)
Accrued compensation	576	(720)	(97)	(241)
Other current liabilities	(34)	(862)	78	(818)
Other non-current liabilities	1,927	(1,370)	(274)	283
Net cash provided by (used in) operating activities	(3,283)	(4,564)	59	(7,788)

Cash flows from investing activities
Capital expenditures	(3)	(1,358)	(20)	(1,381)
Net cash proceeds from cost method investment in Sift	—	999	—	999
Net cash used in investing activities	(3)	(359)	(20)	(382)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000	—	16,000
Proceeds from short-term borrowings	—	(11,000)	—	(11,000)
Payment of debt issuance costs	(1,912)	(407)	—	(2,319)
Options exercised	11	—	—	11
Net cash provided by financing activities	(1,901)	4,593	—	2,692

Effect of exchange rate changes on cash	(48)	—	—	(48)

Net change in cash	(5,235)	(330)	39	(5,526)

Cash, beginning of period	6,712	4,466	53	11,231

Cash, end of period	$1,477	$4,136	$92	$5,705

16.    Subsequent Events
Subsequent to period end, Telstra Corporation Limited informed the Company that it did not plan to continue utilizing the Company's Pay service at the conclusion of the current contracted period which ends in March 2018. While this is not a discontinuation of all services provided to Telstra Corporation Limited by the Company, it will substantially impact the total activity between the two parties. The Company does not believe the non-renewal will have a material impact on its Consolidated Statement of Operations as the gross profit contribution resulting from the impacted revenue is nominal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, through its subsidiaries, operates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company operates its business in two reportable segments – Advertising and Content.
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

Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other professional services directly related to the Ignite platform.
Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India, and Israel. Since inception, Ignite has delivered over one billion application preloads.
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

RESULTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$38,031	$22,285	70.7%	$92,042	$69,156	33.1%
License fees and revenue share	27,719	17,039	62.7%	66,485	54,060	23.0%
Other direct cost of revenues	651	1,878	(65.3)%	1,917	5,640	(66.0)%
Gross profit	9,661	3,368	186.8%	23,640	9,456	150.0%
Total operating expenses	10,257	8,778	16.8%	27,010	27,622	(2.2)%
Loss from operations	(596)	(5,410)	(89.0)%	(3,370)	(18,166)	(81.4)%
Interest expense, net	(446)	(725)	(38.5)%	(1,815)	(2,029)	(10.5)%
Foreign exchange transaction gain / (loss)	35	(9)	(488.9)%	(182)	(13)	1,300.0%
Change in fair value of convertible note embedded derivative liability	(1,658)	2,853	(158.1)%	(6,310)	2,423	(360.4)%
Change in fair value of warrant liability	(898)	937	(195.8)%	(2,526)	797	(416.9)%
Loss on extinguishment of debt	(284)	—	100.0%	(1,166)	(293)	298.0%
Other income / (expense)	(36)	68	(152.9)%	—	101	(100.0)%
Loss from operations before income taxes	(3,883)	(2,286)	69.9%	(15,369)	(17,180)	(10.5)%
Income tax provision / (benefit)	(84)	300	(128.0)%	(937)	159	(689.3)%
Net loss	$(3,799)	$(2,586)	46.9%	$(14,432)	$(17,339)	(16.8)%
Basic and diluted net loss per common share	$(0.05)	$(0.04)	25.0%	$(0.21)	$(0.26)	(19.2)%
Weighted-average common shares outstanding, basic and diluted	72,148	66,634	8.3%	68,575	66,416	3.3%

Comparison of the three and nine months ended December 31, 2017 and 2016
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Revenues by type:
Content	$13,830	$6,073	127.7%	$31,544	$24,929	26.5%
Advertising	24,201	16,212	49.3%	60,498	44,227	36.8%
Total	$38,031	$22,285	70.7%	$92,042	$69,156	33.1%
During the three and nine months ended December 31, 2017 there was an approximately $15,746 and $22,886 or 70.7% and 33.1% increase, in overall revenue, as compared to the three and nine months ended December 31, 2016, respectively. This is primarily due to growth in Advertising revenue driven by increased O&O revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners, partially offset by a decline in traditional A&P revenue. A&P revenue declined due to decrease in demand from advertising partners and a decline in publisher distribution partners, reflecting a trend we expect to continue as the market shifts away from non-automated syndicated networks such as our current A&P business towards more programmatic advertising. The increase in the Content business was driven primarily by growth in Pay from overall increased demand for the product with customers in Australia, and the continued increase of Pay revenue from other Asia-Pacific markets. The increase in the Pay business was partially offset by a continued decline in Marketplace. For more details on the Company's services included in the Advertising and Content segments, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Revenues from Oath, Inc. and Machine Zone, Inc., both Advertising customers; and Singapore Telecommunications Limited and Telstra Corporation Limited, both Content customers, each represented more than 10% of the Company's total revenue for the three and nine months ended December 31, 2017. A reduction or delay in the collective operating activity from these customers, or a delay or default in payment by these customers could potentially harm the Company’s business and prospects. The Company does not expect to experience reductions or delays in operating activity with these customers that would cause a material impact on the Consolidated Statement of Operations.
Subsequent to period end, Telstra Corporation Limited informed the Company that it did not plan to continue utilizing the Company's Pay service at the conclusion of the current contracted period which ends in March 2018. While this is not a discontinuation of all services provided to Telstra Corporation Limited by the Company, it will substantially impact the total activity between the two parties. The Company does not believe the non-renewal will have a material impact on its Consolidated Statement of Operations as the gross profit contribution resulting from the impacted revenue is nominal.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2017, Verizon Wireless, a carrier partner, generated 29.6% and 30.9% of our net revenues; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 24.0% and 19.0% of our net revenue. During the three and nine months ended December 31, 2016, Verizon Wireless, generated 32.9% and 26.6% of our net revenues.

Gross Margins

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Gross margin by type:
Content gross margin $	$1,541	$478	222.4%	$3,491	$2,448	42.6%
Content gross margin %	11.1%	7.9%		11.1%	9.8%
Advertising gross margin $	$8,120	$2,890	181.0%	$20,149	$7,008	187.5%
Advertising gross margin %	33.6%	17.8%		33.3%	15.8%
Total gross margin $	$9,661	$3,368	186.8%	$23,640	$9,456	150.0%
Total gross margin %	25.4%	15.1%		25.7%	13.7%
Total gross margin, inclusive of the impact of other direct cost of revenues (including amortization of intangibles), was approximately $9,661 and $23,640 or 25.4% and 25.7% for the three and nine months ended December 31, 2017, respectively, versus approximately $3,368 and $9,456 or 15.1% and 13.7% for the three and nine months ended December 31, 2016, respectively. Overall gross margin increased as growth in higher gross margin Advertising revenue was coupled with lower amortization of intangibles.
Advertising gross margin, inclusive of the impact of other direct cost of revenues (including amortization of intangibles), was approximately $8,120 and $20,149 or 33.6% and 33.3% for the three and nine months ended December 31, 2017, respectively, versus approximately $2,890 and $7,008 or 17.8% and 15.8% for the three and nine months ended December 31, 2016, respectively. The increase in Advertising gross margin dollars and percentage is primarily attributable to an increase in Advertiser demand in the O&O business, which carries a higher gross margin than the A&P business, and a decrease in overall amortization of intangibles due to intangibles becoming fully amortized over the comparative periods. For more details on the Company's services included in the Advertising segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Content gross margin, inclusive of the impact of other direct cost of revenues (including amortization of intangibles), was approximately $1,541 and $3,491 or 11.1% and 11.1% for the three and nine months ended December 31, 2017, respectively, versus approximately $478 and $2,448 or 7.9% and 9.8% for the three and nine months ended December 31, 2016, respectively. The increase in Content gross margin percentage was driven primarily by an increase in professional services within Pay, which carry a higher margin than the actual Pay service offering. The increase in Content gross margin dollars was due primarily to an increase in activity over comparative periods with Pay partners. For more details on the Company's services included in the Content segment, see PART I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, section titled "Revenues by Product and Service Category."
Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Product development	$3,623	$3,113	16.4%	$9,218	$9,065	1.7%
Sales and marketing	2,042	1,683	21.3%	5,288	4,655	13.6%
General and administrative	4,592	3,982	15.3%	12,504	13,902	(10.1)%
Total operating expenses	$10,257	$8,778	16.8%	$27,010	$27,622	(2.2)%
Total operating expenses for the three and nine months ended December 31, 2017, and 2016 were approximately $10,257 and $27,010; and $8,778 and $27,622, respectively, an increase of approximately $1,479 or 16.8% and a decrease of $612 or 2.2%, respectively, over comparative periods.

Product development expenses include the development, maintenance, and hosting of the Company's product suite, including A&P and O&O, as well as the costs to support Pay and Marketplace through the optimization of content for consumption on a mobile phone. Expenses in this area are primarily a function of personnel and hosting expenses. Product development expenses for the three and nine months ended December 31, 2017 and 2016 were approximately $3,623 and $9,218; and $3,113 and $9,065, respectively, an increase of approximately $510 or 16.4% and $153 or 1.7%, respectively, over the comparative periods. The increase in costs over the comparative periods was primarily a function of recently hired incremental personnel offset by efficiencies in data hosting realized by the Company leading to cost savings.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and nine months ended December 31, 2017, and 2016 were approximately $2,042 and $5,288; and $1,683 and $4,655, respectively, an increase of approximately $359 and$633 or 21.3% and 13.6%, respectively, over the comparative periods. The increase in sales and marketing expenses over the comparative three and nine month periods was primarily attributable to increased travel expense related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and nine months ended December 31, 2017, and 2016 were approximately $4,592 and $12,504; and $3,982 and $13,902, respectively, an increase of approximately $610 or 15.3% and a decrease of $1,398 or 10.1%, respectively, over the comparative periods. The increase in general and administrative expenses over the comparative three month periods is primarily attributable to a company wide bonus accrual of $1,525 in the current three month period based on the attainment of certain financial performance goals, compared to no bonus accrual in the prior three month period partially offset by lower stock option expense due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded. The decrease over the comparative nine month periods is primarily attributable to lower legal, accounting, professional consulting costs; and reduced stock option compensation expense due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded.
Interest and Other Income / (Expense)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(446)	$(725)	(38.5)%	$(1,815)	$(2,029)	(10.5)%
Foreign exchange transaction gain / (loss)	35	(9)	(488.9)%	(182)	(13)	1,300.0%
Change in fair value of convertible note embedded derivative liability	(1,658)	2,853	(158.1)%	(6,310)	2,423	(360.4)%
Change in fair value of warrant liability	(898)	937	(195.8)%	(2,526)	797	(416.9)%
Loss on extinguishment of debt	(284)	—	100.0%	(1,166)	(293)	298.0%
Other income / (expense)	(36)	68	(152.9)%	—	101	(100.0)%
Total interest and other expense, net	$(3,287)	$3,124	(205.2)%	$(11,999)	$986	(1,316.9)%
Total interest and other income / (expense), net, for the three and nine months ended December 31, 2017, and 2016 were approximately $(3,287) and $(11,999); and $3,124 and $986, respectively, an increase in net expenses of approximately $6,411 and $12,985 or 205.2% and 1,316.9%, respectively, over the comparative periods. The increase in expense over the comparative three and nine month periods is primarily attributable to the change in fair value of convertible note embedded derivative liability, the change in fair value of warrant liability, and loss on extinguishment of debt associated with the conversion of the Notes. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.

Interest Expense, Net
Interest expense is generated from the Notes and the Western Alliance Bank Credit Agreement in the current comparative period; and from our debt under the Term Loan Agreement with SVB and the Secured Debenture with NAC, both of which the Company entered into during March 2015 and retired in their entirety on September 28, 2016 in connection with the issuance of the Notes (see further details at Note 7 "Debt") during the prior period. Interest income consists of interest income earned on our cash and cash equivalents. The decrease in total interest expense, net, was primarily attributable to less underlying debt outstanding during the current period as compared to the comparative period. This is a trend we expect to continue as holders of our Notes continue to convert their positions to equity. Inclusive of the Notes issued on September 28, 2016 and the Western Alliance Bank Credit Agreement, the Company recorded $195 and $875, and $288 and $969 of aggregate debt discount and debt issuance cost amortization during the three and nine months ended December 31, 2017, and 2016, respectively. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 during the current fiscal year, and the Notes and the NAC subordinated debenture which was retired in full on September 28, 2016 during the prior fiscal year, the Company recorded $251 and $940 of interest expense during the three and nine months ended December 31, 2017, respectively, and $437 and $1,060 for the three and nine months ended December 31, 2016, respectively. In total, the Company recorded $446 and $1,815 of interest expense for the three and nine months ended December 31, 2017, respectively, and $725 and $2,029 of interest expense for the three and nine months ended December 31, 2016, respectively.
Foreign Exchange Transaction Loss
Foreign exchange transaction gain/(loss) for the three and nine months ended December 31, 2017, and 2016 consists of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.
Loss From Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended December 31, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,658 due to the increase in the Company's closing stock price during the current quarter from $1.51 to $1.79, offset by the extinguishment of $1,368 of Notes, and the underlying derivative instruments, during the current quarter. During the nine months ended December 31, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $6,310 due to the increase in the Company's closing stock price during the current fiscal year from $0.94 to $1.79, partially offset by a derecognition of derivative liability of $3,632 on the extinguishment of $7,368 of Notes, and the underlying derivative instruments, during the current fiscal year. During the three months ended December 31, 2016, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $2,853 due to the decrease in the Company's closing stock price from September 30, 2016 to December 31, 2016 from $1.05 to $0.68. During the nine months ended December 31, 2016 the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $2,423 due to the decrease in the Company's closing stock price from inception to December 31, 2016 from $0.99 to $0.68.
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

For similar reasons as applicable to the convertible notes, due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the three and nine months ended December 31, 2017, the Company recorded a loss from change in fair value of warrant liability of $898 and $2,526, respectively, due to the increase in the Company's closing stock price during the comparative period from $1.51 to $1.79, and $0.94 to $1.79, respectively. During the three months ended December 31, 2016, the Company recorded a gain from change in fair value of warrant liability of $937 due to the decrease in the Company's closing stock price from September 30, 2016 to December 31, 2016 from $1.05 to $0.68. During the nine months ended December 31, 2016 the Company recorded a gain from change in fair value of warrant liability of $797 due to the decrease in the Company's closing stock price from inception of the issuance of the Notes from September 28, 2016 to December 31, 2016 from $0.99 to $0.68.
Revenues by Product and Service Categories
The following table summarizes our net revenues by product and service categories for the three and nine months ended December 31, 2017 and 2016. The amount or percentage of total revenue contributed by class of products and services has been presented for those classes accounting for more than 10% or more of total net revenue in any of the periods presented, with all other amounts individually representing less than 10% of total net revenue included in the Other categories.

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016		% of Change	Nine Months Ended December 31, 2017		Nine Months Ended December 31, 2016		% of Change
	Dollars	% of Net Revenues	Dollars	% of Net Revenues		Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	(in thousands)		(in thousands)			(in thousands)		(in thousands)

Ignite	22,693	59.7%	11,572	51.9%	96.1%	53,598	58.2%	27,698	40.1%	93.5%
Other O&O	42	0.1%	202	0.9%	(79.2)%	193	0.2%	911	1.3%	(78.8)%
Total O&O	22,735	59.8%	11,774	52.8%	93.1%	53,791	58.4%	28,609	41.4%	88.0%

Syndicated Network	1,466	3.9%	4,378	19.6%	(66.5)%	6,707	7.3%	15,378	22.2%	(56.4)%
Other A&P	—	—%	60	0.3%	(100.0)%	—	—%	240	0.3%	(100.0)%
Total A&P	1,466	3.9%	4,438	19.9%	(67.0)%	6,707	7.3%	15,618	22.6%	(57.1)%

Total Advertising	24,201	63.6%	16,212	72.7%	49.3%	60,498	65.7%	44,227	64.0%	36.8%

Pay	13,657	35.9%	5,696	25.6%	139.8%	30,889	33.6%	23,608	34.1%	30.8%
Other Content	173	0.5%	377	1.7%	(54.1)%	655	0.7%	1,321	1.9%	(50.4)%
Total Content	13,830	36.4%	6,073	27.3%	127.7%	31,544	34.3%	24,929	36.0%	26.5%

Total net revenues	38,031	100.0%	22,285	100.0%	70.7%	92,042	100.0%	69,156	100.0%	33.1%
Advertising
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and nine months ended December 31, 2017, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the current periods there was an approximately $11,121 and $25,900 or 96.1% and 93.5% increase in Ignite net revenues as compared to the three and nine months ended December 31, 2016. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.

The Company's A&P business, is a worldwide mobile user acquisition network. Its mobile user acquisition platform is a demand side platform, or DSP. This platform allows mobile advertisers to engage with the right customers for their applications at the right time to gain them as customers. The A&P business, through its Syndicated network service, accesses mobile ad inventory through publishers including direct developer relationships, mobile websites, mobile carriers and mediated relationships. The advertising revenue generated by A&P platform is shared with publishers according to contractual rates in the case of direct or mediated relationships. During the three and nine months ended December 31, 2017, there was an approximately $2,912 and $8,671 or 66.5% and 56.4% decrease in Syndicated network net revenues as compared to the three and nine months ended December 31, 2016. This decrease in Syndicated network revenue was attributable primarily to the decrease in demand from advertising partners, reflecting a trend we expect to continue as the market shifts away from non-automated networks such as our current A&P business towards more programmatic advertising.
Content
Pay is an API that integrates billing infrastructure between mobile operators and content publishers to facilitate mobile commerce. Increasingly, mobile content publishers want to go directly to consumers to sell their content rather than sell through traditional distributors such as Google Play or the Apple Application Store, which are not as prominent in select countries. Pay allows publishers and carriers to monetize those applications by allowing the content to be billed directly to the consumer via carrier billing. Pay has been launched in Australia, Philippines, India, and Singapore. During the three and nine months ended December 31, 2017 there was an approximately $7,961 and $7,281 or 139.8% and 30.8% increase in Pay net revenues as compared to the three and nine months ended December 31, 2016, respectively.
The increase in the Content business over the comparative periods for the three and nine months ended December 31, 2017 and 2016 was attributable primarily to a increase in activity with multiple large partners as compared to the same period in prior year, partially offset by a continued decline in Marketplace revenues. The decline in Marketplace revenues reflects a trend we expect to continue as the end user market has shifted away from carrier specific content stores in favor of a growing number of other application delivery options.
Liquidity and Capital Resources
Selected Liquidity Information

	December 31, 2017	March 31, 2017
	(unaudited)
	(in thousands)
Cash	$6,883	$6,149

Short-term debt
Short-term debt, net of debt issuance costs of $247 and $0, respectively	1,653	—
Total short-term debt	$1,653	$—

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $2,881 and $6,315, respectively	5,751	9,685
Total long-term debt	$5,751	$9,685
Total debt	$7,404	$9,685

Working capital
Current assets	$40,414	$23,665
Current liabilities	48,214	30,774
Working capital	$(7,800)	$(7,109)

Working Capital
Cash totaled approximately $6,883 and $6,149 at December 31, 2017 and March 31, 2017, respectively, an increase of approximately $734 or 11.9%. Current assets totaled $40,414 and $23,665 at December 31, 2017 and March 31, 2017, respectively, an increase of approximately $16,749 or 70.8%. As of December 31, 2017 and March 31, 2017, the Company had approximately $32,494 and $16,554, respectively, in accounts receivable, an increase of $15,940 or 96.3%. As of December 31, 2017 and March 31, 2017 the Company's working capital deficit was $7,800 and $7,109, respectively, an increase in working capital deficit of $691 or 9.7%. The working capital deficit as of December 31, 2017 includes the impact of the Western Alliance Bank Credit Agreement being classified as a current liability of $1,653 (net of aggregate debt issuance costs and debt discount of $247), as compared to $0 as of March 31, 2017 due to the payoff of the subordinated debenture with NAC on September 28, 2016.
Our primary sources of liquidity have historically been issuance of common, preferred stock, and debt. The Company may raise additional capital through future equity raises or, subject to restrictions contained in our Indenture and Credit Agreement, debt financing to provide for greater flexibility for the Company to complete acquisitions, fund new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. The Company believes that it has sufficient cash and capital resources to operate its business for at least the next twelve months from the issuance date of this Report. See Note 2 - Liquidity for more discussion.
As of December 31, 2017, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$8,632	$—	$8,632	$—	$—
Operating leases (b)	6,396	1,069	2,280	1,789	1,258
Employment agreements and other obligations (c)	325	325	—	—	—
Interest and bank fees	2,312	755	1,557	—	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$17,665	$2,149	$12,469	$1,789	$1,258
(a) convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $921 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

Cash Flow Summary

	Nine Months Ended December 31,
	2017	2016	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash provided by (used in) operating activities	$482	$(7,788)	(106.2)%
Capital expenditures	(1,312)	(1,381)	(5.0)%
Proceeds from sale of cost method investment in Sift	—	999	(100.0)%
Cash received from issuance of convertible notes	—	16,000	(100.0)%
Proceeds from short-term borrowings	2,500	—	100.0%
Payment of debt issuance costs	(346)	(2,319)	(85.1)%
Options exercised	261	11	2,272.7%
Repayment of debt obligations	(847)	(11,000)	(92.3)%
Effect of exchange rate changes on cash	(4)	(48)	(91.7)%

Operating Activities
During the nine months ended December 31, 2017 and 2016, the Company's net cash provided by / (used in) operating activities was $482 and $(7,788), respectively, a positive change of $8,270 or 106.2%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the nine months ended December 31, 2017, net cash provided by operating activities was $482, resulting from a net loss of $14,432 offset by net non-cash expenses of $16,513, which included depreciation and amortization expense, change in the allowance for doubtful accounts, amortization of debt discount and debt issuance costs, accrued interest, stock option expense, stock-based compensation related to vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $2,707, $244, $875, $165, $2,296, $224, $6,310, $2,526, and $1,166, respectively. Net cash used in operating activities during the nine months ended December 31, 2017 was also impacted by the change in net working capital accounts as of December 31, 2017 compared to March 31, 2017, with a net increase in current liabilities of approximately $14,901 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other liabilities), offset by a net increase in current assets of approximately $16,500 (inclusive of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital account liabilities was driven primarily by the increase in accounts payable and accrued license fees and revenue share of $12,864, mostly due to the timing of payments to our carrier partners. The net increase in working capital assets was driven primarily by the increase in accounts receivable of $16,184, mostly due to the timing of payments from our advertising and content customers.
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
Investing Activities
For the nine months ended December 31, 2017 and 2016, cash used in investing activities was approximately $1,312 and $382, respectively, which is comprised of capital expenditures related mostly to internally developed software in the current fiscal year, and capital expenditures related mostly to internally developed software of $1,381 offset by proceeds from the sale of a cost method investment of $999 in the prior fiscal year.
Financing Activities
For the nine months ended December 31, 2017, cash provided by financing activities was approximately $1,568, inclusive of $2,500 in proceeds from our Credit Agreement, and $261 in proceeds from the exercise of stock options; offset by cash paid for the settlement of debt of $847, and the payment of capitalized debt issuance cots of $346. For the nine months ended December 31, 2016, cash used in financing activities was approximately $2,692, primarily due to proceeds from the issuance of debt of $16,000 and proceeds from the exercise of stock options of $11, offset by the repayment of debt of $11,000 and $2,319 in debt issuance costs payments.
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
In connection with the preparation of this Report, Digital Turbine's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.
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

•
Completing the implementation of a cyclical process for evaluating and testing the control environment to help ensure any future key control failures will be identified on a timely basis, and allow for the possibility of immediate detection and remediation.

•
Continue conducting formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.

The remediation plan, once fully implemented and determined to be operating effectively, is expected to result in the remediation of the identified material weaknesses in internal controls over financial reporting.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 “Commitments and Contingencies - Legal Matters” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.
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
Dated: February 7, 2018
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: February 7, 2018
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)