Form 10-K
period 2018-03-31
Digital Turbine, Inc.
filed 2018-06-12
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Nueces Street, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of a “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2017 was $101,774,788.
As of June 1, 2018, the Company had 76,144,988 shares of its common stock, $0.0001 par value per share, outstanding.

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
FOR THE PERIOD ENDED March 31, 2018

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
Current Operations
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. The Company currently operates one reportable segment – Advertising.
The Company's Advertising business is consists of Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Other products and professional services directly related to the Ignite platform.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; Sydney, Australia; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.
Information about Discontinued Operations
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney will no longer be employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission (the "SEC"). The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that it will exit the segment previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing ("A&P") business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that it will exit the segment of its Advertising business previously referred to as the A&P business.
We believe that these dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus. Additionally, the Company expects to be able to generate additional cash via the announced transactions that can be re-invested into key O&O growth initiatives.
As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the consolidated financial statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this Report to provide visibility and comparability. All discussion herein, unless otherwise noted, refers to our remaining operating segment after the dispositions, the O&O business. See “Discontinued Operations” in Note 3 to the consolidated financial statements in Item 8 of this Report.

Information about Segment and Geographic Revenue
As a result of the dispositions, the Company now manages its business in one operating segment, the O&O business, which is presented as one reportable segment: Advertising. Information about segment and geographic revenue is set forth in Note 17 to our consolidated financial statements under Item 8 of this Annual Report.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other professional services directly related to the Ignite platform.
Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, Cost-Per-Action or CPA arrangements with third party advertisers, or via Per-Device-License Fees or PDL which allow operators and OEMs to deliver applications to their Ignite installed base on demand. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Additionally, features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel. Since inception, Ignite has delivered over one billion mobile application preloads.
Competition
The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for advertising partners on the basis of positioning, brand, quality and price. We compete for wireless carrier and manufacturer placement based on these factors, as well as historical performance. We compete for platform deployment contracts with other mobile platform companies. We also compete for experienced and talented employees.
Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing application install products and services as offered by Facebook, Snapchat, IronSource, InMobi, Cheetah Mobile, Baidu, Taptica, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. With Ignite, we compete with smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our Ignite products, which could be a material source of competition. And finally, although we do not see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, salesforce.com, or MobileIron, it is possible they could decide to compete against our Ignite solution.
Digital Turbine has internally developed solutions for top-tier mobile operators and equipment manufacturers including device application management solutions and application-based value added services. Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. We see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs.
Our competitors generally have substantially greater capital and other resources than we have.

Product Development and Research & Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the years ended March 31, 2018, 2017, 2016 were $9.7 million, $9.3 million, and $4.9 million, respectively. The amount spent on research and development activities for the years ended March 31, 2018, 2017, 2016 were $0.9 million, $0.7 million, and $1.1 million, respectively.
Contracts with Customers
We have both exclusive and non-exclusive carrier and OEM agreements. Our agreements with advertisers are generally non-exclusive. Our carrier and OEM agreements for our Advertising business are multi-year agreements, with terms that are generally longer than one to two years. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. Most of our sales are made either directly to application developers, advertising agencies representing application developers or through advertising aggregators.
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
Employees
As of March 31, 2018, the Company, including its subsidiaries, had 161 employees, 158 of whom were full-time and 3 of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2018, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as-needed basis.
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

From 2005 to February 12, 2008, the Company was a public shell company with no operations. Throughout the years, the Company has made several acquisitions, such as (1) the acquisition in December 2011 by its wholly-owned subsidiary, Digital Turbine USA, Inc., of assets of Digital Turbine LLC, which were re-branded as “Discover,” (2) the acquisition in September 2012 by DT EMEA of ” Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), including the “LogiaDeck” software which has been rebranded as “Ignite,” (3) the acquisition in April 2013 of Mirror Image International Holdings Pty Ltd, and (4) the acquisition in October 2014 of the intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO" or "Xyologic).  In February 2014, the Company disposed of its wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”), and as such, it is no longer reflected as part of our continuing operations in this Report.  In March 2015, the Company, through its wholly-owned subsidiary, acquired Appia, Inc., which was renamed Digital Turbine Media, Inc. and which is referred to in this Form 10-K and the consolidated financial statements as “DT Media.”
In April 2018, the Company entered into two separate agreements to dispose of the Content reporting segment (through the Pay Agreement) and A&P business within the Advertising reporting segment (through the A&P Agreement). As a result of these dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as "held for disposal" in the consolidated financial statements in Item 8 of this Report. The Pay Agreement and A&P Agreement are both expected to close in June 2018.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://www.digitalturbine.com generally when such reports are available on the SEC website. The contents of our website are not incorporated into this Annual Report on Form 10-K.
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
Evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile application industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

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
•changes in the mix of CPI, CPP, CPA, and license fee sales, which have varying revenue and margin profiles
•the seasonality of our industry;
•fluctuations in the size and rate of growth of overall consumer demand for mobile products and services;

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
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, and advertisers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attracts new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
If we fail to maintain and enhance our capabilities for our offerings to a broad array of mobile operating systems, our attractiveness to wireless carriers, equipment manufacturers, and application developers will be impaired, and our sales could suffer.
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
We provide a variety of products and services that enable carriers, manufactures, and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.
Our business is dependent on our ability to maintain and scale our infrastructure, including our employees and 3rd parties; and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our financial results.
Our reputation and ability to attract, retain, and serve customers is dependent upon the reliable performance of our products and services and the underlying infrastructure, both internal and from third party providers. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products and services are unavailable, or if they do not load as quickly as expected, customers may not use our products as often in the future, or at all. If our customer base grows, we will need an increasing amount of infrastructure, including network capacity, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, ineffective business execution or other catastrophic events.
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
Advertising Risks
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
Our revenues may fluctuate significantly based on level of advertiser spend, over which we have no control.
A significant portion of our revenue is impacted by the level of advertising spend. If advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers' advertising budgets -- our revenues will be impacted negatively, and this impact may be significant.

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
While we anticipate that mobile usage will continue to be the primary driver of revenues related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEM’s that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising CPI revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our products. Reduced open-rates could have a negative impact on the success of our products and our potential revenues earned from CPI. Mobile advertising market remains a new and evolving market and if we are unable to grow revenues or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
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

We currently rely on wireless carriers and OEMs to distribute our products and services and thus to generate much of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.
The future success of our business is highly dependent upon maintaining successful relationships with the wireless carriers and OEMs with which we currently work and establishing new carrier and OEM relationships in geographies where we have not yet established a significant presence. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial portion of our revenues, on a go-forward basis, through relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers, establish relationships with new carriers, or a loss or change of terms would materially reduce our revenues and thus harm our business, operating results and financial condition.
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
The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. The Company’s mobile advertising platform will compete primarily with Facebook, Twitter, Snap, and Google, all of which are significantly larger than us and have far more capital to invest in their mobile advertising businesses. The Company will also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo!, Pandora, and other independent publishers. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
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
The Company’s mobile advertising platform are dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as its ability to deliver content on those networks at prices that enable it to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. The Company does not control these networks.
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
Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. The Company anticipates generating different amounts of revenue from its advertiser clients based on the content the Company delivers. In most cases, the Company will be paid by advertisers on a CPI basis, when an install of an advertised application occurs. Different types of advertising content consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier’s network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect the Company’s pricing practices and inhibit its ability to deliver targeted advertising to that carrier’s users, both of which could impair the Company’s ability to generate revenue. Mobile connected device users may choose not to allow advertising on their devices.
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

The Company’s advertising business depends on its ability to collect and use data to deliver applications, and any limitation on the collection and use of this data could significantly diminish the value of the Company’s services and cause it to lose clients and revenue.
When the Company delivers an application to a mobile device, it will often be able to collect anonymous information about the interaction of the mobile device user with the application, such as whether the user opened the application. As the Company collects and aggregates this data provided by billions of ad impressions, it intends to analyze it in order to optimize the placement and scheduling of applications across the advertising inventory provided to it by developers. For example, the Company may use the collected information to provide an application to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its applications that were engaged.
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
The Company’s business depends on its ability to maintain the quality of its advertiser content.
The Company must be able to ensure that applications that are placed on devices are not unlawful or inappropriate. If the Company is unable to ensure that the quality of its advertiser content does not decline as the number of advertisers it works with continues to grow, then the Company’s reputation and business may suffer.

Risks Related to Our Market
The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.
The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for advertisers primarily on the basis of positioning, brand, quality and price. We compete for wireless carriers placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with advertisers and other intellectual property. We compete for platform deployment contracts amongst other mobile platform companies. We also compete for experienced and talented employees.
Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Twitter, Snap, Yahoo!, Pandora and other ad networks such as RocketFuel. These companies can be both customers for Digital Turbines products, as well as competitors in certain cases. With Ignite, we see some smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our products.
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
If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or, in Digital Turbine’s case, inhibit generation of sales), our margins could decline and we could lose market share (or in Digital Turbine’s case, fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.
End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.
Our business depends on deploying new products and services through wireless carriers and OEMs that end users buy. We must continue to invest significant resources in licensing efforts, research and development, marketing, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our carriers, the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results, and financial condition.

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
The business model that the Company is pursuing, mobile advertising and application installations, is in the early stages and not completely proven. There are many different types of models including, but not limited to, set-up fees, CPI, CPP, CPA, up-front fees (including licensing), revenue shares, per device license fees, as well as hybrids of each. Initial feedback from customers shows preference for different types of models. This could lead to risk in predicting future revenues and profits by individual customers. In particular, the ‘free’ download market is reliant upon mobile advertising, and the mobile advertising market is still in a nascent phase of monetization.
In addition, our strategy for the Company entails offering its platform to existing and new customers. There can be no assurance that we will be able to successfully market new services and offerings to existing and new customers. Moreover, in order to credibly offer the Ignite platform, we will need to achieve additional operational and technical achievements to further develop the product offering. Ignite is compatible with Android, and should the market shift to a different operating system there would need to be modifications to our products to adapt to such a change. While we remain optimistic about our ability to complete this change and build out, it will be subject to all of the risks attendant to these development efforts as well as the need to provide additional capital to the effort.

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
To reach large numbers of wireless subscribers, application developers, and wireless carriers, we must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature-rich products and services, we anticipate that our development costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.
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

Our industry is subject to risks generally associated with advertising content delivery, any of which could significantly harm our operating results.
Our business is subject to risks that are generally associated with the advertising content delivery, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of our offerings and mobile handsets on which they are accessed; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our offerings, increase our costs and cause our offerings to be of lower quality or to be published later than anticipated.
Mobile handsets require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically, our Ignite products currently are compatible with the Android and iOS operating system. If this operating system falls out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.
Mobile application developers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the delivery of such offerings. In addition, certain products require access over the mobile Internet to our servers or third party servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to use our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.
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
Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. Further, we conduct international operations in Germany, Israel, India, South America, and Singapore, areas that, similar to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
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
Risks Related to Potential Liability, our Intellectual Property and Content
If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.
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
As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers, and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, Latin America, and Asia. Further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

The Company’s incurrence of up to $5 million in secured indebtedness, and its $5.7 million in unsecured indebtedness could have significant negative consequences including:

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

Our secured indebtedness contains current ratio and revenue financial covenants. There can be no assurance we will continue to satisfy these covenants. We may fail to satisfy the current ratio covenant due to increases in liabilities or decreases in current assets, which can occur despite our best efforts. Similarly, the revenue covenant can fail to be satisfied due to slowdowns in our business or failing to meet projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Recent Developments” for a description of these financial covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Further, acceleration could cause a cross default under our $5.7 million in unsecured notes (the "Notes) due 2020. Any such default or cross default would have a material adverse effect on the Company.

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
Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). On June 1, 2018, the last reported sale price for our common stock on the NASDAQ Capital Market was $1.81 per share and the closing price of our common stock has traded in a range from a low of $0.88 per share to a high of $2.51 per share during fiscal 2018. We must continue to satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
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
The Notes are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or ASC 815) as an embedded derivative. For instance, the early conversion payment feature of the Notes is accounted for under ASC 815 as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have recorded this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the Notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivative using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the Company’s stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liability may have, on a GAAP basis, a substantial effect on our consolidated financial results from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.
We also have a material derivative liability recorded on our consolidated balance sheet as a result of the anti-dilution and other embedded derivative features in the warrants and Notes. Under applicable accounting rules, we are required to “mark to market” this liability each reporting period and record changes in the fair value associated with this liability in our consolidated statement of operations. As such, when our stock price increases, the fair value of this liability would increase, and we recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of this liability decreases, and we recognize a gain associated with this change in fair value. As such, though there is no cash flow impact to us caused by the volatility of our stock price, applicable accounting rules have a direct impact on our reported profit or loss as per GAAP.
We have not finalized the impact on our ability to use the treasury method to calculate diluted earnings per share as a result of the conversion option and warrant transactions. Our ability to use the treasury method may differ before and after shareholder approval of the issuance of the maximum shares in this offering, assuming such approval is granted. We cannot be sure that the accounting standards will permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

The Notes are unsecured, are effectively subordinated to all of our current and future secured indebtedness and are structurally subordinated to all liabilities of our subsidiaries (other than the guarantors), including trade credit.
The Notes are unsecured, are effectively subordinated to all of our current and future secured indebtedness (although we are not permitted to incur any additional secured or unsecured indebtedness subject to limited exceptions) and are structurally subordinated to all indebtedness and liabilities of our subsidiaries (other than the guarantors), including trade payables. The Notes rank equally with all our future general unsecured and unsubordinated obligations, and senior to all our future subordinated debt. As noted, above, over two thirds of our Notes holders are subject to subordination agreements in favor of our senior secured lender. In the event of our bankruptcy, liquidation, reorganization or other winding up, although we are not permitted to incur any secured or unsecured indebtedness subject to limited exceptions (such as the consent to incur $5 million of secured debt we received, as noted above), our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and subject to the guarantees discussed below, the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes which includes all liabilities of such subsidiary, including trade payables have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

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
Holders who convert their Notes prior to the September 23, 2019 receive an Early Conversion Payment. The Early Conversion Payment feature of the Notes is expected to be accounted for under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) as an embedded derivative.
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

We did not and do not intend to seek a rating on the Notes.
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
For U.S. federal income tax purposes, we treat the Notes as contingent payment debt obligations under the contingent payment debt regulations and the rest of this discussion so assumes. Accordingly, all payments on the Notes, including stated interest, are taken into account under the contingent payment debt regulations and actual cash payments of interest on the Notes will not be reported separately as taxable income. As discussed more fully below, the effect of the contingent payment debt regulations will be to require a holder, regardless of such holder’s usual method of tax accounting, to use the accrual method with respect to the Notes. There is some uncertainty as to the proper application of the Treasury Regulations governing contingent payment debt instruments and, if the treatment described herein were to be successfully challenged by the Internal Revenue Service (IRS) (the “IRS”), it might be determined that, among other things, the investor should have accrued interest income at a lower or higher rate, or should have recognized capital gain or loss, rather than ordinary income or loss, upon the conversion or taxable disposition of the Notes.

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
The SEC has sent us a letter regarding an informal inquiry requesting information and documents, and a subsequent “Wells Notice,” generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures.
As previously disclosed, in 2016 the Company received an informal inquiry from the staff of the Securities and Exchange Commission’s Division of Enforcement requesting the voluntary provision of documents and information generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures. On April 17, 2018, the Company received a “Wells Notice,” stating that the staff of the SEC has made a preliminary determination to recommend to the SEC that it file an enforcement action against the Company alleging violations of Sections 13(a) and 13(b)(2)(B) of the Securities and Exchange Act of 1934 and Rules 13a-1, 13a-13 and 13a-15 thereunder. Although the Company seeks to resolve this matter by settlement, there is no assurance that a settlement will be reached or as to terms and conditions. Please see the section of this filing entitled “Item 9A--Controls and Procedures” regarding the Company’s remediation efforts and results to date regarding the material weaknesses that previously rendered its internal controls ineffective. The Company believes that the resolution of this matter is unlikely to have a material impact on its operations or financial position.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Although our management concluded that our internal control over financial reporting were effective as of March 31, 2018, our internal controls for prior periods were previously deemed ineffective ; refer to Item 9A of our Annual Report on Form 10-K/A for the year ended March 31, 2017, for more information about management’s assessment of internal controls. During fiscal 2018 and prior periods, we devoted considerable effort to strengthen and test our internal controls. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant attention of management. We cannot be certain that these measures will continue to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover additional material weaknesses or significant deficiencies in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business. Refer to Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018, for more information about management’s assessment of internal controls.
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
The principal offices of Digital Turbine, Inc. are located at 111 Nueces Street, Austin, Texas 78701. Digital Turbine also leases property in Durham, North Carolina through its wholly-owned subsidiary, DT Media; San Fransisco, California; and internationally in Israel; Sydney, Australia; and Singapore through its wholly-owned subsidiaries DT EMEA, DT APAC, and DT Singapore, respectively.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 19 of the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of June 1, 2018, the closing price of our common stock was $1.81. Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.” The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Capital Market for our common stock for the following periods:

	High	Low
Fiscal Year Ended March 31, 2018
First quarter	$1.25	$0.88
Second quarter	$1.51	$0.99
Third quarter	$1.86	$1.41
Fourth quarter	$1.79	$2.51
Fiscal Year Ended March 31, 2017
First quarter	$1.15	$0.75
Second quarter	$1.47	$0.97
Third quarter	$1.08	$0.59
Fourth quarter	$0.96	$0.66

Holders
As of June 1, 2018, there were 10,207 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
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
The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000, of which 9,135,513 remain available for issuance as of March 31, 2018.
Equity Compensation Plan Information
The following table sets forth information concerning our 2007 Employee, Director and Consultant Stock Plan, our Amended and Restated 2011 Equity Incentive Plan, our Appia, Inc. 2008 Stock Incentive Plan and individual compensation arrangements with employees or consultants of the Company as of March 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	9,373,133	$2.10	9,135,513
2007 Employee, Director and Consultant Stock Plan	260,000	$13.75	—
Appia, Inc. 2008 Stock Incentive Plan	108,836	$0.65	—
Equity compensation plan not approved by security holders	—	—	—
Total	9,741,969		9,135,513
Recent Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
There were no purchases of equity securities by us during the year ended March 31, 2018.
Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2013 and March 31, 2018, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC), and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see “Discontinued Operations” in Note 3 to the consolidated financial statements in Item 8 of this report).
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The consolidated statements of operations data for each of the three years ended March 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of March 31, 2018 and 2017 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended March 31, 2015 and 2014 and the consolidated balance sheet data as of March 31, 2016, 2015, and 2014 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
For further information see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

	Year ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Results of Operations
Net revenues	$74,751	$40,207	$22,251	$3,371	$769
Loss from operations	(5,809)	(16,971)	(22,534)	(16,556)	(13,403)
Net loss from operations, net of taxes	(19,697)	(19,138)	(24,492)	(16,173)	(15,788)
Basic and diluted net loss per common share from continuing operations	$(0.28)	$(0.29)	$(0.40)	$(0.41)	$(0.57)
Weighted-average common shares outstanding from continuing operations, basic and diluted	70,263	66,511	61,763	38,967	27,478
Balance Sheet Data
Cash	$12,720	$6,149	$11,231	$7,069	$21,805
Working capital (1)	(2,678)	1,353	(4,531)	(3,924)	17,666
Total assets (2)	$86,607	$107,580	$121,940	$122,571	$45,095
Long-term obligations	12,529	14,676	815	7,090	238
Total stockholders' equity	$27,672	$62,045	$82,271	$91,529	$32,951
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet
(2) Total assets include assets classified as held for disposal on the balance sheet as they were still owned by the Company at the balance sheet date.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition and prospects and should be read in conjunction with the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K. The following will be discussed and analyzed:

•	Company Overview

•	Disposition of the Content Reportable Segment and A&P Business

•	Discontinued Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Recently Issued Accounting Pronouncements

•	Recent Developments
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
The Company's Advertising business is comprised of one businesses:

•	Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:

◦	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

◦	Other products and professional services directly related to the Ignite platform.
O&O Business
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
Disposition of the Content Reportable Segment and A&P Business
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney will no longer be employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that is will exit the segment of the business previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that is will exit the segment of the business previously referred to as the A&P business.
These dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus. Additionally, the Company expects to be able to generate additional cash via the announced transactions that can be re-invested into key O&O growth initiatives.
Discontinued Operations
As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the consolidated financial statements in Item 8 of this report. The Company has recast prior period amounts presented within this report to provide visibility and comparability. All discussion herein, unless otherwise noted, refers to our remaining operating segment after the dispositions, the O&O business.

All discussions in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

RESULTS OF OPERATIONS
Below are our revenues, cost of revenues, and expenses for fiscal 2018, 2017, and 2016. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Years Ended March 31,			Years Ended March 31,
	2018	2017	% of Change	2017	2016	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$74,751	$40,207	85.9%	$40,207	$22,251	80.7%
License fees and revenue share	47,967	26,374	81.9%	26,374	13,314	98.1%
Other direct cost of revenues	1,729	2,575	(32.9)%	2,575	7,477	(65.6)%
Gross profit	25,055	11,258	122.6%	11,258	1,460	671.1%
Total operating expenses	30,864	28,229	9.3%	28,229	23,994	17.7%
Loss from operations	(5,809)	(16,971)	(65.8)%	(16,971)	(22,534)	(24.7)%
Interest expense, net	(2,067)	(2,625)	(21.3)%	(2,625)	(1,716)	53.0%
Foreign exchange transaction loss	(148)	(26)	469.2%	(26)	(24)	8.3%
Change in fair value of convertible note embedded derivative liability	(7,559)	475	(1,691.4)%	475	—	100.0%
Change in fair value of warrant liability	(3,208)	147	(2,282.3)%	147	—	100.0%
Loss on extinguishment of debt	(1,785)	(293)	509.2%	(293)	—	(100.0)%
Other income / (expense)	(72)	11	(754.5)%	11	(4)	(375.0)%
Loss from operations before income taxes	(20,648)	(19,282)	7.1%	(19,282)	(24,278)	(20.6)%
Income tax provision / (benefit)	(951)	(144)	560.4%	(144)	214	(167.3)%
Net loss from operations, net of taxes	$(19,697)	$(19,138)	2.9%	$(19,138)	$(24,492)	(21.9)%
Basic and diluted net loss per common share, from continuing operations	$(0.28)	$(0.29)	(3.4)%	$(0.29)	$(0.40)	(27.5)%
Weighted-average common shares outstanding, basic and diluted	70,263	66,511	5.6%	66,511	61,763	7.7%

Net Revenues
Fiscal 2018 Compared to Fiscal 2017
During the year ended March 31, 2018, revenues increased $34,544 or 85.9%, compared to the prior year's period. Growth stemmed from significant growth driven by increased CPI and CPP revenue from Advertising partners across existing carrier distribution partners as well as expansion with multiple new carrier distribution partners, and the deployment of new Ignite services and products.
Fiscal 2017 Compared to Fiscal 2016
During the year ended March 31, 2017, revenues increased $17,956 or 80.7%, compared to the prior year's period primarily due to the Company experiencing organic growth in Ignite revenue. Growth in revenue was driven primarily by CPI and CPP revenue from new Advertising partners across two major US carrier distribution partners, and amounts earned from carrier partners related to software customization and integration.
Gross Margins

	Years ended March 31,			Years ended March 31,
	2018	2017	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Gross margin $	$25,055	$11,258	122.6%	$11,258	$1,460	671.1%
Gross margin %	33.5%	28.0%		28.0%	6.6%
Fiscal 2018 Compared to Fiscal 2017
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $25,055 or 33.5% for the year ended March 31, 2018 versus $11,258 or 28.0% for the year ended March 31, 2017. The year ended March 31, 2017 includes the impact of a $757 impairment charge taken for certain intangible assets related to the IP purchased in the XYO acquisition. Increase is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business. Overall gross margin percentage increased as growth was coupled with higher gross margin O&O revenue contracts with new and existing partners, coupled with lower amortization of intangibles.
Fiscal 2017 Compared to Fiscal 2016
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $11,258 or 28.0% for the year ended March 31, 2017, versus approximately $1,460 or 6.6% for the year ended March 31, 2016. increase is due primarily to continued scaling of the Ignite platform across new and existing partners.
Operating Expenses

	Years ended March 31,			Years ended March 31,
	2018	2017	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Product development	$9,653	$9,283	4.0%	$9,283	$4,883	90.1%
Sales and marketing	6,087	4,180	45.6%	4,180	2,908	43.7%
General and administrative	15,124	14,766	2.4%	14,766	16,203	(8.9)%
Total operating expenses	$30,864	$28,229	9.3%	$28,229	$23,994	17.7%
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel.
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
Fiscal 2018 Compared to Fiscal 2017
Total operating expenses for the year ended March 31, 2018 and March 31, 2017 were approximately $30,864 and $28,229, respectively, representing a year over year increase of approximately $2,635 or 9.3%. This is a result of continued Company wide cost control measures and shows the Company's ability to scale revenue at a greater rate than operating expense.
Product development expenses for the year ended March 31, 2018 and March 31, 2017 remained flat at $9,653 and $9,283, respectively, representing a year over year increase of approximately $370 or 4.0%. The cost of product development over both periods represents the Company's investment in the offices in Tel Aviv, Israel and Durham, North Carolina through developer headcount in those regions, and hosting expenses associated with development activity.
Sales and marketing expenses for the year ended March 31, 2018 and March 31, 2017 were approximately $6,087 and $4,180, respectively, representing a year over year increase of approximately $1,907 or 45.6%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing partner relationships.
General and administrative expenses for the year ended March 31, 2018 and March 31, 2017 remained largely flat at $15,124 and $14,766, respectively, an increase of approximately $358 or 2.4%. General and administrative expense is primarily attributable to accounting and professional consulting expenses, stock option expense related to stock option grants issued to employees, office related expenses, administrative employee payroll expense, and other payroll related expenses.
Fiscal 2017 Compared to Fiscal 2016
Total operating expenses for the year ended March 31, 2017 and March 31, 2016 were $28,229 and $23,994, respectively, an increase of $4,235 or 17.7%.
Product development expenses for the year ended March 31, 2017 and March 31, 2016 were $9,283 and $4,883, respectively, an increase of $4,400 or 90.1%. The increase in product development expenses year-over-year was primarily attributable to the Company's increased investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions, as well as from increased hosting expenses driven by the growth in the business.
Sales and marketing expenses for the year ended March 31, 2017 and March 31, 2016 were $4,180 and $2,908, respectively, an increase of $1,272 or 43.7%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing partner relationships.
General and administrative expenses for the year ended March 31, 2017 and March 31, 2016 were $14,766 and $16,203, respectively, a decrease of $1,437 or 8.9%. The decrease in general and administrative is primarily attributable to lower accounting and professional consulting expenses, and reduced stock option expense over the comparative periods due to stock option grants issued over the comparative periods being issued at lower fair values, which has the impact of lower expense being recorded, and due to stock option forfeitures/cancellations over the comparative periods for older higher value options for which expense is no longer being recorded and which has the impact of further reducing stock option expense.

Other Income and Expenses

	Years ended March 31,			Years ended March 31,
	2018	2017	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Interest expense, net	$(2,067)	$(2,625)	(21.3)%	$(2,625)	$(1,716)	53.0%
Foreign exchange transaction loss	(148)	(26)	469.2%	(26)	(24)	8.3%
Change in fair value of convertible note embedded derivative liability	(7,559)	475	(1,691.4)%	475	—	(100.0)%
Change in fair value of warrant liability	(3,208)	147	(2,282.3)%	147	—	(100.0)%
Loss on extinguishment of debt	(1,785)	(293)	509.2%	(293)	—	100.0%
Loss on disposal of fixed assets	—	—	—%	—	—	#DIV/0!
Other income / (expense)	(72)	11	(754.5)%	11	(4)	(375.0)%
Total interest and other expense, net	$(14,839)	$(2,311)	542.1%	$(2,311)	$(1,744)	32.5%
Fiscal 2018 Compared to Fiscal 2017
Total interest and other expense, net, for the year ended March 31, 2018 and March 31, 2017 were $14,839 and $2,311, respectively, an increase in net expenses of $12,528 or 542.1%. This change in total interest and other income / (expense), net, was primarily attributable to the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability, and loss on extinguishment of debt. The change in fair value of embedded derivative and warrant liabilities is due to the change in the Company's stock price from $0.94 at March 31, 2017 to $2.01 at March 31, 2018 partially offset by the settling of $10,300 of the underlying debt instruments which resulted in the loss on extinguishment of $1,785 .
Fiscal 2017 Compared to Fiscal 2016
Total interest and other expense, net, for the year ended March 31, 2017 and March 31, 2016 were $2,311 and $1,744, respectively, an increase in net expenses of $567 or 32.5%. This change in total interest and other income / (expense), net, was primarily attributable to interest expense, net, the change in fair value of convertible note embedded derivative liability, and the change in fair value of warrant liability. The increase in interest expense is primarily due to changes in the structure of our debt including the issuance of the Notes and the extinguishment of secured indebtedness held in prior year, see Interest Expense, Net below. The change in fair value of embedded derivative and warrant liabilities is due to the change in the Company's stock price from $0.99 upon initial measurement to $0.94 at year end. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction loss, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, loss on disposal of fixed assets, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is generated from the the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Interest income consists of interest income earned on our cash. This increase in interest expense, net, was primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt); 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 5.25% (Wall Street Journal Prime Rate + 1.25%); and 3) amortization of debt discount related to the Notes which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 during the current fiscal year, and the Notes and the SVB and NAC subordinated debentures which were retired in full on September 28, 2016 during the prior fiscal years, the Company recorded $2,067, $2,625, and $1,716 of aggregate interest expense, inclusive of debt discount and debt issuance cost amortization during the years ended March 31, 2018, 2017, and 2016, respectively.

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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2018, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $7,559 due to the increase of the Company's stock price from $0.94 at March 31, 2017 to $2.01 at March 31, 2018 partially offset by the settling of $10,300 of the underlying debt instruments which resulted in the loss on extinguishment of $1,785 .
During the year ended March 31, 2017, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $475 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2017 from $0.99 to $0.94. No gain or loss from change in fair value of convertible note embedded derivative liability was recorded during the years ended March 31, 2016 due to the transaction giving rise to these liabilities closed on September 28, 2016.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2018, the Company recorded a loss from change in fair value of warrant liability of $3,208 due to the increase of the Company's stock price from $0.94 at March 31, 2017 to $2.01 at March 31, 2018.
During the year ended March 31, 2017, the Company recorded a gain from change in fair value of warrant liability of $147 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2018 from $0.99 to $0.94. No gain or loss from change in fair value of warrant liability was recorded during the years ended March 31, 2016 due to the transaction giving rise to these liabilities closed on September 28, 2016.
Loss on Extinguishment of Debt
During the year ended March 31, 2018, connected with the settlement of a portion of the Notes, the Company recorded a loss on extinguishment of $1,785 which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock. During the year ended March 31, 2017, as part of the payoff of the NAC and SVB debt on September 28, 2016, the Company fully expensed the remainder of the debt discount associated with the NAC debt and debt issuance costs associated with both the SVB and NAC debt to loss on extinguishment of debt of $293.

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

	Year Ended March 31,			Year Ended March 31,			Year Ended March 31,
	2018			2017			2016
	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues	% Change	Dollars	% of Net Revenues
Net revenues	(in thousands)			(in thousands)			(in thousands)
Ignite	74,123	99%	88.9%	39,235	98%	81.8%	21,577	97%
Other	628	1%	(35.4)%	972	2%	44.2%	674	3%
Total net revenues	$74,751	100.0%	85.9%	$40,207	100.0%	80.7%	$22,251	100.0%
Fiscal 2018 Compared to Fiscal 2017
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the year ended March 31, 2018, the main revenue driver for the O&O business was the Ignite service. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. During the years ended March 31, 2018, and 2017 there was a $34,888 or 88.9% increase in year over year Ignite net revenues. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.
Fiscal 2017 Compared to Fiscal 2016
During the year ended March 31, 2017, the main revenue driver for the O&O business was the Ignite service. During the year ended March 31, 2017, there was an increase in year over year Ignite net revenues of $17,658 or 81.8%. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners.

Liquidity and Capital Resources
Selected Financial Information

	Years ended March 31,
	2018	2017
	(in thousands)
Cash	$12,720	$6,149
Restricted cash	331	331

Short-term debt
Short-term debt, net of debt issuance costs of $205 and $0, respectively	1,445	—
Total short-term debt	1,445	—

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,827 and $6,315, respectively	3,873	9,685
Total long-term debt	3,873	9,685

Working capital
Current assets	31,002	17,712
Current liabilities	33,680	16,359
Working capital	$(2,678)	$1,353
Working Capital
Cash and restricted cash totaled approximately $13,051 and approximately $6,480 at March 31, 2018 and March 31, 2017, respectively, an increase of approximately $6,571 or 101.4%. Current assets totaled approximately $39,755 and approximately $23,665 at March 31, 2018 and March 31, 2017, respectively, an increase of approximately $16,090 or 68.0%. As of March 31, 2018 and March 31, 2017, the Company had approximately $17,050 and $10,663, respectively, in accounts receivable, an increase of $6,387 or 59.9%. As of March 31, 2018 and March 31, 2017 the Company's working capital (deficit) was $(2,678) and $1,353, respectively, a decrease of $4,031 or 297.9%. The decrease in working capital was primarily attributable to an increase in accounts payable and other current accrued liabilities of $15,876, offset by an increase in accounts receivable of $6,387, an increase in cash of $6,571.
Our primary sources of liquidity have historically been issuances of common and preferred stock and debt. As of March 31, 2018, we had cash totaling approximately $12,720.
On September 28, 2016, the Company sold to an investment bank as initial purchaser, $16,000 principal amount of Notes for net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by the Company. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital (refer to Note 9 "Debt" for more details).

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime plus 1.25% subject to a 4.00% floor, with the prime rate defined as the prime rate published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments and restrictions on indebtedness, the Credit Agreement requires the Company to comply with certain financial covenants as described in Note 9 - Debt.
With the proceeds resulting from the issuance of the Notes and the entrance into the Credit Agreement, the Company believes that it has sufficient cash and capital resources to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K.
Cash Flow Summary

	Year ended March 31,			Year ended March 31,
	2018	2017	% of Change	2017	2016	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by / (used in) operating activities - continuing operations	7,290	(11,589)	(162.9)%	(11,589)	(11,571)	0.2%
Capital expenditures	(1,992)	(1,418)	40.5%	(1,418)	(1,549)	(8.5)%
Proceeds from sale of cost method investment in Sift	—	999	100.0%	999	—	—%
Net cash proceeds from cost method investment in Sift	—	—	(100.0)%	—	875	100.0%
Warrants exercised	350	—	100.0%	—	—	—%
Cash received from issuance of convertible notes	—	16,000	100.0%	16,000	—	—%
Options exercised	337	11	2,963.6%	11	51	(78.4)%
Stock issued for cash in stock offering, net	—	—	—%	—	12,627	100.0%
Repayment of debt obligations	(1,098)	(11,000)	(90.0)%	(11,000)	(600)	100.0%
Payment of debt issuance costs	(346)	(2,383)	100.0%	—	—	—%
Proceeds from short-term borrowings	2,500	—	—%	—	—	100.0%
Effect of exchange rate changes on cash	(4)	(119)	100.0%	(119)	(173)	(31.2)%
Operating Activities
During the year ended March 31, 2018 and March 31, 2017, the Company's net cash provided by (used in) operating activities was $7,290 and $(11,589), respectively, an increase of $18,879 or 162.9%. The increase in net cash provided by operating activities is primarily attributable to the decrease in net loss from continuing operations over the years ended March 31, 2018 and 2017, amounting to $19,697 and $19,138, respectively, a decrease of $559 or 2.9%, offset by other non-cash expenses and changes in working capital accounts.
During the year ended March 31, 2018, net cash provided by operating activities from continuing operations was $7,290, resulting from a net loss of $19,697 offset by net non-cash expenses of $19,507, which included depreciation and amortization, stock-based compensation, amortization of debt discounts and issuance costs, change in the allowance for doubtful accounts, change in the fair value of warrant and embedded derivative liabilities, and loss on the extinguishment of debt of approximately $2,660, $2,978, $1,018, $299, $10,767, and $1,785, respectively. Depreciation and amortization expense decreased $54 during fiscal 2018 compared to fiscal 2017, due primarily to certain intangible assets being fully amortized in the year ended March 31, 2017. Net cash used in operating activities during fiscal 2018 was positively impacted by the change in net working capital accounts as of March 31, 2018 compared to March 31, 2017, with a net increase over the comparative periods in liabilities of $15,131, and a decrease in assets of approximately $7,651.
During the year ended March 31, 2017, net cash used in operating activities from continuing operations was $11,589, resulting from a net loss of $19,138 offset by net non-cash expenses of $8,098, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, change in the allowance for doubtful accounts, change in accrued interest, change in the fair value of warrant and embedded derivative liabilities, loss on the extinguishment of debt and impairment of intangible assets of approximately $2,606, $3,362, $398, $1,256, $48, $36, $(622), $293, and $757, respectively. Net cash used in operating activities during fiscal 2016 was negatively impacted by the change in net working capital accounts as of March 31, 2017 compared to March 31, 2016, with an increase over the comparative periods in accounts payable of approximately $4,434, offset by an increase in accounts receivable of approximately $3,882 and a decrease in other current liabilities of $1,323.
During the year ended March 31, 2016, net cash used in operating activities from continuing operations was $11,571, resulting from a net loss of $24,492, offset by net non-cash expenses of $14,093, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, a decrease in the allowance for doubtful accounts, and an increase in accrued interest of approximately $7,873, $5,095, $867, $470, $(495), $12, and $283 respectively. Net cash used in operating activities during fiscal 2016 was minimally impacted by the change in net working capital accounts as of March 31, 2016 and March 31, 2015.
Investing Activities
During the year ended March 31, 2018, cash used in investing activities was approximately $1,992, which includes capital expenditures of $1,992 comprised mostly of internally-developed software.
During the year ended March 31, 2017, cash used in investing activities was approximately $419, which includes capital expenditures of $1,418 comprised mostly of internally-developed software, offset by proceeds from sale of cost method investment in Sift of $999.
During the year ended March 31, 2016, cash used in investing activities was approximately $674, which includes capital expenditures of $1,549, offset by net cash proceeds from cost method investment in Sift of $875.
Financing Activities
During the year ended March 31, 2018, cash provided by financing activities was approximately $1,743, which is primarily attributable to cash proceeds from short-term borrowings of $2,500, offset by the repayment of debt obligations of approximately $1,098, and the payment of debt issuance costs of $346. Furthermore, proceeds received from the exercise of stock options and warrants of approximately $337 and $350, respectively.
During the year ended March 31, 2017, cash provided by financing activities was approximately $2,628, which is primarily attributable to cash received from issuance of the Notes of $16,000 and proceeds received from the exercise of stock options of approximately $11, offset by repayment of debt obligations and payment of debt issuance costs of approximately $11,000 and $2,383, respectively.
During the year ended March 31, 2016, cash provided in financing activities was approximately $12,078, which is primarily attributable to stock issued for cash in stock offering of $12,627 and proceeds received from the exercise of stock options of approximately $51, offset by repayment of debt obligations of approximately $600
Off-Balance Sheet Arrangements
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2018:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3 to 5 Years	More Than 5 Years
Convertible notes (a)	5,700	—	5,700	—	—
Operating leases (b)	6,305	1,177	2,333	1,763	1,032
Employment agreements and other obligations (c)	1,700	700	1,000	—	—
Interest and bank fees	1,403	590	813	—	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	15,108	2,467	9,846	1,763	1,032

(a)	Convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased or redeemed within their terms prior to such date

(b)	Consists of operating leases for our office facilities

(c)	Consists of various employment agreements and severance agreements

(d)
We have approximately $948 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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

Revenue Recognition
Advertising
Advertising revenues are generated via direct CPI, CPP, or CPA arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s mobile application management software, Ignite.
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
Additionally, the Company may receive direct payment arrangements from carriers for direct access to the Ignite platform on handsets deployed on their network. These per device license fees are paid directly to the Company by the carrier for an installed base at a point in time, usually monthly, as designated in each arrangement. These fees are recognized gross at the point in time when the devices are measured.
Initial indications surrounding the adoption of ASC 606 do not indicate that there will be a material impact on the consolidated financial position, however the Company is currently reviewing the impact of the capitalization of costs to obtain a contract as defined in ASC 606, and a final determination regarding the impact has not yet been made. The Company currently plans to adopt under the modified retrospective method, however, a final decision regarding the adoption method has not been made at this time.

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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2018, one major customers represented 28.3% of the Company's net accounts receivable balance. As of March 31, 2017, thee major customers represented 17.8%, 16.2%, and 10.7% of the Company's net accounts receivable balance, respectively.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the year ended March 31, 2018, Oath Inc., an Advertising customer, represented 23.5% of our revenue, and Machine Zone Inc., an Advertising customer, represented 16.1% of our revenue. During the year ended March 31, 2017, Oath Inc., an Advertising customer, represented 21.9% of our revenue, and Jam City, Inc., an Advertising customer, represented 26.1% of our revenue. During the year ended March 31, 2016, no single customer represented greater than 10% of our revenue.

The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the years ended March 31, 2018 and 2017, Verizon Wireless, a carrier partner, generated 51.5%% and 61.1% of our net revenues, respectively; while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 34.3% and 17.6% of our net revenue, respectively. During the year ended March 31, 2016, Verizon Wireless, generated 87.4% of our net revenues.
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
In the year ended March 31, 2018 the Company determined that there was an impairment of goodwill related to the divestiture of its A&P and Content business lines, see Note 8 "Goodwill", no impairment was recorded against the Company's continuing operations . In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. In the year ended March 31, 2017 the Company determined that there was no indicators of impairment of goodwill.
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
None.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	66

Consolidated Financial Statements:
Consolidated Balance Sheets	68
Consolidated Statements of Operations and Comprehensive Loss	69
Consolidated Statements of Stockholders' Equity	70
Consolidated Statements of Cash Flows	71
Notes to Consolidated Financial Statements	72
The supplementary financial information required by this Item 8 is set forth in Note 20 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 12, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SingerLewak LLP
We have served as the Company's auditor since 2009.

Los Angeles, California
June 12, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Digital Turbine, Inc. and Subsidiaries' (collectively, the “Company”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and our report dated June 12, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ SingerLewak LLP
Los Angeles, California
June 12, 2018

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash	$12,720	$6,149
Restricted cash	331	331
Accounts receivable, net of allowances of $512 and $228, respectively	17,050	10,663
Deposits	151	121
Prepaid expenses and other current assets	750	448
Current assets held for disposal	8,753	5,953
Total current assets	39,755	23,665
Property and equipment, net	2,757	2,006
Deferred tax assets	596	352
Intangible assets, net	1,231	2,647
Goodwill	42,268	42,268
Long-lived assets held for disposal	—	36,642
TOTAL ASSETS	$86,607	$107,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,895	$11,787
Accrued license fees and revenue share	8,232	3,011
Accrued compensation	2,966	520
Short-term debt, net of debt issuance costs of $205 and $0, respectively	1,445	—
Other current liabilities	1,142	1,041
Current liabilities held for disposal	12,726	14,415
Total current liabilities	46,406	30,774
Convertible notes, net of debt issuance costs and discounts of $1,827 and $6,315, respectively	3,873	9,685
Convertible note embedded derivative liability	4,676	3,218
Warrant liability	3,980	1,076
Other non-current liabilities	—	697
Long-term liabilities held for disposal	—	85
Total liabilities	58,935	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018; 67,329,262 issued and 66,594,807 outstanding at March 31, 2017	10	8
Additional paid-in capital	318,066	299,580
Treasury stock (754,599 shares at March 31, 2018 and March 31, 2017)	(71)	(71)
Accumulated other comprehensive loss	(325)	(321)
Accumulated deficit	(290,108)	(237,251)
Total stockholders' equity	27,672	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,607	$107,580
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years ended March 31,
	2018	2017	2016
Net revenues	$74,751	$40,207	$22,251
Cost of revenues
License fees and revenue share	47,967	26,374	13,314
Other direct cost of revenues	1,729	2,575	7,477
Total cost of revenues	49,696	28,949	20,791
Gross profit	25,055	11,258	1,460
Operating expenses
Product development	9,653	9,283	4,883
Sales and marketing	6,087	4,180	2,908
General and administrative	15,124	14,766	16,203
Total operating expenses	30,864	28,229	23,994
Loss from operations	(5,809)	(16,971)	(22,534)
Interest and other expense, net
Interest expense, net	(2,067)	(2,625)	(1,716)
Foreign exchange transaction loss	(148)	(26)	(24)
Change in fair value of convertible note embedded derivative liability	(7,559)	475	—
Change in fair value of warrant liability	(3,208)	147	—
Loss on extinguishment of debt	(1,785)	(293)	—
Other income / (expense)	(72)	11	(4)
Total interest and other expense, net	(14,839)	(2,311)	(1,744)
Loss from operations before income taxes	(20,648)	(19,282)	(24,278)
Income tax provision / (benefit)	(951)	(144)	214
Net loss from operations, net of taxes	(19,697)	(19,138)	(24,492)
Discontinued operations, net of taxes
Net loss from operations of discontinued components	(33,160)	(5,126)	(3,540)
Net loss from discontinued operations, net of taxes	(33,160)	(5,126)	(3,540)
Net loss	(52,857)	(24,264)	(28,032)
Other comprehensive loss
Foreign currency translation adjustment	(4)	(119)	(150)
Comprehensive loss	$(52,861)	$(24,383)	$(28,182)
Basic and diluted net loss per common share	$(0.75)	$(0.36)	$(0.46)
Continuing operations	(0.28)	(0.29)	(0.40)
Discontinued operations	(0.47)	(0.07)	(0.06)
Net loss	(0.75)	(0.36)	(0.46)
Weighted-average common shares outstanding, basic and diluted	70,263	66,511	61,763
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2015	57,162,967	$7	100,000	$100	754,599	$(71)	$276,500	$(52)	$(184,955)	$91,529
Net loss									(28,032)	(28,032)
Foreign currency translation								(150)		(150)
Cancellation of shares issued to employees	(454,164)									—
Stock-based compensation							5,096			5,096
Stock-based compensation related to vesting of restricted stock for services	233,928						867			867
Options exercised	66,682						51			51
Cashless exercise of a warrant	452,974									—
Cancellation of shares held in escrow related to Appia acquisition	(10,874)									—
Stock issued for settlement of liability	117,000						283			283
Shares cancelled	(23,907)									—
Stock issued for cash in stock offering	8,740,000	$1					12,626			12,627
Balance at March 31, 2016	66,284,606	8	100,000	100	754,599	(71)	295,423	(202)	(212,987)	$82,271
Net loss									(24,264)	(24,264)
Foreign currency translation								(119)		(119)
Stock-based compensation	331,363						3,748			3,748
Compensation related to restricted shares and warrants issued for services rendered							408			408
Options exercised	18,383						11			11
Shares cancelled	(39,545)						(10)			(10)
Balance at March 31, 2017	66,594,807	8	100,000	100	754,599	(71)	299,580	(321)	(237,251)	$62,045
Net loss									(52,857)	(52,857)
Foreign currency translation								(4)		(4)
Warrants issued for services rendered							28			28
Stock-based compensation	265,137						3,138			3,138
Options exercised	358,281						338			338
Cashless exercise of a warrant	9,552									—
Stock issued for the conversion of convertible notes	8,624,445	2					14,632			14,634
Stock issued for the conversion of warrants	256,600						350			350
Balance at March 31, 2018	76,108,822	$10	100,000	$100	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	(19,697)	(19,138)	(24,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,660	2,606	7,873
Change in allowance for doubtful accounts	299	48	(495)
Amortization of debt discount and debt issuance costs	1,018	1,256	470
Stock-based compensation	2,655	3,362	5,095
Stock-based compensation for services rendered	323	398	867
Change in fair value of convertible note embedded derivative liability	7,559	(475)	—
Change in fair value of warrant liability	3,208	(147)	—
Loss on extinguishment of debt	1,785	293	—
Impairment of intangible assets	—	757	—
Stock issued for settlement of liability	—	—	283
(Increase) / decrease in assets:
Restricted cash transferred from operating cash	—	(331)	200
Accounts receivable	(7,071)	(3,882)	(5,097)
Deposits	(30)	23	(35)
Deferred tax assets	(244)	148	(418)
Prepaid expenses and other current assets	(306)	81	(21)
Increase / (decrease) in liabilities:
Accounts payable	8,108	4,434	3,380
Accrued license fees and revenue share	5,221	(4)	2,713
Accrued compensation	2,445	385	(1,100)
Accrued interest	(26)	36	12
Other current liabilities	78	(1,323)	(806)
Other non-current liabilities	(695)	(116)	—
Net cash provided by / (used in) operating activities - continuing operations	7,290	(11,589)	(11,571)
Net cash provided by / (used in) operating activities - discontinued operations	(324)	4,594	4,502
Net cash provided by (used in) operating activities	6,966	(6,995)	(7,069)

Cash flows from investing activities
Capital expenditures	(1,992)	(1,418)	(1,549)
Proceeds from sale of cost method investment in Sift	—	999	—
Net cash proceeds from cost method investment in Sift	—	—	875
Net cash provided by / (used in) investing activities - continuing operations	(1,992)	(419)	(674)
Net cash provided by / (used in) investing activities - discontinued operations	(142)	(177)	—
Net cash used in investing activities	(2,134)	(596)	(674)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	16,000	—
Proceeds from short-term borrowings	2,500	—	—
Payment of debt issuance costs	(346)	(2,383)	—
Options exercised	337	11	51
Warrants exercised	350	—	—
Repayment of debt obligations	(1,098)	(11,000)	(600)
Stock issued for cash in stock offering, net	—	—	12,627
Net cash provided by financing activities	1,743	2,628	12,078

Effect of exchange rate changes on cash	(4)	(119)	(173)

Net change in cash	6,571	(5,082)	4,162

Cash, beginning of period	6,149	11,231	7,069

Cash, end of period	$12,720	$6,149	$11,231

Supplemental disclosure of cash flow information

Interest paid	$1,071	$1,406	$1,101

Supplemental disclosure of non-cash financing activities

Common stock of the Company issued for extinguishment of debt	$14,632	$—	$—
Cashless exercise of warrants to purchase common stock of the Company	$10	$—	$566
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
Our primary sources of liquidity have historically been issuance of common and preferred stock and debt. As of March 31, 2018, we had cash, including restricted cash, totaling approximately $13,051.
On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay approximately $11,000 of secured indebtedness, consisting of approximately $3,000 to Silicon Valley Bank ("SVB") and $8,000 to North Atlantic Capital ("NAC"), retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital. Refer to Note 9 "Debt" for more details.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. Refer to Note 9 "Debt" for more details.
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
During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the FY19 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year over year revenue and gross margin increases, coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors that the Company has sufficient cash and capital resources to continue to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K.
In view of the matters described in the preceding paragraphs, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue its existence.

3.    Discontinued Operations
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney will no longer be employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that is will exit the segment of the business previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction is subject to closing conditions and is expected to be completed in June 2018. With the sale of these assets, the Company has determined that is will exit the segment of the business previously referred to as the A&P business.
These dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus. Additionally, the Company expects to be able to generate additional cash via the announced transactions that can be re-invested into key O&O growth initiatives.
The following table summarizes the financial results of our discontinued operations for all periods presented herein:

Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)

	Year ended March 31,
	2018	2017	2016
Net revenues	48,877	51,346	64,290
Total cost of revenues	42,950	49,241	55,931
Gross profit	5,927	2,105	8,359
Product development	2,194	2,752	6,100
Sales and marketing	1,444	2,357	3,158
General and administrative	1,835	2,045	2,502
Income / (loss) from operations	454	(5,049)	(3,401)
Loss on impairment of goodwill	(34,045)	—	—
Interest and other income (expense), net	431	(77)	(139)
Loss from discontinued operations before income taxes	(33,160)	(5,126)	(3,540)
Income tax provision	—	—	—
Net loss from discontinued operations, net of taxes	(33,160)	(5,126)	(3,540)
Foreign currency translation adjustment	—	—	—
Comprehensive loss	(33,160)	(5,126)	(3,540)
Basic and diluted net loss per common share	$(0.47)	$(0.07)	$(0.06)
Weighted-average common shares outstanding, basic and diluted	70,263	66,511	61,763

Notes on the impairment of goodwill for discontinued operations
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. In connection with the planned sale of the Content reporting unit and the A&P business within the Advertising reporting segment, we performed a full analysis of the carrying value of the associated goodwill. Since the impairment assessment concluded, based on the future cash flows of the businesses, that it is more likely than not that the fair value is less than its carrying value, we performed the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. The carrying value of the net assets assigned to the afore mentioned reporting units exceeded the fair value of the reporting units, therefore the associated goodwill was impaired. The impairment recorded above represents the results of this assessment.
Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2018, the Company recorded an impairment of approximately $34,045 at March 31, 2018.
Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	As of March 31,
	2018	2017
Assets held for disposal
Accounts receivable, net of allowances of $578 and $369, respectively	8,013	5,891
Property and equipment, net	377	—
Goodwill	309	—
Prepaid expenses and other current assets	54	62
Current assets held for disposal	8,753	5,953
Property and equipment, net	—	371
Intangible assets, net	—	1,918
Goodwill	—	34,353
Long-lived assets held for disposal	—	36,642
Total assets held for disposal	8,753	42,595

Liabilities held for disposal
Accounts payable	8,789	8,081
Accrued license fees and revenue share	3,059	5,518
Accrued compensation	529	553
Other current liabilities	349	263
Current liabilities held for disposal	12,726	14,415
Other non-current liabilities	—	85
Long-term liabilities held for disposal	—	85
Total liabilities held for disposal	12,726	14,500

Assets and liabilities held for disposal as of March 31, 2018 are classified as current since we expect the dispositions to be completed within one year. In the prior year, the assets and liabilities held for disposal are classified separately as current or non-current because the non-current assets and liabilities do not meet the criteria for current classification as of March 31, 2017.

The following table provides reconciling cash flow information for our discontinued operations:

	Year ended March 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	(33,160)	(5,126)	(3,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,037	5,564	3,101
Change in allowance for doubtful accounts	194	85	261
Stock-based compensation	189	386	—
Impairment of intangible assets	1,065	—	—
Impairment of goodwill	34,045	—	—
(Increase) / decrease in assets:
Accounts receivable	(1,928)	4,715	(14)
Deposits	—	69	(69)
Prepaid expenses and other current assets	8	(8)	78
Increase / (decrease) in liabilities:
Accounts payable	708	134	3,928
Accrued license fees and revenue share	(2,459)	(1,089)	76
Accrued compensation	(24)	(665)	269
Other current liabilities	25	444	412
Other non-current liabilities	(24)	85	—
Cash provided by / (used in) operating activities	(324)	4,594	4,502

Cash flows from investing activities
Capital expenditures	(142)	(177)	—
Cash used in investing activities	(142)	(177)	—

Cash provided by / (used in) discontinued operations	(466)	4,417	4,502

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
Revenue Recognition
Advertising
Advertising revenues are generated via direct CPI, CPP, or CPA arrangements with application developers, or indirect CPI, CPP or CPA arrangements through advertising aggregators (ad networks). Transactions are processed by the Company’s mobile application management software, Ignite. The Company recognizes advertising related revenue when it has persuasive evidence of an arrangement, delivery of has occurred or services have been performed, the price is fixed or determinable, and collectability is reasonably assured.

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

•
Through our Ignite software, we provide application installation and management as well as detailed reporting to advertisers and carriers. We are responsible for billing the advertisers, and for reporting revenues and revenue share to the carriers;

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

In certain instances the carrier may enter directly into a CPI, CPP or CPA arrangement with a developer, where the installation will be made using the Company’s Ignite software services. In these instances, the Company receives a share of the carrier’s revenue, which is recognized on a net basis.
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
Additionally, the Company may receive direct payment arrangements from carriers for direct access to the Ignite platform on handsets deployed on their network. These per device license fees are paid directly to the Company by the carrier for an installed base at a point in time, usually monthly, as designated in each arrangement. These fees are recognized gross at the point in time when the devices are measured.
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

Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of March 31, 2018 and March 31, 2017, the Company had $331 and $331, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease.
Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.
Deposits
As of March 31, 2018, the Company had deposits of $151 comprised of facility and equipment lease deposits, as compared to $121 as of March 31, 2017.
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
Changes in the inputs into these valuation models have a significant impact on the estimated fair value of the convertible note embedded derivative liability and warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liabilities. The change in the fair value of the convertible note embedded derivative liability and warrant liability are primarily related to the change in price of the Company's underlying common stock and are reflected in the consolidated statements of operations and comprehensive loss as "Change in fair value of convertible note embedded derivative liability” and "Change in fair value of warrant liability." Refer to Note 10 "Fair Value Measurements" for more details.

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
See Note 10, "Fair Value Measurements," of this report for a description of our embedded derivatives related to the Notes and information on the valuation model used to calculate the fair value of the embedded derivatives, otherwise called the convertible note embedded derivative liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the convertible note embedded derivative liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. Change in the fair value of the liability is primarily attributable to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
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
See Note 10, "Fair Value Measurements," of this report for a description of our warrant liability and information on the valuation model used to calculate the fair value of the warrant liability. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liability. The change in the fair value of the liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”
Debt Issuance Costs
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Refer to Note 9 "Debt" for more details.

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
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For fiscal 2018, 2017, and 2016 the Company capitalized software development costs in the amount of $1,641, $1,387, and $1,263.
Product Development Costs
The Company charges costs related to research, design and development and deployment of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.
Advertising Expenses
The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was $83, $263, and $396 in the years ended March 31, 2018, 2017, and 2016, respectively.
Fair Value of Financial Instruments
As of March 31, 2018 and 2017, the carrying value of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $4, $119, and $150 in the years ended March 31, 2018, 2017, and 2016 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2018, one major customer represented 28.3% of the Company's net accounts receivable balance. As of March 31, 2017, three major customers represented 17.8%, 16.2%, and 10.7% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the years ended March 31, 2018, two major customers represented 23.5%, and 16.1% of our consolidated net revenue, respectively. During the year ended March 31, 2017 three major customers represented 26.1%, 21.9%, and 15.9% of our consolidated net revenues. During the year ended March 31, 2016, no single customer represented greater than 10% of our revenue.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 3 to 5 years for other assets.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2018.
In the fiscal year ended March 31, 2017, the Company determined that there was an impairment of intangible assets of $757 related to the XYO developed technology being fully impaired. The impairment is detailed in Note 7 "Intangible Assets" to our consolidated financial statements under Item 8 of this Annual Report.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years. In 2016 and 2017, the FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, during the quarter ended June 30, 2018.  Initial indications surrounding the adoption of ASC 606 do not indicate that there will be a material impact on the consolidated financial position, however the Company is currently reviewing the impact of the capitalization of costs to obtain a contract as defined in ASC 606, and a final determination regarding the impact has not yet been made. The Company currently plans to adopt under the modified retrospective method, however, a final decision regarding the adoption method has not been made at this time.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

5.    Accounts Receivable

	March 31, 2018	March 31, 2017
Billed	$9,172	$6,582
Unbilled	8,390	4,309
Allowance for doubtful accounts	(512)	(228)
Accounts receivable, net	$17,050	$10,663
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of March 31, 2018 are expected to be billed and collected within twelve months.
The Company recorded $530, $294, and $142 of bad debt expense during the years ended March 31, 2018, 2017, and 2016 respectively.
6.    Property and Equipment

	March 31, 2018	March 31, 2017
Computer-related equipment	$5,464	$3,621
Furniture and fixtures	115	112
Leasehold improvements	166	12
	5,745	3,745
Accumulated depreciation	(2,988)	(1,739)
Property and equipment, net	$2,757	$2,006
Depreciation expense for the years ended March 31, 2018, 2017, and 2016 was $1,244, $875, and $396, respectively.
During the years ended March 31, 2018 and 2017, depreciation expense includes $931 and $867 respectively, related to internal use assets included in General and Administrative Expense and $313 and $8, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense in the prior year comparative periods related exclusively to internal use assets and is included in General and Administrative Expense. During the year ended March 31, 2016, all depreciation expense related to internal use assets and included entirely in General and Administrative Expense.
7.    Intangible Assets
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
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. During the fiscal year ended March 31, 2018, 2017, and 2016, we determined that there were no indicators of impairment related to the Company's continuing operations.

The components of intangible assets as at March 31, 2018 and 2017 were as follows:

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,595)	$1,231
Total	$5,826	$(4,595)	$1,231

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Software	$6,644	$(3,997)	$2,647
Total	$6,644	$(3,997)	$2,647
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues.
During the years ended March 31, 2018, 2017, and 2016, the Company recorded amortization expense in the amount of $1,416, $1,731, and $7,477, respectively.
Based on the amortizable intangible assets as of March 31, 2018, we estimate amortization expense for the next five years to be as follows:

For the Year Ending March 31,	Amortization Expense
2019	$1,231
Thereafter	—
Total	$1,231

The Company has no further amortization expense beyond fiscal 2019.

Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2015	19,967
Amortization of intangibles	(7,477)
Balance as of March 31, 2016	12,490
Amortization of intangibles	(7,087)
Intangible asset write-off	(2,756)
Balance as of March 31, 2017	2,647
Amortization of intangibles	(1,416)
Balance as of March 31, 2018	$1,231

8.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	O&O	Total
Goodwill as of March 31, 2015	$42,268	$42,268
Adjustments	—	—
Goodwill as of March 31, 2016	$42,268	$42,268
Adjustments	—	—
Goodwill as of March 31, 2017	42,268	42,268
Adjustments	—	—
Goodwill as of March 31, 2018	$42,268	$42,268
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2018 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the analysis performed for fiscal 2018 all continuing operations, which is comprised entirely of the O&O reporting unit, have an estimated fair value in excess of the carrying value of the associated goodwill. The estimated fair value exceeded the carrying value by greater than 10%.
In the years ended March 31, 2017 and 2016, the Company determined there was no impairment to goodwill.

9.    Debt

	March 31, 2018	March 31, 2017
Short-term debt
Short-term debt, net of debt issuance costs of $205 and $0, respectively	1,445	—

	March 31, 2018	March 31, 2017
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,827 and $6,315, respectively	$3,873	$9,685
Convertible Notes
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 10 "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 10 "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 10 "Fair Value Measurements for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the remainder of fiscal 2017, the Company further incurred $234 in costs directly associated with the issuance of the Notes, for the preparation and filing of the registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value at $16,000. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
During the year ended March 31, 2018, holders of $10,300 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $2,591 and $1,019, respectively, was extinguished for a net debt extinguishment of $6,690. In total, 8,624,445 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $14,238 to additional paid in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $1,785 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates. See Note 10 "Fair Value Measurements" for more information.
As of March 31, 2018, the outstanding principal on the Notes was $5,700, the unamortized debt issuance costs and debt discount in aggregate was $1,827, and the net carrying amount of the Notes was $3,873, which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $1,018 and $1,256 of aggregate debt discount and debt issuance cost amortization during the years ended March 31, 2018, and 2017, respectively.

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

Subject to limited exceptions, the Indenture prohibits us from incurring additional indebtedness at any time while the Notes remain outstanding. In connection with the Bridge Bank credit facility, we received consents from the requisite holders to incur up to $5 million of secured debt.
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
The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders. However, as a result of the modification of our indenture for the Notes and related modification of the warrant agreement in connection with soliciting consent for incurrence of our May 2017 Bridge Bank credit facility, the January 2017 stockholder approval no longer applies and we would need to receive a new stockholder approval in order to issue the full amount of shares of our stock that could ultimately be issuable under the indenture for the Notes and the warrant agreement. We are required to seek such stockholder approval.
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
On July 15, 2016, prior to the payoff of the $8,000 debt with NAC, DTM and NAC entered into a Fourth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay NAC the amount of $75 as consideration to extend the warrant vesting date (the "Retirement Date") to August 29, 2016.
On August 12, 2016, prior to the payoff of the $3,000 debt with SVB, DTM and SVB entered into a Letter Agreement modifying amending the Third Amended and Restated Loan and Security Agreement dated June 11, 2015, whereby the Company agreed to pay SVB the amount of $15 as consideration to extend the maturity date of the debt to September 28, 2016.
On August 26, 2016, prior to the payoff of the $8,000 debt with NAC, DTM and NAC entered into a Fifth Amendment to Common Stock Purchase Warrant dated March 6, 2015, where DTM agreed to pay NAC the amount of $50 as consideration to extend the Retirement Date to September 28, 2016.

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
As of March 31, 2018, the Company was in compliance with the covenants of the Credit Agreement.
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
At March 31, 2018, the gross outstanding principle on the Credit Agreement was $1,650 which is presented, net of capitalized debt issuance costs of $205, as net secured short-term line of credit of $1,445.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 during the current fiscal year, and the Notes and the NAC subordinated debenture which was retired in full on September 28, 2016 during the prior fiscal year, the Company recorded $1,049 and $1,369 of interest expense during the years ended March 31, 2018, and 2017 respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraph above, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of$1,018 recorded during the year ended March 31, 2018 and the $1,256 recorded during the year ended March 31, 2017, the Company recorded $2,067 and $2,625 of total interest expense for the years ended March 31, 2018, and 2017, respectively.

10.    Fair Value Measurements
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original debt discount amounting to $4,916. The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 9 "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of March 31, 2018, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,676	$4,676
Warrant liability	$—	$—	$3,980	$3,980
Total	$—	$—	$8,656	$8,656

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,218	$3,218
Warrant liability	$—	$—	$1,076	$1,076
Total	$—	$—	$4,294	$4,294
Convertible Note Embedded Derivative Liability
On September 28, 2016, the Company sold to an investment bank (the "Initial Purchaser"), 16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date. We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features meet the definition of embedded derivatives and require bifurcation and accounting at fair value.
During fiscal year 2018, holders of $10,300 of the Notes, respectively, elected to convert such Notes. At March 31, 2018, aggregate principal amount of $5,700 remained outstanding and is reflected on the balance sheet, net of debt issuance costs and discounts of $1,827, in the amount of $3,873. Refer to Note 9 "Debt - Convertible Notes" and Note 12 "Capital Stock Transactions" for more details.
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$3,218
Change in fair value of convertible note embedded derivative liability	7,559
Derecognition on extinguishment or conversion	(6,101)
Balance at March 31, 2018	$4,676

Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively.
Due to the Company's closing stock price increasing from March 31, 2017 to March 31, 2018 from $0.94 to $2.01, the Company recorded a loss of $7,559 during the year ended March 31, 2018.
Due to the Company's closing stock price decreasing from the inception of the Notes on September 28, 2016 to March 31, 2017 from $0.99 to $0.94, the Company recorded a gain of $475 during the year ended March 31, 2017.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

March 31, 2018
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$2.01
Expected term	2.50 years
Risk-free rate (1)	2.30%
Assumed early conversion/exercise price (per share)	$2.73
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2017	$1,076
Change in fair value of warrant liability	$3,208
Derecognition on exercise	$(304)
Balance at March 31, 2018	$3,980
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively.
Due to the Company's closing stock price increasing from March 31, 2017 to March 31, 2018 from $0.94 to $2.01, the Company recorded a loss of $3,208 during the year ended March 31, 2018.

Due to the Company's closing stock price decreasing from the inception of the Notes on September 28, 2016 to March 31, 2017 from $0.99 to $0.94, the Company recorded a gain of $147 during the year ended March 31, 2017.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

March 31, 2018
Stock price volatility	70%
Probability of change in control	1.75%
Stock price (per share)	$2.01
Expected term	2.50 years
Risk-free rate (1)	2.30%
Assumed early conversion/exercise price (per share)	$2.73
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

11.    Description of Stock Plans
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 9,135,513 and 9,665,123 remained available for future grants as of March 31, 2018 and 2017, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,963,378, 1,698,906, and 265,138, respectively.
Stock Option Agreements
Stock options granted under the Company’s Incentive Plans typically vest over a three to four years period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant.

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2016	7,824,395	3.61	8.24	110
Granted	4,271,523	0.82
Forfeited / Canceled	(2,378,523)	2.90
Exercised	18,383	0.64
Options Outstanding, March 31, 2017	9,735,778	2.56	7.95	801
Granted	1,963,378	1.53
Forfeited / Canceled	(1,698,906)	4.40
Exercised	(258,281)	1.04
Options Outstanding, March 31, 2018	9,741,969	2.08	7.82	6,286
Vested and expected to vest (net of estimated forfeitures) at March 31, 2018 (a)	8,031,223	2.28	7.59	4,740
Exercisable, March 31, 2018	4,729,348	3.05	6.81	1,800
(a)For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2018 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2018. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.
Information about options outstanding and exercisable at March 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	1.99	7,652	$0.24
$0.51 - 1.00	3,142,319	0.73	8.61	593,935	0.72
$1.01 - 1.50	2,782,291	1.27	8.26	1,317,935	1.30
$1.51 - 2.00	444,333	1.55	8.70	177,618	1.52
$2.01 - 2.50	716,822	2.22	9.55	93,456	2.42
$2.51 - 3.00	853,200	2.61	6.34	787,451	2.62
$3.51 - 4.00	765,300	3.96	6.53	765,300	3.96
$4.01 - 4.50	661,500	4.15	6.59	622,251	4.15
$4.51 - 5.00	60,000	4.65	4.99	60,000	4.65
$5.01 and over	310,000	$12.48	1.22	303,750	$12.62
	9,741,969			4,729,348
Other information pertaining to stock options for the Stock Plans is as follows:

	Year Ended March 31,
	2018	2017	2016
Total fair value of options vested	$3,335	$3,519	$5,288
Total intrinsic value of options exercised (a)	$202	$10	$3

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

During the years ended March 31, 2018, 2017, and 2016, the Company granted options to purchase 1,963,378, 4,271,523, and 3,959,150 shares of its common stock, respectively, to employees with weighted-average grant-date fair value of $0.94, $0.82, and $1.60 respectively.
At March 31, 2018, 2017, and 2016, there was $2,353, $5,038, and $9,377 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.2 years, 2.2 years, and 2.6 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, Digital Turbine Inc. typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal 2018, 2017, and 2016 are presented below.

Year Ended March 31,
	2018	2017	2016
Risk-free interest rate	1.77% to 2.73%	1.34% to 2.38%	1.37% to 2.27%
Expected life of the options	5.65 to 9.84 years	5.69 to 9.84 years	5.73 to 10 years
Expected volatility	66% to 73%	73% to 130%	78% to 145%
Expected dividend yield	—%	—%	—%
Expected forfeitures	28-29%	10% to 35%	10% to 35%
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
Total stock compensation expense for the Company’s equity plans, which includes both stock options, restricted stock, and warrants issued is included in the following statements of operations components. See Note 12 "Capital Stock Transactions" regarding restricted stock.

	Year Ended March 31,
	2018	2017	2016
Product development	$—	$—	$—
Sales and marketing	—	—	—
General and administrative	2,978	3,760	5,962
Total	$2,978	$3,760	$5,962

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
Common Stock and Warrants
For the years ended March 31, 2018 and 2017, the Company issued 258,281 and 18,383 shares, respectively, of common stock for the exercise of employee options.

For the years ended March 31, 2018 and 2017, the Company issued 100,000 and no shares, respectively, of common stock for the exercise of options granted for services rendered.
For the years ended March 31, 2018 and 2017, the Company issued 8,624,445 and no shares, respectively, of common stock to the holders of those Notes in exchange for the extinguishment of the Notes. Refer to Note 9 "Debt" and Note 10 "Fair Value Measurements" for more details.
In September 2016, in connection with the issuance of the Notes, the Company issued 250,000 and 4,105,600 warrants to the initial purchaser and holders of the Notes, respectively. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Refer to Note 10 "Fair Value Measurements" and Note 9 "Debt" for more details.
For the years ended March 31, 2018 and 2017, the Company issued 256,600 and no shares, respectively, of common stock to the holders of these warrants upon exercise.
Additionally, during the years ended March 31, 2018, the Company issued 9,552 shares of common stock in exchange for the cashless exercise of 30,000 previously issued warrants for services rendered.
With respect to warrants for services rendered, the Company expensed $28 during the year ended March 31, 2018, and recorded $19 warrant expense during the year ended March 31, 2017.
The following table provides activity for warrants issued and outstanding during the year ended March 31, 2018:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2017	5,003,813	1.62
Issued	25,000	2.04
Exercised	(286,600)	1.33
Canceled/Expired	(205,356)	3.50
Outstanding as of March 31, 2018	4,536,857	1.56
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
During the years ended March 31, 2018 and 2017, the Company issued 265,138 and 331,363 restricted shares, respectively, to its directors for services. The shares vest over 1 year.
During the years ended March 31, 2018 and 2017, the Company canceled zero and 39,545 restricted shares, respectively, related to the departure of a director prior to the vesting of the shares.
With respect to RSAs, during the years ended March 31, 2018, 2017, and 2016, the Company expensed $294, $398, and $867 related to time condition RSAs, respectively. As of March 31, 2018, 132,569 shares remain unvested.

The following is a summary of restricted stock awards and activities for all vesting conditions for the years ended March 31, 2018 and 2017, respectively, were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2016	110,046	$1.45
Granted	331,363	1.10
Vested	(262,546)	1.23
Cancelled	(39,545)	1.10
Unvested restricted stock outstanding as of March 31, 2017	139,318	1.10
Granted	265,138	1.09
Vested	(271,887)	1.10
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2018	132,569	$1.09
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2018.
At March 31, 2018 and March 31, 2017, there was $97 and $103, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.33 and 0.33 years, respectively.
13.    Net Loss per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the year ended March 31, 2018, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years Ended March 31,
	2018	2017	2016
Net loss from operations, net of taxes	$(19,697)	$(19,138)	$(24,492)
Weighted-average common shares outstanding, basic and diluted	70,263	66,511	61,763
Basic and diluted net loss per common share	$(0.28)	$(0.29)	$(0.40)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	2,572,147	825,675	1,438,355
14.    Employee Benefit Plans
The Company has a qualified contributory retirement plan under section 401(k) of the IRC covering full-time eligible employees. Employees may voluntarily contribute eligible compensation up to the annual IRS limit. During the year ended March 31, 2018, the Company made matching contributions of $172. During the years ended March 31, 2017, and 2016 the Company made no matching contributions.
15.    Related-Party Transactions
On April 29, 2018, Digital Turbine Asia Pacific Pty, Ltd. and Digital Turbine Singapore Pte Ltd. (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney will no longer be employed by the Company or Pay Seller. See Note 21 "Subsequent Events" for more information.

16.    Income Taxes
The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year Ended Years Ended March 31,
	2018	2017	2016
Current U.S. federal	$—	$—	$—
Current state and local	—	17	—
Current non-U.S.	(116)	(24)	270
Total current	(116)	(7)	270
Deferred U.S. federal	—	—	—
Deferred state and local	—	—	—
Deferred non-U.S.	(835)	(137)	(56)
Total deferred	(835)	(137)	(56)
Total income tax provision	$(951)	$(144)	$214
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year Ended Years Ended March 31,
	2018	2017	2016
Statutory federal income taxes	$(5,750)	$(8,545)	$(9,736)
State income taxes, net of federal benefit	—	15	—
Non-deductible expenses	1,355	(350)	821
Rate change	14,830	(88)	(224)
Change in uncertain tax liability	(103)	158	(123)
Change in valuation allowance	(10,528)	8,896	10,106
Return-to-provision adjustments	(755)	(230)	(630)
Income tax provision / (benefit)	$(951)	$(144)	$214
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act.") The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time deemed repatriation transition tax (the “Transition Tax”) on certain earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized; (6) capital expensing; (7) eliminating the deduction on U.S. manufacturing activities; and (8) creating new limitations on deductible interest expense and executive compensation.
The Securities Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have determined that the tax law changes have no effect on the Company’s tax provision in the period ending March 31, 2018 due to the valuation allowance against the

U.S. deferred tax assets. The Company remeasured its U.S. deferred tax assets and liabilities as of March 31, 2018 using the reduced statutory rate of 21%, resulting in a reduction of the U.S. deferred tax assets of $14.8 million, and adjusted the valuation allowance against the U.S. deferred taxes for a net zero impact on the tax provision. Additionally, the Company does not estimate having a liability for the Transition Tax as a result of deficits in earnings and profits of its non-U.S. subsidiaries.
Deferred tax assets and liabilities consist of the following:

	Year Ended Years Ended March 31,
	2018	2017	2016
Deferred income tax assets
Net operating loss carryforward	$25,848	$38,012	$31,840
Stock-based compensation	3,095	3,806	1,965
Credit carryforwards	—	98	129
Other	2,732	1,502	1,469
Gross deferred income tax assets	31,675	43,418	35,403
Valuation allowance	(30,394)	(40,922)	(32,026)
Net deferred income tax assets	$1,281	$2,496	$3,377
Deferred income tax liabilities
Depreciation and amortization	$(680)	$(1,523)	$(754)
Intangibles and goodwill	—	(75)	(1,947)
Convertible Debt	—	(228)	—
Other	(5)	(318)	(175)
Net deferred income tax assets / (liabilities)	$596	$352	$501
As of March 31, 2018, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $92,500, Australia federal tax of approximately $5,000, and Israel federal tax of approximately $4,300. The U.S. federal and state NOLs expire between 2028 and 2037, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% percentage points of the outstanding stock of a company by certain stockholders or public groups.
As of March 31, 2018, realization of a large portion of the Company’s gross deferred tax assets was not considered more likely than not and, accordingly, a valuation allowance of $30,394 has been provided. During the year ended March 31, 2018, the valuation allowance decreased by $10,528. The reduction primarily relates to a $14,830 remeasurement of U.S. deferreds due to the Tax Act, offset by a $4,300 increase against deferred tax assets generated during the year.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Balance at April 1	$941	$783	$905
Additions for tax position of prior years	59	158	—
Reductions for tax positions of prior years	(162)	—	(122)
Balance at March 31	$838	$941	$783
Included in the balances at March 31, 2018, 2017 and 2016 are $838, $941, and $783, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $26 of expense for interest and penalties on uncertain income tax liabilities in its statement of operations for the year ended March 31, 2018. The Company recognized an interest benefit on uncertain income tax liabilities of $52 and $1 in its statement of operations for the years ended March 31, 2017 and 2016, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2014 through 2018.
17.    Segment and Geographic Information
The Company manages its business in one operating and reporting segment: O&O. This one operating segment is the only operating segment in our one reportable segment: Advertising. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segments into one reportable segment. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into one reportable segment allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services.
The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation.
The following table sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2018, 2017, and 2016. Net revenues by geography are based on the billing addresses of our customers.

	Year ended March 31,
	2018	2017	2016
Net revenues
United States and Canada	$40,743	$25,952	$9,215
Europe, Middle East, and Africa	5,691	3,494	12,488
Asia Pacific and China	23,608	9,269	503
Mexico, Central America, and South America	4,709	1,492	45
Consolidated net revenues	$74,751	$40,207	$22,251

Property and equipment, net
United States & Canada	$2,701	$1,916	$1,376
Europe, Middle East, & Africa	41	73	94
Asia Pacific & China	15	17	—
Mexico, Central America, & South America	—	—	—
Consolidated property and equipment, net	$2,757	$2,006	$1,470
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
The following consolidated financial information and condensed consolidated financial information include:
(1) Condensed consolidated balance sheets as of March 31, 2018 and March 31, 2017; consolidated statements of operations and condensed consolidated statements of cash flows for the years ended March 31, 2018, 2017, and 2016; of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the years ended March 31, 2018, 2017, or 2016.

Consolidated Balance Sheet
as of March 31, 2018
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	501	11,800	419	12,720
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $512	—	16,777	273	17,050
Deposits	34	113	4	151
Prepaid expenses and other current assets	330	406	14	750
Current assets held for disposal	—	8,610	143	8,753
Total current assets	1,021	37,881	853	39,755
Property and equipment, net	257	2,485	15	2,757
Deferred tax assets	596	—	—	596
Intangible assets, net	—	1,231	—	1,231
Goodwill	—	41,268	1,000	42,268
TOTAL ASSETS	1,874	82,865	1,868	86,607
INTERCOMPANY
Intercompany payable/receivable, net	117,873	(114,234)	(3,639)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,031	18,841	23	19,895
Accrued license fees and revenue share	—	7,989	243	8,232
Accrued compensation	2,285	661	20	2,966
Short-term debt, net of debt issuance costs and discounts of $205	1,445	—	—	1,445
Other current liabilities	911	231	—	1,142
Current liabilities held for disposal		12,246	480	12,726
Total current liabilities	5,672	39,968	766	46,406
Convertible notes, net of debt issuance costs and discounts of $1,827	3,873	—	—	3,873
Convertible note embedded derivative liability	4,676	—	—	4,676
Warrant liability	3,980	—	—	3,980
Other non-current liabilities	—	—	—	—
Non-current liabilities held for disposal	—	—	—	—
Total liabilities	18,201	39,968	766	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018.	10	—	—	10
Additional paid-in capital	318,066	—	—	318,066
Treasury stock (754,599 shares at December 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	(15)	(621)	311	(325)
Accumulated deficit	(216,544)	(70,716)	(2,848)	(290,108)
Total stockholders' equity	101,546	(71,337)	(2,537)	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	119,747	(31,369)	(1,771)	86,607

Consolidated Balance Sheet
as of March 31, 2017
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	257	5,335	557	6,149
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $228	—	10,131	532	10,663
Deposits	—	121	—	121
Prepaid expenses and other current assets	282	165	1	448
Current assets held for disposal	—	5,671	282	5,953
Total current assets	695	21,598	1,372	23,665
Property and equipment, net	64	1,925	17	2,006
Cost method investment	—	—	—	—
Deferred tax assets	352	—	—	352
Intangible assets, net	—	2,647	—	2,647
Goodwill	—	41,268	1,000	42,268
Long-term assets held for disposal	—	36,642	—	36,642
TOTAL ASSETS	1,111	104,080	2,389	107,580
INTERCOMPANY
Intercompany payable/receivable, net	123,801	(119,493)	(4,308)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,022	10,749	16	11,787
Accrued license fees and revenue share	—	2,979	32	3,011
Accrued compensation	33	487	—	520
Other current liabilities	768	273	—	1,041
Current liabilities held for disposal	—	14,097	318	14,415
Total current liabilities	1,823	28,585	366	30,774
Convertible notes, net of debt issuance costs and discounts of $6,315	9,685	—	—	9,685
Other non-current liabilities	697	—	—	697
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Non-current liabilities held for disposal	—	85	—	85
Total liabilities	16,499	28,670	366	45,535
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 67,329,262 issued and 66,594,806 outstanding at March 31, 2017	8	—	—	8
Additional paid-in capital	299,580	—	—	299,580
Treasury stock (754,599 shares at March 31, 2017)	(71)	—	—	(71)
Accumulated other comprehensive loss	(18)	(613)	310	(321)
Accumulated deficit	(191,186)	(43,470)	(2,595)	(237,251)
Total stockholders' equity	108,413	(44,083)	(2,285)	62,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	124,912	(15,413)	(1,919)	107,580

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2018
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	135,687	905	(61,841)	74,751
Cost of revenues
License fees and revenue share	—	109,573	235	(61,841)	47,967
Other direct cost of revenues	—	1,729	—	—	1,729
Total cost of revenues	—	111,302	235	(61,841)	49,696
Gross profit	—	24,385	670	—	25,055
Operating expenses
Product development	46	9,448	159	—	9,653
Sales and marketing	630	5,007	450	—	6,087
General and administrative	10,971	3,767	386	—	15,124
Total operating expenses	11,647	18,222	995	—	30,864
Income / (loss) from operations	(11,647)	6,163	(325)	—	(5,809)
Interest and other income / (expense), net
Interest income / (expense), net	(2,071)	4	—	—	(2,067)
Foreign exchange transaction gain / (loss)	2	(159)	9	—	(148)
Change in fair value of convertible note embedded derivative liability	(7,559)	—	—	—	(7,559)
Change in fair value of warrant liability	(3,208)	—	—	—	(3,208)
Gain / (loss) on extinguishment of debt	(1,787)	2	—	—	(1,785)
Other income / (expense)	3	(75)	—	—	(72)
Total interest and other income / (expense), net	(14,620)	(228)	9	—	(14,839)
Income / (loss) from operations before income taxes	(26,267)	5,935	(316)	—	(20,648)
Income tax benefit	(951)	—	—	—	(951)
Net income / (loss) from operations, net of taxes	(25,316)	5,935	(316)	—	(19,697)
Discontinued operations, net of taxes
Income / (loss) from operations of discontinued components	—	(33,168)	8	—	(33,160)
Net income / (loss) from discontinued operations, net of taxes	—	(33,168)	8	—	(33,160)
Net loss	(25,316)	(27,233)	(308)	—	(52,857)
Other comprehensive loss
Foreign currency translation adjustment	—	(4)	—	—	(4)
Comprehensive loss	(25,316)	(27,237)	(308)	—	(52,861)

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2017
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	70,703	1,126	(31,622)	40,207
Cost of revenues
License fees and revenue share	—	57,936	60	(31,622)	26,374
Other direct cost of revenues	—	1,518	1,057	—	2,575
Total cost of revenues	—	59,454	1,117	(31,622)	28,949
Gross profit	—	11,249	9	—	11,258
Operating expenses
Product development	30	9,171	82	—	9,283
Sales and marketing	452	3,623	105	—	4,180
General and administrative	11,009	3,889	(132)	—	14,766
Total operating expenses	11,491	16,683	55	—	28,229
Loss from operations	(11,491)	(5,434)	(46)	—	(16,971)
Interest and other income / (expense), net
Interest expense, net	(1,329)	(1,296)	—	—	(2,625)
Foreign exchange transaction loss	—	(22)	(4)	—	(26)
Change in fair value of convertible note embedded derivative liability	475	—	—	—	475
Change in fair value of warrant liability	147	—	—	—	147
Loss on extinguishment of debt	—	(293)	—	—	(293)
Other income / (expense)	58	(47)	—	—	11
Total interest and other income / (expense), net	(649)	(1,658)	(4)	—	(2,311)
Loss from operations before income taxes	(12,140)	(7,092)	(50)	—	(19,282)
Income tax benefit	(144)	—	—	—	(144)
Net loss from operations, net of taxes	(11,996)	(7,092)	(50)	—	(19,138)
Discontinued operations, net of taxes
Income / (loss) from operations of discontinued components	—	(5,237)	111	—	(5,126)
Net income / (loss) from discontinued operations, net of taxes	—	(5,237)	111	—	(5,126)
Net income / (loss)	(11,996)	(12,329)	61	—	(24,264)
Other comprehensive loss
Foreign currency translation adjustment	—	(119)	—	—	(119)
Comprehensive income / (loss)	(11,996)	(12,448)	61	—	(24,383)

Consolidated Statement of Operations and Comprehensive Loss
For the year ended March 31, 2016
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Net revenues	—	39,432	124	22,251
Cost of revenues
License fees and revenue share	—	30,619	—	13,314
Other direct cost of revenues	—	9,775	(2,298)	7,477
Total cost of revenues	—	40,394	(2,298)	20,791
Gross profit / (loss)	—	(962)	2,422	1,460
Operating expenses
Product development	(582)	4,943	522	4,883
Sales and marketing	46	2,718	144	2,908
General and administrative	11,457	4,182	564	16,203
Total operating expenses	10,921	11,843	1,230	23,994
Income / (loss) from operations	(10,921)	(12,805)	1,192	(22,534)
Interest and other income / (expense), net
Interest income / (expense), net	1	(1,717)	—	(1,716)
Foreign exchange transaction loss	(6)	(12)	(6)	(24)
Other income / (expense)	18	(22)	—	(4)
Total interest and other income / (expense), net	13	(1,751)	(6)	(1,744)
Income / (loss) from operations before income taxes	(10,908)	(14,556)	1,186	(24,278)
Income tax provision	130	84	—	214
Net income / (loss) from operations, net of taxes	(11,038)	(14,640)	1,186	(24,492)
Discontinued operations, net of taxes
Loss from operations of discontinued components	—	(923)	(2,617)	(3,540)
Net loss from discontinued operations, net of taxes	—	(923)	(2,617)	(3,540)
Net loss	(11,038)	(15,563)	(1,431)	(28,032)
Other comprehensive loss
Foreign currency translation adjustment	—	(150)	—	(150)
Comprehensive loss	(11,038)	(15,713)	(1,431)	(28,182)

Consolidated Statement of Cash Flows
For the year ended March 31, 2018
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(25,316)	5,935	(316)	(19,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	2,629	10	2,660
Change in allowance for doubtful accounts	—	299	—	299
Amortization of debt discount and debt issuance costs	1,018	—	—	1,018
Stock-based compensation	2,844	(189)	—	2,655
Stock-based compensation for services rendered	323	—	—	323
Change in fair value of convertible note embedded derivative liability	7,559	—	—	7,559
Change in fair value of warrant liability	3,208	—	—	3,208
Loss on extinguishment of debt	1,787	(2)	—	1,785
(Increase) / decrease in assets:
Accounts receivable	—	(7,094)	23	(7,071)
Deposits	(34)	8	(4)	(30)
Deferred tax assets	(244)	—	—	(244)
Prepaid expenses and other current assets	(85)	(209)	(12)	(306)
Increase / (decrease) in liabilities:
Accounts payable	8	8,092	8	8,108
Accrued license fees and revenue share	—	5,010	211	5,221
Accrued compensation	2,252	173	20	2,445
Accrued interest	(26)	—	—	(26)
Other current liabilities	6,078	(5,381)	(619)	78
Other non-current liabilities	(679)	(16)	—	(695)
Net cash provided by / (used in) operating activities - continuing operations	(1,286)	9,255	(679)	7,290
Net cash provided by / (used in) operating activities - discontinued operations	—	(873)	549	(324)
Net cash used in operating activities	(1,286)	8,382	(130)	6,966

Cash flows from investing activities
Capital expenditures	(213)	(1,770)	(9)	(1,992)
Net cash provided by / (used in) investing activities - continuing operations	(213)	(1,770)	(9)	(1,992)
Net cash provided by / (used in) investing activities - discontinued operations	—	(142)	—	(142)
Net cash used in investing activities	(213)	(1,912)	(9)	(2,134)

Cash flows from financing activities
Proceeds from short-term borrowings	2,500	—	—	2,500
Repayment of debt obligations	(1,098)	—	—	(1,098)
Payment for debt issuance costs	(346)	—	—	(346)
Options exercised	337	—	—	337
Warrant exercised	350	—	—	350
Net cash provided in financing activities	1,743	—	—	1,743

Effect of exchange rate changes on cash	—	(5)	1	(4)

Net change in cash	244	6,465	(138)	6,571

Cash, beginning of period	257	5,335	557	6,149

Cash, end of period	501	11,800	419	12,720

Consolidated Statement of Cash Flows
For the year ended March 31, 2017
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(11,996)	(7,092)	(50)	(19,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	663	1,929	2,606
Change in allowance for doubtful accounts	—	33	15	48
Amortization of debt discount and debt issuance costs	1,256	—	—	1,256
Stock-based compensation	3,748	(386)	—	3,362
Stock-based compensation for services rendered	398	—	—	398
Impairment of intangible assets	—	—	757	757
Change in fair value of convertible note embedded derivative liability	(475)	—	—	(475)
Change in fair value of warrant liability	(147)	—	—	(147)
Loss on extinguishment of debt	—	293	—	293
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	(156)	(177)	2	(331)
Accounts receivable	25	(3,076)	(831)	(3,882)
Deposits	—	(57)	80	23
Deferred tax assets	148	—	—	148
Prepaid expenses and other current assets	(80)	150	11	81
Increase / (decrease) in liabilities:
Accounts payable	(233)	4,701	(34)	4,434
Accrued license fees and revenue share	—	(21)	17	(4)
Accrued compensation	575	(94)	(96)	385
Accrued interest	133	(97)	—	36
Other current liabilities	(1,091)	270	(502)	(1,323)
Other non-current liabilities	(31)	(85)	—	(116)
Intercompany movement of cash	(15,146)	16,684	(1,538)	—
Net cash provided by / (used in) operating activities - continuing operations	(23,058)	11,709	(240)	(11,589)
Net cash provided by / (used in) operating activities - discontinued operations	—	4,067	527	4,594
Net cash used in operating activities	(23,058)	15,776	287	(6,995)

Cash flows from investing activities
Capital expenditures	—	(1,418)	—	(1,418)
Proceeds from sale of cost method investment in Sift	999	—	—	999
Net cash provided by / (used in) investing activities - continuing operations	999	(1,418)	—	(419)
Net cash provided by / (used in) investing activities - discontinued operations	—	(177)	—	(177)
Net cash used in investing activities	999	(1,595)	—	(596)

Cash flows from financing activities
Cash received from issuance of convertible notes	16,000	—	—	16,000
Repayment of debt obligations	—	(11,000)	—	(11,000)
Payment for debt issuance costs	(407)	(1,976)	—	(2,383)
Options exercised	11	—	—	11
Net cash provided in financing activities	15,604	(12,976)	—	2,628

Effect of exchange rate changes on cash	—	(336)	217	(119)

Net change in cash	(6,455)	869	504	(5,082)

Cash, beginning of period	6,712	4,466	53	11,231

Cash, end of period	257	5,335	557	6,149

Consolidated Statement of Cash Flows
For the year ended March 31, 2016
(Unaudited)

(dollars in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net loss	(11,038)	(14,640)	1,186	(24,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	9,707	(1,843)	7,873
Change in allowance for doubtful accounts	—	(495)	—	(495)
Amortization of debt discount and debt issuance costs	470	—	—	470
Stock-based compensation	5,095	—	—	5,095
Stock-based compensation for services rendered	867	—	—	867
Stock issued for settlement of liability	283	—	—	283
(Increase) / decrease in assets:
Restricted cash transferred to / (from) operating cash	200	—	—	200
Accounts receivable	(24)	(4,988)	(85)	(5,097)
Deposits	9	74	(118)	(35)
Deferred tax assets	(418)	—	—	(418)
Prepaid expenses and other current assets	(171)	111	39	(21)
Increase / (decrease) in liabilities:
Accounts payable	(797)	7,821	(3,644)	3,380
Accrued license fees and revenue share	—	2,743	(30)	2,713
Accrued compensation	(1,070)	1,316	(1,346)	(1,100)
Accrued interest	—	12	—	12
Other current liabilities	(398)	262	(670)	(806)
Intercompany movement of cash	(4,014)	(2,475)	6,489	—
Net cash provided by / (used in) operating activities - continuing operations	(10,997)	(552)	(22)	(11,571)
Net cash provided by / (used in) operating activities - discontinued operations	—	4,515	(13)	4,502
Net cash used in operating activities	(10,997)	3,963	(35)	(7,069)

Cash flows from investing activities
Capital expenditures	—	(1,549)	—	(1,549)
Net cash proceeds from cost method investment in Sift	875	—	—	875
Net cash provided by / (used in) investing activities - continuing operations	875	(1,549)	—	(674)
Net cash used in investing activities	875	(1,549)	—	(674)

Cash flows from financing activities
Repayment of debt obligations	—	(600)	—	(600)
Options exercised	51	—	—	51
Stock issued for cash in stock offering, net	12,627	—	—	12,627
Net cash provided in financing activities	12,678	(600)	—	12,078

Effect of exchange rate changes on cash	—	(173)	—	(173)

Net change in cash	2,556	1,641	(35)	4,162

Cash, beginning of period	4,156	2,825	88	7,069

Cash, end of period	6,712	4,466	53	11,231

19.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities and equipment under non-cancelable operating leases expiring in various years through 2024.
Following is a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2019	$1,177
2020	1,217
2021	1,116
2022	868
2023	895
Thereafter	1,032
Total Minimum Lease Payments	$6,305
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $857, $669 and $491, for the years ended March 31, 2018, 2017, and 2016, respectively.
Other Obligations
As of March 31, 2018, the Company was obligated for payments under various employment contracts with initial terms greater than one year at March 31, 2018. Annual payments relating to these commitments at March 31, 2018 are as follows:

Year ending March 31,
2019	$700
2020	500
2021	500
Total Minimum Payments	$1,700
The Company is not obligated for payments beyond fiscal 2021.
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

20.    Supplemental Consolidated Financial Information

Unaudited Quarterly Results
The following tables set forth our quarterly consolidated statements of operations in dollars for each quarter of fiscal 2018 and 2017. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(in thousands, except per share amounts)
Net revenues	$20,961	$22,732	$15,905	$15,153	$11,599	$11,774	$9,874	$6,960
License fees and revenue share	13,623	14,887	9,865	9,592	7,172	8,006	6,650	4,546
Other direct cost of revenues	453	437	430	409	1,217	451	454	453
Gross profit	6,885	7,408	5,610	5,152	3,210	3,317	2,770	1,961
Total operating expenses	8,224	8,895	7,076	6,669	5,977	7,027	7,509	7,716
Loss from operations	(1,339)	(1,487)	(1,466)	(1,517)	(2,767)	(3,710)	(4,739)	(5,755)
Interest income / (expense), net	(252)	(446)	(662)	(707)	(599)	(721)	(626)	(679)
Foreign exchange transaction gain / (loss)	(87)	49	(47)	(63)	(27)	4	—	(3)
Change in fair value of convertible note embedded derivative liability	(1,249)	(1,658)	(3,344)	(1,308)	(1,948)	2,853	(430)	—
Change in fair value of convertible note embedded derivative liability	(682)	(898)	(1,164)	(464)	(650)	937	(140)	—
Loss on extinguishment of debt	(619)	(284)	(882)	—	—	—	(293)	—
Other income / (expense)	2	(155)	78	3	(92)	69	16	18
Loss from operations before income taxes	(4,226)	(4,879)	(7,487)	(4,056)	(6,083)	(568)	(6,212)	(6,419)
Income tax provision	(14)	(84)	(884)	31	(303)	300	(437)	296
Net loss from operations, net of taxes	(4,212)	(4,795)	(6,603)	(4,087)	(5,780)	(868)	(5,775)	(6,715)
Basic and diluted net loss per common share from continuing operations	$(0.06)	$(0.06)	$(0.10)	$(0.06)	$(0.09)	$(0.01)	$(0.09)	$(0.10)
Weighted-average common shares outstanding, basic and diluted	75,160	72,148	66,846	66,599	66,595	66,634	66,457	66,286
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
Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade receivables
2018	Allowance for doubtful accounts	$228	$530	$246	$512
2017	Allowance for doubtful accounts	203	294	269	$228
2016	Allowance for doubtful accounts	698	142	637	$203

21.    Subsequent Events

Pay Transaction
On April 29, 2018, Digital Turbine Asia Pacific Pty, Ltd. and Digital Turbine Singapore Pte Ltd. (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney will no longer be employed by the Company or Pay Seller.
Pursuant to the Pay Agreement, the Pay Seller will sell to Pay Purchaser their rights, title and interest in Pay Agreements between the applicable Pay Seller and carriers and content providers related to the Pay Assets as well as contracts with certain service providers. In addition, on July 1, 2019 (the “Technology Transfer Date”), the Pay Seller will transfer technology and infrastructure owned by the Pay Seller for the purpose of performing the business of the Pay Assets, and prior to such time Pay Seller will license such technology to Pay Purchaser for license fees described below. The Pay Seller continues to own all assets not specifically sold, including all accounts receivable for services supplied prior to the closing date and all Ignite related assets. On and after the closing, Pay Purchaser will assume and agree to pay and perform on any and all liabilities incurred in connection with transferred assets or the transferred contracts relating to the period after the closing date.
In consideration for the assets being transferred, the Pay Seller will receive license fees, revenue share and equity equivalent rights, as follows:

(1)        Pay Purchaser will pay to the Pay Seller license fees, until the Technology Transfer Date, from a range of sources of gross profits related to the contracts transferred, in an amount equal to between zero to 70% of monthly gross profits, with the precise percentage of license fees varying based on the amount of such gross profits per a scale in the Pay Agreement, plus additional amounts for revenues generated from new customer introductions made by Pay Seller after the closing.

(2)       For a period commencing on the Technology Transfer Date and ending on the date that is thirty-six (36) months from the closing, Pay Purchaser will pay Pay Seller revenue sharing payments, from a range of gross profits related to the contracts transferred, in an amount equal to between zero to 70% of monthly gross profits, with the precise percentage of revenue sharing varying based on the amount of such gross profits per a scale in the Pay Agreement, plus additional amounts for revenues generated from new customer introductions made by Pay Seller after the Technology Transfer Date.

(3)       Pay Seller will also receive equity equivalent rights, including to be entitled to 20% of the net proceeds (in all forms of value) upon the closing of a wide variety of liquidity transactions involving the Pay Purchaser.
The Pay Agreement contains customary representations and warranties by each party with respect to itself and does not contain any representations or warranties by the Company with respect to the Company or its business. The Pay

Sellers have also agreed to various customary covenants and Pay Agreements, including, among others, a non-compete, and the Pay Purchaser has agreed to provide a security interest in the transferred assets to secure its obligations.
The transaction is expected to be completed in June 2018.
The Pay assets and operations are now qualified as discontinued operations and, as a result, have been reclassified from loss from continuing operations to discontinued operations in accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification in this and all future filings for all periods presented.
The foregoing description of the Pay Agreement does not purport to be complete and is qualified in its entirety by reference to the Pay Agreement, which was filed on a Form 8-K on April 29, 2018.

A&P Transaction

On April 29, 2018, Digital Turbine Media, Inc. (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business.
Pursuant to the A&P Agreement, the A&P Seller will sell to the A&P Purchaser its rights, title and interest in agreements between A&P Seller and specified advertisers and publishers, other than agreements or relationships, or parts thereof, relating to A&P Seller’s application (“app”) distribution services. The A&P Seller continues to own all assets not specifically sold, including integration, technology or operational assets or services, as well as contracts not transferred or assigned under the A&P Agreement. A&P Seller owns all accounts receivable for services supplied prior to the closing date, and all accounts receivable for services partially performed prior to and at the closing date will be prorated between A&P Seller and A&P Purchaser. On and after the closing, the A&P Purchaser will assume and agree to pay and perform on any and all liabilities incurred in connection with the transferred assets relating to the period after the closing date, in accordance with the terms of the respective agreements.
In consideration for the assets being transferred, the A&P Purchaser will, over a three year period after the closing, share revenue from transferred assets, new revenue streams from the transferred assets and new engagements with specified A&P Seller business partners. The revenue share is calculated as follows: A&P Purchaser will pay A&P Seller 27.5% of gross profits, with a revenue share maximum of $1,000,000 in year 1, scaling down to 15% of gross profits, with a revenue share maximum of $500,000, in year 3, as further specified in the A&P Agreement. Additionally, for each customer introduction A&P Seller makes to A&P Purchaser that leads to a customer contract with A&P Purchaser or an affiliate, A&P Purchaser will pay A&P Seller a percentage of gross profit earned from the contract.
The A&P Agreement contains customary representations and warranties by each party with respect to itself and does not contain any representations or warranties by the Company to the Company or its business. The A&P Seller has also agreed to various customary covenants and agreements, including, among others, a non-compete, and the A&P Purchaser has agreed to provide a security interest in the transferred assets to secure its obligations. The A&P Seller has further represented that it will make best efforts that certain employees specified in the A&P Agreement accept employment with the A&P Purchaser on or after the closing date.
The transaction is expected to be complete in June 2018.
The A&P assets and operations are now qualified as discontinued operations and, as a result, have been reclassified from loss from continuing operations to discontinued operations in accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification in this and all future filings for all periods presented.
The foregoing description of the A&P Agreement does not purport to be complete and is qualified in its entirety by reference to the A&P Agreement, which was filed on a Form 8-K on April 29, 2018.
There can be no assurance that the transactions described above will be consummated on the terms described or at all. The Pay Agreement and the A&P Agreement has been included to provide investors with information regarding its terms and is not intended to provide any financial or other factual information about the Company or its subsidiaries. In particular, the representations, warranties and covenants contained in such agreements (a) were made only for purposes of such agreements and as of specific dates, (b) were solely for the benefit of the parties to such agreements, (c) may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures, (d) were made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing matters subject to representations and warranties as facts, and (e) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of such agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company. Accordingly, investors should read the representations and warranties in such agreement not in isolation but only in conjunction with the other information about the Company that is included in reports, statements and other filings it makes with the U.S. Securities and Exchange Commission.
As previously disclosed, in 2016 the Company received an informal inquiry from the staff of the Securities and Exchange Commission’s Division of Enforcement requesting the voluntary provision of documents and information generally related to the Company’s internal controls over financial reporting and disclosure controls and procedures. On April 17, 2018, the Company received a “Wells Notice,” stating that the staff of the SEC has made a preliminary determination to recommend to the SEC that it file an enforcement action against the Company alleging violations of Sections 13(a) and 13(b)(2)(B) of the Securities and Exchange Act of 1934 and Rules 13a-1, 13a-13 and 13a-15 thereunder. Although the Company seeks to resolve this matter by settlement, there is no assurance that a settlement will be reached or as to terms and conditions. Please see the section of this filing entitled “Item 9A--Controls and Procedures” regarding the Company’s remediation efforts and results to date regarding the material weaknesses that previously rendered its internal controls ineffective. The Company believes that the resolution of this matter is unlikely to have a material impact on its operations or financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. As a result, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls Over Financial Reporting
See "Completed Actions" subsection below which summarizes changes in internal controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Completed Actions
Due to the many completed actions taken by the Company, management has concluded that the material weakness identified as of March 31, 2017 has been eliminated as of March 31, 2018. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate. Management, with the oversight of our Audit Committee, has devoted considerable effort to remediate as of March 31, 2018 the material weakness identified as of March 31, 2017, which is evidenced through the completed actions during fiscal 2018 detailed below.
Completed Actions

•
Developed and executed a plan to fully implement and effectively operate the key controls identified through the completion of the documentation of internal control procedures over all significant accounting areas and information technology that have an impact on financial reporting.

•
Implemented a cyclical process for evaluating and testing the control environment to help ensure any future key control failures will be identified on a timely basis, and allow for the possibility of immediate detection and remediation.

•	Conducted formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.
Management's Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2018, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time. The Company's independent registered public accounting firm, SingerLewak LLP, has audited the Company's internal control over financial reporting as of March 31, 2018, as stated in their report included herein. SingerLewak LLP also audited the Company's consolidated financial statements as of and for the year ended March 31, 2018.
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

The information required by this item is incorporated by reference to our Proxy Statement or 10K/A for the 2018 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (or Form 10-K/A).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (or Form 10-K/A).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	66

Consolidated Financial Statements:
Consolidated Balance Sheets	68
Consolidated Statements of Operations	69
Consolidated Statement of Comprehensive Loss	69
Consolidated Statements of Stockholders' Equity	70
Consolidated Statements of Cash Flows	71
Notes to Consolidated Financial Statements	72
The supplementary financial information required by this Item 8 is set forth in Note 20 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

2. Financial Statement Schedules
Unaudited Quarterly Results and Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2018, 2017, and 2016 is included in Note 20 of Notes to Consolidated Financial Statements included in Part II Item 8 "Supplemental Consolidated Financial Information" All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16.	10-K SUMMARY

None.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated November 13, 2014, by and among Mandalay Digital Group, Inc., DTM Merger Sub, Inc., and Appia, Inc., incorporated by reference to our Amended Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014.

2.2	Pay Asset Purchase Agreement, dated as of April 23, 2018, , incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

2.3	A&P Asset Purchase Agreement, dated as of April 23, 2018, , incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

3.1	Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

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

4.1.1
First Supplemental Indenture for 8.75% Convertible Notes, due 2020, dated as of January 12, 2017, between the Company, certain guarantors and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-1/A (File No. 333-214321), filed with the Commission on January 23, 2017.

4.1.2
Second Supplemental Indenture for 8.75% Convertible Notes, due 2020, dated as of May 23, 2017, between the Company, certain guarantors and U.S. Bank National Association as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

4.2
Warrant Agreement, dated as of September 28, 2016, between the Company and U.S. Bank National Association as warrant agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.2.1
First Amendment to Warrant Agreement, dated as of May 23, 2017, between the Company and U.S. Bank National Association as warrant agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

4.3
Registration Rights Agreement, dated as of September 28, 2016, by the Company and certain guarantors entities, incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.4	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016

10.1	2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. †

10.1.1	Form of Non-Qualified Stock Option Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007†

10.1.2	Amendment to 2007 Employee, Director and Consultant Stock Plan, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on February 12, 2008. †

10.1.3	Second Amendment to 2007 Employee, Director and Consultant Stock Plan., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 28, 2008. †

10.2	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †

10.3
Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.3.1
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.3.2
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.4
API Service Agreement dated July 5, 2011 with Vodafone Hutchison Australia Pty Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.5
IT & Content Services Agreement dated October 11, 2011 with Telstra Corporation Limited incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-4/A (File No. 333-200695) filed with the Commission on January 27, 2015.

10.6
Employment Agreement, effective September 9, 2014, between the Company and Bill Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 15, 2014. †

10.6.1
Amendment, effective May 26, 2016, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 1, 2016. †

10.6.2
Second Amendment, dated March 16, 2018, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 21, 2018.†

10.7
Separation Agreement between Mandalay Digital Group, Inc. and Peter A. Adderton, dated January 15, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on January 16, 2015.

10.8	Board Equity Ownership Policy, as amended, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014. †

10.9
Corporate office lease agreement commencing on October 1, 2015, and ending on December 31, 2022 between Thomas C. Calhoon (Landlord) and Digital Turbine, Inc. (Tenant). Incorporated by reference to our Annual Report on Form 10-K (File No. 001-35958), filed with the Commission on June 15, 2015.

10.10
Intellectual Property License Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.11
Publisher Agreement dated as of December 28, 2015 between Digital Turbine Media, Inc. and Sift Media, Inc., incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.12
Sift Media, Inc. Series Seed Convertible Preferred Stock Purchase Agreement dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.13
Employment Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.14
Restricted Stock Agreement between Sift Media, Inc. and Judson S. Bowman dated as of December 28, 2015, incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-10039 ), filed with the Commission on February 9, 2016.

10.15	2008 Equity Incentive Plan for Appia, Inc., incorporated by reference to our Registration Statement on Form S-8 (File No. 333-202863), filed with the Commission on March 19,2015.

10.16
Third Amendment to Third Amended and Restated Loan and Security Agreement effective June 28, 2016 between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No.001-35958) filed with the Commission on June 30, 2016.

10.17
Initial Purchaser Agreement, dated as of September 28, 2016, between the Company and BTIG, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

10.18	Letter Agreement with Silicon Valley Bank, dated August 12, 2016, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039 ), filed with the Commission on June 14, 2017.

10.19
Security Agreement (Cash) with Silicon Valley Bank, dated August 12, 2016, incorporated by reference to our Annual Report on Form 10-K (File No. 000-10039 ), filed with the Commission on June 14, 2017.

10.20
Software as a Service Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-214321), filed January 6, 2017††

10.21
Business Financing Agreement, dated May 23, 2017, between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc. and Western Alliance Bank, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

10.22
Employment Agreement between the Company and Barrett Garrison, dated September 12, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.†

12.1	Ratio of Earnings to Fixed Charges *

21.1	List of Subsidiaries, incorporated by reference to our Annual Report on Form 10-K (File No. 001-35958 ), filed with the Commission on June 14, 2018.

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. **

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

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
†† Confidential treatment requested and received as to certain portions

^
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: June 12, 2018
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 12, 2018
Robert Deutschman

/s/ William Stone	Chief Financial Officer (Principal Executive Officer)	June 12, 2018
William Stone

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 12, 2018
Barrett Garrison

/s/ David Wesch	Acting Chief Accounting Officer (Principal Accounting Officer)	June 12, 2018
David Wesch

/s/ Mohan Gyani	Director	June 12, 2018
Mohan Gyani

/s/ Christopher Rogers	Director	June 12, 2018
Christopher Rogers

/s/ Jeffrey Karish	Director	June 12, 2018
Jeffrey Karish

/s/ Paul Schaeffer	Director	June 12, 2018
Paul Schaeffer

/s/ Roy Chestnut	Director	June 12, 2018
Roy Chestnut