Form 10-Q
period 2018-06-30
Digital Turbine, Inc.
filed 2018-08-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of July 26, 2018, the Company had 76,810,423 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2018

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$8,638	$12,720
Restricted cash	331	331
Accounts receivable, net of allowances of $790 and $512, respectively	19,346	17,050
Deposits	151	151
Prepaid expenses and other current assets	802	750
Current assets held for disposal	4,393	8,753
Total current assets	33,661	39,755
Property and equipment, net	2,711	2,757
Deferred tax assets	632	596
Intangible assets, net	896	1,231
Goodwill	42,268	42,268
TOTAL ASSETS	$80,168	$86,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,292	$19,895
Accrued license fees and revenue share	11,491	8,232
Accrued compensation	1,177	2,966
Short-term debt, net of debt issuance costs of $163 and $205, respectively	1,437	1,445
Other current liabilities	1,486	1,142
Current liabilities held for disposal	8,048	12,726
Total current liabilities	41,931	46,406
Convertible notes, net of debt issuance costs and discounts of $1,709 and $1,827, respectively	3,991	3,873
Convertible note embedded derivative liability	3,056	4,676
Warrant liability	2,410	3,980
Total liabilities	51,388	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 77,145,980 issued and 76,391,381 outstanding at June 30, 2018; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	10
Additional paid-in capital	318,690	318,066
Treasury stock (754,599 shares at June 30, 2018 and March 31, 2018)	(71)	(71)
Accumulated other comprehensive loss	(325)	(325)
Accumulated deficit	(289,624)	(290,108)
Total stockholders' equity	28,780	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,168	$86,607
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Net revenues	$22,112	$15,153
Cost of revenues
License fees and revenue share	15,216	9,592
Other direct cost of revenues	507	409
Total cost of revenues	15,723	10,001
Gross profit	6,389	5,152
Operating expenses
Product development	3,109	2,174
Sales and marketing	1,836	1,137
General and administrative	2,704	3,358
Total operating expenses	7,649	6,669
Loss from operations	(1,260)	(1,517)
Interest and other income / (expense), net
Interest income / (expense)	(319)	(707)
Foreign exchange transaction gain / (loss)	8	(63)
Change in fair value of convertible note embedded derivative liability	1,620	(1,308)
Change in fair value of warrant liability	1,570	(464)
Other income / (expense)	(127)	3
Total interest and other income / (expense), net	2,752	(2,539)
Income / (loss) from continuing operations before income taxes	1,492	(4,056)
Income tax provision / (benefit)	(36)	31
Net income / (loss) from continuing operations, net of taxes	1,528	(4,087)

Loss from operations of discontinued components	(1,044)	(88)
Net loss from discontinued operations, net of taxes	(1,044)	(88)
Net income / (loss)	$484	$(4,175)
Comprehensive income / (loss)	$484	$(4,175)
Basic and diluted net income / (loss) per common share
Continuing operations	0.02	(0.06)
Discontinued operations	(0.01)	—
Net income / (loss)	0.01	(0.06)
Weighted-average common shares outstanding, basic	76,204	66,599
Weighted-average common shares outstanding, diluted	79,598	66,599
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income / (loss)	$1,528	$(4,087)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	729	628
Change in allowance for doubtful accounts	278	146
Amortization of debt discount and debt issuance costs	161	353
Stock-based compensation	463	715
Stock-based compensation for services rendered	85	76
Change in fair value of convertible note embedded derivative liability	(1,620)	1,308
Change in fair value of warrant liability	(1,570)	464
(Increase) / decrease in assets:
Accounts receivable	(2,574)	(3,119)
Deferred tax assets	(36)	—
Prepaid expenses and other current assets	(52)	(72)
Increase / (decrease) in liabilities:
Accounts payable	(1,603)	(907)
Accrued license fees and revenue share	3,259	2,905
Accrued compensation	(1,781)	98
Accrued interest	135	344
Other current liabilities	209	(533)
Other non-current liabilities	(6)	73
Net cash used in operating activities - continuing operations	(2,395)	(1,608)
Net cash provided by / (used in) operating activities - discontinued operations	(1,224)	204
Net cash used in operating activities	(3,619)	(1,404)

Cash flows from investing activities
Capital expenditures	(411)	(365)
Net cash used in investing activities - continuing operations	(411)	(365)
Net cash used in investing activities - discontinued operations	(41)	(9)
Net cash used in investing activities	(452)	(374)

Cash flows from financing activities
Proceeds from short-term borrowings	—	2,250
Options exercised	39	9
Repayment of debt obligations	(50)	—
Payment of debt issuance costs	—	(320)
Net cash provided by / (used in) financing activities	(11)	1,939

Effect of exchange rate changes on cash	—	(8)

Net change in cash	(4,082)	153

Cash and restricted cash, beginning of period	13,051	6,480

Cash and restricted cash, end of period	$8,969	$6,633

Supplemental disclosure of cash flow information
Interest paid	$26	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. The Company currently operates one reporting segment – Advertising.
The Company's Advertising business consists of Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

•	Other products and professional services directly related to the Ignite platform.
Prior to the sale of the A&P Assets described below under Note 4. Discontinued Operations, the O&O reporting segment also included the A&P Assets as an operating segment within O&O.
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
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of June 30, 2018, we had cash and restricted cash totaling approximately $8,969.
On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay and retire indebtedness, and will otherwise be used for general corporate purposes and working capital. Refer to Note 8 "Debt" for more details.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. Refer to Note 8 "Debt" for more details.
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
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2018, the results of its operations and corresponding comprehensive loss, and its cash flows for the three months ended June 30, 2018 and 2017. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.
The significant accounting policies and recent accounting pronouncements were described in Note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes in or updates to the accounting policies since March 31, 2018. Only significant new accounting pronouncements, pertinent to the Company, issued and adopted subsequent to the issuance of our Annual Report are described below. Accounting pronouncements issued and adopted not described in either the Annual Report or in this report have been determined to either not apply or to have an immaterial impact on our business and related disclosures.
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued Accounting Standard Update 2018-07: Compensation—Stock Compensation - Improvements to Non-employee Share-Based Payment Accounting. This update aligns the accounting for share-based payment awards issued to employees and non-employees. The existing employee guidance will apply to nonemployee share-based transactions with some exceptions. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted upon its issuance. The amendments in this update should be applied prospectively. The Company will adopt ASU 2018-07 during the quarter ended June 30, 2019, and is currently assessing the impact of the future adoption of this standard on its consolidated results of operations, financial condition and cash flows.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Adopted During the Period
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral resulted in the new revenue standard being effective for the Company for fiscal years, and interim periods within those years, beginning April 1, 2018. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach, and the Company has elected to use the modified retrospective approach. FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company has adopted ASU 2014-09, and its related clarifying amendments (collectively know as ASC 606), effective on April 1, 2018. Please see section included below within Note 3 titled "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Revenue from Contracts with Customers
The Company adopted ASC 606 on April 1, 2018, and is effective from the period beginning April 1, 2016 using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2017 reflect the application of ASC 606 guidance while the reported results for 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
To achieve this core principle, the Company applied the following five steps:
1) Identify the contract with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. None of the Company's contracts contain financing or variable consideration components.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
The Company satisfies performance obligations at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue
All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time.
O&O Services
The Company’s advertising business consists of O&O, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•
Ignite, a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life-cycle of the device, providing operators additional opportunity for advertising revenue streams.

•	Other products and professional services directly related to the Ignite platform.
Carriers and OEMs
The Company generally offers these services under a vendor contract revenue share model or under a customer contract per device license fee model with carriers and OEMs two to four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to the SaaS platform, hosting fees, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently with all other promised service over the contract term and, as such, has concluded these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. Consideration for the Company’s license arrangements consist of fixed and usage based fees, invoiced monthly or quarterly. The Company's contracts do not include advance non-refundable fees. Monthly license fees are based on the number of devices on a per device license fee basis. Monthly hosting and maintenance fees are generally fixed. These monthly fees are subject to a service level agreement (SLA), which requires that the services are available to the customer based on a predefined performance criteria. If the services do not meet these criteria, monthly fees are subject to adjustment or refund. The Company satisfies its performance obligation by providing access to its SaaS platform over time and processing transactions. For non-usage based fees, the period of time over which the Company performs its obligations is inherently commensurate with the contract term. The performance obligation is recognized on time elapsed basis, by month for which the services are provided. For usage-based fees, revenue is recognized in the month in which the Company provides the usage to the customer.

Third-Party Advertisers
The Company generally offers these services under a customer contract Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of applications through partner networks, defined as carriers or OEMs, to home screens of devices. The Company has concluded that the delivery of the advertisers application is delivered at a point in time, as such, has concluded these deliveries as a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of applications delivered at a specified price per application. For applications delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer.
Professional Services
The Company offers professional services that support the implementation of its Ignite platform for carriers and OEMs, including technology development and integration services. These contracts generally include delivery and integration of the technology development product and revenue recognized when formal acceptance is confirmed by the Customer. Services are billed in one lump sum. For the majority of these contacts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets”, net of any long term portion included in “other noncurrent assets”. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit. These costs are periodically reviewed for impairment. The Company has evaluated related activity in prior periods and have determined the costs to obtain a contract to be immaterial and do not require disclosure.
The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs, which are classified in “prepaid expenses and other current assets”, net of any long term portion included in “other noncurrent assets”, principally relate to direct costs that enhance resources under the Company’s demand response contracts that will be used in satisfying future performance obligations. The Company has evaluated related activity in prior periods and have determined the costs to fulfill a contract to be immaterial and do not require disclosure.

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. After applying the new guidance to all contracts with customers that were not completed as of April 1, 2017, the Company has determined no changes in revenues or contract costs for which an adjustment would be required to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the Company determined that no adjustments to be made to accounts to the consolidated balance sheet as of April 1, 2017.
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

The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of June 30, 2018, one major customer represented approximately 33.1% respectively, of the Company’s net accounts receivable balance. As of March 31, 2018, one major customer represented 28.3% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three months ended June 30, 2018, Oath Inc. represented 29.0% of net revenues. During the three months ended June 30, 2017, Oath Inc. represented 20.8% of net revenues, Machine Zone Inc. represented 17.5% of net revenues, and Cheetah Mobile Inc. represented 10.8% of net revenues, respectively.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2018, Verizon Wireless, a carrier partner, generated 50.7%, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 37.9% of our net revenue. During the three months ended June 30, 2017, Verizon Wireless, generated 55.9%, while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 24.2% of our net revenue, respectively.
There is no assurance that the Company will continue to receive significant revenues from any of these or from other large customers. A reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction was completed subsequent to period end on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has determined that it will exit the segment of the business previously referred to as the Content business.

DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transfered assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the three months ended June 30, 2018.
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
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2018	2017
Net revenues	3,870	10,967
Total cost of revenues	3,074	9,503
Gross profit	796	1,464
Product development	571	584
Sales and marketing	227	421
General and administrative	910	466
Income / (loss) from operations	(912)	(7)
Interest and other income (expense), net	(132)	(81)
Net loss from discontinued operations, net of taxes	(1,044)	(88)
Comprehensive loss	(1,044)	(88)
Basic and diluted net loss per common share	$(0.01)	$—
Weighted-average common shares outstanding, basic and diluted	76,204	66,599

Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $268 and $578, respectively	3,790	8,013
Property and equipment, net	336	377
Goodwill	—	309
Prepaid expenses and other current assets	267	54
Current assets held for disposal	4,393	8,753
Total assets held for disposal	4,393	8,753

Liabilities held for disposal
Accounts payable	4,524	8,789
Accrued license fees and revenue share	2,446	3,059
Accrued compensation	859	529
Other current liabilities	219	349
Current liabilities held for disposal	8,048	12,726
Total liabilities held for disposal	8,048	12,726

Assets and liabilities held for disposal as of June 30, 2018 and March 31, 2018 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Three months ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	(1,044)	(88)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	260
Change in allowance for doubtful accounts	(310)	(71)
Stock-based compensation	37	73
(Increase) / decrease in assets:
Accounts receivable	4,533	(537)
Goodwill	309	—
Prepaid expenses and other current assets	(214)	—
Increase / (decrease) in liabilities:
Accounts payable	(4,265)	1,302
Accrued license fees and revenue share	(613)	(1,482)
Accrued compensation	330	96
Other current liabilities	(142)	651
Cash provided by / (used in) operating activities	(1,224)	204

Cash flows from investing activities
Capital expenditures	(41)	(9)
Cash used in investing activities	(41)	(9)

Cash provided by / (used in) discontinued operations	(1,265)	195

5.    Accounts Receivable

	June 30, 2018	March 31, 2018
	(Unaudited)
Billed	$12,780	$9,172
Unbilled	7,356	8,390
Allowance for doubtful accounts	(790)	(512)
Accounts receivable, net	$19,346	$17,050
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of June 30, 2018 and March 31, 2018 are expected to be billed and collected within twelve months.
The Company recorded $89 of bad debt expense during the three months ended June 30, 2018, and $64 of bad debt expense during the three months ended June 30, 2017, respectively.
6.    Property and Equipment

	June 30, 2018	March 31, 2018
	(Unaudited)
Computer-related equipment	$5,519	$5,464
Furniture and fixtures	116	115
Leasehold improvements	172	166
Property and equipment, gross	5,807	5,745
Accumulated depreciation	(3,096)	(2,988)
Property and equipment, net	$2,711	$2,757
Depreciation expense for the three months ended June 30, 2018 was $394, and $252 for the three months ended June 30, 2017, respectively. Depreciation expense in the three months ended June 30, 2018 includes $222 related to internal use assets included in General and Administrative Expense and $172 related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense in the three months ended June 30, 2017 includes $219 related to internal use assets included in General and Administrative Expense and $33 related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
7.    Intangible Assets
The components of intangible assets at June 30, 2018 and March 31, 2018 were as follows:

	As of June 30, 2018
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,930)	$896
Total	$5,826	$(4,930)	$896

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,595)	$1,231
Total	$5,826	$(4,595)	$1,231

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; since all of our acquired intangible assets are directly attributable to revenue-generating activities, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $335 during the three months ended June 30, 2018 and $376 during the three months ended June 30, 2017.
Based on the amortizable intangible assets as of June 30, 2018, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
2019	$1,231
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$1,231
8.    Debt

	June 30, 2018	March 31, 2018
	(Unaudited)
Short-term debt
Short-term debt, net of debt issuance costs of $163 and $205, respectively	$1,437	$1,445
Total short-term debt	$1,437	$1,445

	June 30, 2018	March 31, 2018
	(Unaudited)
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,709 and $1,827, respectively	$3,991	$3,873
Total long-term debt	$3,991	$3,873

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
Without stockholder approval, as required by NASDAQ rules, the Company would not have the right to issue shares of common stock as payment of the Early Conversion Payment, if the aggregate number of shares issued (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of the Conversion date (or the "Notes Exchange Cap"). In such case, the Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Notes Exchange Cap. The required stockholder approval was originally obtained at our annual meeting of stockholders held in January 2017. Due to the supplemental indenture entered in May 2017, a new stockholder approval was required to issue shares in excess of the Notes Exchange Cap, and such new stockholder approval was obtained at our annual meeting of stockholders held in January 2018. Please see the proxy statement for our 2018 annual meeting of stockholders for more information about the effect of the stockholder approval and our ability to issues shares of stock to satisfy our obligations under the Indenture and the warrants issued in connection with the Notes.

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

The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders, and again at our January 2018 annual meeting of stockholders in respect of our May 2017 supplemental indenture.
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
During fiscal year 2018, holders of $10,300 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $2,591 and $1,019, respectively, was extinguished for a net debt extinguishment of $6,690. In total, 8,624,445 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $14,238 to additional paid in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $1,785 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates. No Notes were converted during the three months ended June 30, 2018. See Note 9. "Fair Value Measurements" for more information.
As of June 30, 2018, the outstanding principal on the Notes was $5,700, the unamortized debt issuance costs and debt discount in aggregate was $1,709, and the net carrying amount of the Notes was $3,991, which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $161 of aggregate debt discount and debt issuance cost amortization during the three months ended June 30, 2018, and $353 during the three months ended June 30, 2017.

Senior Secured Credit Facility
On May 23, 2017, the Company entered a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility.
The amounts advanced under the Credit Agreement mature in two (2) years, and accrue interest at the following rates and bear the following fees:
(1) Wall Street Journal Prime Rate + 1.25% (currently approximately 6.25%), with a floor of 4.0%.
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
As of June 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.
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
At June 30, 2018, the gross outstanding principle on the Credit Agreement was $1,600, which is presented, net of capitalized debt issuance costs of $163, as net secured short-term line of credit of $1,437.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $158 of interest expense during the three months ended June 30, 2018 and $354 during the three months ended June 30, 2017.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraph above, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $161 recorded during the three months ended June 30, 2018 and $353 recorded during the three months ended June 30, 2017, the Company recorded $319 of total interest expense for the three months ended June 30, 2018 and $707 of total interest expense for the three months ended June 30, 2017.

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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original debt discount amounting to $4,916. The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 8. "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

As of June 30, 2018 and March 31, 2018, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of June 30, 2018
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,056	$3,056
Warrant liability	—	—	2,410	2,410
Total	$—	$—	$5,466	$5,466

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,676	$4,676
Warrant liability	—	—	3,980	3,980
Total	$—	$—	$8,656	$8,656
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$4,676
Change in fair value of convertible note embedded derivative liability	(1,620)
Balance at June 30, 2018	$3,056

Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $1,620 due to the decrease in the Company's closing stock price during the current quarter from $2.01 to $1.51. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,308 due to the increase in the Company's closing stock price from March 31, 2017 to June 30, 2017 from $0.94 to $1.03.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

June 30, 2018
Stock price volatility	65%
Probability of change in control	1.75%
Stock price (per share)	$1.51
Expected term	2.25 years
Risk-free rate (1)	2.51%
Assumed early conversion/exercise price (per share)	$2.73
(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 2-year and 3-year U.S. Treasury securities as of the valuation date.
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$3,980
Change in fair value of warrant liability	(1,570)
Balance at June 30, 2018	$2,410

Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. Due to the Company's closing stock price decreasing during the three months ended June 30, 2018, from $2.01 to $1.51, the Company recorded a gain from change in fair value of the warrant liability of $1,570. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of the warrant liability of $464 due to the increase in the Company's closing stock price from March 31, 2017 to June 30, 2017 from $0.94 to $1.03.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

June 30, 2018
Stock price volatility	65%
Probability of change in control	1.75%
Stock price (per share)	$1.51
Expected term	2.25 years
Risk-free rate (1)	2.51%
Assumed early conversion/exercise price (per share)	$2.73
(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 2-year and 3-year U.S. Treasury securities as of the valuation date.
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 8,093,100 and 9,135,513 remained available for future grants as of June 30, 2018 and March 31, 2018, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,198,425, 388,570, and 232,558, respectively.
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

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2018	9,741,969	$2.08	7.82	$6,286
Granted	1,198,425	1.68
Forfeited / Cancelled	(388,570)	9.59
Exercised	(150,001)	0.79
Options Outstanding, June 30, 2018	10,401,823	1.77	7.99	2,960
Vested and expected to vest (net of estimated forfeitures) at June 30, 2018 (a)	8,549,126	1.88	7.77	2,268
Exercisable, June 30, 2018	4,642,180	$2.43	6.94	$743
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2018 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on June 30, 2018. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at June 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,618	$0.24	1.74	6,618	$0.24
$0.51 - 1.00	2,971,934	$0.73	8.36	555,511	$0.74
$1.01 - 1.50	2,737,634	$1.28	7.97	1,421,057	$1.29
$1.51 - 2.00	1,586,370	$1.65	9.52	197,055	$1.53
$2.01 - 2.50	709,267	$2.22	9.29	122,735	$2.33
$2.51 - 3.00	853,200	$2.61	6.09	809,696	$2.62
$3.51 - 4.00	765,300	$3.96	6.22	765,300	$3.96
$4.01 - 4.50	661,500	$4.15	6.16	657,333	$4.15
$4.51 - 5.00	60,000	$4.65	4.74	60,000	$4.65
$5.01 and over	50,000	$5.89	6.20	46,875	$5.89
	10,401,823			4,642,180
Other information pertaining to stock options for the Stock Plans for the three months ended June 30, 2018 and 2017, as stated in the table below, is as follows:

	June 30,
	2018	2017
Total fair value of options vested	$404	$597
Total intrinsic value of options exercised (a)	$115	$4
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three months ended June 30, 2018 and 2017.

During the three months ended June 30, 2018 and 2017, the Company granted options to purchase 1,198,425 and 326,500 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.68 and $1.00, respectively.
At June 30, 2018 and 2017, there was $2,747 and $3,491 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.31 and 2.07 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the three months ended June 30, 2018 are presented below.

June 30, 2018
Risk-free interest rate	2.79% to 2.85%
Expected life of the options	5.65 to 9.94 years
Expected volatility	66%
Expected dividend yield	—%
Expected forfeitures	29%
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
Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2018 and 2017, which includes both stock options and restricted stock was $548, and $791, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the three months ended June 30, 2018, the Company issued 150,001 shares of common stock for the exercise of employee options.

The following table provides activity for warrants issued and outstanding during the three months ended June 30, 2018:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2018	4,536,857	1.56
Issued	—	—
Exercised	—	—
Expired	(292,857)	3.81
Outstanding as of June 30, 2018	4,244,000	1.40
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
In June 2018, the Company issued 232,558 restricted shares to the Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $400.
With respect to time condition RSAs, the Company expensed $85 during the three months ended June 30, 2018 and $76 during three months ended June 30, 2017, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2018	132,569	1.09
Granted	232,558	1.72
Vested	(66,284)	1.09
Cancelled	—	—
Unvested restricted stock outstanding as of June 30, 2018	298,843	1.58
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of June 30, 2018.
At June 30, 2018, there was $413 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 3.00 years.

12.    Net Loss Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company was in a net loss position for the three months ended June 30, 2017, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share. For the three months ended June 30, 2018, the Company was in a net income position, and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the period of $1.71.
The following table sets forth the computation of net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,
	2018	2017
Net income / (loss)	$1,528	$(4,087)
Weighted-average common shares outstanding, basic	76,204	66,599
Weighted-average common shares outstanding, diluted	79,598	66,599

Basic and diluted net income / (loss) per common share	$0.02	$(0.06)
Common stock equivalents included in net income per diluted share	3,394	—
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	1,033
13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three months ended June 30, 2018, a tax benefit of $36 resulted in an effective tax rate of (6.2)%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three months ended June 30, 2017, a tax expense of $31 resulted in an effective tax rate of (0.7)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rate from 35% to 21% and implementing a territorial tax system. As a result of the valuation allowance against U.S. deferred tax assets and the Company’s U.S. federal and state NOL carryovers, the changes in U.S. tax law have not impacted Company’s annual effective tax rate for the three months ended June 30, 2018.
14.    Commitments and Contingencies
No legal matters or other proceedings requiring disclosure exist at this time.

15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three months ended June 30, 2018 and 2017. Net revenues by geography are based on the billing addresses of our customers.

	Three Months Ended June 30,
	2018	2017
	(Unaudited)
Net revenues
United States and Canada	$15,778	$6,054
Europe, Middle East, and Africa	3,838	1,263
Asia Pacific and China	2,004	6,230
Mexico, Central America, and South America	492	1,606
Consolidated net revenues	$22,112	$15,153

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
The following consolidated financial information includes:
(1) Consolidated balance sheets as of June 30, 2018 and March 31, 2018; consolidated statements of operations for the three months ended June 30, 2018 and 2017; and consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended June 30, 2018 or 2017.

Consolidated Balance Sheet
as of June 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$946	$7,612	$80	$8,638
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $790	—	19,102	244	19,346
Deposits	34	113	4	151
Prepaid expenses and other current assets	349	443	10	802
Current assets held for disposal	—	4,053	340	4,393
Total current assets	1,485	31,498	678	33,661
Property and equipment, net	267	2,435	9	2,711
Deferred tax assets	632	—	—	632
Intangible assets, net	1	895	—	896
Goodwill	1,065	40,201	1,002	42,268
Long-term assets held for disposal	—	—	—	—
TOTAL ASSETS	$3,450	$75,029	$1,689	$80,168
INTERCOMPANY
Intercompany payable / (receivable), net	114,746	(98,385)	(16,361)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,015	$17,285	$(8)	$18,292
Accrued license fees and revenue share	—	11,169	322	11,491
Accrued compensation	489	688	—	1,177
Short-term debt, net of debt issuance costs and discounts of $163	1,437	—	—	1,437
Other current liabilities	1,138	(163)	511	1,486
Current liabilities held for disposal	—	7,610	438	8,048
Total current liabilities	4,079	36,589	1,263	41,931
Convertible notes, net of debt issuance costs and discounts of $1,709	3,991	—	—	3,991
Convertible note embedded derivative liability	3,056	—	—	3,056
Warrant liability	2,410	—	—	2,410
Total liabilities	13,536	36,589	1,263	51,388
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 77,145,980 issued and 76,391,381 outstanding at June 30, 2018.	10	—	—	10
Additional paid-in capital	318,690	—	—	318,690
Treasury stock (754,599 shares at June 30, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	30	(1,491)	1,136	(325)
Accumulated deficit	(214,099)	(58,454)	(17,071)	(289,624)
Total stockholders' equity	104,660	(59,945)	(15,935)	28,780
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,196	$(23,356)	$(14,672)	$80,168

Consolidated Balance Sheet
as of March 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$501	$11,800	$419	$12,720
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $512	—	16,777	273	17,050
Deposits	34	113	4	151
Prepaid expenses and other current assets	330	406	14	750
Current assets held for disposal	—	8,610	143	8,753
Total current assets	1,021	37,881	853	39,755
Property and equipment, net	257	2,485	15	2,757
Deferred tax assets	596	—	—	596
Intangible assets, net	—	1,231	—	1,231
Goodwill	—	41,268	1,000	42,268
TOTAL ASSETS	$1,874	$82,865	$1,868	$86,607
INTERCOMPANY
Intercompany payable / (receivable), net	117,873	(114,234)	(3,639)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,031	$18,841	$23	$19,895
Accrued license fees and revenue share	—	7,989	243	8,232
Accrued compensation	2,285	661	20	2,966
Short-term debt, net of debt issuance costs and discounts of $205	1,445	—	—	1,445
Other current liabilities	911	231	—	1,142
Current liabilities held for disposal	—	12,246	480	12,726
Total current liabilities	5,672	39,968	766	46,406
Convertible notes, net of debt issuance costs and discounts of $1,827	3,873	—	—	3,873
Convertible note embedded derivative liability	3,218	—	—	3,218
Warrant liability	1,076	—	—	1,076
Total liabilities	18,201	39,968	766	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	—	—	10
Additional paid-in capital	318,066	—	—	318,066
Treasury stock (754,599 shares at March 31, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	(15)	(621)	311	(325)
Accumulated deficit	(216,544)	(70,716)	(2,848)	(290,108)
Total stockholders' equity	101,546	(71,337)	(2,537)	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,747	$(31,369)	$(1,771)	$86,607

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended June 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$40,927	$204	$(19,019)	$22,112
Cost of revenues
License fees and revenue share	—	34,145	90	(19,019)	15,216
Other direct cost of revenues	—	507	—	—	507
Total cost of revenues	—	34,652	90	(19,019)	15,723
Gross profit	—	6,275	114	—	6,389
Operating expenses
Product development	90	2,904	115	—	3,109
Sales and marketing	124	1,508	204	—	1,836
General and administrative	1,162	1,490	52	—	2,704
Total operating expenses	1,376	5,902	371	—	7,649
Income / (loss) from operations	(1,376)	373	(257)	—	(1,260)
Interest and other income / (expense), net
Interest income / (expense)	(320)	1	—	—	(319)
Foreign exchange transaction gain / (loss)	—	10	(2)	—	8
Change in fair value of convertible note embedded derivative liability	1,620	—	—	—	1,620
Change in fair value of warrant liability	1,570	—	—	—	1,570
Other income / (expense)	894	(1,016)	(5)	—	(127)
Total interest and other income / (expense), net	3,764	(1,005)	(7)	—	2,752
Income / (loss) from operations before income taxes	2,388	(632)	(264)	—	1,492
Income tax benefit	(36)	—	—	—	(36)
Net income / (loss) from continuing operations, net of taxes	2,424	(632)	(264)	—	1,528

Income / (loss) from operations of discontinued components	(37)	(1,016)	9	—	(1,044)
Net loss from discontinued operations, net of taxes	(37)	(1,016)	9	—	(1,044)
Net income / (loss)	$2,387	$(1,648)	$(255)	$—	$484
Comprehensive income / (loss)	$2,387	$(1,648)	$(255)	$—	$484

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended June 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$27,067	$250	$(12,164)	$15,153
Cost of revenues
License fees and revenue share	—	21,721	35	(12,164)	9,592
Other direct cost of revenues	—	195	214	—	409
Total cost of revenues	—	21,916	249	(12,164)	10,001
Gross profit	—	5,151	1	—	5,152
Operating expenses
Product development	5	2,157	12	—	2,174
Sales and marketing	102	982	53	—	1,137
General and administrative	2,252	1,032	74	—	3,358
Total operating expenses	2,359	4,171	139	—	6,669
Income / (loss) from operations	(2,359)	980	(138)	—	(1,517)
Interest and other income / (expense), net
Interest income / (expense)	(710)	3	—	—	(707)
Foreign exchange transaction loss	—	(63)	—	—	(63)
Change in fair value of convertible note embedded derivative liability	(1,308)	—	—	—	(1,308)
Change in fair value of warrant liability	(464)	—	—	—	(464)
Other income	3	—	—	—	3
Total interest and other income / (expense), net	(2,479)	(60)	—	—	(2,539)
Income / (loss) from continuing operations before income taxes	(4,838)	920	(138)	—	(4,056)
Income tax provision	31	—	—	—	31
Net income / (loss) from continuing operations, net of taxes	(4,869)	920	(138)	—	(4,087)

Loss from operations of discontinued components	—	(44)	(44)	—	(88)
Net loss from discontinued operations, net of taxes	—	(44)	(44)	—	(88)
Net income / (loss)	$(4,869)	$876	$(182)	$—	$(4,175)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(216)	216	—	—
Comprehensive income / (loss)	$(4,869)	$660	$34	$—	$(4,175)

Consolidated Statement of Cash Flows
for the three months ended June 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss)	$2,424	$(632)	$(264)	$1,528
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	8	719	2	729
Change in allowance for doubtful accounts	—	238	40	278
Amortization of debt discount and debt issuance costs	161	—	—	161
Stock-based compensation	463	—	—	463
Stock-based compensation for services rendered	85	—	—	85
Change in fair value of convertible note embedded derivative liability	(1,620)	—	—	(1,620)
Change in fair value of warrant liability	(1,570)	—	—	(1,570)
(Increase) / decrease in assets:
Accounts receivable	—	(2,735)	161	(2,574)
Deferred tax assets	(36)	—	—	(36)
Prepaid expenses and other current assets	(19)	43	(76)	(52)
Increase / (decrease) in liabilities:
Accounts payable	(15)	(1,557)	(31)	(1,603)
Accrued license fees and revenue share	—	3,180	79	3,259
Accrued compensation	(1,784)	34	(31)	(1,781)
Accrued interest	135	—	—	135
Other current liabilities	3,237	(3,114)	86	209
Other non-current liabilities	—	(6)	—	(6)
Cash provided by / (used in) operating activities - continuing operations	1,469	(3,830)	(34)	(2,395)
Cash used in operating activities - discontinued operations	—	(903)	(321)	(1,224)
Net cash provided by / (used in) operating activities	1,469	(4,733)	(355)	(3,619)

Cash flows from investing activities
Capital expenditures	(1,013)	586	16	(411)
Cash provided by / (used in) investing activities - continuing operations	(1,013)	586	16	(411)
Cash used in investing activities - discontinued operations	—	(41)	—	(41)
Net cash provided by / (used in) investing activities	(1,013)	545	16	(452)

Cash flows from financing activities
Options exercised	39	—	—	39
Repayment of debt obligations	(50)	—	—	(50)
Net cash used in financing activities	(11)	—	—	(11)

Net change in cash	445	(4,188)	(339)	(4,082)

Cash and restricted cash, beginning of period	657	11,975	419	13,051

Cash and restricted cash, end of period	$1,102	$7,787	$80	$8,969

Consolidated Statement of Cash Flows
for the three months ended June 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss)	$(4,869)	$920	$(138)	$(4,087)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	34	418	176	628
Change in allowance for doubtful accounts	—	146	—	146
Amortization of debt discount and debt issuance costs	353	—	—	353
Stock-based compensation	715	—	—	715
Stock-based compensation for services rendered	76	—	—	76
Change in fair value of convertible note embedded derivative liability	1,308	—	—	1,308
Change in fair value of warrant liability	464	—	—	464
(Increase) / decrease in assets:
Accounts receivable	—	(2,939)	(180)	(3,119)
Prepaid expenses and other current assets	(52)	(18)	(2)	(72)
Increase / (decrease) in liabilities:
Accounts payable	236	(1,117)	(26)	(907)
Accrued license fees and revenue share	—	2,857	48	2,905
Accrued compensation	—	98	—	98
Accrued interest	344	—	—	344
Other current liabilities	110	(643)	—	(533)
Other non-current liabilities	67	6	—	73
Intercompany movement of cash	(729)	1,061	(332)	—
Cash provided by / (used in) operating activities - continuing operations	(1,943)	789	(454)	(1,608)
Cash provided by / (used in) operating activities - discontinued operations	—	222	(18)	204
Net cash provided by / (used in) operating activities	(1,943)	1,011	(472)	(1,404)

Cash flows from investing activities
Capital expenditures	—	(365)	—	(365)
Cash provided by / (used in) investing activities - continuing operations		(365)	—	(365)
Cash provided by / (used in) investing activities - discontinued operations		(9)		(9)
Net cash used in investing activities	—	(374)	—	(374)

Cash flows from financing activities
Proceeds from short-term borrowings	2,250	—	—	2,250
Payment of debt issuance costs	(320)	—	—	(320)
Options exercised	9	—	—	9
Net cash provided by financing activities	1,939	—	—	1,939

Effect of exchange rate changes on cash	—	(8)	—	(8)

Net change in cash	(4)	629	(472)	153

Cash and restricted cash, beginning of period	413	5,510	557	6,480

Cash and restricted cash, end of period	$409	$6,139	$85	$6,633

17.    Subsequent Events

Discontinued Operations

As previously disclosed on a Current Report on Form 8-K filed on May 1, 2018, the Company entered into a disposition agreements with respect to selected assets owned by its subsidiaries. The transactions have been completed, as described in Note 4, Discontinued Operations. The transaction involving the A&P Agreement was consummated during the quarter ended June 30, 2018, however, the transaction involving the Pay Agreement was consummated shortly after the quarter ended and is therefore a subsequent event.

Pay Transaction

On July 1, 2018, the Company transferred its assets owned by its subsidiary, Digital Turbine Asia Pacific Pty, Ltd. and Digital Turbine Singapore Pte Ltd. (together the, “Pay Seller”), to Chargewave Ptd Ltd (the “Pay Purchaser”). The assets are related to the Company’s Direct Carrier Billing business. In consideration for the assets transferred, the Pay Seller received or will receive license fees, revenue share and equity equivalent rights, as follows:

(1)        Pay Purchaser will pay the Pay Seller license fees, until the Technology Transfer Date, from a range of sources of gross profits related to the contracts transferred, in an amount equal to between zero to 70% of monthly gross profits, with the precise percentage of license fees varying based on the amount of such gross profits per a scale in the Pay Agreement, plus additional amounts for revenues generated from new customer introductions made by Pay Seller after the closing.

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

The foregoing description of the Pay Agreement does not purport to be complete and is qualified in its entirety by reference to the Pay Agreement, which was filed as Exhibit 2.1.1 to the May 1, 2018 Current Report on Form 8-K.

As to the Pay Transaction, other than in respect of the transaction or as disclosed in the May 1, 2018 Current Report on Form 8-K in regard to Jon Mooney, there is no material relationship between the purchaser and the Company, any director or officer of the Company or any associate of any such director or officer. The formula or principle followed in determining the amount of consideration paid and received was negotiations between the parties informed by the Company’s knowledge of the market value of the assets.

Potential SEC Settlement

The Company is in discussions with the staff of the division of enforcement of the SEC to settle the previously disclosed internal control of financial reporting matter.  The general parameters of the proposed settlement are an aggregate fine of $100,000 payable by the Company and an order applicable to the Company to cease and desist from committing or causing any violations and any future violations of Sections 13(a)  and 13(b)(2)(B) of the Exchange Act and Rules 13a-1, 13a-13, and 13a-15, thereunder, which generally relate to maintaining internal controls and filing reports with the SEC.  No settlement is final until approved by the SEC and the Company, and there is no assurance that the matter will settle on these terms or at all.  The Company expects that the resolution of this matter will not have a material impact on its operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, through its subsidiaries, operates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs, and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. The Company operates its business in one reporting segment – Advertising.
The Company's Advertising business consists of Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

•	Other products and professional services directly related to the Ignite platform.
Prior to the sale of the A&P Assets described below under Note 4. Discontinued Operations, the O&O reporting segment also included the A&P Assets as an operating segment within O&O.
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other professional services directly related to the Ignite platform.
Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the app activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life cycle of the device, providing operators additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia-Pacific, India, and Israel.

Disposition of the Content Reporting Segment and A&P Business
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction was completed subsequent to period end on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has determined that is will exit the reporting segment of the business previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that is will exit the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole continuing reporting segment.
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

RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2018	2017	% of Change
	(in thousands, except per share amounts)
Net revenues	$22,112	$15,153	45.9%
License fees and revenue share	15,216	9,592	58.6%
Other direct cost of revenues	507	409	24.0%
Gross profit	6,389	5,152	24.0%
Total operating expenses	7,649	6,669	14.7%
Loss from operations	(1,260)	(1,517)	(16.9)%
Interest income / (expense)	(319)	(707)	(54.9)%
Foreign exchange transaction gain / (loss)	8	(63)	(112.7)%
Change in fair value of convertible note embedded derivative liability	1,620	(1,308)	(223.9)%
Change in fair value of warrant liability	1,570	(464)	(438.4)%
Other income / (expense)	(127)	3	(4,333.3)%
Income / (loss) from continuing operations before income taxes	1,492	(4,056)	(136.8)%
Income tax provision / (benefit)	(36)	31	(216.1)%
Net income / (loss) from continuing operations, net of taxes	1,528	(4,087)	(137.4)%
Net income / (loss)	$484	$(4,175)	(111.6)%
Basic and diluted net income / (loss) per common share	$0.02	$(0.06)	(133.3)%
Weighted-average common shares outstanding, basic	76,204	66,599	14.4%
Weighted-average common shares outstanding, diluted	79,598	66,599	19.5%
Comparison of the three months ended June 30, 2018 and 2017
Net Revenues
During the three months ended June 30, 2018, there was an approximately $6,959 or 45.9% increase in overall revenue as compared to the three months ended June 30, 2017.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three months ended June 30, 2018, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased CPI and CPP revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products.
During the three months ended June 30, 2018, Oath Inc. represented 29.0% of net revenues. During the three months ended June 30, 2017, Oath Inc. represented 20.8% of net revenues, Machine Zone Inc. represented 17.5% of net revenues, and Cheetah Mobile Inc. represented 10.8% of net revenues, respectively.
The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2018, Verizon Wireless, a carrier partner, generated 50.7%, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 37.9% of our net revenue. During the three months ended June 30, 2017, Verizon Wireless, generated 55.9%, while AT&T Inc., a carrier partner, primarily through its Cricket subsidiary, generated 24.2% of our net revenue, respectively.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, could materially harm the Company’s business and prospects. The Company expects to maintain these relationships and does not expect to experience material reductions or delays in operating activity with these customers or partners.

Gross Margin

	Three Months Ended June 30,
	2018	2017	% of Change
	(in thousands)
Gross margin $	$6,389	$5,152	24.0%
Gross margin %	28.9%	34.0%	(15.0)%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $6,389 or 28.9% for the three months ended June 30, 2018 versus approximately $5,152 or 34.0% for the three months ended June 30, 2017. The increase in gross margin dollars of $1,237 or 24.0% is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business. Decrease in gross margin percentage of 15.0% is primarily attributable to higher percentage partner revenue share as certain revenue partners continue to reach volume thresholds.
Operating Expenses

	Three Months Ended June 30,
	2018	2017	% of Change
	(in thousands)
Product development	$3,109	$2,174	43.0%
Sales and marketing	1,836	1,137	61.5%
General and administrative	2,704	3,358	(19.5)%
Total operating expenses	$7,649	$6,669	14.7%
Total operating expenses for the three months ended June 30, 2018 and 2017 were approximately $7,649 and $6,669, respectively, an increase of approximately $980 or 14.7% over the comparative period.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three months ended June 30, 2018 and 2017 were approximately $3,109 and $2,174, respectively, an increase of approximately $935 or 43.0% over the comparative period. The increase in costs over the comparative three-month period was primarily a function of recently hired incremental personnel and hosting expenses associated with development activity.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three months ended June 30, 2018 and 2017 were approximately $1,836 and $1,137, respectively, an increase of approximately $699 or 61.5% over the comparative period. The increase in sales and marketing expenses over the comparative three-month period was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three months ended June 30, 2018 and 2017 were approximately $2,704 and $3,358, respectively, a decrease of approximately $654 or 19.5% over the comparative period. The decrease over the comparative three-month period is primarily attributable to lower legal, accounting, and professional consulting costs.

Interest and Other Income / (Expense)

	Three Months Ended June 30,
	2018	2017	% of Change
	(in thousands)
Interest income / (expense)	$(319)	$(707)	(54.9)%
Foreign exchange transaction gain / (loss)	8	(63)	(112.7)%
Change in fair value of convertible note embedded derivative liability	1,620	(1,308)	(223.9)%
Change in fair value of warrant liability	1,570	(464)	(438.4)%
Other income / (expense)	(127)	3	(4,333.3)%
Total interest and other income / (expense), net	$2,752	$(2,539)	(208.4)%
Total interest and other income / (expense), net, for the three months ended June 30, 2018 and 2017 were approximately $2,752 and $(2,539), respectively, an increase in other income of approximately $5,291 or 208.4% over the comparative period. The increase in other income over the comparative three-month period is primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Interest income consists of interest income earned on our cash. Interest expense, net, is primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt); 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 6.25% (Wall Street Journal Prime Rate + 1.25%); and 3) amortization of debt discount related to the Notes, which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $319 and $707 of interest expense during the three months ended June 30, 2018 and 2017, respectively, inclusive of debt discount and debt issuance cost amortization. The decrease in interest expense is primarily due to lower principle debt outstanding as a function of the conversion of some of our Notes between the comparative periods.
Gain From Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $1,620 due to the decrease in the Company's closing stock price during the current quarter from $2.01 at March 31, 2018 to $1.51 at June 30, 2018. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,308 due to the increase in the Company's closing stock price from March 31, 2017 to June 30, 2017 of $0.94 to $1.03.

Gain From Change in Fair Value of Warrant Liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes to the Initial Purchaser in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net, in the statements of operations.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $1,570 due to the decrease in the Company's closing stock price during the current quarter from $2.01 at March 31, 2018 to $1.51 at June 30, 2018. During the three months ended June 30, 2017, the Company recorded a loss from change in fair value of warrant liability of $464 due to the increase in the Company's closing stock price from March 31, 2017 to June 30, 2017 of $0.94 to $1.03.
Liquidity and Capital Resources
Selected Liquidity Information

	June 30, 2018	March 31, 2018
	(unaudited)
	(in thousands)
Cash	$8,638	$12,720
Restricted cash	331	331

Short-term debt
Short-term debt, net of debt issuance costs of $163 and $205, respectively	1,437	1,445
Total short-term debt	$1,437	$1,445

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,709 and $1,827, respectively	3,991	3,873
Total long-term debt	$3,991	$3,873
Total debt	$5,428	$5,318

Working capital (1)
Current assets	$29,268	$31,002
Current liabilities	33,883	33,680
Working capital (1)	$(4,615)	$(2,678)
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet
Working Capital
Cash and restricted cash totaled approximately $8,969 and $13,051 at June 30, 2018 and March 31, 2018, respectively, a decrease of approximately $4,082 or 31.3%. Current assets including assets held for disposal totaled $33,661 and $39,755 at June 30, 2018 and March 31, 2018, respectively, a decrease of approximately $6,094 or 15.3%. As of June 30, 2018 and March 31, 2018, the Company had approximately $19,346 and $17,050, respectively, in net accounts receivable, an increase of $2,296 or 13.5%. As of June 30, 2018 and March 31, 2018, the Company's working capital deficit was $4,615 and $2,678, respectively, an increase in working capital deficit of $1,937 or 72.3%. The decrease in working capital was primarily attributable to an increase in accrued license fees and revenue share of $3,259 and a decrease in cash of $4,082, offset by an increase in net accounts receivable of $2,296.

Our primary sources of liquidity have historically been issuances of common and preferred stock and debt. As of June 30, 2018, we had cash totaling approximately $8,638.
On September 28, 2016, the Company sold to an investment bank, as initial purchaser, $16,000 principal amount of Notes for net cash proceeds of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by the Company. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, consisting of approximately $3,000 to SVB and $8,000 to NAC, retiring both such debts in their entirety, and will otherwise be used for general corporate purposes and working capital (please refer to Note 8 - Debt for more details).
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime-plus-1.25%, subject to a 4.00% floor, with the prime rate defined as that published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments and restrictions on indebtedness, the Credit Agreement requires the Company to comply with certain financial covenants as described in Note 8 - Debt.
The Company believes that it has sufficient cash and capital resources to operate its business for at least twelve months from the issuance date of this quarterly report on Form 10-Q.

Cash Flow Summary

	Three Months Ended June 30,
	2018	2017	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities - continuing operations	$(2,395)	$(1,608)	48.9%
Capital expenditures	(411)	(365)	12.6%
Proceeds from short-term borrowings	—	2,250	(100.0)%
Payment of debt issuance costs	—	(320)	(100.0)%
Options exercised	39	9	333.3%
Repayment of debt obligations	(50)	—	(100.0)%
Effect of exchange rate changes on cash	—	(8)	(100.0)%

Operating Activities
During the three months ended June 30, 2018 and 2017, the Company's net cash used in operating activities from continuing operations was $2,395 and $1,608, respectively, a negative change of $787 or 48.9%. The increase in net cash used in operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the three months ended June 30, 2018, net cash used in operating activities from continuing operations was $2,395, resulting from a net income of $1,528 offset by net non-cash expenses of $1,474, which included depreciation and amortization expense, change in the allowance for doubtful accounts, amortization of debt discount and debt issuance costs, stock option expense, stock-based compensation related to vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, and change in fair value of warrant liability of approximately $729, $278, $161, $463, $85, $(1,620), and $(1,570), respectively. Net cash used in operating activities during the three months ended June 30, 2018 was also impacted by the change in net working capital accounts as of June 30, 2018 compared to March 31, 2018, with a net increase in liabilities of approximately $213 (inclusive of accounts payable, accrued interest, accrued license fees and revenue share, accrued compensation, and other liabilities) offset by a net increase in current assets of approximately $2,662 (inclusive of accounts receivable and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital liabilities of $219 was driven primarily by the decrease in accounts payable and accrued compensation, offset by increases in accrued interest, accrued license fees and revenue share mostly due to the timing of payments to our carrier partners, and other current liabilities. The net increase in working capital assets was driven primarily by the increase in accounts receivable of $2,574, mostly due to the timing of payments from our advertising and content customers.
Investing Activities
For the three months ended June 30, 2018 and 2017, net cash used in investing activities from continuing operations was approximately $411 and $365, respectively, which is comprised of capital expenditures related mostly to internally developed software.
Financing Activities
For the three months ended June 30, 2018, net cash used in financing activities was approximately $11, inclusive of $39 in proceeds from the exercise of stock options offset by cash paid for the settlement of debt of $50. For the three months ended June 30, 2017, net cash provided by financing activities was approximately $1,939, primarily due to proceeds from short-term borrowings of $2,250 and proceeds from the exercise of stock options of $9, offset by the payment of $320 in debt issuance costs.
As of June 30, 2018, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$5,700	$—	$5,700	$—	$—
Operating leases (b)	5,811	1,217	2,014	1,776	804
Employment agreements and other obligations (c)	1,500	625	875	—	—
Interest and bank fees	1,403	590	813	—	—
Uncertain tax positions (d)	—	—	—	—	—
Total contractual cash obligations	$14,414	$2,432	$9,402	$1,776	$804
(a) Convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) Consists of various employment agreements and severance agreements.
(d) We have approximately $917 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended March 31, 2018.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. As a result, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1 (A). Risk Factors
Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, for the year ended March 31, 2018.
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
Dated: August 9, 2018
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: August 9, 2018
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)