Form 10-Q
period 2018-09-30
Digital Turbine, Inc.
filed 2018-11-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
(512) 387-7717
(Registrant’s Telephone Number, Including Area Code)

N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of October 26, 2018, the Company had 77,656,526 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2018

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$8,349	$12,720
Restricted cash	431	331
Accounts receivable, net of allowances of $866 and $512, respectively	20,862	17,050
Deposits	152	151
Prepaid expenses and other current assets	716	750
Current assets held for disposal	3,672	8,753
Total current assets	34,182	39,755
Property and equipment, net	3,053	2,757
Deferred tax assets	655	596
Intangible assets, net	561	1,231
Goodwill	42,266	42,268
TOTAL ASSETS	$80,717	$86,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,752	$19,895
Accrued license fees and revenue share	5,717	8,232
Accrued compensation	581	2,966
Short-term debt, net of debt issuance costs of $120 and $205, respectively	1,480	1,445
Other current liabilities	1,477	1,142
Current liabilities held for disposal	5,915	12,726
Total current liabilities	41,922	46,406
Convertible notes, net of debt issuance costs and discounts of $1,482 and $1,827, respectively	3,418	3,873
Convertible note embedded derivative liability	1,728	4,676
Warrant liability	1,484	3,980
Total liabilities	48,552	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 78,214,570 issued and 77,480,114 outstanding at September 30, 2018; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	10
Additional paid-in capital	320,361	318,066
Treasury stock (754,599 shares at September 30, 2018 and March 31, 2018)	(71)	(71)
Accumulated other comprehensive loss	(323)	(325)
Accumulated deficit	(287,912)	(290,108)
Total stockholders' equity	32,165	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,717	$86,607
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net revenues	$23,854	$15,905	$45,966	$31,058
Cost of revenues
License fees and revenue share	15,802	9,865	31,018	19,457
Other direct cost of revenues	508	430	1,015	839
Total cost of revenues	16,310	10,295	32,033	20,296
Gross profit	7,544	5,610	13,933	10,762
Operating expenses
Product development	2,637	2,241	5,746	4,415
Sales and marketing	1,913	1,284	3,749	2,421
General and administrative	2,679	3,551	5,383	6,909
Total operating expenses	7,229	7,076	14,878	13,745
Income / (loss) from operations	315	(1,466)	(945)	(2,983)
Interest and other income / (expense), net
Interest expense	(135)	(662)	(454)	(1,369)
Foreign exchange transaction gain / (loss)	1	(47)	9	(110)
Change in fair value of convertible note embedded derivative liability	952	(3,344)	2,572	(4,652)
Change in fair value of warrant liability	926	(1,164)	2,496	(1,628)
Loss on extinguishment of debt	(15)	(882)	(15)	(882)
Other income / (expense)	1	78	(126)	81
Total interest and other income / (expense), net	1,730	(6,021)	4,482	(8,560)
Income / (loss) from continuing operations before income taxes	2,045	(7,487)	3,537	(11,543)
Income tax benefit	(23)	(884)	(59)	(853)
Net income / (loss) from continuing operations, net of taxes	2,068	(6,603)	3,596	(10,690)
Income / (loss) from discontinued operations	(356)	145	(1,400)	57
Net income / (loss) from discontinued operations, net of taxes	(356)	145	(1,400)	57
Net income / (loss)	$1,712	$(6,458)	$2,196	$(10,633)
Foreign currency translation adjustment	—	(5)	—	(5)
Comprehensive income / (loss)	$1,712	$(6,463)	$2,196	$(10,638)
Basic and diluted net income / (loss) per common share
Continuing operations	0.03	(0.10)	0.05	(0.16)
Discontinued operations	(0.01)	—	(0.02)	—
Net income / (loss)	0.02	(0.10)	0.03	(0.16)
Weighted-average common shares outstanding, basic	77,193	66,846	76,644	66,723
Weighted-average common shares outstanding, diluted	78,780	66,846	79,019	66,723
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended September 30,
	2018	2017
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$3,596	$(10,690)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,436	1,289
Loss on disposal of fixed assets	—	—
Change in allowance for doubtful accounts	354	204
Amortization of debt discount and debt issuance costs	188	680
Stock-based compensation	942	1,360
Stock-based compensation for services rendered	208	150
Change in fair value of convertible note embedded derivative liability	(2,572)	4,652
Change in fair value of warrant liability	(2,496)	1,628
Loss on extinguishment of debt	15	882
(Increase) / decrease in assets:
Accounts receivable	(4,166)	(5,482)
Deposits	—	4
Deferred tax assets	(59)	(336)
Prepaid expenses and other current assets	33	52
Increase / (decrease) in liabilities:
Accounts payable	6,857	4,699
Accrued license fees and revenue share	(2,515)	828
Accrued compensation	(2,378)	665
Accrued interest	3	(24)
Other current liabilities	408	(73)
Other non-current liabilities	(11)	(529)
Net cash used in operating activities - continuing operations	(157)	(41)
Net cash used in operating activities - discontinued operations	(3,098)	(1,339)
Net cash used in operating activities	(3,255)	(1,380)

Cash flows from investing activities
Capital expenditures	(1,085)	(748)
Net cash used in investing activities - continuing operations	(1,085)	(748)
Net cash used in investing activities - discontinued operations	(41)	(75)
Net cash used in investing activities	(1,126)	(823)

Cash flows from financing activities
Proceeds from short-term borrowings	—	2,500
Options exercised	160	19
Repayment of debt obligations	(50)	(247)
Payment of debt issuance costs	—	(346)
Net cash provided by financing activities	110	1,926

Effect of exchange rate changes on cash	—	(5)

Net change in cash	(4,271)	(282)

Cash and restricted cash, beginning of period	13,051	6,480

Cash and restricted cash, end of period	$8,780	$6,198

Supplemental disclosure of cash flow information
Interest paid	$264	$283
Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$948	$7,187
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. The Company currently operates one reporting segment – Advertising.
The Company's Advertising business consists of Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

•	Other products and professional services directly related to the Ignite platform.
Prior to the sale of the A&P Assets described below under Note 4. "Discontinued Operations", the O&O reporting segment also included the A&P Assets as an operating segment within O&O.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; Sydney, Australia; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”), which we acquired on March 6, 2015. We refer to all the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of September 30, 2018, we had cash and restricted cash totaling approximately $8,780.
On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay and retire indebtedness, and will otherwise be used for general corporate purposes and working capital. Please refer to Note 8. "Debt" for more details.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. Please refer to Note 8. "Debt" for more details.
The Company anticipates that its primary sources of liquidity will continue to be cash on hand, cash provided by operations, and the remaining credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the indenture for the Notes and the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2018, the results of its operations and corresponding comprehensive loss for the three and six months ended September 30, 2018 and 2017, and its cash flows for the six months ended September 30, 2018 and 2017. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.
The significant accounting policies and recent accounting pronouncements were described in Note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes in or updates to the accounting policies since March 31, 2018. Only significant new accounting pronouncements, pertinent to the Company, issued and adopted subsequent to the issuance of our Annual Report are described below. Accounting pronouncements issued and adopted not described in either the Annual Report or in this quarterly report have been determined to either not apply or to have an immaterial impact on our business and related disclosures.
Recently Issued Accounting Pronouncements
In August 2018, the Financial Acconting Standards Board ("FASB") issued Accounting Standard Update 2018-13: Fair Value Measurement (Topic 820). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as a result of the FASB’s final deliberations of the financial reporting concepts pursuant to the March 4, 2014 issued FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, as they relate to fair value measurement disclosures. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted upon its issuance. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt ASU 2018-13 during the quarter ended June 30, 2019, and is currently assessing the impact of the future adoption of this standard on its consolidated results of operations, financial condition and cash flows.
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
Accounting Pronouncements Adopted During the Period
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral resulted in the new revenue standard being effective for the Company for fiscal years, and interim periods within those years, beginning April 1, 2018. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach, and the Company has elected to use the modified retrospective approach. FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company has adopted ASU 2014-09, and its related clarifying amendments (collectively known as ASC 606), effective on April 1, 2018. Please see section included below within Note 3 titled "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Revenue from Contracts with Customers
The Company adopted ASC 606 on April 1, 2018, and ASC 606 is effective from the period beginning April 1, 2016 using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2017 reflect the application of ASC 606 guidance while the reported results for 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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
5) Recognize revenue when or as the Company satisfies a performance obligation
The Company satisfies performance obligations at a point in time as discussed in further detail under "Disaggregation of Revenue" below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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
Carriers and OEMs
The Company generally offers these services under a vendor contract revenue share model or under a customer contract per device license fee model with carriers and OEMs two to four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to the SaaS platform, hosting fees, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently with all other promised service over the contract term and, as such, has concluded these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. Consideration for the Company’s license arrangements consist of fixed and usage based fees, invoiced monthly or quarterly. The Company's contracts do not include advance non-refundable fees. Monthly license fees are based on the number of devices on a per device license fee basis. Monthly hosting and maintenance fees are generally fixed. These monthly fees are subject to a service level agreement ("SLA"), which requires that the services are available to the customer based on a predefined performance criteria. If the services do not meet these criteria, monthly fees are subject to adjustment or refund. The Company satisfies its performance obligation by providing access to its SaaS platform over time and processing transactions. For non-usage based fees, the period of time over which the Company performs its obligations is inherently commensurate with the contract term. The performance obligation is recognized on time elapsed basis, by month for which the services are provided. For usage-based fees, revenue is recognized in the month in which the Company provides the usage to the customer.

Third-Party Advertisers
The Company generally offers these services under a customer contract Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of applications through partner networks, defined as carriers or OEMs, to home screens of devices. The Company has concluded that the delivery of the advertisers application is delivered at a point in time and, as such, has concluded these deliveries are a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of applications delivered at a specified price per application. For applications delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer.
Professional Services
The Company offers professional services that support the implementation of its Ignite platform for carriers and OEMs, including technology development and integration services. These contracts generally include delivery and integration of the technology development product and revenue recognized when formal acceptance is confirmed by the customer. Services are billed in one lump sum. For the majority of these contracts, for which the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets,” net of any long-term portion included in “other non-current assets." The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit. These costs are periodically reviewed for impairment. The Company has evaluated related activity in prior periods and have determined the costs to obtain a contract to be immaterial and do not require disclosure.
The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs, which are classified in “prepaid expenses and other current assets,” net of any long term portion included in “other non-current assets,” principally relate to direct costs that enhance resources under the Company’s demand response contracts that will be used in satisfying future performance obligations. The Company has evaluated related activity in prior periods and have determined the costs to fulfill a contract to be immaterial and do not require disclosure.

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. After applying the new guidance to all contracts with customers that were not completed as of April 1, 2017, the Company has determined no changes in revenues or contract costs for which an adjustment would be required to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the Company determined that the impact of adoption was not material and that no adjustments would need to be made to accounts to the consolidated balance sheet as of April 1, 2017.
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

The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of September 30, 2018, one major customer represented approximately 41.4% of the Company’s net accounts receivable balance. As of March 31, 2018, one major customer represented 28.3% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and six months ended September 30, 2018, Oath Inc. represented 39.0% and 32.7% of net revenues, respectively. During the three and six months ended September 30, 2017, Oath Inc. represented 25.0% and 22.9% of net revenues, respectively, Machine Zone, Inc. represented 13.0% and 15.2% of net revenues, respectively, and Cheetah Mobile Inc represented 10.1% and 10.4% of net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2018, Verizon Wireless, a carrier partner, generated 49.7% and 50.2%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.8% and 38.3%, respectively, of our net revenues. During the three and six months ended September 30, 2017, Verizon Wireless, generated 54.2% and 55.4%, respectively, while AT&T Inc., including its Cricket subsidiary, generated 29.5% and 26.8%, respectively, of our net revenues.
There is no assurance that the Company will continue to receive significant revenues from any of these or from other large customers. A reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or a termination of agreements with significant customers, could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentrations, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company's significant customers.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates that impact the reported amounts in the consolidated financial statements and accompanying notes. These estimates are recurring in nature and relate to transactions occurring in the normal course of business. In the opinion of management, these are appropriate estimates for arrangements to be settled at a later date based on the facts and circumstances available at the time of filing. Actual results could differ materially from those estimates.
4.    Discontinued Operations
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally-owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has determined that it will exit the segment of the business previously referred to as the Content business.

In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of September 30, 2018, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the amounts recorded are not collectible due to disputes surrounding the content delivered, the related payables would also be withheld. At this time, the Company does not have enough information to reasonably estimate which receivables and payables, if any, may be uncollectable. The total net exposure to the Company if all of the remaining receivables and payables are determined to be uncollectable is approximately $931. These assets and liabilities remain on our books as a component of discontinued operations as of September 30, 2018.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the three months ended June 30, 2018.
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
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net revenues	$7	$11,986	$3,877	$22,953
Total cost of revenues	(4)	10,234	3,070	19,736
Gross profit	11	1,752	807	3,217
Product development	95	596	666	1,180
Sales and marketing	116	404	343	825
General and administrative	142	537	1,052	1,003
Income / (loss) from operations	(342)	215	(1,254)	209
Interest and other income / (expense), net	(14)	(70)	(146)	(152)
Net income / (loss) from discontinued operations, net of taxes	$(356)	$145	$(1,400)	$57
Comprehensive income / (loss)	$(356)	$145	$(1,400)	$57
Basic and diluted net loss per common share	—	—	(0.02)	—
Weighted-average common shares outstanding, basic	77,193	66,846	76,644	66,723
Weighted-average common shares outstanding, diluted	78,780	66,846	79,019	66,723
Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $209 and $578, respectively	$3,156	$8,013
Property and equipment, net	270	377
Goodwill	—	309
Prepaid expenses and other current assets	246	54
Current assets held for disposal	3,672	8,753
Total assets held for disposal	$3,672	$8,753

Liabilities held for disposal
Accounts payable	$4,432	$8,789
Accrued license fees and revenue share	1,124	3,059
Accrued compensation	299	529
Other current liabilities	60	349
Current liabilities held for disposal	5,915	12,726
Total liabilities held for disposal	$5,915	$12,726

Assets and liabilities held for disposal as of September 30, 2018 and March 31, 2018 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Six months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss) from discontinued operations, net of taxes	$(1,400)	$57
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	519
Change in allowance for doubtful accounts	(369)	31
Stock-based compensation	37	119
Loss on disposal of fixed assets	—	—
(Increase) / decrease in assets:
Accounts receivable	5,328	(1,986)
Goodwill	309	—
Prepaid expenses and other current assets	(406)	14
Increase / (decrease) in liabilities:
Accounts payable	(4,357)	(1,290)
Accrued license fees and revenue share	(1,935)	1,084
Accrued compensation	(230)	138
Other current liabilities	(289)	(25)
Cash used in operating activities	(3,098)	(1,339)

Cash flows from investing activities
Capital expenditures	(41)	(75)
Cash used in investing activities	(41)	(75)

Cash used in discontinued operations	$(3,139)	$(1,414)

5.    Accounts Receivable

	September 30, 2018	March 31, 2018
	(Unaudited)
Billed	$13,794	$9,172
Unbilled	7,934	8,390
Allowance for doubtful accounts	(866)	(512)
Accounts receivable, net	$20,862	$17,050
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of September 30, 2018 and March 31, 2018 are expected to be billed and collected within twelve months.
The Company recorded $81 and $170 of bad debt expense during the three and six months ended September 30, 2018, respectively, and $101 and $165 of bad debt expense during the three and six months ended September 30, 2017, respectively.

6.    Property and Equipment

	September 30, 2018	March 31, 2018
	(Unaudited)
Computer-related equipment	$5,994	$5,464
Furniture and fixtures	116	115
Leasehold improvements	412	166
Property and equipment, gross	6,522	5,745
Accumulated depreciation	(3,469)	(2,988)
Property and equipment, net	$3,053	$2,757
Depreciation expense was $371 and $765 for the three and six months ended September 30, 2018, respectively, and $292 and $544 for the three and six months ended September 30, 2017, respectively. Depreciation expense for the three and six months ended September 30, 2018 includes $199 and $421, respectively, related to internal-use assets included in General and Administrative Expense and $172 and $344, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense for the three and six months ended September 30, 2017 includes $231 and $450, respectively, related to internal-use assets included in General and Administrative Expense and $61 and $94, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
7.    Intangible Assets
The components of intangible assets at September 30, 2018 and March 31, 2018 were as follows:

	As of September 30, 2018
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$5,826	$(5,265)	$561
Total	$5,826	$(5,265)	$561

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,595)	$1,231
Total	$5,826	$(4,595)	$1,231
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; since all of our acquired intangible assets are directly attributable to revenue-generating activities, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $336 and $671 during the three and six months ended September 30, 2018, respectively, and $369 and $745 during the three and six months ended September 30, 2017, respectively.

Based on the amortizable intangible assets as of September 30, 2018, we estimate amortization expense for the next five years to be as follows:

Year Ending March 31,	Amortization Expense
2019	$1,231
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$1,231
8.    Debt

	September 30, 2018	March 31, 2018
	(Unaudited)
Short-term debt
Short-term debt, net of debt issuance costs of $120 and $205, respectively	$1,480	$1,445
Total short-term debt	$1,480	$1,445

	September 30, 2018	March 31, 2018
	(Unaudited)
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,482 and $1,827, respectively	$3,418	$3,873
Total long-term debt	$3,418	$3,873

Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser"), $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020 (the "Notes"), unless converted, repurchased or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt at $11,084, the convertible note embedded derivative liability at $3,693 (see Note 9. "Fair Value Measurements" for more information), and the warrant liability at $1,223 (see Note 8. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 9. "Fair Value Measurements" for more information), and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original issue debt discount amounting to $4,916. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company has recorded these costs as a direct reduction to the face value of the Notes and will amortize this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the three months ended December 31, 2016, the Company further incurred $212 in costs directly associated with the issuance of the Notes, for the preparation and filing of a registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the Indenture (as defined below). The convertible notes will remain on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. If we or the note holders elect not to settle the debt through conversion, we must settle the Notes at face value. Therefore, the liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations and comprehensive loss through the Notes maturity date.
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
Without stockholder approval, as required by NASDAQ rules, the Company would not have the right to issue shares of common stock as payment of the Early Conversion Payment, if the aggregate number of shares issued (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of the conversion date (or the "Notes Exchange Cap"). In such case, the Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Notes Exchange Cap. The required stockholder approval was originally obtained at our annual meeting of stockholders held in January 2017. Due to the supplemental indenture entered in May 2017, a new stockholder approval was required to issue shares in excess of the Notes Exchange Cap, and such new stockholder approval was obtained at our annual meeting of stockholders held in January 2018. Please see the proxy statement for our 2018 annual meeting of stockholders for more information about the effect of the stockholder approval and our ability to issue shares of stock to satisfy our obligations under the Indenture and the warrants issued in connection with the Notes.

The Company may redeem the Notes, for cash, in whole or in part, at any time after September 23, 2018, at a redemption price equal to $1 per $1 principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, plus an additional payment (payable in cash or stock) equivalent to the amount of, and subject to equivalent terms and conditions applicable for, an Early Conversion Payment had the notes been converted on the date of redemption, if (1) the closing price of our common shares on the NASDAQ Capital Market has exceeded 200% of the conversion price then in effect (but disregarding the effect on such price from certain anti-dilution adjustments) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which we provide the redemption notice, (2) for the 15 consecutive trading days following the last trading day on which the closing price of our common shares was equal to or greater than 200% of the conversion price in effect (but disregarding the effect on such price from certain anti-dilution adjustments) on such trading day for the purpose of the foregoing clause, the closing price of our common shares remains equal to or greater than 150% of the conversion price in effect (but disregarding the effect on such price from certain anti-dilution adjustments) on the given trading day, and (3) we are in compliance with certain other equity-related conditions as set forth in the Indenture.
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

•
the Common Stock (or other Capital Stock into which the Notes are then convertible pursuant to the terms of this Indenture) ceases to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market, The NASDAQ Global Market, The NASDAQ Capital Market, or The NYSE MKT (or their respective successors) (each, an “ Eligible Market ”).

Subject to limited exceptions, the Indenture prohibits us from incurring additional indebtedness at any time while the Notes remain outstanding.
Each purchaser of the Notes also received warrants to purchase 256.60 shares of the Company's common stock for each $1 in Notes purchased, or up to 4,105,600 warrants in aggregate, in addition to the 250,000 warrants issued to the initial purchaser, as described above. The warrants were issued under a Warrant Agreement (the "Warrant Agreement"), dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association as the warrant agent.

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
In May 2017, the Company entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, which provided for a 30-day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
During fiscal year 2018, holders of $10,300 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt, net of debt discount and capitalized debt issuance costs of $2,591 and $1,019, respectively, was extinguished for a net debt extinguishment of $6,690. In total, 8,624,445 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $14,238 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $1,785 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished, as calculated on the respective conversion dates.
During the six months ended September 30, 2018, holders of $800 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt, net of debt discount and capitalized debt issuance costs of $174 and $68, respectively, was extinguished for a net debt extinguishment of $558. In total, 670,878 shares of common stock were issued to settle these positions. This resulted in an adjustment of approximately $948 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $15 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished, as calculated on the respective conversion dates. See Note 9. "Fair Value Measurements" for more information.
As of September 30, 2018, the outstanding principal on the Notes was $4,900, the unamortized debt issuance costs and debt discount in aggregate was $1,482, and the net carrying amount of the Notes was $3,418, which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $27 and $188 of aggregate debt discount and debt issuance cost amortization during the three and six months ended September 30, 2018, respectively, and $327 and $680 during the three and six months ended September 30, 2017, respectively.

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
The obligations under the Credit Agreement are secured by a perfected first-position security interest in all assets of the Company and its subsidiaries, subject to partial (65%) pledges of stock of non-US subsidiaries. The Company’s subsidiaries Digital Turbine USA and DT Media are co-borrowers.
In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants, measured on a monthly basis:
(1) Maintain a Current Ratio of at least 0.65, defined as unrestricted cash plus accounts receivable divided by all current liabilities.
(2) Revenue must exceed 85% of projected quarterly revenue.
As of September 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.
The Credit Agreement required that at least two-thirds (2/3rds) of the holders of the Notes at all times be subject to subordination agreements with the Bank. The Company obtained the consent of the holders of at least two-thirds (2/3rds) of the Notes, which were held by a small number of institutional investors. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement. The Supplemental Indenture and Warrant Amendment provided for a 30-day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
The Credit Agreement contains other customary covenants, representations, indemnities, and events of default.
At September 30, 2018, the gross outstanding principal on the Credit Agreement was $1,600, which is presented, net of capitalized debt issuance costs of $120, as net secured short-term line of credit of $1,480.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $108 and $266 of interest expense during the three and six months ended September 30, 2018, respectively, and $335 and $689 during the three and six months ended September 30, 2017, respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraphs above, are reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $27 and $188 recorded during the three and six months ended September 30, 2018, respectively, and $327 and $680 recorded during the three and six months ended September 30, 2017, respectively, the Company recorded $135 and $454 of total interest expense for the three and six months ended September 30, 2018, respectively, and $662 and $1,369 of total interest expense for the three and six months ended September 30, 2017, respectively.

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
The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.
As of September 30, 2018 and March 31, 2018, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of September 30, 2018
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$1,728	$1,728
Warrant liability	—	—	1,484	1,484
Total	$—	$—	$3,212	$3,212

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,676	$4,676
Warrant liability	—	—	3,980	3,980
Total	$—	$—	$8,656	$8,656

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
The convertible note embedded derivative liability represents the fair value of the conversion option, fundamental change provision, and "make-whole interest" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the convertible notes. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the derivative liability using a lattice approach that incorporates a Monte Carlo simulation valuation model. A Monte Carlo simulation valuation model considers the Company's future stock price, stock price volatility, probability of a change of control, and the trading information of the Company's common stock into which the notes are or may become convertible. The Company marks the derivative liability to market at the end of each reporting period due to the conversion price not being indexed to the Company's own stock.
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$4,676
Change in fair value of convertible note embedded derivative liability	(2,572)
Derecognition on extinguishment or conversion	(376)
Balance at September 30, 2018	$1,728
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $952 and $2,572, respectively, due to the decrease in the Company's closing stock price during the current quarter from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24. During the three and six months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $3,344 and $4,652, respectively, due to the increase in the Company's closing stock price during the three months ended September 30, 2017 from $1.03 to $1.51 and during the six months ended September 30, 2017 from $0.94 to $1.51.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include the following amounts:

September 30, 2018
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$1.24
Expected term	2.00 years
Risk-free rate (1)	2.77%
Assumed early conversion/exercise price (per share)	$2.73

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
Changes in the fair value of the warrant liability are primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated Consolidated Statements of Operations as “Change in fair value of warrant liability.”
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$3,980
Change in fair value of warrant liability	(2,496)
Balance at September 30, 2018	$1,484
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $926 and $2,496, respectively, due to the decrease in the Company's closing stock price during the current quarter from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24. During the three and six months ended September 30, 2017, the Company recorded a loss from change in fair value of warrant liability of $1,164 and $1,628, respectively, due to the increase in the Company's closing stock price during the three months ended September 30, 2017 from $1.03 to $1.51 and during the six months ended September 30, 2017 from $0.94 to $1.51.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

September 30, 2018
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$1.24
Expected term	2.00 years
Risk-free rate (1)	2.77%
Assumed early conversion/exercise price (per share)	$2.73
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
10.    Description of Stock Plans
Employee Stock Plan
The Company is currently issuing stock awards under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. No future grants will be made under the previous plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). The 2011 Plan and 2007 Plan are collectively referred to as "Digital Turbine's Incentive Plans." In the year ended March 31, 2015, in connection with the acquisition of Appia (i.e., DT Media), the Company assumed the Appia, Inc. 2008 Stock Incentive Plan (the “Appia Plan”). Digital Turbine’s Incentive Plans and the Appia Plan are all collectively referred to as the “Stock Plans.”
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 8,320,739 and 9,135,513 remained available for future grants as of September 30, 2018 and March 31, 2018, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,240,425, 964,863, and 539,213, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2018	9,741,969	$2.08	7.82	$6,286
Granted	1,240,425	1.67
Forfeited / Cancelled	(964,863)	4.71
Exercised	(261,201)	0.88
Options Outstanding, September 30, 2018	9,756,330	1.80	6.64	380
Vested and expected to vest (net of estimated forfeitures) at September 30, 2018 (a)	8,298,074	1.89	7.44	1,205
Exercisable, September 30, 2018	4,836,214	$2.37	6.64	$381
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2018 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2018. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at September 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	1.48	6,204	$0.24
$0.51 - 1.00	2,696,614	$0.73	8.08	582,288	$0.75
$1.01 - 1.50	2,567,615	$1.28	7.68	1,517,113	$1.28
$1.51 - 2.00	1,534,339	$1.65	9.23	309,398	$1.58
$2.01 - 2.50	597,766	$2.18	9.37	67,419	$2.04
$2.51 - 3.00	827,992	$2.61	5.63	827,992	$2.61
$3.51 - 4.00	757,800	$3.96	5.84	757,800	$3.96
$4.01 - 4.50	658,000	$4.15	5.53	658,000	$4.15
$4.51 - 5.00	60,000	$4.65	4.49	60,000	$4.65
$5.01 and over	50,000	$5.89	5.95	50,000	$5.89
	9,756,330			4,836,214
Other information pertaining to stock options for the Stock Plans for the six months ended September 30, 2018 and 2017, as stated in the table below, is as follows:

	September 30,
	2018	2017
Total fair value of options vested	$855	$1,461
Total intrinsic value of options exercised (a)	$162	$9
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2018 and 2017.
During the six months ended September 30, 2018 and 2017, the Company granted options to purchase 1,240,425 and 872,000 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.67 and $1.06, respectively.
At September 30, 2018 and 2017, there was $3,417 and $3,254 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.23 and 2.02 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the six months ended September 30, 2018 are presented below.

September 30, 2018
Risk-free interest rate	2.79% to 3.04%
Expected life of the options	5.62 to 9.69 years
Expected volatility	66%
Expected dividend yield	—%
Expected forfeitures	29%

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
Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2018 and 2017, which includes both stock options and restricted stock, was $602 and $1,150, respectively, and $719 and $1,510, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
11.    Capital Stock Transactions
Preferred Stock
There are 2,000,000 shares of Series A Convertible Preferred Stock, $0.0001 par value per share (“Series A”), authorized and 100,000 shares of Series A issued and outstanding, which are currently convertible into 20,000 shares of common stock. The Series A holders are entitled to: (1) vote on an equal per-share basis as common stock, (2) dividends paid to the common stock holders on an if-converted basis and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an if-converted basis.
Common Stock and Warrants
For the six months ended September 30, 2018, the Company issued 261,201 shares of common stock for the exercise of employee options.
The following table provides activity for warrants issued and outstanding during the six months ended September 30, 2018:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2018	4,536,857	1.56
Expired	(412,857)	3.43
Outstanding as of September 30, 2018	4,124,000	1.37
Restricted Stock Agreements
From time to time, the Company enters into restricted stock agreements (“RSAs”) with certain employees, directors, and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 19, 2014 and June 25, 2014, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.

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
In June 2018, the Company issued 232,558 restricted shares to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $400.
In August 2018, the Company issued 306,655 restricted shares to its Board of Directors for their next annual service period. The shares vest quarterly over one year. The fair value of the shares on the date of issuance was $426.
With respect to time condition RSAs, the Company expensed $123 and $208 during the three and six months ended September 30, 2018, respectively, and $74 and $150 during the three and six months ended September 30, 2017, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2018	132,569	1.09
Granted	539,213	1.53
Vested	(132,569)	1.09
Unvested restricted stock outstanding as of September 30, 2018	539,213	1.53
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of September 30, 2018.
At September 30, 2018, there was $723 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 1.60 years.

12.    Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company had net losses. Because the Company was in a net loss position for the three and six months ended September 30, 2017, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share. For the three and six months ended September 30, 2018, the Company was in a net income position, and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the period of $1.39 and $1.55, respectively.
The following table sets forth the computation of net income (loss) per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income / (loss) from continuing operations, net of taxes	$2,068	$(6,603)	$3,596	$(10,690)
Weighted-average common shares outstanding, basic	77,193	66,846	76,644	66,723
Weighted-average common shares outstanding, diluted	78,780	66,846	79,019	66,723
Basic and diluted net income / (loss) per common share	$0.03	$(0.10)	$0.05	$(0.16)
Common stock equivalents included in net income per diluted share	1,587	—	2,375	—
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	1,428	—	1,238
13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2018, a tax benefit of $23 and $59, respectively, resulted in an effective tax rate of (1.3)% and (2.7)%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and six months ended September 30, 2017, a tax benefit of $884 and $853, respectively, resulted in an effective tax rate of (12.0)% and (7.4)%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the quarter is largely due to changes resulting from the finalization of the transfer pricing study.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rate from 35% to 21% and implementing a territorial tax system. As a result of the valuation allowance against U.S. deferred tax assets and the Company’s U.S. federal and state NOL carryovers, the changes in U.S. tax law have not impacted the Company’s annual effective tax rate for the three and six months ended September 30, 2018.
14.    Commitments and Contingencies
No legal matters or other proceedings requiring disclosure exist at this time.

15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three and six months ended September 30, 2018 and 2017. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended September 30,
	2018	2017
	(Unaudited)
Net revenues
United States and Canada	$17,141	$8,780
Europe, Middle East, and Africa	3,246	1,234
Asia Pacific and China	2,393	5,070
Mexico, Central America, and South America	1,074	821
Consolidated net revenues	$23,854	$15,905

	Six months ended September 30,
	2018	2017
	(Unaudited)
Net revenues
United States and Canada	$32,919	$14,834
Europe, Middle East, and Africa	7,084	2,497
Asia Pacific and China	4,397	11,300
Mexico, Central America, and South America	1,566	2,427
Consolidated net revenues	$45,966	$31,058

16.    Guarantor and Non-Guarantor Financial Statements
On September 28, 2016, the Company sold to the Initial Purchaser $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased, or redeemed in accordance with their terms prior to such date. The Notes were issued under the Indenture, as amended and supplemented to date, between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically, DT USA, DT Media, DT EMEA, and DT APAC. Given the Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis by four of the wholly-owned subsidiaries of the Company, the Company is required by SEC Reg S-X 210.3-10 to include, in a footnote, consolidating financial information for the same periods with a separate column for:

•	The parent company;

•	The subsidiary guarantors on a combined basis;

•	Any other subsidiaries of the parent company on a combined basis;

•	Consolidating adjustments; and

•	The total consolidated amounts.
The following consolidated financial information includes:
(1) Consolidated balance sheets as of September 30, 2018 and March 31, 2018; consolidated statements of operations for the three and six months ended September 30, 2018 and 2017; and consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.

Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended September 30, 2018 or 2017.

Consolidated Balance Sheet
as of September 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$205	$7,823	$321	$8,349
Restricted cash	256	175	—	431
Accounts receivable, net of allowance of $866	—	20,604	258	20,862
Deposits	34	114	4	152
Prepaid expenses and other current assets	312	394	10	716
Current assets held for disposal	—	3,515	157	3,672
Total current assets	807	32,625	750	34,182
Property and equipment, net	576	2,470	7	3,053
Deferred tax assets	655	—	—	655
Intangible assets, net	1	560	—	561
Goodwill	1,065	40,201	1,000	42,266
TOTAL ASSETS	$3,104	$75,856	$1,757	$80,717
INTERCOMPANY
Intercompany payable / (receivable), net	113,747	(96,749)	(16,998)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,068	$25,684	$—	$26,752
Accrued license fees and revenue share	—	5,322	395	5,717
Accrued compensation	34	512	35	581
Short-term debt, net of debt issuance costs and discounts of $120	1,480	—	—	1,480
Other current liabilities	1,060	376	41	1,477
Current liabilities held for disposal	—	5,639	276	5,915
Total current liabilities	3,642	37,533	747	41,922
Convertible notes, net of debt issuance costs and discounts of $1,482	3,418	—	—	3,418
Convertible note embedded derivative liability	1,728	—	—	1,728
Warrant liability	1,484	—	—	1,484
Total liabilities	10,272	37,533	747	48,552
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 78,214,570 issued and 77,480,114 outstanding at September 30, 2018	10	—	—	10
Additional paid-in capital	320,361	—	—	320,361
Treasury stock (754,599 shares at September 30, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	30	(1,489)	1,136	(323)
Accumulated deficit	(213,851)	(56,937)	(17,124)	(287,912)
Total stockholders' equity	106,579	(58,426)	(15,988)	32,165
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,851	$(20,893)	$(15,241)	$80,717

Consolidated Balance Sheet
as of March 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$501	$11,800	$419	$12,720
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $512	—	16,777	273	17,050
Deposits	34	113	4	151
Prepaid expenses and other current assets	330	406	14	750
Current assets held for disposal	—	8,610	143	8,753
Total current assets	1,021	37,881	853	39,755
Property and equipment, net	257	2,485	15	2,757
Deferred tax assets	596	—	—	596
Intangible assets, net	—	1,231	—	1,231
Goodwill	—	41,268	1,000	42,268
TOTAL ASSETS	$1,874	$82,865	$1,868	$86,607
INTERCOMPANY
Intercompany payable / (receivable), net	117,873	(114,234)	(3,639)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,031	$18,841	$23	$19,895
Accrued license fees and revenue share	—	7,989	243	8,232
Accrued compensation	2,285	661	20	2,966
Short-term debt, net of debt issuance costs and discounts of $205	1,445	—	—	1,445
Other current liabilities	911	231	—	1,142
Current liabilities held for disposal	—	12,246	480	12,726
Total current liabilities	5,672	39,968	766	46,406
Convertible notes, net of debt issuance costs and discounts of $1,827	3,873	—	—	3,873
Convertible note embedded derivative liability	4,676	—	—	4,676
Warrant liability	3,980	—	—	3,980
Total liabilities	18,201	39,968	766	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	—	—	10
Additional paid-in capital	318,066	—	—	318,066
Treasury stock (754,599 shares at March 31, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	(15)	(621)	311	(325)
Accumulated deficit	(216,544)	(70,716)	(2,848)	(290,108)
Total stockholders' equity	101,546	(71,337)	(2,537)	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,747	$(31,369)	$(1,771)	$86,607

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$43,766	$180	$(20,092)	$23,854
Cost of revenues
License fees and revenue share	—	35,804	90	(20,092)	15,802
Other direct cost of revenues	—	508	—	—	508
Total cost of revenues	—	36,312	90	(20,092)	16,310
Gross profit	—	7,454	90	—	7,544
Operating expenses
Product development	82	2,435	120	—	2,637
Sales and marketing	234	1,483	196	—	1,913
General and administrative	1,252	1,345	82	—	2,679
Total operating expenses	1,568	5,263	398	—	7,229
Income / (loss) from operations	(1,568)	2,191	(308)	—	315
Interest and other income / (expense), net
Interest expense	(134)	(1)	—	—	(135)
Foreign exchange transaction gain / (loss)	—	15	(14)	—	1
Change in fair value of convertible note embedded derivative liability	952	—	—	—	952
Change in fair value of warrant liability	926	—	—	—	926
Loss on extinguishment of debt	(15)	—	—	—	(15)
Other income / (expense)	24	(24)	1	—	1
Total interest and other income / (expense), net	1,753	(10)	(13)	—	1,730
Income / (loss) from continuing operations before income taxes	185	2,181	(321)	—	2,045
Income tax benefit	(23)	—	—	—	(23)
Net income / (loss) from continuing operations, net of taxes	208	2,181	(321)	—	2,068
Loss from discontinued operations	—	(356)	—	—	(356)
Net loss from discontinued operations, net of taxes	—	(356)	—	—	(356)
Net income / (loss)	$208	$1,825	$(321)	$—	$1,712
Comprehensive income / (loss)	$208	$1,825	$(321)	$—	$1,712

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$84,693	$384	$(39,111)	$45,966
Cost of revenues
License fees and revenue share	—	69,949	180	(39,111)	31,018
Other direct cost of revenues	—	1,015	—	—	1,015
Total cost of revenues	—	70,964	180	(39,111)	32,033
Gross profit	—	13,729	204	—	13,933
Operating expenses
Product development	172	5,339	235	—	5,746
Sales and marketing	358	2,991	400	—	3,749
General and administrative	2,414	2,835	134	—	5,383
Total operating expenses	2,944	11,165	769	—	14,878
Income / (loss) from operations	(2,944)	2,564	(565)	—	(945)
Interest and other income / (expense), net
Interest expense	(454)	—	—	—	(454)
Foreign exchange transaction gain / (loss)	—	25	(16)	—	9
Change in fair value of convertible note embedded derivative liability	2,572	—	—	—	2,572
Change in fair value of warrant liability	2,496	—	—	—	2,496
Loss on extinguishment of debt	(15)	—	—	—	(15)
Other income / (expense)	918	(1,040)	(4)	—	(126)
Total interest and other income / (expense), net	5,517	(1,015)	(20)	—	4,482
Income / (loss) from continuing operations before income taxes	2,573	1,549	(585)	—	3,537
Income tax benefit	(59)	—	—	—	(59)
Net income / (loss) from continuing operations, net of taxes	2,632	1,549	(585)	—	3,596
Income / (loss) from discontinued operations	(37)	(1,372)	9	—	(1,400)
Net income / (loss) from discontinued operations, net of taxes	(37)	(1,372)	9	—	(1,400)
Net income / (loss)	$2,595	$177	$(576)	$—	$2,196
Comprehensive income / (loss)	$2,595	$177	$(576)	$—	$2,196

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$29,026	$267	$(13,388)	$15,905
Cost of revenues
License fees and revenue share	—	23,183	70	(13,388)	9,865
Other direct cost of revenues	—	430	—	—	430
Total cost of revenues	—	23,613	70	(13,388)	10,295
Gross profit	—	5,413	197	—	5,610
Operating expenses
Product development	7	2,216	18	—	2,241
Sales and marketing	72	1,143	69	—	1,284
General and administrative	2,393	1,038	120	—	3,551
Total operating expenses	2,472	4,397	207	—	7,076
Income / (loss) from operations	(2,472)	1,016	(10)	—	(1,466)
Interest and other income / (expense), net
Interest expense	(659)	(3)	—	—	(662)
Foreign exchange transaction loss	—	(47)	—	—	(47)
Change in fair value of convertible note embedded derivative liability	(3,344)	—	—	—	(3,344)
Change in fair value of warrant liability	(1,164)	—	—	—	(1,164)
Loss on extinguishment of debt	(882)	—	—	—	(882)
Other income	(24)	102	—	—	78
Total interest and other income / (expense), net	(6,073)	52	—	—	(6,021)
Income / (loss) from continuing operations before income taxes	(8,545)	1,068	(10)	—	(7,487)
Income tax provision	(884)	—	—	—	(884)
Net income / (loss) from continuing operations, net of taxes	(7,661)	1,068	(10)	—	(6,603)
Income / (loss) from discontinued operations	(73)	620	(402)	—	145
Net income / (loss) from discontinued operations, net of taxes	(73)	620	(402)	—	145
Net income / (loss)	$(7,734)	$1,688	$(412)	$—	$(6,458)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	211	(216)	—	(5)
Comprehensive income / (loss)	$(7,734)	$1,899	$(628)	$—	$(6,463)

Consolidated Statement of Operations and Comprehensive Loss
for the six months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	56,093	517	(25,552)	31,058
Cost of revenues
License fees and revenue share	—	44,904	105	(25,552)	19,457
Other direct cost of revenues	—	839	—		839
Total cost of revenues	—	45,743	105	(25,552)	20,296
Gross profit	—	10,350	412	—	10,762
Operating expenses
Product development	12	4,373	30	—	4,415
Sales and marketing	174	2,125	122	—	2,421
General and administrative	4,645	2,070	194	—	6,909
Total operating expenses	4,831	8,568	346	—	13,745
Income / (loss) from operations	(4,831)	1,782	66	—	(2,983)
Interest and other income / (expense), net
Interest expense	(1,369)	—	—	—	(1,369)
Foreign exchange transaction loss	—	(110)	—	—	(110)
Change in fair value of convertible note embedded derivative liability	(4,652)	—	—	—	(4,652)
Change in fair value of warrant liability	(1,628)	—	—	—	(1,628)
Loss on extinguishment of debt	(882)	—	—	—	(882)
Other income	(21)	102	—	—	81
Total interest and other income / (expense), net	(8,552)	(8)	—	—	(8,560)
Income / (loss) from continuing operations before income taxes	(13,383)	1,774	66	—	(11,543)
Income tax provision	(853)	—	—	—	(853)
Net income / (loss) from continuing operations, net of taxes	(12,530)	1,774	66	—	(10,690)
Income / (loss) from discontinued operations	(73)	576	(446)	—	57
Net income / (loss) from discontinued operations, net of taxes	(73)	576	(446)	—	57
Net income / (loss)	(12,603)	2,350	(380)	—	(10,633)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	(12,603)	2,345	(380)	—	(10,638)

Consolidated Statement of Cash Flows
for the six months ended September 30, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$2,632	$1,549	$(585)	$3,596
Adjustments to reconcile net income / (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	17	1,417	2	1,436
Loss on disposal of fixed assets	—	—	—	—
Change in allowance for doubtful accounts	—	319	35	354
Amortization of debt discount and debt issuance costs	188	—	—	188
Stock-based compensation	942	—	—	942
Stock-based compensation for services rendered	208	—	—	208
Change in fair value of convertible note embedded derivative liability	(2,572)	—	—	(2,572)
Change in fair value of warrant liability	(2,496)	—	—	(2,496)
Loss on extinguishment of debt	15	—	—	15
(Increase) / decrease in assets:
Accounts receivable	—	(4,549)	383	(4,166)
Deferred tax assets	(59)	—	—	(59)
Prepaid expenses and other current assets	18	10	5	33
Increase / (decrease) in liabilities:
Accounts payable	38	6,986	(167)	6,857
Accrued license fees and revenue share	—	(2,594)	79	(2,515)
Accrued compensation	(2,250)	(113)	(15)	(2,378)
Accrued interest	3	—	—	3
Other current liabilities	4,422	(3,564)	(450)	408
Other non-current liabilities	(11)	—	—	(11)
Cash provided by / (used in) operating activities - continuing operations	1,095	(539)	(713)	(157)
Cash used in operating activities - discontinued operations	—	(2,648)	(450)	(3,098)
Net cash provided by / (used in) operating activities	1,095	(3,187)	(1,163)	(3,255)

Cash flows from investing activities
Capital expenditures	(336)	(749)	—	(1,085)
Proceeds from intercompany transfer of assets between subsidiaries	(1,065)	—	1,065	—
Cash provided by / (used in) investing activities - continuing operations	(1,401)	(749)	1,065	(1,085)
Cash used in investing activities - discontinued operations	—	(41)	—	(41)
Net cash provided by / (used in) investing activities	(1,401)	(790)	1,065	(1,126)

Cash flows from financing activities
Options exercised	160	—	—	160
Repayment of debt obligations	(50)	—	—	(50)
Net cash used in financing activities	110	—	—	110

Net change in cash	(196)	(3,977)	(98)	(4,271)

Cash and restricted cash, beginning of period	657	11,975	419	13,051

Cash and restricted cash, end of period	$461	$7,998	$321	$8,780

Consolidated Statement of Cash Flows
for the six months ended September 30, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$(12,530)	$1,774	$66	$(10,690)
Adjustments to reconcile net income / (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	9	872	408	1,289
Amortization of debt discount and debt issuance costs	680	—	—	680
Change in allowance for doubtful accounts	—	219	(15)	204
Stock-based compensation	1,360	—	—	1,360
Stock-based compensation for services rendered	150	—	—	150
Change in fair value of convertible note embedded derivative liability	4,652	—	—	4,652
Change in fair value of warrant liability	1,628	—	—	1,628
Loss on extinguishment of debt	882	—	—	882
(Increase) / decrease in assets:
Accounts receivable	—	(5,697)	215	(5,482)
Deposits	—	4	—	4
Deferred tax assets	(336)	—	—	(336)
Prepaid expenses and other current assets	33	30	(11)	52
Increase / (decrease) in liabilities:
Accounts payable	(272)	5,006	(35)	4,699
Accrued license fees and revenue share	—	740	88	828
Accrued compensation	501	164	—	665
Accrued interest	(24)	—	—	(24)
Other current liabilities	2,096	(1,669)	(500)	(73)
Other non-current liabilities	(529)	—	—	(529)
Intercompany movement of cash	3	(28)	25	—
Cash provided by / (used in) operating activities - continuing operations	(1,697)	1,415	241	(41)
Cash provided by / (used in) operating activities - discontinued operations	46	(1,047)	(338)	(1,339)
Net cash provided by / (used in) operating activities	(1,651)	368	(97)	(1,380)

Cash flows from investing activities
Capital expenditures	—	(743)	(5)	(748)
Cash provided by / (used in) investing activities - continuing operations		(743)	(5)	(748)
Cash provided by / (used in) investing activities - discontinued operations	—	(75)	—	(75)
Net cash used in investing activities	—	(818)	(5)	(823)

Cash flows from financing activities
Proceeds from short-term borrowings	2,500	—	—	2,500
Payment of debt issuance costs	(346)	—	—	(346)
Options exercised	19	—	—	19
Repayment of debt obligations	(247)	—	—	(247)
Net cash provided by financing activities	1,926	—	—	1,926

Effect of exchange rate changes on cash	—	(5)	—	(5)

Net change in cash	275	(455)	(102)	(282)

Cash and restricted cash, beginning of period	414	5,508	558	6,480

Cash and restricted cash, end of period	$689	$5,053	$456	$6,198

17.    Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, Inc., through its subsidiaries, operates at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs, and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. The Company operates its business in one reporting segment – Advertising.
The Company's Advertising business consists of Operator and OEM ("O&O"), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a mobile device management platform with targeted application distribution capabilities, and

•	Other products and professional services directly related to the Ignite platform.
Prior to the sale of the A&P Assets described under Note 4. Discontinued Operations in our consolidated financial statements in Item 1 of this Report, the O&O reporting segment also included the A&P Assets as an operating segment within O&O.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has determined that it will exit the reporting segment of the business previously referred to as the Content business.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole continuing reporting segment.
These dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus. Additionally, the Company expects to be able to generate additional cash via the announced transactions that can be re-invested into key O&O growth initiatives.
Discontinued Operations
As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the consolidated financial statements in Item 1 of this report. The Company has recast prior period amounts presented within this Report to provide visibility and comparability.
All discussions in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions, the O&O business.

RESULTS OF OPERATIONS
(unaudited)

	Three months ended September 30,			Six months ended September 30,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$23,854	$15,905	50.0%	$45,966	$31,058	48.0%
License fees and revenue share	15,802	9,865	60.2%	31,018	19,457	59.4%
Other direct cost of revenues	508	430	18.1%	1,015	839	21.0%
Gross profit	7,544	5,610	34.5%	13,933	10,762	29.5%
Total operating expenses	7,229	7,076	2.2%	14,878	13,745	8.2%
Income / (loss) from operations	315	(1,466)	(121.5)%	(945)	(2,983)	(68.3)%
Interest expense	(135)	(662)	(79.6)%	(454)	(1,369)	(66.8)%
Foreign exchange transaction gain / (loss)	1	(47)	(102.1)%	9	(110)	(108.2)%
Change in fair value of convertible note embedded derivative liability	952	(3,344)	(128.5)%	2,572	(4,652)	(155.3)%
Change in fair value of warrant liability	926	(1,164)	(179.6)%	2,496	(1,628)	(253.3)%
Loss on extinguishment of debt	(15)	(882)	(98.3)%	(15)	(882)	(98.3)%
Other income / (expense)	1	78	(98.7)%	(126)	81	(255.6)%
Income / (loss) from continuing operations before income taxes	2,045	(7,487)	(127.3)%	3,537	(11,543)	(130.6)%
Income tax benefit	(23)	(884)	(97.4)%	(59)	(853)	(93.1)%
Net income / (loss) from continuing operations, net of taxes	2,068	(6,603)	(131.3)%	3,596	(10,690)	(133.6)%
Net income / (loss)	$1,712	$(6,458)	(126.5)%	$2,196	$(10,633)	(120.7)%
Basic and diluted net income / (loss) per common share	$0.03	$(0.10)	(130.0)%	$0.03	$(0.16)	(118.8)%
Weighted-average common shares outstanding, basic	77,193	66,846	15.5%	76,644	66,723	14.9%
Weighted-average common shares outstanding, diluted	78,780	66,846	17.9%	79,019	66,723	18.4%
Comparison of the three and six months ended September 30, 2018 and 2017
Net Revenues
During the three and six months ended September 30, 2018, there was an approximately $7,949 and $14,908, respectively, or 50.0% and 48.0%, respectively, increase in overall revenue as compared to the three and six months ended September 30, 2017.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and six months ended September 30, 2018, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products.
During the three and six months ended September 30, 2018, Oath Inc. represented 39.0% and 32.7% of net revenues, respectively. During the three and six months ended September 30, 2017, Oath Inc. represented 25.0% and 22.9% of net revenues, respectively, Machine Zone, Inc. represented 13.0% and 15.2% of net revenues, respectively, and Cheetah Mobile Inc represented 10.1% and 10.4% of net revenues, respectively.

The Company partners with mobile carriers and OEMS to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2018, Verizon Wireless, generated 49.7% and 50.2%, respectively, while AT&T Inc., including its Cricket subsidiary, generated 38.8% and 38.3%, respectively, of our net revenues. During the three and six months ended September 30, 2017, Verizon Wireless, a carrier partner, generated 54.2% and 55.4%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 29.5% and 26.8%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects. The Company expects to maintain these relationships and does not expect to experience material reductions or delays in operating activity with these customers or partners.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Gross margin $	$7,544	$5,610	34.5%	$13,933	$10,762	29.5%
Gross margin %	31.6%	35.3%	(10.5)%	30.3%	34.7%	(12.7)%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $7,544 and 13,933, respectively, or 31.6% and 30.3%, respectively, for the three and six months ended September 30, 2018 versus approximately $5,610 and 10,762, respectively, or 35.3% and 34.7%, respectively, for the three and six months ended September 30, 2017. The increase in gross margin dollars of $1,934 and $3,171, respectively, or 34.5% and 29.5%, respectively, is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business. The decrease in gross margin percentage of 10.5% and 12.7%, respectively, is primarily attributable to higher percentage partner revenue share as certain revenue partners continue to reach volume thresholds.
Operating Expenses

	Three months ended September 30,			Six months ended September 30,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Product development	$2,637	$2,241	17.7%	$5,746	$4,415	30.1%
Sales and marketing	1,913	1,284	49.0%	3,749	2,421	54.9%
General and administrative	2,679	3,551	(24.6)%	5,383	6,909	(22.1)%
Total operating expenses	$7,229	$7,076	2.2%	$14,878	$13,745	8.2%
Total operating expenses for the three and six months ended September 30, 2018 and 2017 were approximately $7,229 and $14,878, respectively, and $7,076 and $13,745, respectively, an increase of approximately $153 and $1,133, respectively, or an increase of approximately 2.2% and 8.2%, respectively, over the comparative period.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and six months ended September 30, 2018 and 2017 were approximately $2,637 and $5,746, respectively, and $2,241 and $4,415, respectively, an increase of approximately $396 and $1,331, respectively, or 17.7% and 30.1%, respectively, over the comparative period. The increase in costs over the comparative three-month period was primarily a function of recently hired incremental personnel and hosting expenses associated with development activity.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and six months ended September 30, 2018 and 2017 were approximately $1,913 and $3,749, respectively, and $1,284 and $2,421, respectively, an increase of approximately $629 and $1,328, respectively, or 49.0% and 54.9%, respectively, over the comparative period. The increase in sales and marketing expenses over the comparative three-month period was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and six months ended September 30, 2018 and 2017 were approximately $2,679 and $5,383, respectively, and $3,551 and $6,909, respectively, a decrease of approximately $872 and $1,526, respectively, or 24.6% and 22.1%, respectively, over the comparative period. The decrease over the comparative three-month period is primarily attributable to lower legal, accounting, and professional consulting costs.
Interest and Other Income / (Expense)

	Three months ended September 30,			Six months ended September 30,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Interest expense	$(135)	$(662)	(79.6)%	$(454)	$(1,369)	(66.8)%
Foreign exchange transaction gain / (loss)	1	(47)	(102.1)%	9	(110)	(108.2)%
Change in fair value of convertible note embedded derivative liability	952	(3,344)	(128.5)%	2,572	(4,652)	(155.3)%
Change in fair value of warrant liability	926	(1,164)	(179.6)%	2,496	(1,628)	(253.3)%
Loss on extinguishment of debt	(15)	(882)	(98.3)%	(15)	(882)	(98.3)%
Other income / (expense)	1	78	(98.7)%	(126)	81	(255.6)%
Total interest and other income / (expense), net	$1,730	$(6,021)	(128.7)%	$4,482	$(8,560)	(152.4)%
Total interest and other income / (expense), net, for the three and six months ended September 30, 2018 and 2017 was approximately $1,730 and $4,482, respectively, and $(6,021) and $(8,560), respectively, an increase in other income (expense) of approximately $7,751 and $13,042, respectively, or 128.7% and 152.4%, respectively, over the comparative period. The increase in other income over the comparative three-month period is primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Interest income consists of interest income earned on our cash. Interest expense, net, is primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt); 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 6.25% (Wall Street Journal Prime Rate + 1.25%); and 3) amortization of debt discount related to the Notes, which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $135 and $454, respectively, and $662 and $1,369, respectively, of interest expense during the three and six months ended September 30, 2018 and 2017, inclusive of debt discount and debt issuance cost amortization. The decrease in interest expense is primarily due to lower principle debt outstanding as a function of the conversion of some of our Notes between the comparative periods.

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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $952 and $2,572, respectively, due to the decrease in the Company's closing stock price during the current quarter from $1.51 at June 30, 2018 to $1.24 at September 30, 2018 and due to the decrease in the Company's closing stock price from $2.01 at March 31, 2018 to $1.24 at September 30, 2018. During the three and six months ended September 30, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $3,344 and $4,652, respectively, due to the increase in the Company's closing stock price from June 30, 2017 to September 30, 2017 of $1.03 to $1.51 and from March 31, 2017 to September 30, 2017 of $0.94 to $1.51.
Change in Fair Value of Warrant Liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes to the Initial Purchaser in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income / (expense), net, in the Consolidated Statements of Operations.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $926 and $2,496, respectively, due to the decrease in the Company's closing stock price during the current quarter from $1.51 at June 30, 2018 to $1.24 at September 30, 2018 and due to the decrease in the Company's closing stock price from $2.01 at March 31, 2018 to $1.24 at September 30, 2018. During the three and six months ended September 30, 2017, the Company recorded a loss from change in fair value of warrant liability of $1,164 and $1,628, respectively, due to the increase in the Company's closing stock price from June 30, 2017 to September 30, 2017 of $1.03 to $1.51 and from March 31, 2017 to September 30, 2017 of $0.94 to $1.51.

Liquidity and Capital Resources
Selected Liquidity Information

	September 30, 2018	March 31, 2018
	(unaudited)
	(in thousands)
Cash
Cash	$8,349	$12,720
Restricted cash	431	331
Total cash and restricted cash	8,780	13,051

Short-term debt
Short-term debt, net of debt issuance costs of $120 and $205, respectively	1,480	1,445
Total short-term debt	$1,480	$1,445

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,482 and $1,827, respectively	3,418	3,873
Total long-term debt	$3,418	$3,873
Total debt	$4,898	$5,318

Working capital (1)
Current assets	$30,510	$31,002
Current liabilities	36,007	33,680
Working capital (1)	$(5,497)	$(2,678)
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet.
Working Capital
Cash and restricted cash totaled approximately $8,780 and $13,051 at September 30, 2018 and March 31, 2018, respectively, a decrease of approximately $4,271 or 32.7%. Current assets including assets held for disposal totaled $34,182 and $39,755 at September 30, 2018 and March 31, 2018, respectively, a decrease of approximately $5,573 or 14.0%. As of September 30, 2018 and March 31, 2018, the Company had approximately $20,862 and $17,050, respectively, in net accounts receivable, an increase of $3,812 or 22.4%. As of September 30, 2018 and March 31, 2018, the Company's working capital deficit was $5,497 and $2,678, respectively, an increase in working capital deficit of $2,819 or 105.3%. The decrease in working capital was primarily attributable to an increase in accounts payable of $6,857 and a decrease in cash and restricted cash of $4,271, offset by an increase in net accounts receivable of $3,812 and a decrease in accrued license fees and revenue share of $2,515.
Our primary sources of liquidity have historically been issuances of common and preferred stock and debt. As of September 30, 2018, we had cash and restricted cash totaling approximately $8,780.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime-plus-1.25%, subject to a 4.00% floor, with the prime rate defined as that published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $45.5, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments and restrictions on indebtedness, the Credit Agreement requires the Company to comply with certain financial covenants as described in Note 8. "Debt" in our consolidated financial statements in Item 1 of this Report.
The Company believes that it has sufficient financial resources to meet its business requirements for at least twelve months from the issuance date of this Report.

Cash Flow Summary

	Six months ended September 30,
	2018	2017	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash used in operating activities - continuing operations	$(157)	$(41)	(282.9)%
Capital expenditures	(1,085)	(748)	(45.1)%
Proceeds from short-term borrowings	—	2,500	(100.0)%
Options exercised	160	19	742.1%
Repayment of debt obligations	(50)	(247)	79.8%
Payment of debt issuance costs	—	(346)	100.0%
Effect of exchange rate changes on cash	—	(5)	100.0%
Operating Activities
During the six months ended September 30, 2018 and 2017, the Company's net cash used in operating activities from continuing operations was $157 and $41, respectively, a positive change of $116 or 282.9%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the six months ended September 30, 2018, net cash used in operating activities from continuing operations was $157, resulting from a net income of $3,596 offset by net non-cash expenses of $1,925, which included depreciation and amortization expense, loss on disposal of fixed assets, change in allowance for doubtful accounts, amortization of debt discount and debt issuance costs, stock-based compensation expense, stock-based compensation related to the vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, and change in fair value of warrant liability of approximately $1,436, $0, $354, $188, $942, $208, $(2,572), and $(2,496), respectively. Net cash used in operating activities during the six months ended September 30, 2018 was also impacted by the change in net working capital accounts as of September 30, 2018 compared to March 31, 2018, with a net increase in current liabilities of approximately $2,375 (inclusive of accounts payable, accrued interest, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $4,133 (inclusive of accounts receivable and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital liabilities of $2,375 was driven primarily by the increase in accounts payable, accrued interest, and other current liabilities, offset by decreases in accrued license fees and revenue share, mostly due to the timing of payments to our carrier partners, and accrued compensation. The net increase in working capital assets of $4,133 was driven primarily by the increase in accounts receivable, mostly due to the timing of payments from our advertising customers. Furthermore, non-current deferred tax assets increased by $59 due to the impact of the tax benefit booked during the period and non-current liabilities decreased by $11.
Investing Activities
For the six months ended September 30, 2018 and 2017, net cash used in investing activities from continuing operations was approximately $1,085 and $748, respectively, which is comprised of capital expenditures related mostly to internally-developed software.

Financing Activities
For the six months ended September 30, 2018, net cash provided by financing activities was approximately $110, inclusive of $160 in proceeds from the exercise of stock options offset by cash paid for the settlement of debt of $50. For the six months ended September 30, 2017, net cash provided by financing activities was approximately $1,926, due to proceeds from short-term borrowings of $2,500 and proceeds from the exercise of stock options of $19, offset by the payment of $346 in debt issuance costs and the repayment of debt obligations of $247.
As of September 30, 2018, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$4,900	$—	$4,900	$—	$—
Operating leases (b)	5,106	1,078	1,711	1,772	545
Interest and bank fees	1,094	551	543	—	—
Uncertain tax positions (c)	—	—	—	—	—
Total contractual cash obligations	$11,100	$1,629	$7,154	$1,772	$545
(a) Convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) We have approximately $929 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We believe, therefore, that we are not materially exposed to any financing, liquidity, market, or credit risk that would arise if we engaged in such relationships.
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended March 31, 2018.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, primarily interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and cash equivalents consist of cash and deposits, which are sensitive to interest rate changes.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. As a result, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Potential SEC Settlement

The Company is in discussions with the staff of the division of enforcement of the SEC to settle the previously disclosed internal control over financial reporting matter. The general parameters of the proposed settlement are an aggregate fine of $100 payable by the Company and an order applicable to the Company to cease and desist from committing or causing any violations and any future violations of Sections 13(a) and 13(b)(2)(B) of the Exchange Act and Rule 13a-15, thereunder, which generally relate to maintaining internal controls and filing reports with the SEC. We are in the process of finalizing this matter; however, no settlement is final until approved by the SEC and the Company, and there is no assurance that the matter will settle on these terms or at all. The Company expects that the resolution of this matter will not have a material impact on its operations or financial position.
Item 1 (A). Risk Factors
Registrant is not aware of any material risk factors since those set forth under “Risk Factors” in its Annual Report in Form 10-K, for the year ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

10.22.1
Amendment, effective September 7, 2018, to Employment Agreement between the Company and Barrett Garrison, incorporated by reference to our current report on Form 8-K (File No. 001-35958), filed with the Commission on September 10, 2018.†

10.24	Software as a Service Renewal Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company dated as of August 14, 2018 * ††

10.25	License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015.* ††

10.25.1	Amendment No. 1 to License and Software Agreement between AT&T Mobility LLC and the Company, dated as of October 17, 2018.*

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350. +

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350. +

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

††
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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
Dated: November 5, 2018
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: November 5, 2018
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)