Form 10-Q
period 2018-12-31
Digital Turbine, Inc.
filed 2019-02-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of January 28, 2019, the Company had 78,570,520 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED December 31, 2018

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$10,100	$12,720
Restricted cash	431	331
Accounts receivable, net of allowances of $937 and $512, respectively	24,221	17,050
Deposits	161	151
Prepaid expenses and other current assets	1,314	750
Current assets held for disposal	3,434	8,753
Total current assets	39,661	39,755
Property and equipment, net	3,300	2,757
Deferred tax assets	439	596
Intangible assets, net	226	1,231
Goodwill	42,266	42,268
TOTAL ASSETS	$85,892	$86,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,552	$19,895
Accrued license fees and revenue share	11,491	8,232
Accrued compensation	1,614	2,966
Short-term debt, net of debt issuance costs of $78 and $205, respectively	1,522	1,445
Other current liabilities	1,802	1,142
Current liabilities held for disposal	5,430	12,726
Total current liabilities	44,411	46,406
Convertible notes, net of debt issuance costs and discounts of $1,402 and $1,827, respectively	3,298	3,873
Convertible note embedded derivative liability	3,113	4,676
Warrant liability	3,135	3,980
Other non-current liabilities	182	—
Total liabilities	54,139	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 78,459,070 issued and 77,704,471 outstanding at December 31, 2018; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	10
Additional paid-in capital	321,297	318,066
Treasury stock (754,599 shares at December 31, 2018 and March 31, 2018)	(71)	(71)
Accumulated other comprehensive loss	(323)	(325)
Accumulated deficit	(289,260)	(290,108)
Total stockholders' equity	31,753	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,892	$86,607
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net revenues	$30,411	$22,732	$76,377	$53,790
Cost of revenues
License fees and revenue share	19,195	14,887	50,213	34,344
Other direct cost of revenues	538	437	1,553	1,276
Total cost of revenues	19,733	15,324	51,766	35,620
Gross profit	10,678	7,408	24,611	18,170
Operating expenses
Product development	2,428	3,120	8,174	7,535
Sales and marketing	1,962	1,623	5,711	4,044
General and administrative	3,832	4,152	9,215	11,061
Total operating expenses	8,222	8,895	23,100	22,640
Income / (loss) from operations	2,456	(1,487)	1,511	(4,470)
Interest and other income / (expense), net
Interest expense	(194)	(446)	(648)	(1,815)
Foreign exchange transaction gain / (loss)	(2)	49	7	(61)
Change in fair value of convertible note embedded derivative liability	(1,476)	(1,658)	1,096	(6,310)
Change in fair value of warrant liability	(1,651)	(898)	845	(2,526)
Loss on extinguishment of debt	(10)	(285)	(25)	(1,167)
Other expense	(43)	(154)	(169)	(73)
Total interest and other income / (expense), net	(3,376)	(3,392)	1,106	(11,952)
Income / (loss) from continuing operations before income taxes	(920)	(4,879)	2,617	(16,422)
Income tax benefit / (provision)	216	(84)	157	(937)
Net income / (loss) from continuing operations, net of taxes	(1,136)	(4,795)	2,460	(15,485)
Income / (loss) from discontinued operations	(212)	996	(1,612)	1,053
Net income / (loss) from discontinued operations, net of taxes	(212)	996	(1,612)	1,053
Net income / (loss)	$(1,348)	$(3,799)	$848	$(14,432)
Foreign currency translation adjustment	(5)	—	(5)	(5)
Comprehensive income / (loss)	$(1,353)	$(3,799)	$843	$(14,437)
Basic and diluted net income / (loss) per common share
Continuing operations	$(0.01)	$(0.07)	$0.03	$(0.23)
Discontinued operations	—	0.01	(0.02)	0.02
Net income / (loss)	$(0.01)	$(0.06)	$0.01	$(0.21)
Weighted-average common shares outstanding, basic	77,645	72,148	76,977	68,575
Weighted-average common shares outstanding, diluted	77,645	75,442	79,371	70,252
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$2,460	$(15,485)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	2,145	1,958
Change in allowance for doubtful accounts	425	231
Amortization of debt discount and debt issuance costs	251	875
Stock-based compensation	1,416	2,136
Stock-based compensation for services rendered	365	223
Change in fair value of convertible note embedded derivative liability	(1,096)	6,310
Change in fair value of warrant liability	(845)	2,526
Loss on extinguishment of debt	25	1,167
(Increase) / decrease in assets:
Accounts receivable	(7,626)	(12,707)
Deposits	(10)	(34)
Deferred tax assets	157	(244)
Prepaid expenses and other current assets	(551)	(53)
Increase / (decrease) in liabilities:
Accounts payable	2,657	7,033
Accrued license fees and revenue share	3,258	3,674
Accrued compensation	(1,345)	2,355
Accrued interest	107	165
Other current liabilities	681	133
Other non-current liabilities	55	(628)
Net cash provided by / (used in) operating activities - continuing operations	2,529	(365)
Net cash provided by / (used in) operating activities - discontinued operations	(3,436)	851
Net cash provided by / (used in) operating activities	(907)	486

Cash flows from investing activities
Capital expenditures	(1,781)	(1,220)
Net cash used in investing activities - continuing operations	(1,781)	(1,220)
Net cash used in investing activities - discontinued operations	—	(92)
Net cash used in investing activities	(1,781)	(1,312)

Cash flows from financing activities
Proceeds from short-term borrowings	—	2,500
Options exercised	223	259
Repayment of debt obligations	(50)	(848)
Payment of debt issuance costs	—	(346)
Net cash provided by financing activities	173	1,565

Effect of exchange rate changes on cash	(5)	(5)

Net change in cash	(2,520)	734

Cash and restricted cash, beginning of period	13,051	6,480

Cash and restricted cash, end of period	$10,531	$7,214

Supplemental disclosure of cash flow information
Interest paid	$290	$770
Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$1,190	$9,510
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2018
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
Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of December 31, 2018, we had cash and restricted cash totaling approximately $10,531.
On September 28, 2016, the Company closed a private placement of $16,000 aggregate principal amount of 8.75% Convertible Senior Notes due 2020 (the “Notes”), netting cash proceeds to the Company of $14,316, after deducting the initial purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay and retire indebtedness, and were otherwise used for general corporate purposes and working capital. Please refer to Note 8. "Debt" for more details.
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

3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2018, the results of its operations and corresponding comprehensive loss for the three and nine months ended December 31, 2018 and 2017, and its cash flows for the nine months ended December 31, 2018 and 2017. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.
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
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted upon its issuance. The amendments in this update will be applied prospectively. The Company is currently determining an adoption date but does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition and cash flows.
In August 2018, the FASB issued Accounting Standard Update 2018-13: Fair Value Measurement (Topic 820). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as a result of the FASB’s final deliberations of the financial reporting concepts pursuant to the March 4, 2014 issued FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, as they relate to fair value measurement disclosures. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted upon its issuance. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt ASU 2018-13 during the quarter ended June 30, 2019, and is currently assessing the impact of the future adoption of this standard on its consolidated results of operations, financial condition and cash flows.
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
Revenue from Contracts with Customers
The Company adopted ASC 606 on April 1, 2018, and ASC 606 is effective from the period beginning April 1, 2016 using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The reported results for fiscal year 2017 reflect the application of ASC 606 guidance while the reported results for fiscal year 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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
Carriers and OEMs
The Company generally offers these services under a vendor contract revenue share model or under a customer contract per device license fee model with carriers and OEMs for a two to four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to the SaaS platform, hosting fees, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently with all other promised service over the contract term and, as such, has concluded these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. Consideration for the Company’s license arrangements consist of fixed and usage based fees, invoiced monthly or quarterly. The Company's contracts do not include advance non-refundable fees. Monthly license fees are based on the number of devices on a per device license fee basis. Monthly hosting and maintenance fees are generally fixed. These monthly fees are subject to a service level agreement ("SLA"), which requires that the services are available to the customer based on a predefined performance criteria. If the services do not meet these criteria, monthly fees are subject to adjustment or refund. The Company satisfies its performance obligation by providing access to its SaaS platform over time and processing transactions. For non-usage based fees, the period of time over which the Company performs its obligations is inherently commensurate with the contract term. The performance obligation is recognized on time elapsed basis, by month for which the services are provided. For usage-based fees, revenue is recognized in the month in which the Company provides the usage to the customer.

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

The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of December 31, 2018, one major customer represented approximately 36.2% of the Company’s net accounts receivable balance. As of March 31, 2018, one major customer represented 28.3% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2018, Oath Inc. represented 28.8% and 31.1% of net revenues, respectively. During the three and nine months ended December 31, 2017, Oath Inc. represented 23.7% and 23.3% of net revenues, respectively, and Machine Zone, Inc. represented 17.7% and 18.0% of net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2018, Verizon Wireless, a carrier partner, generated 43.7% and 47.6%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.5% and 38.4%, respectively, of our net revenues. During the three and nine months ended December 31, 2017, Verizon Wireless, generated 49.3% and 52.8%, respectively, while AT&T Inc., including its Cricket subsidiary, generated 40.0% and 32.4%, respectively, of our net revenues.
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

In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of December 31, 2018, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the amounts recorded are not collectible due to disputes surrounding the content delivered, the related payables would also be withheld. At this time, the Company has requested mediation but does not have enough information to reasonably estimate which receivables and payables, if any, may be uncollectable. The total net exposure to the Company if all of the remaining receivables and payables are determined to be uncollectable is approximately $931. These assets and liabilities remain on our books as a component of discontinued operations as of December 31, 2018.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the three and nine months ended December 31, 2018.
These dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.

The following table summarizes the financial results of our discontinued operations for all periods presented herein:

Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net revenues	$3	$15,298	$3,880	$38,251
Total cost of revenues	—	13,046	3,070	32,782
Gross profit	3	2,252	810	5,469
Product development	37	503	703	1,683
Sales and marketing	7	418	350	1,243
General and administrative	160	440	1,212	1,443
Income / (loss) from operations	(201)	891	(1,455)	1,100
Interest and other income / (expense), net	(11)	105	(157)	(47)
Net income / (loss) from discontinued operations, net of taxes	$(212)	$996	$(1,612)	$1,053
Comprehensive income / (loss)	$(212)	$996	$(1,612)	$1,053
Basic and diluted net loss per common share	—	0.01	(0.02)	0.02
Weighted-average common shares outstanding, basic	77,645	72,148	76,977	68,575
Weighted-average common shares outstanding, diluted	77,645	75,442	76,977	70,252
Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $198 and $578, respectively	$3,227	$8,013
Property and equipment, net	175	377
Goodwill	—	309
Prepaid expenses and other current assets	32	54
Current assets held for disposal	3,434	8,753
Total assets held for disposal	$3,434	$8,753

Liabilities held for disposal
Accounts payable	$4,114	$8,789
Accrued license fees and revenue share	1,068	3,059
Accrued compensation	227	529
Other current liabilities	21	349
Current liabilities held for disposal	5,430	12,726
Total liabilities held for disposal	$5,430	$12,726

Assets and liabilities held for disposal as of December 31, 2018 and March 31, 2018 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Nine months ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss) from discontinued operations, net of taxes	$(1,612)	$1,053
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	749
Impairment of goodwill	309	—
Change in allowance for doubtful accounts	(380)	13
Stock-based compensation	37	160
(Increase) / decrease in assets:
Accounts receivable	5,164	(3,477)
Prepaid expenses and other current assets	95	19
Increase / (decrease) in liabilities:
Accounts payable	(4,675)	1,503
Accrued license fees and revenue share	(1,991)	654
Accrued compensation	(302)	28
Other current liabilities	(328)	149
Cash used in operating activities	(3,436)	851

Cash flows from investing activities
Capital expenditures	—	(92)
Cash used in investing activities	—	(92)

Cash used in discontinued operations	$(3,436)	$759

5.    Accounts Receivable

	December 31, 2018	March 31, 2018
	(Unaudited)
Billed	$13,673	$9,172
Unbilled	11,485	8,390
Allowance for doubtful accounts	(937)	(512)
Accounts receivable, net	$24,221	$17,050
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of December 31, 2018 and March 31, 2018 are expected to be billed and collected within twelve months.
The Company recorded $59 and $229 of bad debt expense during the three and nine months ended December 31, 2018, respectively, and $50 and $215 of bad debt expense during the three and nine months ended December 31, 2017, respectively.

6.    Property and Equipment

	December 31, 2018	March 31, 2018
	(Unaudited)
Computer-related equipment	$6,441	$5,464
Furniture and fixtures	115	115
Leasehold improvements	533	166
Property and equipment, gross	7,089	5,745
Accumulated depreciation	(3,789)	(2,988)
Property and equipment, net	$3,300	$2,757
Depreciation expense was $374 and $1,139 for the three and nine months ended December 31, 2018, respectively, and $334 and $878 for the three and nine months ended December 31, 2017, respectively. Depreciation expense for the three and nine months ended December 31, 2018 includes $170 and $591, respectively, related to internal-use assets included in General and Administrative Expense, and $204 and $548, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense for the three and nine months ended December 31, 2017 includes $245 and $683, respectively, related to internal-use assets included in General and Administrative Expense, and $89 and $183, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
7.    Intangible Assets
The components of intangible assets at December 31, 2018 and March 31, 2018 were as follows:

	As of December 31, 2018
	(Unaudited)
	Cost	Accumulated Amortization	Net
Software	$5,826	$(5,600)	$226
Total	$5,826	$(5,600)	$226

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,595)	$1,231
Total	$5,826	$(4,595)	$1,231
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues; since all of our acquired intangible assets are directly attributable to revenue-generating activities, all intangible amortization is included in cost of revenues.
The Company recorded amortization expense of $335 and $1,006 during the three and nine months ended December 31, 2018, respectively, and $335 and $1,080 during the three and nine months ended December 31, 2017, respectively.
Based on the amortizable intangible assets as of December 31, 2018, we will have no amortization expense beyond the fiscal year ended March 31, 2019. Remaining amortization expense to be taken in the quarterly period ended March 31, 2019 is approximately $226. Amortization expense for the year ended March 31, 2019, based on the amortizable assets as of December 31, 2018, is expected to be $1,231.

8.    Debt

	December 31, 2018	March 31, 2018
	(Unaudited)
Short-term debt
Short-term debt, net of debt issuance costs of $78 and $205, respectively	$1,522	$1,445
Total short-term debt	$1,522	$1,445

	December 31, 2018	March 31, 2018
	(Unaudited)
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,402 and $1,827, respectively	$3,298	$3,873
Total long-term debt	$3,298	$3,873
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
Without stockholder approval, as required by NASDAQ rules, the Company would not have the right to issue shares of common stock as payment of the Early Conversion Payment, if the aggregate number of shares issued (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of the conversion date (or the "Notes Exchange Cap"). In such case, the Company would pay cash in lieu of any shares that would otherwise be deliverable in excess of the Notes Exchange Cap. The required stockholder approval was originally obtained at our annual meeting of stockholders held in January 2017. Due to the supplemental indenture entered in May 2017 (as described in this Note 8 below under "Senior Secured Credit Facility"), a new stockholder approval was required to issue shares in excess of the Notes Exchange Cap, and such new stockholder approval was obtained at our annual meeting of stockholders held in January 2018. Please see the proxy statement for our 2018 annual meeting of stockholders for more information about the effect of the stockholder approval and our ability to issue shares of stock to satisfy our obligations under the Indenture and the warrants issued in connection with the Notes.
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
In the event of a fundamental change, as set forth in the Warrant Agreement, the holders can elect to exercise their warrants or to receive an amount of cash based on a Black-Scholes calculation of the value of such warrants.
The Company received net cash proceeds of $14,316, after deducting the Initial Purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, retiring such debt in its entirety, and were otherwise used for general corporate purposes and working capital.
In May 2017, the Company entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, and as described further below in this Note 8 under "Senior Secured Credit Facility".

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
During the nine months ended December 31, 2018, holders of $1,000 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt, net of debt discount and capitalized debt issuance costs of $217 and $85, respectively, was extinguished for a net debt extinguishment of $698. In total, 839,651 shares of common stock were issued to settle these positions. This resulted in an adjustment of approximately $1,190 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $25 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished, as calculated on the respective conversion dates. See Note 9. "Fair Value Measurements" for more information.
As of December 31, 2018, the outstanding principal on the Notes was $4,700, the unamortized debt issuance costs and debt discount in aggregate was $1,402, and the net carrying amount of the Notes was $3,298, which was recorded as long-term debt within the consolidated balance sheet. The Company recorded $63 and $251 of aggregate debt discount and debt issuance cost amortization during the three and nine months ended December 31, 2018, respectively, and $195 and $875 during the three and nine months ended December 31, 2017, respectively.

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
(2) Annual Facility Fee of $22.9.
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
Subsequent to December 31, 2018, there was an amendment to the covenants of the Credit Agreement. Given this amendment, the Company was in compliance with all covenants of the Credit Agreement as of December 31, 2018.
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
At December 31, 2018, the gross outstanding principal on the Credit Agreement was $1,600, which is presented, net of capitalized debt issuance costs of $78, as net secured short-term line of credit of $1,522.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $131 and $397 of interest expense during the three and nine months ended December 31, 2018, respectively, and $251 and $940 during the three and nine months ended December 31, 2017, respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraphs above, are reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $63 and $251 recorded during the three and nine months ended December 31, 2018, respectively, and $195 and $875 recorded during the three and nine months ended December 31, 2017, respectively, the Company recorded $194 and $648 of total interest expense for the three and nine months ended December 31, 2018, respectively, and $446 and $1,815 of total interest expense for the three and nine months ended December 31, 2017, respectively.

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
As of December 31, 2018 and March 31, 2018, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
				(Unaudited)
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$3,113	$3,113
Warrant liability	—	—	3,135	3,135
Total	$—	$—	$6,248	$6,248

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,676	$4,676
Warrant liability	—	—	3,980	3,980
Total	$—	$—	$8,656	$8,656

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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$4,676
Change in fair value of convertible note embedded derivative liability	(1,096)
Derecognition on extinguishment or conversion	(467)
Balance at December 31, 2018	$3,113
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of convertible note embedded derivative liability of $(1,476) and $1,096, respectively, due to the increase in the Company's closing stock price during the current quarter from $1.24 to $1.83 and the decrease during the nine months ended December 31, 2018 from $2.01 to $1.83. During the three and nine months ended December 31, 2017, the Company recorded a (loss) from change in fair value of convertible note embedded derivative liability of $(1,658) and $(6,310), respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2017 from $1.51 to $1.79 and during the nine months ended December 31, 2017 from $0.94 to $1.79. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8 "Debt" Convertible Notes for more information regarding the conversion of Convertible Notes during the current year and during fiscal 2018.

The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include the following amounts:

December 31, 2018
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$1.83
Expected term	1.75 years
Risk-free rate (1)	2.49%
Assumed early conversion/exercise price (per share)	$2.73
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
Changes in the fair value of the warrant liability are primarily related to the change in price of the underlying common stock of the Company and is reflected in our Consolidated Statements of Operations and Comprehensive Income / (Loss) as “Change in fair value of warrant liability.”
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$3,980
Change in fair value of warrant liability	(845)
Balance at December 31, 2018	$3,135
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of warrant liability of $(1,651) and $845, respectively, due to the increase in the Company's closing stock price during the current quarter from $1.24 to $1.83 and the decrease during the nine months ended December 31, 2018 from $2.01 to $1.83. During the three and nine months ended December 31, 2017, the Company recorded a (loss) from change in fair value of warrant liability of $(898) and $(2,526), respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2017 from $1.51 to $1.79 and during the nine months ended December 31, 2017 from $0.94 to $1.79.

The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

December 31, 2018
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$1.83
Expected term	1.75 years
Risk-free rate (1)	2.49%
Assumed early conversion/exercise price (per share)	$2.73
(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 1.0% based on the average of the 1-year and 2-year U.S. Treasury securities as of the valuation date.
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 8,485,711 and 9,135,513 remained available for future grants as of December 31, 2018 and March 31, 2018, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,349,925, 1,239,335, and 539,213, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2018	9,741,969	$2.08	7.82	$6,286
Granted	1,349,925	1.64
Forfeited / Cancelled	(1,239,335)	4.20
Exercised	(316,784)	0.92
Options Outstanding, December 31, 2018	9,535,775	1.78	7.53	4,590
Vested and expected to vest (net of estimated forfeitures) at December 31, 2018 (a)	8,338,785	1.85	7.37	3,894
Exercisable, December 31, 2018	5,007,381	$2.27	6.71	$1,719
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2018 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2018. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	1.23	6,204	$0.24
$0.51 - 1.00	2,644,713	$0.73	7.84	674,480	$0.74
$1.01 - 1.50	2,595,393	$1.28	7.57	1,591,672	$1.27
$1.51 - 2.00	1,465,698	$1.65	9.08	408,223	$1.60
$2.01 - 2.50	589,767	$2.18	9.12	92,802	$2.04
$2.51 - 3.00	798,200	$2.61	5.59	798,200	$2.61
$3.51 - 4.00	732,800	$3.96	5.72	732,800	$3.96
$4.01 - 4.50	593,000	$4.14	5.88	593,000	$4.14
$4.51 - 5.00	60,000	$4.65	4.24	60,000	$4.65
$5.01 and over	50,000	$5.89	5.70	50,000	$5.89
	9,535,775			5,007,381
Other information pertaining to stock options for the Stock Plans for the nine months ended December 31, 2018 and 2017, as stated in the table below, is as follows:

	December 31,
	2018	2017
Total fair value of options vested	$1,202	$2,750
Total intrinsic value of options exercised (a)	$192	$101
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2018 and 2017.
During the nine months ended December 31, 2018 and 2017, the Company granted options to purchase 1,349,925 and 1,338,778 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $1.64 and $1.17, respectively.
At December 31, 2018 and 2017, there was $2,194 and $2,691 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.01 and 2.04 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the nine months ended December 31, 2018 are presented below.

December 31, 2018
Risk-free interest rate	2.67% to 2.94%
Expected life of the options	5.62 to 9.44 years
Expected volatility	66%
Expected dividend yield	—%
Expected forfeitures	29%

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
Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2018 and 2017, which includes both stock options and restricted stock, was $631 and $1,781, respectively, and $849 and $2,359, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the nine months ended December 31, 2018, the Company issued 316,784 shares of common stock for the exercise of employee options.
The following table provides activity for warrants issued and outstanding during the nine months ended December 31, 2018:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2018	4,536,857	1.56
Expired	(412,857)	3.43
Outstanding as of December 31, 2018	4,124,000	1.37
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
With respect to time condition RSAs, the Company expensed $123 and $365 during the three and nine months ended December 31, 2018, respectively, and $157 and $223 during the three and nine months ended December 31, 2017, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2018	132,569	1.09
Granted	539,213	1.53
Vested	(209,233)	1.20
Unvested restricted stock outstanding as of December 31, 2018	462,549	1.56
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of December 31, 2018.
At December 31, 2018, there was $610 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 1.72 years.

12.    Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company had net losses. Because the Company was in a net loss position for the three and nine months ended December 31, 2017, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share. For the three months ended December 31, 2018, because the Company was in a net loss position, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share. For the nine months ended December 31, 2018 the Company was in a net income position, and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the period of $1.39 and $1.55, respectively.
The following table sets forth the computation of net income (loss) per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income / (loss) from continuing operations, net of taxes	$(1,136)	$(4,795)	$2,460	$(15,485)
Weighted-average common shares outstanding, basic	77,645	72,148	76,977	68,575
Weighted-average common shares outstanding, diluted	77,645	75,442	79,371	70,252
Basic and diluted net income / (loss) per common share	$(0.01)	$(0.07)	$0.03	$(0.23)
Common stock equivalents included in net income per diluted share	—	—	2,394	—
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	2,485	3,294	—	1,677
13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and nine months ended December 31, 2018, a tax expense of $216 and $157, respectively, resulted in an effective tax rate of (23.5)% and 6.0%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and nine months ended December 31, 2017, a tax benefit of $84 and $937, respectively, resulted in an effective tax rate of (1.7)% and (5.7)%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the quarter is largely due to changes resulting from the finalization of the transfer pricing study.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rate from 35% to 21% and implementing a territorial tax system. As a result of the valuation allowance against U.S. deferred tax assets and the Company’s U.S. federal and state NOL carryovers, the changes in U.S. tax law have not impacted the Company’s annual effective tax rate for the three and nine months ended December 31, 2018.
14.    Commitments and Contingencies

Potential Financial Exposure Related to Discontinued Operations

Please see information regarding possible exposure related to the settlement of certain assets and liabilities related to the disposition of the Pay business in Note 4 "Discontinued Operations."

15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three and nine months ended December 31, 2018 and 2017. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended December 31,
	2018	2017
	(Unaudited)
Net revenues
United States and Canada	$20,952	$14,095
Europe, Middle East, and Africa	6,160	1,514
Asia Pacific and China	2,312	6,190
Mexico, Central America, and South America	987	933
Consolidated net revenues	$30,411	$22,732

	Nine months ended December 31,
	2018	2017
	(Unaudited)
Net revenues
United States and Canada	$53,871	$28,929
Europe, Middle East, and Africa	13,244	4,011
Asia Pacific and China	6,709	17,490
Mexico, Central America, and South America	2,553	3,360
Consolidated net revenues	$76,377	$53,790

16.    Guarantor and Non-Guarantor Financial Statements
On September 28, 2016, the Company sold to the Initial Purchaser $16,000 principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased, or redeemed in accordance with their terms prior to such date. The Notes were issued under the Indenture, as amended and supplemented to date, between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically DT USA, DT Media, DT EMEA, and DT APAC. Given the Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest on a senior unsecured basis by four of the wholly-owned subsidiaries of the Company, the Company is required by SEC Reg S-X 210.3-10 to include, in a footnote, consolidating financial information for the same periods with a separate column for:

•	The parent company;

•	The subsidiary guarantors on a combined basis;

•	Any other subsidiaries of the parent company on a combined basis;

•	Consolidating adjustments; and

•	The total consolidated amounts.
The following consolidated financial information includes:
(1) Consolidated balance sheets as of December 31, 2018 and March 31, 2018; consolidated statements of operations for the three and nine months ended December 31, 2018 and 2017; and consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 of (a) Digital Turbine, Inc. as the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) Digital Turbine, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Digital Turbine, Inc., as the parent, with its guarantor and non-guarantor subsidiaries.
Digital Turbine, Inc. owns 100% of all of the guarantor subsidiaries, and as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended December 31, 2018 or 2017.

Consolidated Balance Sheet
as of December 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$216	$9,777	$107	$10,100
Restricted cash	256	175	—	431
Accounts receivable, net of allowance of $937	—	24,069	152	24,221
Deposits	34	113	14	161
Prepaid expenses and other current assets	357	815	142	1,314
Current assets held for disposal	—	3,435	(1)	3,434
Total current assets	863	38,384	414	39,661
Property and equipment, net	764	2,531	5	3,300
Deferred tax assets	439	—	—	439
Intangible assets, net	1	225	—	226
Goodwill	1,065	40,201	1,000	42,266
TOTAL ASSETS	$3,132	$81,341	$1,419	$85,892
INTERCOMPANY
Intercompany payable / (receivable), net	111,398	(94,427)	(16,971)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$674	$21,866	$12	$22,552
Accrued license fees and revenue share	—	11,369	122	11,491
Accrued compensation	954	628	32	1,614
Short-term debt, net of debt issuance costs and discounts of $78	1,522	—	—	1,522
Other current liabilities	1,076	684	42	1,802
Current liabilities held for disposal	—	5,264	166	5,430
Total current liabilities	4,226	39,811	374	44,411
Convertible notes, net of debt issuance costs and discounts of $1,402	3,298	—	—	3,298
Convertible note embedded derivative liability	3,113	—	—	3,113
Warrant liability	3,135	—	—	3,135
Other non-current liabilities	182	—	—	182
Total liabilities	13,954	39,811	374	54,139
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 78,459,070 issued and 77,704,471 outstanding at December 31, 2018	10	—	—	10
Additional paid-in capital	321,297	—	—	321,297
Treasury stock (754,599 shares at December 31, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	30	(1,489)	1,136	(323)
Accumulated deficit	(220,790)	(51,408)	(17,062)	(289,260)
Total stockholders' equity	100,576	(52,897)	(15,926)	31,753
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,530	$(13,086)	$(15,552)	$85,892

Consolidated Balance Sheet
as of March 31, 2018
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
ASSETS
Current assets
Cash	$501	$11,800	$419	$12,720
Restricted cash	156	175	—	331
Accounts receivable, net of allowance of $512	—	16,777	273	17,050
Deposits	34	113	4	151
Prepaid expenses and other current assets	330	406	14	750
Current assets held for disposal	—	8,610	143	8,753
Total current assets	1,021	37,881	853	39,755
Property and equipment, net	257	2,485	15	2,757
Deferred tax assets	596	—	—	596
Intangible assets, net	—	1,231	—	1,231
Goodwill	—	41,268	1,000	42,268
TOTAL ASSETS	$1,874	$82,865	$1,868	$86,607
INTERCOMPANY
Intercompany payable / (receivable), net	117,873	(114,234)	(3,639)	—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,031	$18,841	$23	$19,895
Accrued license fees and revenue share	—	7,989	243	8,232
Accrued compensation	2,285	661	20	2,966
Short-term debt, net of debt issuance costs and discounts of $205	1,445	—	—	1,445
Other current liabilities	911	231	—	1,142
Current liabilities held for disposal	—	12,246	480	12,726
Total current liabilities	5,672	39,968	766	46,406
Convertible notes, net of debt issuance costs and discounts of $1,827	3,873	—	—	3,873
Convertible note embedded derivative liability	4,676	—	—	4,676
Warrant liability	3,980	—	—	3,980
Total liabilities	18,201	39,968	766	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	—	—	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	—	—	10
Additional paid-in capital	318,066	—	—	318,066
Treasury stock (754,599 shares at March 31, 2018)	(71)	—	—	(71)
Accumulated other comprehensive loss	(15)	(621)	311	(325)
Accumulated deficit	(216,544)	(70,716)	(2,848)	(290,108)
Total stockholders' equity	101,546	(71,337)	(2,537)	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,747	$(31,369)	$(1,771)	$86,607

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$54,843	$248	$(24,680)	$30,411
Cost of revenues
License fees and revenue share	—	44,050	(175)	(24,680)	19,195
Other direct cost of revenues	—	538	—	—	538
Total cost of revenues	—	44,588	(175)	(24,680)	19,733
Gross profit	—	10,255	423	—	10,678
Operating expenses
Product development	84	2,233	111	—	2,428
Sales and marketing	121	1,635	206	—	1,962
General and administrative	3,126	706	—	—	3,832
Total operating expenses	3,331	4,574	317	—	8,222
Income / (loss) from operations	(3,331)	5,681	106	—	2,456
Interest and other income / (expense), net
Interest expense	(118)	(76)	—	—	(194)
Foreign exchange transaction gain / (loss)	1	2	(5)	—	(2)
Change in fair value of convertible note embedded derivative liability	(1,476)	—	—	—	(1,476)
Change in fair value of warrant liability	(1,651)	—	—	—	(1,651)
Loss on extinguishment of debt	(10)	—	—	—	(10)
Other expense	(76)	34	(1)	—	(43)
Total interest and other income / (expense), net	(3,330)	(40)	(6)	—	(3,376)
Income / (loss) from continuing operations before income taxes	(6,661)	5,641	100	—	(920)
Income tax provision	216	—	—	—	216
Net income / (loss) from continuing operations, net of taxes	(6,877)	5,641	100	—	(1,136)
Loss from discontinued operations	—	(212)	—	—	(212)
Net loss from discontinued operations, net of taxes	—	(212)	—	—	(212)
Net income / (loss)	$(6,877)	$5,429	$100	$—	$(1,348)
Other comprehensive loss
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	$(6,877)	$5,424	$100	$—	$(1,353)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$139,536	$632	$(63,791)	$76,377
Cost of revenues
License fees and revenue share	—	113,999	5	(63,791)	50,213
Other direct cost of revenues	—	1,553	—	—	1,553
Total cost of revenues	—	115,552	5	(63,791)	51,766
Gross profit	—	23,984	627	—	24,611
Operating expenses
Product development	256	7,572	346	—	8,174
Sales and marketing	479	4,626	606	—	5,711
General and administrative	5,540	3,541	134	—	9,215
Total operating expenses	6,275	15,739	1,086	—	23,100
Income / (loss) from operations	(6,275)	8,245	(459)	—	1,511
Interest and other income / (expense), net
Interest expense	(572)	(76)	—	—	(648)
Foreign exchange transaction gain / (loss)	1	27	(21)	—	7
Change in fair value of convertible note embedded derivative liability	1,096	—	—	—	1,096
Change in fair value of warrant liability	845	—	—	—	845
Loss on extinguishment of debt	(25)	—	—	—	(25)
Other expense	842	(1,006)	(5)	—	(169)
Total interest and other income / (expense), net	2,187	(1,055)	(26)	—	1,106
Income / (loss) from continuing operations before income taxes	(4,088)	7,190	(485)	—	2,617
Income tax provision	157	—	—	—	157
Net income / (loss) from continuing operations, net of taxes	(4,245)	7,190	(485)	—	2,460
Income / (loss) from discontinued operations	(37)	(1,584)	9	—	(1,612)
Net income / (loss) from discontinued operations, net of taxes	(37)	(1,584)	9	—	(1,612)
Net income / (loss)	$(4,282)	$5,606	$(476)	$—	$848
Other comprehensive loss
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	$(4,282)	$5,601	$(476)	$—	$843

Consolidated Statement of Operations and Comprehensive Loss
for the three months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	$—	$41,679	$222	$(19,169)	$22,732
Cost of revenues
License fees and revenue share	—	33,995	61	(19,169)	14,887
Other direct cost of revenues	—	437	—	—	437
Total cost of revenues	—	34,432	61	(19,169)	15,324
Gross profit	—	7,247	161	—	7,408
Operating expenses
Product development	2	3,057	61	—	3,120
Sales and marketing	75	1,441	107	—	1,623
General and administrative	3,682	347	123	—	4,152
Total operating expenses	3,759	4,845	291	—	8,895
Income / (loss) from operations	(3,759)	2,402	(130)	—	(1,487)
Interest and other income / (expense), net
Interest expense	(446)	—	—	—	(446)
Foreign exchange transaction loss	—	48	1	—	49
Change in fair value of convertible note embedded derivative liability	(1,658)	—	—	—	(1,658)
Change in fair value of warrant liability	(898)	—	—	—	(898)
Loss on extinguishment of debt	(285)	—	—	—	(285)
Other income	28	(182)	—	—	(154)
Total interest and other income / (expense), net	(3,259)	(134)	1	—	(3,392)
Income / (loss) from continuing operations before income taxes	(7,018)	2,268	(129)	—	(4,879)
Income tax provision	(88)	6	(2)	—	(84)
Net income / (loss) from continuing operations, net of taxes	(6,930)	2,262	(127)	—	(4,795)
Income / (loss) from discontinued operations	(87)	1,278	(195)	—	996
Net income / (loss) from discontinued operations, net of taxes	(87)	1,278	(195)	—	996
Net income / (loss)	$(7,017)	$3,540	$(322)	$—	$(3,799)
Comprehensive income / (loss)	$(7,017)	$3,540	$(322)	$—	$(3,799)

Consolidated Statement of Operations and Comprehensive Loss
for the nine months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenues	—	97,772	739	(44,721)	53,790
Cost of revenues
License fees and revenue share	—	78,899	166	(44,721)	34,344
Other direct cost of revenues	—	1,276	—		1,276
Total cost of revenues	—	80,175	166	(44,721)	35,620
Gross profit	—	17,597	573	—	18,170
Operating expenses
Product development	14	7,430	91	—	7,535
Sales and marketing	249	3,566	229	—	4,044
General and administrative	8,327	2,417	317	—	11,061
Total operating expenses	8,590	13,413	637	—	22,640
Income / (loss) from operations	(8,590)	4,184	(64)	—	(4,470)
Interest and other income / (expense), net
Interest expense	(1,815)	—	—	—	(1,815)
Foreign exchange transaction loss	—	(62)	1	—	(61)
Change in fair value of convertible note embedded derivative liability	(6,310)	—	—	—	(6,310)
Change in fair value of warrant liability	(2,526)	—	—	—	(2,526)
Loss on extinguishment of debt	(1,167)	—	—	—	(1,167)
Other income	7	(80)	—	—	(73)
Total interest and other income / (expense), net	(11,811)	(142)	1	—	(11,952)
Income / (loss) from continuing operations before income taxes	(20,401)	4,042	(63)	—	(16,422)
Income tax provision	(941)	6	(2)	—	(937)
Net income / (loss) from continuing operations, net of taxes	(19,460)	4,036	(61)	—	(15,485)
Income / (loss) from discontinued operations	(160)	1,854	(641)	—	1,053
Net income / (loss) from discontinued operations, net of taxes	(160)	1,854	(641)	—	1,053
Net income / (loss)	(19,620)	5,890	(702)	—	(14,432)
Other comprehensive income / (loss)
Foreign currency translation adjustment	—	(5)	—	—	(5)
Comprehensive income / (loss)	(19,620)	5,885	(702)	—	(14,437)

Consolidated Statement of Cash Flows
for the nine months ended December 31, 2018 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$(4,245)	$7,190	$(485)	$2,460
Adjustments to reconcile net income / (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	26	2,114	5	2,145
Change in allowance for doubtful accounts	—	390	35	425
Amortization of debt discount and debt issuance costs	251	—	—	251
Stock-based compensation	1,416	—	—	1,416
Stock-based compensation for services rendered	365	—	—	365
Change in fair value of convertible note embedded derivative liability	(1,096)	—	—	(1,096)
Change in fair value of warrant liability	(845)	—	—	(845)
Loss on extinguishment of debt	25	—	—	25
(Increase) / decrease in assets:
Accounts receivable	—	(8,184)	558	(7,626)
Deposits	—	—	(10)	(10)
Deferred tax assets	157	—	—	157
Prepaid expenses and other current assets	(27)	(396)	(128)	(551)
Increase / (decrease) in liabilities:
Accounts payable	(356)	3,258	(245)	2,657
Accrued license fees and revenue share	—	3,419	(161)	3,258
Accrued compensation	(1,331)	(26)	12	(1,345)
Accrued interest	107	—	—	107
Other current liabilities	5,612	(5,399)	468	681
Other non-current liabilities	116	(61)	—	55
Cash provided by operating activities - continuing operations	175	2,305	49	2,529
Cash used in operating activities - discontinued operations	—	(3,075)	(361)	(3,436)
Net cash provided by / (used in) operating activities	175	(770)	(312)	(907)

Cash flows from investing activities
Capital expenditures	(533)	(1,248)	—	(1,781)
Net cash used in investing activities	(533)	(1,248)	—	(1,781)

Cash flows from financing activities
Options exercised	223	—	—	223
Repayment of debt obligations	(50)	—	—	(50)
Net cash provided by financing activities	173	—	—	173

Effect of exchange rate changes on cash	—	(5)	—	(5)

Net change in cash	(185)	(2,023)	(312)	(2,520)

Cash and restricted cash, beginning of period	657	11,975	419	13,051

Cash and restricted cash, end of period	$472	$9,952	$107	$10,531

Consolidated Statement of Cash Flows
for the nine months ended December 31, 2017 (Unaudited)
(in thousands, except par value and share amounts)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$(19,460)	$4,036	$(61)	$(15,485)
Adjustments to reconcile net income / (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	1,344	614	1,958
Amortization of debt discount and debt issuance costs	875	—	—	875
Change in allowance for doubtful accounts	—	246	(15)	231
Stock-based compensation	2,136	—	—	2,136
Stock-based compensation for services rendered	223	—	—	223
Change in fair value of convertible note embedded derivative liability	6,310	—	—	6,310
Change in fair value of warrant liability	2,526	—	—	2,526
Loss on extinguishment of debt	1,167	—	—	1,167
(Increase) / decrease in assets:
Accounts receivable	—	(12,951)	244	(12,707)
Deposits	(34)	4	(4)	(34)
Deferred tax assets	(241)	(3)	—	(244)
Prepaid expenses and other current assets	(50)	8	(11)	(53)
Increase / (decrease) in liabilities:
Accounts payable	(232)	7,284	(19)	7,033
Accrued license fees and revenue share	—	3,525	149	3,674
Accrued compensation	2,026	325	4	2,355
Accrued interest	165	—	—	165
Other current liabilities	3,630	(3,047)	(450)	133
Other non-current liabilities	(674)	46	—	(628)
Cash provided by / (used in) operating activities - continuing operations	(1,633)	817	451	(365)
Cash provided by / (used in) operating activities - discontinued operations	—	1,243	(392)	851
Net cash provided by / (used in) operating activities	(1,633)	2,060	59	486

Cash flows from investing activities
Capital expenditures	(13)	(1,202)	(5)	(1,220)
Cash used in investing activities - continuing operations	(13)	(1,202)	(5)	(1,220)
Cash used in investing activities - discontinued operations	—	(92)	—	(92)
Net cash used in investing activities	(13)	(1,294)	(5)	(1,312)

Cash flows from financing activities
Proceeds from short-term borrowings	2,500	—	—	2,500
Payment of debt issuance costs	(346)	—	—	(346)
Options exercised	259	—	—	259
Repayment of debt obligations	(848)	—	—	(848)
Net cash provided by financing activities	1,565	—	—	1,565

Effect of exchange rate changes on cash	(1)	(5)	1	(5)

Net change in cash	(82)	761	55	734

Cash and restricted cash, beginning of period	414	5,508	558	6,480

Cash and restricted cash, end of period	$332	$6,269	$613	$7,214

17.    Subsequent Events
SEC Settlement

As previously disclosed, the Company has been in discussions with the staff of the SEC to settle the previously disclosed internal control over financial reporting matter. On January 29, 2019, in resolution of the matter, the Commission accepted the Company’s offer of settlement, pursuant to which the Company consented to an order by the SEC that the Company pay a $100 civil money penalty, and cease and desist from causing any violations or future violations of Section 13(B)(2)(b) of the Securities Exchange Act of 1934 and Rule 13-15(a) thereunder, which generally relate to devising and maintaining sufficient internal accounting controls and disclosure controls and procedures, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has determined that it will exit the reporting segment of the business previously referred to as the Content business.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole continuing reporting segment.
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

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,			Nine months ended December 31,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$30,411	$22,732	33.8%	$76,377	$53,790	42.0%
License fees and revenue share	19,195	14,887	28.9%	50,213	34,344	46.2%
Other direct cost of revenues	538	437	23.1%	1,553	1,276	21.7%
Gross profit	10,678	7,408	44.1%	24,611	18,170	35.4%
Total operating expenses	8,222	8,895	(7.6)%	23,100	22,640	2.0%
Income / (loss) from operations	2,456	(1,487)	(265.2)%	1,511	(4,470)	(133.8)%
Interest expense	(194)	(446)	(56.5)%	(648)	(1,815)	(64.3)%
Foreign exchange transaction gain / (loss)	(2)	49	(104.1)%	7	(61)	(111.5)%
Change in fair value of convertible note embedded derivative liability	(1,476)	(1,658)	(11.0)%	1,096	(6,310)	(117.4)%
Change in fair value of warrant liability	(1,651)	(898)	83.9%	845	(2,526)	(133.5)%
Loss on extinguishment of debt	(10)	(285)	(96.5)%	(25)	(1,167)	(97.9)%
Other expense	(43)	(154)	(72.1)%	(169)	(73)	131.5%
Income / (loss) from continuing operations before income taxes	(920)	(4,879)	(81.1)%	2,617	(16,422)	(115.9)%
Income tax benefit / (provision)	216	(84)	(357.1)%	157	(937)	(116.8)%
Net income / (loss) from continuing operations, net of taxes	(1,136)	(4,795)	(76.3)%	2,460	(15,485)	(115.9)%
Basic and diluted net income / (loss) per common share	$(0.01)	$(0.07)	(85.7)%	$0.03	$(0.23)	(113.0)%
Weighted-average common shares outstanding, basic	77,645	72,148	7.6%	76,977	68,575	12.3%
Weighted-average common shares outstanding, diluted	77,645	75,442	2.9%	79,371	70,252	13.0%
Comparison of the three and nine months ended December 31, 2018 and 2017
Net Revenues
During the three and nine months ended December 31, 2018, there was an approximately $7,679 and $22,587, respectively, or 33.8% and 42.0%, respectively, increase in overall revenue as compared to the three and nine months ended December 31, 2017.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and nine months ended December 31, 2018, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products. We expect this positive trend in product demand to continue.
During the three and nine months ended December 31, 2018, Oath Inc. represented 28.8% and 31.1% of net revenues, respectively. During the three and nine months ended December 31, 2017, Oath Inc. represented 23.7% and 23.3% of net revenues, respectively, and Machine Zone, Inc. represented 17.7% and 18.0% of net revenues, respectively.

The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2018, Verizon Wireless, a carrier partner, generated 43.7% and 47.6%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.5% and 38.4%, respectively, of our net revenues. During the three and nine months ended December 31, 2017, Verizon Wireless, generated 49.3% and 52.8%, respectively, while AT&T Inc., including its Cricket subsidiary, generated 40.0% and 32.4%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects. The Company is not aware of any material changes to these relationships, or material reductions or delays in operating activity with these customers or partners.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Gross margin $	$10,678	$7,408	44.1%	$24,611	$18,170	35.4%
Gross margin %	35.1%	32.6%	7.7%	32.2%	33.8%	(4.7)%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $10,678 and $24,611, respectively, or 35.1% and 32.2%, respectively, for the three and nine months ended December 31, 2018 versus approximately $7,408 and $18,170, respectively, or 32.6% and 33.8%, respectively, for the three and nine months ended December 31, 2017. The increase in gross margin dollars of $3,270 and $6,441, respectively, or 44.1% and 35.4%, respectively, is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business positively impacted by improved yield from a higher mix of non-dynamic install revenue. The increase and decrease in gross margin percentage over the comparative periods of 7.7% and 4.7%, respectively, is primarily attributable to improved yield from a higher mix of non-dynamic install revenue for the three months ended December 31, 2018 and 2017, respectively, and higher-percentage partner revenue share as certain revenue partners continue to reach volume thresholds for the nine months ended December 31, 2018 and 2017, respectively.
Operating Expenses

	Three months ended December 31,			Nine months ended December 31,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Product development	$2,428	$3,120	(22.2)%	$8,174	$7,535	8.5%
Sales and marketing	1,962	1,623	20.9%	5,711	4,044	41.2%
General and administrative	3,832	4,152	(7.7)%	9,215	11,061	(16.7)%
Total operating expenses	$8,222	$8,895	(7.6)%	$23,100	$22,640	2.0%
Total operating expenses for the three and nine months ended December 31, 2018 and 2017 were approximately $8,222 and $23,100, respectively, and $8,895 and $22,640, respectively, a decrease of approximately $673 and an increase of approximately $460, respectively, or a decrease of approximately 7.6% and an increase of approximately 2.0%, respectively, over the comparative period.

Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and nine months ended December 31, 2018 and 2017 were approximately $2,428 and $8,174, respectively, and $3,120 and $7,535, respectively, a decrease of approximately $692 and an increase of $639, respectively, or 22.2% and 8.5%, respectively, over the comparative period. The decrease in costs over the comparative three-month period was attributable to higher capitalized software development time, resulting in lower headcount-related expenses, and workload rationalization resulting in reduced product development headcount. The increase in costs over the comparative nine-month period was primarily a function of incremental personnel hired during fiscal year 2019 and hosting expenses associated with development activity.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and nine months ended December 31, 2018 and 2017 were approximately $1,962 and $5,711, respectively, and $1,623 and $4,044, respectively, an increase of approximately $339 and $1,667, respectively, or 20.9% and 41.2%, respectively, over the comparative period. The increase in sales and marketing expenses over the comparative three-month period was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and nine months ended December 31, 2018 and 2017 were approximately $3,832 and $9,215, respectively, and $4,152 and $11,061, respectively, a decrease of approximately $320 and $1,846, respectively, or 7.7% and 16.7%, respectively, over the comparative period. The decrease over the comparative three-month period is primarily attributable to lower legal, accounting, and professional consulting costs.
Interest and Other Income / (Expense)

	Three months ended December 31,			Nine months ended December 31,
	2018	2017	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Interest expense	$(194)	$(446)	(56.5)%	$(648)	$(1,815)	(64.3)%
Foreign exchange transaction gain / (loss)	(2)	49	(104.1)%	7	(61)	(111.5)%
Change in fair value of convertible note embedded derivative liability	(1,476)	(1,658)	(11.0)%	1,096	(6,310)	(117.4)%
Change in fair value of warrant liability	(1,651)	(898)	83.9%	845	(2,526)	(133.5)%
Loss on extinguishment of debt	(10)	(285)	(96.5)%	(25)	(1,167)	(97.9)%
Other expense	(43)	(154)	(72.1)%	(169)	(73)	131.5%
Total interest and other income / (expense), net	$(3,376)	$(3,392)	(0.5)%	$1,106	$(11,952)	(109.3)%
Total interest and other income / (expense), net, for the three and nine months ended December 31, 2018 and 2017 was approximately $(3,376) and $1,106, respectively, and $(3,392) and $(11,952), respectively, a decrease in other income / (expense) of approximately $16 and $13,058, respectively, or 0.5% and 109.3%, respectively, over the comparative period. The decrease in other income / (expense) over the comparative three-month period is primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.

Interest Expense, Net
Interest expense is generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Interest income consists of interest income earned on our cash. Interest expense, net, is primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt); 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 6.75% (Wall Street Journal Prime Rate + 1.25%); and 3) amortization of debt discount related to the Notes, which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $194 and $648, respectively, and $446 and $1,815, respectively, of interest expense during the three and nine months ended December 31, 2018 and 2017, inclusive of debt discount and debt issuance cost amortization. The decrease in interest expense is primarily due to lower principal debt outstanding as a function of the conversion of some of our Notes between the comparative periods.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a loss and a gain, respectively, from change in fair value of convertible note embedded derivative liability of $1,476 and $1,096, respectively, due to the increase in the Company's closing stock price during the current quarter from $1.24 at September 30, 2018 to $1.83 at December 31, 2018 and due to the decrease in the Company's closing stock price from $2.01 at March 31, 2018 to $1.83 at December 31, 2018. During the three and nine months ended December 31, 2017, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,658 and $6,310, respectively, due to the increase in the Company's closing stock price from September 30, 2017 to December 31, 2017 of $1.51 to $1.79 and from March 31, 2017 to December 31, 2017 of $0.94 to $1.79. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8 "Debt" Convertible Notes for more information regarding the conversion of Convertible Notes during the current year and during fiscal 2018.
Change in Fair Value of Warrant Liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes to the Initial Purchaser in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income / (expense), net, in the Consolidated Statements of Operations and Comprehensive Income / (Loss).
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a loss and a gain, respectively, from change in fair value of warrant liability of $1,651 and $845, respectively, due to the increase in the Company's closing stock price during the current quarter from $1.24 at September 30, 2018 to $1.83 at December 31, 2018 and due to the decrease in the Company's closing stock price from $2.01 at March 31, 2018 to $1.83 at December 31, 2018. During the three and nine months ended December 31, 2017, the Company recorded a loss from change in fair value of warrant liability of $898 and $2,526, respectively, due to the increase in the Company's closing stock price from September 30, 2017 to December 31, 2017 of $1.51 to $1.79 and from March 31, 2017 to December 31, 2017 of $0.94 to $1.79.

Liquidity and Capital Resources
Selected Liquidity Information

	December 31, 2018	March 31, 2018
	(unaudited)
	(in thousands)
Cash
Cash	$10,100	$12,720
Restricted cash	431	331
Total cash and restricted cash	10,531	13,051

Short-term debt
Short-term debt, net of debt issuance costs of $78 and $205, respectively	1,522	1,445
Total short-term debt	$1,522	$1,445

Long-term debt
Convertible notes, net of debt issuance costs and discounts of $1,402 and $1,827, respectively	3,298	3,873
Total long-term debt	$3,298	$3,873
Total debt	$4,820	$5,318

Working capital (1)
Current assets	$36,227	$31,002
Current liabilities	38,981	33,680
Working capital (1)	$(2,754)	$(2,678)
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet.
Working Capital
Cash and restricted cash totaled approximately $10,531 and $13,051 at December 31, 2018 and March 31, 2018, respectively, a decrease of approximately $2,520 or 19.3%. Current assets including assets held for disposal totaled $39,661 and $39,755 at December 31, 2018 and March 31, 2018, respectively, a decrease of approximately $94 or 0.2%. As of December 31, 2018 and March 31, 2018, the Company had approximately $24,221 and $17,050, respectively, in net accounts receivable, an increase of $7,171 or 42.1%. As of December 31, 2018 and March 31, 2018, the Company's working capital deficit was $2,754 and $2,678, respectively, an increase in working capital deficit of $76 or 2.8%. The decrease in working capital was primarily attributable to an increase in accounts payable of $2,657, an increase in accrued license fees and revenue share of $3,259, and a decrease in cash and restricted cash of $2,520, offset by an increase in net accounts receivable of $7,171.
Our primary sources of liquidity have historically been issuances of common and preferred stock and debt. As of December 31, 2018, we had cash and restricted cash totaling approximately $10,531.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. The amounts advanced under the Credit Agreement mature in two years and accrue interest at prime-plus-1.25%, subject to a 4.00% floor, with the prime rate defined as that published in the Wall Street Journal. The Credit Facility also carries an annual facility fee of $22.9, and an early termination fee of 0.5% if terminated during the first year. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries, subject to partial pledges of stock of non-US subsidiaries. In addition to customary covenants, including restrictions on payments and restrictions on indebtedness, the Credit Agreement requires the Company to comply with certain financial covenants as described in Note 8. "Debt" in our consolidated financial statements in Item 1 of this Report.
The Company believes that it has sufficient financial resources to meet its business requirements for at least twelve months from the issuance date of this Report.

Cash Flow Summary

	Nine months ended December 31,
	2018	2017	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash provided by / (used in) operating activities - continuing operations	$2,529	$(365)	792.9%
Capital expenditures	(1,781)	(1,220)	46.0%
Proceeds from short-term borrowings	—	2,500	(100.0)%
Options exercised	223	259	(13.9)%
Repayment of debt obligations	(50)	(848)	(94.1)%
Payment of debt issuance costs	—	(346)	100.0%
Effect of exchange rate changes on cash	(5)	(5)	—%
Operating Activities
During the nine months ended December 31, 2018 and 2017, the Company's net cash provided by / (used in) operating activities from continuing operations was $2,529 and $365, respectively, a positive change of $2,894 or 792.9%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the nine months ended December 31, 2018, net cash used in operating activities from continuing operations was $2,529, resulting from a net income of $2,460 offset by net non-cash expenses of $2,686, which included depreciation and amortization expense, change in allowance for doubtful accounts, amortization of debt discount and debt issuance costs, stock-based compensation expense, stock-based compensation related to the vesting of restricted stock for services, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $2,145, $425, $251, $1,416, $365, $(1,096), $(845), and $25, respectively. Net cash used in operating activities during the nine months ended December 31, 2018 was also impacted by the change in net working capital accounts as of December 31, 2018 compared to March 31, 2018, with a net increase in current liabilities of approximately $5,358 (inclusive of accounts payable, accrued interest, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $8,187 (inclusive of accounts receivable, deposits, and prepaid expenses and other current assets) over the comparative periods. The net increase in working capital liabilities of $5,358 was driven primarily by increases in accounts payable, accrued license fees and revenue share, accrued interest, and other current liabilities, offset by a decrease in accrued compensation. The net increase in working capital assets of $8,187 was driven primarily by the increase in accounts receivable, mostly due to the timing of payments from our advertising customers. Furthermore, non-current deferred tax assets decreased by $157 due to the impact of the tax provision booked during the period and non-current liabilities increased by $55.
Investing Activities
For the nine months ended December 31, 2018 and 2017, net cash used in investing activities from continuing operations was approximately $1,781 and $1,220, respectively, which is comprised of capital expenditures related mostly to internally-developed software.

Financing Activities
For the nine months ended December 31, 2018, net cash provided by financing activities was approximately $173, inclusive of $223 in proceeds from the exercise of stock options offset by cash paid for the settlement of debt of $50. For the nine months ended December 31, 2017, net cash provided by financing activities was approximately $1,565, due to proceeds from short-term borrowings of $2,500 and proceeds from the exercise of stock options of $259, offset by the payment of $346 in debt issuance costs and the repayment of debt obligations of $848.
As of December 31, 2018, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Convertible notes (a)	$4,700	$—	$4,700	$—	$—
Operating leases (b)	4,890	1,004	1,742	1,701	443
Interest and bank fees	845	434	411	—	—
Uncertain tax positions (c)	—	—	—	—	—
Total contractual cash obligations	$10,435	$1,438	$6,853	$1,701	$443
(a) Convertible notes maturing on September 23, 2020 (the “Notes”), unless converted, repurchased, or redeemed in accordance with their terms prior to such date.
(b) Consists of operating leases for our office facilities.
(c) We have approximately $904 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our media costs are billed in U.S. dollars, causing both our revenue and, disproportionately, our operating income / (loss) and net income / (loss) to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable balances, and inter-company balances that are denominated in these currencies impact our net income / (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
SEC Settlement

As previously disclosed, the Company has been in discussions with the staff of the SEC to settle the previously disclosed internal control over financial reporting matter. On January 29, 2019, in resolution of the matter, the Commission accepted the Company’s offer of settlement, pursuant to which the Company consented to an order by the SEC that the Company pay a $100 civil money penalty, and cease and desist from causing any violations or future violations of Section 13(B)(2)(b) of the Securities Exchange Act of 1934 and Rule 13-15(a) thereunder, which generally relate to devising and maintaining sufficient internal accounting controls and disclosure controls and procedures, respectively.

Item 1 (A). Risk Factors
The Company is not aware of any material changes from the risk factors set forth under “Risk Factors” in its Annual Report on Form 10-K for the year ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

ITEM 6.    EXHIBITS

10.25	License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015.††

10.25.2	Amendment No. 1 to the Supplement No. 1 to License and Software Agreement between AT&T Mobility LLC and the Company, dated as of October 17, 2018.*††

31.1	Certification of William Stone, Principal Executive Officer.*

31.2	Certification of Barrett Garrison, Principal Financial Officer.*

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.+

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350.+

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

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
Dated: February 5, 2019
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: February 5, 2019
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)