Form 10-K
period 2019-03-31
Digital Turbine, Inc.
filed 2019-06-03
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Nueces Street, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	APPS	The Nasdaq Stock Market LLC (NASDAQ Capital Market)
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of a “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2018 was $91,244,134.
As of May 28, 2019, the Company had 81,683,661 shares of its common stock, $0.0001 par value per share, outstanding.
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
FOR THE PERIOD ENDED March 31, 2019

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

•	a decline in general economic conditions nationally and internationally;

•	decreased market demand for our products and services;

•	market acceptance and brand awareness of our products;

•	risks associated with indebtedness;

•	ability to comply with financial covenants in outstanding indebtedness;

•	the ability to protect our intellectual property rights;

•	impact of any litigation or infringement actions brought against us;

•	competition from other providers and products based on pricing and other activities;

•	risks and costs in product development;

•	the potential for unforeseen or underestimated cash requirements or liabilities;

•
risks associated with adoption of our products among existing customers and adoption of our platform and time to revenue with new customers (including the impact of possible delays with major partners in the roll out of mobile phones and other devices deploying our products and other factors out of our control);

•	risks associated with delays in major mobile phone and other device launches, or the failure of such launches to achieve the scale and customer adoption that either we or the market may expect;

•	the impact of currency exchange rate fluctuations on our reported GAAP financial statements;

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

•
technology management risk as the Company needs to adapt to complex specifications of different partners and the management of a complex technology platform given the Company's relatively limited resources;

•	inability to raise capital to fund continuing operations;

•	changes in government regulation;

•	volatility in the price of our common stock and ability to satisfy exchange continued listing requirements;

•	rapid and complex changes occurring in the mobile device marketplace, and

•	other risks described in the risk factors in Item 1A of this Form 10-K under the heading “Risk Factors.”
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
Current Operations
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. Currently Digital Turbine has delivered over 2 billion application preloads on over 260 million devices across thirty plus Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment - Advertising.
The Company's Advertising business consists of O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:
◦Ignite™ ("Ignite"), a software platform with targeted media delivery and management capabilities, and
◦Other recurring and lifecycle products, features, and professional services delivered on the Ignite platform.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.
Information about Discontinued Operations
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission (the "SEC"). The transaction was completed in July 2018. With the sale of these assets, the Company has determined that it will exit the segment previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing ("A&P") business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed in June 2018. With the sale of these assets, the Company has determined that it will exit the segment of its Advertising business previously referred to as the A&P business.
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
Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other recurring and lifecycle products, features, and professional services delivered on the Ignite platform.
Ignite is a software platform that enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third party advertisers; or via Per-Device-License Fees (PDL) agreements which allow operators and OEMs to leverage the Ignite platform, products and features for a structured fee. Setup Wizard and Dynamic Installs are the two delivery methods available to operators and OEMs on first boot of the device. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
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
Our primary competition for application and media distribution comes from the traditional Google application store, existing operator solutions built internally, as well as companies providing application install products and services as offered by Facebook, Snapchat, IronSource, InMobi, Cheetah Mobile, Baidu, Taptica, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. With Ignite, we compete with smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our Ignite products, which could be a material source of competition. And finally, although we do not see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, Salesforce, or MobileIron, it is possible they could decide to compete against our Ignite solution.
Digital Turbine has internally developed solutions for top-tier mobile operators and original equipment manufacturers including device application management solutions and application-based value added services. Ignite is a patent pending mobile application management solution that enables operators and device OEMs to pre-install and manage applications from a single web interface. We see competitors in internally developed operator solutions and specific mobile application management solutions built individually by OEMs.

Product Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the years ended March 31, 2019, 2018, 2017 were $10.9 million, $9.7 million, and $9.3 million, respectively.
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
During the year ended March 31, 2019 one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues. During the year ended March 31, 2018, two major customers, Oath Inc., a subsidiary of Verizon Communications, and Machine Zone, Inc., represented 23.5% and 16.1% of net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the year ended March 31, 2019 and 2018, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 45.9% and 51.5%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.7% and 34.3%, respectively, of our net revenues.
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
Employees
As of March 31, 2019, the Company, including its subsidiaries, had 161 employees, 158 of whom were full-time and 3 of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2019, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as-needed basis.
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
In April 2018, the Company entered into two separate agreements to dispose of the Content reporting segment (through the Pay Agreement) and A&P business within the Advertising reporting segment (through the A&P Agreement). As a result of these dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as "held for disposal" in the consolidated financial statements in Item 8 of this Report. The Pay Agreement and A&P Agreement both closed in June 2018.
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
•maintain and expand our current, and develop new, relationships with compelling advertising partners;
•retain or improve our current revenue-sharing arrangements with carriers and OEMs;
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
•the timing of compensation expense associated with equity compensation grants; and
•decisions by us to incur additional expenses for product development
As a result of these and other factors, including seasonality attributable to the holiday seasons, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.
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
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, and advertisers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by end users will depend on our ability to develop engaging products and quality services to maintain existing, and attracts new, business relationships and end users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, carriers, and OEMs do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users, carriers, and OEMs, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the Internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure to support advanced features beyond just mobile web access;

•	users’ concerns about the security of these devices;

•	inconsistent quality of cellular or wireless connection;

•	unavailability of cost-effective, high-speed Internet service;

•	changes in network carrier pricing plans that charge device users based on the amount of data consumed; and

•	new technology which is not compatible with our products and offerings.
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
If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent advertising or content from being delivered to their users, our ability to grow our business will be impaired.
A portion of our business model depends upon the continued demand for mobile advertising on connected devices, as well as the major operating systems that run on them and the number of applications that are downloaded onto them.
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

We may be subject to legal liability associated with providing mobile and online services.
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
The Company’s success will depend on its ability to maintain and expand its current advertiser client relationships and to develop new relationships. The Company’s contracts with its advertiser clients does not generally include long-term obligations requiring them to purchase the Company’s services and are cancelable upon short or no notice and without penalty. As a result, the Company may have limited visibility as to its future advertising revenue streams. The Company will not be able to provide assurance that its advertiser clients will continue to use its services or that it will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of the Company’s business decides to materially reduce its use of the Company’s platform or to cease using the Company’s platform altogether, it is possible that the Company may not have a sufficient supply of ads to fill its developers’ advertising inventory, in which case the Company’s revenue could be significantly reduced. Revenue derived from performance advertisers in particular is subject to fluctuation and competitive pressures. Such advertisers, which seek to drive app downloads, are less consistent with respect to their spending volume, and may decide to substantially increase or decrease their use of the Company’s platform based on seasonality or popularity of a particular application.
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
The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile application platforms under which the platforms have agreed to require mobile applications to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. In addition, the state of California has enacted the California
Consumer Privacy Act of 2018, a privacy and cyber security law, which establishes strict data protection and privacy controls and reporting requirements and increases liabilities for non-compliance. In addition, other jurisdictions, including other states, have enacted, or may enact, their own privacy and cyber security laws. Any such laws may impact our operations and the
California legislation underscores the increasing risk profile of our business to both cyber events and the emerging, strict, regulatory framework governing all businesses dealing in personal data. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect the Company’s business, particularly with regard to location-based services, collection or use of data to target ads, and communication with consumers via mobile devices.
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
As the Company expands its operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on its business. In particular, the European Union (EU) has adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which became effective in 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Complying with any new regulatory requirements could force it to incur substantial costs or require us to change its business practices in a manner that could compromise its ability to effectively pursue its growth strategy.
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
We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission (“SEC” or the “Commission”) and various other bodies. formed to interpret, recommend, and announce appropriate accounting principles, policies, and practices. A change in these principles could have a significant effect on our reported financial results and related financial disclosures, and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:

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
The Company’s success will depend on the continuing and uninterrupted performance of its own internal systems, which the Company will utilize to deliver applications, monitor the performance of advertising campaigns and manage its inventory of advertising space. Its revenue will depend on the technological ability of its platforms to deliver applications. Sustained or repeated system failures that interrupt its ability to provide services to clients, including technological failures affecting its ability to deliver applications quickly and accurately and to process mobile device users’ responses to applications, could significantly reduce the attractiveness of its services to advertisers and reduce its revenue. The combined systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps the Company takes to increase the reliability and redundancy of its systems may be expensive and may not ultimately be successful in preventing system failures.

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
If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
We test goodwill for impairment at least annually or sooner if an indicator of impairment is present. If such goodwill is deemed impaired, an impairment loss would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would negatively affect our results of operations.
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
Mobile applications and advertising are relatively new, as are our products which are evolving and growth in revenues from those areas is uncertain and changes in the industry may negatively affect our revenue and financial results.
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
Our business depends on deploying new products and services through wireless carriers and OEMs that end users buy. We must continue to invest significant resources in licensing efforts, product development, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our carriers or the entertainment preferences of end users, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our carriers, the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results, and financial condition.

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
Technology changes in the wireless industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services, and other mobile entertainment products, competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to end users, or both. If we cannot achieve our technology goals within our original development schedule, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase our product development resources in an attempt either to preserve our product launch schedule or to keep up with our competition. In either case, our business, operating results and financial condition could be materially harmed.
The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our products and services.
To reach large numbers of wireless subscribers, application developers, and wireless carriers, we must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make continuous investments in product development and maintenance, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature-rich products and services, we anticipate that our product development and maintenance costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.
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
We prepare our financial statements to conform with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the FASB, the SEC, and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. For example, we have used restricted stock and stock options grants as a fundamental component of our employee compensation packages. We believe that such grants directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options or restricted stock to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.

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

The Company’s incurrence of up to $5 million in secured indebtedness as of March 31, 2019, which was subsequently increased to $20 million as of May 22, 2019, could have significant negative consequences including:

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

Our secured indebtedness contains current ratio and revenue financial covenants. There can be no assurance we will continue to satisfy these covenants. We may fail to satisfy the current ratio covenant due to increases in liabilities or decreases in current assets, which can occur despite our best efforts. Similarly, the revenue covenant can fail to be satisfied due to slowdowns in our business or failing to meet projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Recent Developments” for a description of these financial covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on the Company.

The secured indebtedness also contains a requirement that at all times two thirds of our Notes due 2020 remain subject to subordination agreements. There is no assurance that this condition will always be satisfied due to potential sales, conversions or other events with respect to the Notes. If we failed to comply with his requirement the lender may declare a default, which could lead to acceleration and the other adverse consequences noted immediately above.

The collateral pledged to secure our secured debt, consisting of all of our and our subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default and foreclosure or forced sale. Depending on the value of the assets, there could be little if any assets available for common stockholders in any foreclosure or forced sale.

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
Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). On May 28, 2019, the last reported sale price for our common stock on the NASDAQ Capital Market was $3.84 per share and the closing price of our common stock has traded in a range from a low of $1.19 per share to a high of $3.77 per share during fiscal 2019. We must continue to satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
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

Recent regulatory actions may adversely affect the trading price and liquidity of the warrants and our common stock.
We expect that many investors in, and potential purchasers of, the warrants will employ, or seek to employ, a convertible arbitrage strategy with respect to the warrants. Investors would typically implement such a strategy by selling short the common stock underlying the warrants and dynamically adjusting their short position while continuing to hold the warrants. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the warrants to conduct the convertible arbitrage strategy with respect to the warrants.
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

The exercise price for the warrants may not be adjusted for all dilutive events.
The exercise price for the warrants are subject to separate adjustments for certain events, including, but not limited to, the issuance of shares of our common stock without consideration or at a price per share less than the applicable conversion rate, subject to certain exceptions, the issuance of stock dividends on our common stock, the issuance of certain rights, options, or warrants, subdivisions, combinations, distributions of capital stock, evidences of indebtedness, assets or property, cash dividends and certain issuer tender offers or exchange offers as described in the indenture for the Notes. However, the exercise price, as applicable, will not be adjusted for all possible events, such as a third-party tender offer or exchange offer, that may adversely affect the market price of our common stock.

There is no public market for the warrants, which could limit their respective trading price or the investors' ability to sell them.
The warrants are an issuance of securities for which there currently is no respective trading market. As a result, a market may not develop for the warrants and the investor may not be able to sell its warrants. Any warrants that are traded after their initial issuance may trade at a discount from their initial offering price. Future trading prices of the warrants will depend on many factors, including prevailing interest rates, the market for similar securities, general economic conditions and our financial condition, performance and prospects. Accordingly, the investor may be required to bear the financial risk of an investment in the warrants for an indefinite period of time. We do not intend to apply for listing or quotation of the warrants on any securities exchange or automated quotation system. While the initial purchaser may make a market in the warrants, they are not required to do so and, consequently, any market making with respect to the warrants may be discontinued at any time without notice. Even if the initial purchaser makes a market in the warrants, the liquidity of such markets may be limited.

Exercise of the warrants will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of our common stock.
The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion or such exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the warrants may encourage short selling by market participants because the anticipated exercise of the warrants into shares of our common stock could depress the market price of our common stock.

 Holders of warrants will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.
Holders of warrants will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of warrants will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our amended and restated certificate of incorporation requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the warrants.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the warrants. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the warrants as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the respective trading prices of the warrants.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the warrants.
In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, exercise of warrants, and the vesting of restricted stock units and restricted stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the warrants, and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Management concluded that our internal controls over financial reporting were effective as of March 31, 2019; refer to Item 9A of this Annual Report on Form 10-K for more information about management’s assessment of internal controls. We cannot be certain that measures taken by the Company will continue to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover material weaknesses or significant deficiencies in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.

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
The principal offices of Digital Turbine, Inc. are located at 111 Nueces Street, Austin, Texas 78701. Digital Turbine also leases property in Durham, North Carolina and San Francisco, California through its wholly-owned subsidiary, DT Media; and internationally in Tel Aviv, Israel and Singapore through its wholly-owned subsidiaries DT EMEA and DT Singapore, respectively.

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
Holders
As of May 28, 2019, there were 11,604 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
There were no purchases of equity securities by us during the year ended March 31, 2019.
Recent Sale of Unregistered Securities
None.
Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2014 and March 31, 2019, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC), and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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
The consolidated statements of operations data for each of the three years ended March 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of March 31, 2019 and 2018 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended March 31, 2016 and 2015 and the consolidated balance sheet data as of March 31, 2017, 2016, and 2015 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
For further information see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

	Year ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Results of Operations
Net revenues	$103,569	$74,751	$40,207	$22,251	$3,371
Income / (loss) from operations	3,445	(5,809)	(16,971)	(22,534)	(16,556)
Loss from continuing operations, net of taxes	(4,302)	(19,697)	(19,138)	(24,492)	(16,173)
Basic and diluted net loss per common share from continuing operations	$(0.06)	$(0.28)	$(0.29)	$(0.40)	$(0.41)
Weighted-average common shares outstanding from continuing operations, basic and diluted	77,440	70,263	66,511	61,763	38,967
Balance Sheet Data
Cash	$10,894	$12,720	$6,149	$11,231	$7,069
Working capital (1)	713	(2,678)	1,353	(4,531)	(3,924)
Total assets (2)	$82,861	$86,607	$107,580	$121,940	$122,571
Long-term obligations	8,195	12,529	14,761	815	7,090
Total stockholders' equity	$36,358	$27,672	$62,045	$82,271	$91,529
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
Company Overview
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. Currently Digital Turbine has delivered over 2 billion application preloads on over 260 million devices across thirty plus Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment - Advertising.
The Company's Advertising business consists of O&O, an advertiser solution for unique and exclusive carrier and OEM inventory which is comprised of services including:
◦Ignite™ ("Ignite"), a software platform with targeted media delivery and management capabilities, and
◦Other recurring and lifecycle products, features, and professional services delivered on the Ignite platform.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.

O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other recurring and lifecycle products, features, and professional services delivered on the Ignite platform.
Ignite is a software platform that enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a mobile device. Ignite allows mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third party advertisers; or via Per-Device-License Fees (PDL) agreements which allow operators and OEMs to leverage the Ignite platform, products and features for a structured fee. Setup Wizard and Dynamic Installs are the two delivery methods available to operators and OEMs on first boot of the device. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
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

RESULTS OF OPERATIONS
Below are our revenues, cost of revenues, and expenses for fiscal 2019, 2018, and 2017. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Years Ended March 31,			Years Ended March 31,
	2019	2018	% of Change	2018	2017	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$103,569	$74,751	38.6%	$74,751	$40,207	85.9%
License fees and revenue share	65,981	47,967	37.6%	47,967	26,374	81.9%
Other direct cost of revenues	2,023	1,729	17.0%	1,729	2,575	(32.9)%
Gross profit	35,565	25,055	41.9%	25,055	11,258	122.6%
Total operating expenses	32,120	30,864	4.1%	30,864	28,229	9.3%
Income / (loss) from operations	3,445	(5,809)	(159.3)%	(5,809)	(16,971)	(65.8)%
Interest expense	(1,120)	(2,067)	(45.8)%	(2,067)	(2,625)	(21.3)%
Foreign exchange transaction gain / (loss)	3	(148)	(102.0)%	(148)	(26)	469.2%
Change in fair value of convertible note embedded derivative liability	(1,008)	(7,559)	(86.7)%	(7,559)	475	100.0%
Change in fair value of warrant liability	(4,875)	(3,208)	52.0%	(3,208)	147	100.0%
Loss on extinguishment of debt	(431)	(1,785)	(75.9)%	(1,785)	(293)	(100.0)%
Other income / (expense)	153	(72)	(312.5)%	(72)	11	(754.5)%
Loss from continuing operations before income taxes	(3,833)	(20,648)	(81.4)%	(20,648)	(19,282)	7.1%
Income tax (benefit) / provision	469	(951)	(149.3)%	(951)	(144)	560.4%
Loss from continuing operations, net of taxes	$(4,302)	$(19,697)	(78.2)%	$(19,697)	$(19,138)	2.9%
Basic and diluted net loss per common share, from continuing operations	$(0.06)	$(0.28)	(78.6)%	$(0.28)	$(0.29)	(3.4)%
Weighted-average common shares outstanding, basic and diluted	77,440	70,263	10.2%	70,263	66,511	5.6%

Net Revenues
Fiscal 2019 Compared to Fiscal 2018
During the year ended March 31, 2019, revenues increased $28,818 or 38.6%, compared to the prior year's period.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the years ended March 31, 2019 and 2018, the main revenue driver for the O&O business was the Ignite platform. Ignite is an application delivery and management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service which has led to higher CPI and CPP revenue per available placement. This is driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features. We expect this positive demand trend to continue as the market has responded positively to our expanding features within our platform, and as we onboard and scale new partners.
During the year ended March 31, 2019 one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues. During the year ended March 31, 2018, two major customers, Oath Inc., a subsidiary of Verizon Communications, and Machine Zone, Inc., represented 23.5% and 16.1% of net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the year ended March 31, 2019 and 2018, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 45.9% and 51.5%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.7% and 34.3%, respectively, of our net revenues.
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
Fiscal 2018 Compared to Fiscal 2017
During the year ended March 31, 2018, revenues increased $34,544 or 85.9%, compared to the prior year's period. Growth stemmed from significant growth attributable to increased demand for the Ignite service which has led to higher CPI and CPP revenue per available placement. This is driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features. We expect this positive demand trend to continue as the market has responded positively to our expanding features within our platform, and as we onboard and scale new partners.
During the year ended March 31, 2018, two major customers, Oath Inc., a subsidiary of Verizon Communications, and Machine Zone, Inc., represented 23.5% and 16.1% of net revenues, respectively. During the year ended March 31, 2017, two major customers, Oath Inc. and Jam City Inc., represented 21.9% and 26.1% of net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the year ended March 31, 2018 and 2017, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 51.5% and 61.1%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 34.3% and 17.6%, respectively, of our net revenues.

Gross Margins

	Years ended March 31,			Years ended March 31,
	2019	2018	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Gross margin $	$35,565	$25,055	41.9%	$25,055	$11,258	122.6%
Gross margin %	34.3%	33.5%		33.5%	28.0%
Fiscal 2019 Compared to Fiscal 2018
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $35,565 or 34.3% for the year ended March 31, 2019 versus $25,055 or 33.5% for the year ended March 31, 2018. The increase in gross margin dollars of $10,510 or 41.9%, is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business positively impacted by improved yield from a higher mix of non-dynamic install revenue for the year ended March 31, 2019.
Fiscal 2018 Compared to Fiscal 2017
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles) was $25,055 or 33.5% for the year ended March 31, 2018, versus $11,258 or 28.0% for the year ended March 31, 2017. The year ended March 31, 2017 includes the impact of a $757 impairment charge taken for certain intangible assets related to the IP purchased in the XYO acquisition. The increase in gross margin dollars of $13,797 or 122.6%, is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business. Overall gross margin percentage increased as growth was coupled with higher gross margin O&O revenue contracts with new and existing partners, coupled with lower amortization of intangibles.
Operating Expenses

	Years ended March 31,			Years ended March 31,
	2019	2018	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Product development	$10,876	$9,653	12.7%	$9,653	$9,283	4.0%
Sales and marketing	8,212	6,087	34.9%	6,087	4,180	45.6%
General and administrative	13,032	15,124	(13.8)%	15,124	14,766	2.4%
Total operating expenses	$32,120	$30,864	4.1%	$30,864	$28,229	9.3%
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
Fiscal 2019 Compared to Fiscal 2018
Total operating expenses for the year ended March 31, 2019 and March 31, 2018 were approximately $32,120 and $30,864, respectively, representing a year over year increase of approximately $1,256 or 4.1%. This change is a result of continued Company wide cost control measures and shows the Company's ability to scale revenue at a greater rate than operating expense.

Product development expenses for the year ended March 31, 2019 and March 31, 2018 were approximately $10,876 and $9,653, respectively, representing a year over year increase of approximately $1,223 or 12.7%. The increase in costs over the comparative periods is primarily a function of incremental personnel hired during fiscal year 2019 and hosting expenses associated with development activity.
Sales and marketing expenses for the year ended March 31, 2019 and March 31, 2018 were approximately $8,212 and $6,087, respectively, representing a year over year increase of approximately $2,125 or 34.9%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the year ended March 31, 2019 and March 31, 2018 were approximately $13,032 and $15,124, respectively, a decrease of approximately $(2,092) or (13.8)%. The decrease over the comparative periods is primarily attributable to lower employee related expenses, as well as lower legal, accounting, and other professional consulting costs.
Fiscal 2018 Compared to Fiscal 2017
Total operating expenses for the year ended March 31, 2018 and March 31, 2017 were $30,864 and $28,229, respectively, an increase of $2,635 or 9.3%.
Product development expenses for the year ended March 31, 2018 and March 31, 2017 were $9,653 and $9,283, respectively, an increase of $370 or 4.0%. The increase over the comparative periods is primarily attributable to the Company's increased investment in the offices in Tel Aviv, Israel and Durham, North Carolina through additional headcount being added in those regions, as well as from increased hosting expenses driven by the growth in the business.
Sales and marketing expenses for the year ended March 31, 2018 and March 31, 2017 were $6,087 and $4,180, respectively, an increase of $1,907 or 45.6%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased commissions associated with the sales team generating more revenue through new and existing partner relationships.
General and administrative expenses for the year ended March 31, 2018 and March 31, 2017 were $15,124 and $14,766, respectively, a decrease of $358 or 2.4%. The increase over the comparative periods is primarily attributable to accounting and professional consulting expenses, stock option expense related to stock option grants issued to employees, office related expenses, administrative employee payroll expense, and other payroll related expenses.
Other Income and Expenses

	Years ended March 31,			Years ended March 31,
	2019	2018	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Interest expense	$(1,120)	$(2,067)	(45.8)%	$(2,067)	$(2,625)	(21.3)%
Foreign exchange transaction gain / (loss)	3	(148)	(102.0)%	(148)	(26)	469.2%
Change in fair value of convertible note embedded derivative liability	(1,008)	(7,559)	(86.7)%	(7,559)	475	(100.0)%
Change in fair value of warrant liability	(4,875)	(3,208)	52.0%	(3,208)	147	(100.0)%
Loss on extinguishment of debt	(431)	(1,785)	(75.9)%	(1,785)	(293)	100.0%
Other income / (expense)	153	(72)	(312.5)%	(72)	11	(754.5)%
Total interest and other (expense), net	$(7,278)	$(14,839)	(51.0)%	$(14,839)	$(2,311)	542.1%

Fiscal 2019 Compared to Fiscal 2018
Total interest and other expense, net, for the year ended March 31, 2019 and March 31, 2018 were $7,278 and $14,839, respectively, a decrease in net expenses of $7,561 or 51.0%. This change in total interest and other income / (expense), net, was primarily attributable to the change in fair value of convertible note embedded derivative liability, the change in fair value of warrant liability, loss on extinguishment of debt, and interest expense. The change in fair value of embedded derivative and warrant liabilities is due to the change in the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019 partially offset by the settling of $5,700 of the underlying debt instruments which resulted in the loss on extinguishment of $431. The decrease in interest expense is also due to the conversion of all $5,700 of the remaining outstanding Notes (defined below).
Fiscal 2018 Compared to Fiscal 2017
Total interest and other expense, net, for the year ended March 31, 2017 and March 31, 2016 were $14,839 and $2,311, respectively, an increase in net expenses of $12,528 or 542.1%. This change in total interest and other income / (expense), net, was primarily attributable to the change in fair value of convertible note embedded derivative liability, the change in fair value of warrant liability, and loss on extinguishment of debt. The change in fair value of embedded derivative and warrant liabilities is due to the change in the Company's stock price from $0.94 at March 31, 2017 to $2.01 at March 31, 2018 partially offset by the settlement of $10,300 of the underlying debt instruments which resulted in the loss on extinguishment of $1,785.
Interest Expense, Net
Interest expense is generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provides for a $5,000 total facility. Subsequent to March 31, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables. See Note 20 "Subsequent Events" for more details. Interest income consists of interest income earned on our cash. This increase in interest expense, net, was primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt); 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 5.25% (Wall Street Journal Prime Rate + 1.25%); and 3) amortization of debt discount related to the Notes which are expensed as a component of interest expense over the life of the debt. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $1,120, $2,067, and $2,625 of aggregate interest expense, inclusive of debt discount and debt issuance cost amortization during the years ended March 31, 2019, 2018, and 2017, respectively.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2019, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,008 due to the increase of the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019 partially offset by the settling of $5,700 of the underlying debt instruments which resulted in the loss on extinguishment of $431 .

During the year ended March 31, 2018, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $7,559 due to the decrease in the Company's closing stock price during the period from March 31, 2017 to March 31, 2018 from $0.94 to $2.01. No gain or loss from change in fair value of convertible note embedded derivative liability was recorded during the years ended March 31, 2016 due to the transaction giving rise to these liabilities closing on September 28, 2016.
During the year ended March 31, 2017, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $475 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2017 from $0.99 to $0.94. No gain or loss from change in fair value of convertible note embedded derivative liability was recorded during the years ended March 31, 2016 due to the transaction giving rise to these liabilities closing on September 28, 2016.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2019, the Company recorded a loss from change in fair value of warrant liability of $4,875 due to the increase of the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019, partially offset by the exercise of 484,900 warrants.
During the year ended March 31, 2018, the Company recorded a loss from change in fair value of warrant liability of $3,208 due to the increase in the Company's closing stock price during the period from March 31, 2017 to March 31, 2018 from $0.94 to $2.01, partially offset by the exercise of 256,600 warrants.
During the year ended March 31, 2017, the Company recorded a gain from change in fair value of warrant liability of $147 due to the decrease in the Company's closing stock price during the period from September 28, 2016 to March 31, 2017 from $0.99 to $0.94.
Loss on Extinguishment of Debt
During the year ended March 31, 2019, connected with the settlement of a portion of the Notes, the Company recorded a loss on extinguishment of $431 which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock.
During the year ended March 31, 2018, connected with the settlement of a portion of the Notes, the Company recorded a loss on extinguishment of $1,785 which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock.
During the year ended March 31, 2017, in connection with the settlement of previous debt on September 28, 2016, the Company fully expensed the remainder of the debt discount and debt issuance costs associated with the debt resulting in a loss on extinguishment of debt of $293.

Liquidity and Capital Resources

	Years ended March 31,
	2019	2018
	(in thousands)
Working capital(1)
Current assets	35,097	31,002
Current liabilities	34,384	33,680
Working capital	$713	$(2,678)
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet
Our primary sources of liquidity have historically been issuance of common and preferred stock and debt. As of March 31, 2019, we had cash, including restricted cash, totaling approximately $11,059.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. As of March 31, 2019, the Company's drawn amount on the Credit Agreement was $0. The Company has $5,000 remaining available to draw. Refer to Note 9 "Debt" to our Consolidated Financial Statements included in PART II, Item 8 of this Annual Report on Form 10-K for more details. Subsequent to March 31, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provides for a $20,000 total facility. Refer to Note 20 "Subsequent Events" to our Consolidated Financial Statements included in PART II, Item 8 of this Annual Report on Form 10-K for more details.
The Company anticipates that its primary sources of liquidity will continue to be cash on hand, cash provided by operations, and the credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
The Company believes that it has sufficient cash and capital resources to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K.
Cash Flow Summary

	Year ended March 31,			Year ended March 31,
	2019	2018	% of Change	2018	2017	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by / (used in) operating activities - continuing operations	4,970	7,290	(31.8)%	7,290	(11,258)	(164.8)%
Capital expenditures	(2,314)	(1,992)	16.2%	(1,992)	(1,418)	40.5%
Proceeds from sale of cost method investment in Sift	—	—	—%	—	999	(100.0)%
Cash received from issuance of convertible notes	—	—	—%	—	16,000	(100.0)%
Options and warrants exercised	734	687	6.8%	687	11	6,145.5%
Repayment of debt obligations	(1,650)	(1,098)	50.3%	(1,098)	(11,000)	(90.0)%
Payment of debt issuance costs	—	(346)	100.0%	—	(2,383)	(100.0)%
Proceeds from short-term borrowings	—	2,500	(100.0)%	2,500	—	100.0%
Effect of exchange rate changes on cash	(31)	(4)	675.0%	(4)	(119)	(96.6)%

Operating Activities
During the year ended March 31, 2019 and March 31, 2018, the Company's net cash provided by operating activities from continuing operations was $4,970 and $7,290, respectively, a decrease of $2,320 or 31.8%. The decrease in net cash provided by operating activities was primarily attributable to the change in working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the year ended March 31, 2019, net cash provided by operating activities from continuing operations was $4,970, resulting from a net loss of $4,302 offset by net non-cash expenses of $12,792, which included depreciation and amortization, stock-based compensation, amortization of debt discounts and issuance costs, change in the allowance for doubtful accounts, change in the fair value of warrant and embedded derivative liabilities, and loss on the extinguishment of debt of approximately $2,766, $2,531, $798, $383, $5,883, and $431, respectively. Depreciation and amortization expense decreased $106 during fiscal 2019 compared to fiscal 2018, due primarily to certain intangible assets being fully amortized in the year ended March 31, 2018. Net cash used in operating activities during fiscal 2019 was negatively impacted by the change in net working capital accounts as of March 31, 2019 compared to March 31, 2018, with a net increase over the comparative periods in liabilities of $2,212, offset by an increase in assets of approximately $6,470.
During the year ended March 31, 2018, net cash provided by operating activities from continuing operations was $7,290, resulting from a net loss of $19,697 offset by net non-cash expenses of $19,507, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, change in the allowance for doubtful accounts, change in accrued interest, change in the fair value of warrant and embedded derivative liabilities, loss on the extinguishment of debt and impairment of intangible assets of approximately $2,660, $2,655, $323, $1,018, $299, $10,767, $1,785, and $0, respectively. Net cash used in operating activities during fiscal 2018 was positively impacted by the change in net working capital accounts as of March 31, 2018 compared to March 31, 2017, with a net increase over the comparative periods in liabilities of approximately $15,131, offset by an increase in assets of approximately $7,651.
During the year ended March 31, 2017, net cash provided by operating activities from continuing operations was $11,258, resulting from a net loss of $19,138, offset by net non-cash expenses of $8,098, which included depreciation and amortization, stock-based compensation, stock-based compensation related to vesting of restricted stock for services, amortization of debt discount, and a decrease in the allowance for doubtful accounts of approximately $2,606, $3,362, $398, $1,256, $48, respectively. Net cash used in operating activities during fiscal 2017 was minimally impacted by the change in net working capital accounts as of March 31, 2017 and March 31, 2016.
Investing Activities
During the year ended March 31, 2019, cash used in investing activities was approximately $2,314, which includes capital expenditures of $2,314 comprised mostly of internally-developed software.
During the year ended March 31, 2018, cash used in investing activities was approximately $1,992, which includes capital expenditures of $1,992 comprised mostly of internally-developed software.
During the year ended March 31, 2017, cash used in investing activities was approximately $419, which includes capital expenditures of $1,418, offset by proceeds from sale of cost method investment in Sift of $999.

Financing Activities
During the year ended March 31, 2019, cash used in financing activities was approximately $916, which is primarily attributable to the repayment of debt obligations of approximately $1,650, offset by proceeds received from the exercise of stock options and warrants of approximately $734.
During the year ended March 31, 2018, cash provided by financing activities was approximately $1,743, which is primarily attributable to proceeds from short-term borrowings of $2,500 and proceeds received from the exercise of stock options of approximately $687, offset by repayment of debt obligations and payment of debt issuance costs of approximately $1,098 and $346, respectively.
During the year ended March 31, 2017, cash provided in financing activities was approximately $2,628, which is primarily attributable to cash received from issuance of convertible notes of $16,000 and proceeds received from the exercise of stock options and warrants of $11, offset by repayment of debt obligations and payment of debt issuance costs of approximately $11,000 and $2,383, respectively.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2019:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3 to 5 Years	More Than 5 Years
Operating leases (a)	4,632	960	1,750	1,600	322
Interest and bank fees	23	23	—	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	4,655	983	1,750	1,600	322

(a)	Consists of operating leases for our office facilities

(b)
We have approximately $943 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets,” net of any long-term portion included in “other non-current assets." The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight-line basis over the expected period of benefit. These costs are periodically reviewed for impairment. The Company has evaluated related activity in prior periods and have determined the costs to obtain a contract to be immaterial and do not require disclosure.

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
Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. At this time, we do not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of our platform products has either already been met or is met very quickly.
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
After products and features are released, all product maintenance cost are expensed.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 25.7% of the Company's net accounts receivable balance. As of March 31, 2018, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.3% of the Company's net accounts receivable balance.
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
In the year ended March 31, 2019 the Company determined that there was no indicators of impairment of goodwill. In the year ended March 31, 2018 the Company determined that there was an impairment of goodwill related to the divestiture of its A&P and Content business lines, see Note 8 "Goodwill", no impairment was recorded against the Company's continuing operations . In performing the related valuation analysis, the Company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	62

Consolidated Financial Statements:
Consolidated Balance Sheets	64
Consolidated Statements of Operations and Comprehensive Loss	65
Consolidated Statements of Stockholders' Equity	66
Consolidated Statements of Cash Flows	67
Notes to Consolidated Financial Statements	68
The supplementary financial information required by this Item 8 is set forth in Note 19 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 3, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
June 3, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Digital Turbine, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019 and our report dated June 3, 2019 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ SingerLewak LLP
Los Angeles, California
June 3, 2019

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash	$10,894	$12,720
Restricted cash	165	331
Accounts receivable, net of allowances of $895 and $512, respectively	22,707	17,050
Prepaid expenses and other current assets	1,331	901
Current assets held for disposal	2,026	8,753
Total current assets	37,123	39,755
Property and equipment, net	3,430	2,757
Deferred tax assets	40	596
Intangible assets, net	—	1,231
Goodwill	42,268	42,268
TOTAL ASSETS	$82,861	$86,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,912	$19,895
Accrued license fees and revenue share	16,205	8,232
Accrued compensation	2,441	2,966
Short-term debt, net of debt issuance costs of $0 and $205, respectively	—	1,445
Other current liabilities	826	1,142
Current liabilities held for disposal	3,924	12,726
Total current liabilities	38,308	46,406
Convertible notes, net of debt issuance costs and discounts of $0 and $1,827, respectively	—	3,873
Convertible note embedded derivative liability	—	4,676
Warrant liability	8,013	3,980
Other non-current liabilities	182	—
Total liabilities	46,503	58,935
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 82,354,940 issued and 81,620,484 outstanding at March 31, 2019; 76,843,278 issued and 76,108,822 outstanding at March 31, 2018	10	10
Additional paid-in capital	332,793	318,066
Treasury stock (754,599 shares at March 31, 2019 and March 31, 2018)	(71)	(71)
Accumulated other comprehensive loss	(356)	(325)
Accumulated deficit	(296,118)	(290,108)
Total stockholders' equity	36,358	27,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,861	$86,607
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years ended March 31,
	2019	2018	2017
Net revenues	$103,569	$74,751	$40,207
Cost of revenues
License fees and revenue share	65,981	47,967	26,374
Other direct cost of revenues	2,023	1,729	2,575
Total cost of revenues	68,004	49,696	28,949
Gross profit	35,565	25,055	11,258
Operating expenses
Product development	10,876	9,653	9,283
Sales and marketing	8,212	6,087	4,180
General and administrative	13,032	15,124	14,766
Total operating expenses	32,120	30,864	28,229
Income / (loss) from operations	3,445	(5,809)	(16,971)
Interest and other income / (expense), net
Interest expense	(1,120)	(2,067)	(2,625)
Foreign exchange transaction gain / (loss)	3	(148)	(26)
Change in fair value of convertible note embedded derivative liability	(1,008)	(7,559)	475
Change in fair value of warrant liability	(4,875)	(3,208)	147
Loss on extinguishment of debt	(431)	(1,785)	(293)
Other income / (expense)	153	(72)	11
Total interest and other (expense), net	(7,278)	(14,839)	(2,311)
Loss from continuing operations before income taxes	(3,833)	(20,648)	(19,282)
Income tax (benefit) / provision	469	(951)	(144)
Loss from continuing operations, net of taxes	(4,302)	(19,697)	(19,138)
Loss from discontinued operations	(1,708)	(33,160)	(5,126)
Net loss from discontinued operations, net of taxes	(1,708)	(33,160)	(5,126)
Net loss	(6,010)	(52,857)	(24,264)
Other comprehensive loss
Foreign currency translation adjustment	(31)	(4)	(119)
Comprehensive loss	$(6,041)	$(52,861)	$(24,383)
Basic and diluted net loss per common share
Continuing operations	(0.06)	(0.28)	(0.29)
Discontinued operations	(0.02)	(0.47)	(0.07)
Net loss	(0.08)	(0.75)	(0.36)
Weighted-average common shares outstanding, basic and diluted	77,440	70,263	66,511
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2016	66,284,606	8	100,000	100	754,599	(71)	295,423	(202)	(212,987)	$82,271
Net loss	—	$—	—	$—	—	—	—	—	(24,264)	(24,264)
Foreign currency translation	—	$—	—	$—	—	—	—	(119)	—	(119)
Stock-based compensation	331,363	$—	—	$—	—	—	3,748	—	—	3,748
Stock-based compensation related to vesting of restricted stock for services	—	$—	—	$—	—	—	408	—	—	408
Options exercised	18,383	$—	—	$—	—	—	11	—	—	11
Shares cancelled	(39,545)	$—	—	$—	—	—	(10)	—	—	(10)
Balance at March 31, 2017	66,594,807	8	100,000	100	754,599	(71)	299,580	(321)	(237,251)	$62,045
Net loss	—	—	—	—	—	—	—	—	(52,857)	(52,857)
Foreign currency translation	—	—	—	—	—	—	—	(4)	—	(4)
Warrants issued for services rendered	—	—	—	—	—	—	28	—	—	28
Stock-based compensation	265,138	—	—	—	—	—	3,138	—	—	3,138
Compensation related to restricted shares and warrants issued for services rendered	100,000	—	—	—	—	—	69	—	—	69
Options exercised	258,281	—	—	—	—	—	269	—	—	269
Exercise of warrants	266,152	—	—	—	—	—	350	—	—	350
Stock issued for settlement of liability	8,624,445	2	—	—	—	—	14,632	—	—	14,634
Balance at March 31, 2018	76,108,823	$10	100,000	$100	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
Net loss	—	—	—	—	—	—	—	—	(6,010)	(6,010)
Foreign currency translation	—	—	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	306,656	—	—	—	—	—	2,568	—	—	2,568
Options exercised	424,817	—	—	—	—	—	423	—	—	423
Exercise of warrants	333,924	—	—	—	—	—	1,154	—	—	1,154
Stock issued for settlement of liability	4,446,265	—	—	—	—	—	10,582	—	—	10,582
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net loss from continuing operations, net of taxes	(4,302)	(19,697)	(19,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,766	2,660	2,606
Change in allowance for doubtful accounts	383	299	48
Non-cash interest expense	798	1,018	1,256
Stock-based compensation	2,011	2,655	3,362
Stock-based compensation for services rendered	520	323	398
Change in fair value of convertible note embedded derivative liability	1,008	7,559	(475)
Change in fair value of warrant liability	4,875	3,208	(147)
Loss on extinguishment of debt	431	1,785	293
Impairment of intangible assets	—	—	757
(Increase) / decrease in assets:
Accounts receivable	(6,040)	(7,071)	(3,882)
Deferred tax assets	556	(244)	148
Prepaid expenses and other current assets	(430)	(336)	104
Increase / (decrease) in liabilities:
Accounts payable	(4,983)	8,108	4,434
Accrued license fees and revenue share	7,973	5,221	(4)
Accrued compensation	(525)	2,445	385
Other current liabilities	(253)	52	(1,287)
Other non-current liabilities	182	(695)	(116)
Net cash provided by / (used in) operating activities - continuing operations	4,970	7,290	(11,258)
Net cash provided by / (used in) operating activities - discontinued operations	(3,701)	(324)	4,594
Net cash provided by (used in) operating activities	1,269	6,966	(6,664)

Cash flows from investing activities
Capital expenditures	(2,314)	(1,992)	(1,418)
Proceeds from sale of cost method investment in Sift	—	—	999
Net cash used in investing activities - continuing operations	(2,314)	(1,992)	(419)
Net cash used in investing activities - discontinued operations	—	(142)	(177)
Net cash used in investing activities	(2,314)	(2,134)	(596)

Cash flows from financing activities
Cash received from issuance of convertible notes	—	—	16,000
Proceeds from short-term borrowings	—	2,500	—
Payment of debt issuance costs	—	(346)	(2,383)
Options and warrants exercised	734	687	11
Repayment of debt obligations	(1,650)	(1,098)	(11,000)
Net cash provided by / (used in) financing activities	(916)	1,743	2,628

Effect of exchange rate changes on cash	(31)	(4)	(119)

Net change in cash	(1,992)	6,571	(4,751)

Cash and restricted cash, beginning of year	13,051	6,480	11,231

Cash and restricted cash, end of year	$11,059	$13,051	$6,480

Supplemental disclosure of cash flow information

Interest paid	$383	$1,071	$1,406

Supplemental disclosure of non-cash financing activities

Common stock of the Company issued for extinguishment of debt	$10,582	$14,632	$—
Cashless exercise of warrants to purchase common stock of the Company	$144	$10	$—
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
Our primary sources of liquidity have historically been issuance of common and preferred stock and debt. As of March 31, 2019, we had cash, including restricted cash, totaling approximately $11,059.
On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. As of March 31, 2019, the Company's drawn amount on the Credit Agreement was $0. The Company has $5,000 remaining available to draw. Refer to Note 9 "Debt" for more details. Subsequent to March 31, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables. See Note 20 "Subsequent Events" for more details.
The Company anticipates that its primary sources of liquidity will continue to be cash on hand, cash provided by operations, and the credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the fiscal year 2020 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year over year revenue and gross margin increases, coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors that the Company has sufficient cash and capital resources to continue to operate its business for at least twelve months from the issuance date of this annual report on Form 10-K.
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
In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the closing of the transaction associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of March 31, 2019, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the amounts recorded are not collectible due to disputes surrounding the content delivered, the related payables would also be withheld. At this time, the Company has requested and received confirmation from the business partner for mediation but does not have enough information to reasonably estimate which receivables and payables, if any, may be uncollectable. The total net exposure to the Company if all of the remaining receivables and payables are determined to be uncollectable is approximately $194. These assets and liabilities remain on our books as a component of discontinued operations as of March 31, 2019.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the year ended March 31, 2019.
These dispositions will allow the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.

The following table summarizes the financial results of our discontinued operations for all periods presented herein:

Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)

	Year ended March 31,
	2019	2018	2017
Net revenues	3,970	48,877	51,346
Total cost of revenues	1,788	42,950	49,241
Gross profit	2,182	5,927	2,105
Product development	732	2,194	2,752
Sales and marketing	350	1,444	2,357
General and administrative	2,671	1,835	2,045
Income / (loss) from operations	(1,571)	454	(5,049)
Loss on impairment of goodwill	—	(34,045)	—
Interest and other income / (expense), net	(137)	431	(77)
Income / (loss) from discontinued operations before income taxes	(1,708)	(33,160)	(5,126)
Income tax provision	—	—	—
Net income / (loss) from discontinued operations, net of taxes	(1,708)	(33,160)	(5,126)
Foreign currency translation adjustment	—	—	—
Comprehensive income / (loss)	(1,708)	(33,160)	(5,126)
Basic and diluted net loss per common share	$(0.02)	$(0.47)	$(0.08)
Weighted-average common shares outstanding, basic	77,440	70,263	66,511

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
Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2018, the Company recorded an impairment of approximately $34,045 at March 31, 2018 which is detailed in the table above. Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2019, no impairment to goodwill was recorded related to the businesses divested during the fiscal year.

Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	Year ended March 31,
	2019	2018
Assets held for disposal
Accounts receivable, net of allowances of $1,589 and $578, respectively	1,883	8,013
Property and equipment, net	143	377
Goodwill	—	309
Prepaid expenses and other current assets	—	54
Current assets held for disposal	2,026	8,753
Total assets held for disposal	2,026	8,753

Liabilities held for disposal
Accounts payable	3,158	8,789
Accrued license fees and revenue share	537	3,059
Accrued compensation	226	529
Other current liabilities	3	349
Current liabilities held for disposal	3,924	12,726
Total liabilities held for disposal	3,924	12,726
Assets and liabilities held for disposal as of March 31, 2019 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Year ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net income / (loss) from discontinued operations, net of taxes	(1,708)	(33,160)	(5,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	1,037	5,564
Change in allowance for doubtful accounts	1,011	194	85
Stock-based compensation	37	189	386
Impairment of intangible assets	—	1,065	—
Impairment of goodwill		34,045	—
(Increase) / decrease in assets:
Accounts receivable	5,119	(1,928)	4,715
Goodwill	309	—	—
Deposits	—	—	69
Prepaid expenses and other current assets	54	8	(8)
Increase / (decrease) in liabilities:
Accounts payable	(5,631)	708	134
Accrued license fees and revenue share	(2,522)	(2,459)	(1,089)
Accrued compensation	(303)	(24)	(665)
Other current liabilities	(346)	25	444
Other non-current liabilities	—	(24)	85
Cash used in operating activities	(3,701)	(324)	4,594

Cash flows from investing activities
Capital expenditures	—	(142)	(177)
Cash used in investing activities	—	(142)	(177)

Cash used in discontinued operations	(3,701)	(466)	4,417

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
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets,” net of any long-term portion included in “other non-current assets." The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight-line basis over the expected period of benefit. These costs are periodically reviewed for impairment. The Company has evaluated related activity in prior periods and have determined the costs to obtain a contract to be immaterial and do not require disclosure.
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
Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of March 31, 2019 and March 31, 2018, the Company had $165 and $331, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease in the prior period.

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.
Deposits
As of March 31, 2019, the Company had deposits of $132 comprised of facility and equipment lease deposits, as compared to $151 as of March 31, 2018.
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

Carrier Revenue Share and Content Provider License Fees
Carrier Revenue Share
Revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of goods sold. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers.
Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. At this time, we do not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of our platform products has either already been met or is met very quickly.
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
After products and features are released, all product maintenance cost are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For fiscal 2019, 2018, and 2017 the Company capitalized software development costs in the amount of $1,544, $1,641, and $1,387.
Product Development Costs
The Company charges non-capitalizable costs related to design, development, deployment, and maintenance of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.
Advertising Expenses
The Company expenses the costs of advertising as incurred. Advertising expense was $135, $83, and $263 in the years ended March 31, 2019, 2018, and 2017, respectively.
Fair Value of Financial Instruments
As of March 31, 2019 and 2018, the carrying value of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.

Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $31, $4, and $119 in the years ended March 31, 2019, 2018, and 2017 has been reported as a component of comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2019, one major customer represented 25.7% of the Company's net accounts receivable balance. As of March 31, 2018, one major customer represented 28.3% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the years ended March 31, 2019, one major customer represented 28.6% of our consolidated net revenue. During the year ended March 31, 2018 two major customers represented 23.5% and 16.1% of our consolidated net revenues. During the year ended March 31, 2017, two major customers represented 26.1% and 21.9% of our consolidated net revenues, respectively.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2019.
In the fiscal year ended March 31, 2018, the Company did not record any impairment related to continuing operations. The Company did record an impairment related to planned dispositions which is detailed in Note 3 "Discontinued Operations."
In the fiscal year ended March 31, 2017, the Company determined that there was an impairment of intangible assets of $757 related to the XYO developed technology being fully impaired. The impairment is detailed in Note 7 "Intangible Assets".
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
In February 2016, the FASB issued Account Standard Update  2016-02: Leases (Topic 842). This update changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We will apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We will adopt ASU No. 2016-02 during the quarter ended June 30, 2019. The adoption of ASU No. 2016-02 will result in the recognition of incremental right-of-use assets and related lease liabilities on the Consolidated Balance Sheet as of June 30, 2019 and will not have a material impact on our consolidated results of operations, financial condition, and cash flows.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Accounting Pronouncements Adopted During the Period
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The deferral resulted in the new revenue standard being effective for the Company for fiscal years, and interim periods within those years, beginning April 1, 2018. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach, and the Company has elected to use the modified retrospective approach. FASB has issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company has adopted ASU 2014-09, and its related clarifying amendments (collectively known as ASC 606), effective on April 1, 2018. Please see section included above within Note 4 titled "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

5.    Accounts Receivable

	March 31, 2019	March 31, 2018
Billed	$11,833	$9,172
Unbilled	11,769	8,390
Allowance for doubtful accounts	(895)	(512)
Accounts receivable, net	$22,707	$17,050
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of March 31, 2019 are expected to be billed and collected within twelve months.
The Company recorded $300, $530, and $294 of bad debt expense during the years ended March 31, 2019, 2018, and 2017 respectively.
6.    Property and Equipment

	March 31, 2019	March 31, 2018
Computer-related equipment	$7,077	$5,464
Furniture and fixtures	223	115
Leasehold improvements	558	166
	7,858	5,745
Accumulated depreciation	(4,428)	(2,988)
Property and equipment, net	$3,430	$2,757
Depreciation expense for the years ended March 31, 2019, 2018, and 2017 was $1,535, $1,244, and $875, respectively.
During the years ended March 31, 2019, 2018, and 2017, depreciation expense includes $839, $931, $867 respectively, related to internal use assets included in General and Administrative Expense and $696, $313, and $8 respectively, related to internally developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
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
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. During the fiscal year ended March 31, 2019, 2018, and 2017, we determined that there were no indicators of impairment related to the Company's continuing operations.

The components of intangible assets as at March 31, 2019 and 2018 were as follows:

	As of March 31, 2019
	Cost	Accumulated Amortization	Net
Software	$5,826	$(5,826)	$—
Total	$5,826	$(5,826)	$—

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Software	$5,826	$(4,595)	$1,231
Total	$5,826	$(4,595)	$1,231
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues.
During the years ended March 31, 2019, 2018, and 2017, the Company recorded amortization expense in the amount of $1,231, $1,416, and $1,731, respectively.
Based on the amortizable intangible assets as of March 31, 2019, the Company anticipates no further amortization expense beyond fiscal 2019.

Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2016	$12,490
Amortization of intangibles	(7,087)
Intangible asset write-off	(2,756)
Balance as of March 31, 2017	2,647
Amortization of intangibles	(1,416)
Balance as of March 31, 2018	1,231
Amortization of intangibles	(1,231)
Balance as of March 31, 2019	$—
8.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	O&O	Total
Goodwill as of March 31, 2016	$42,268	$42,268
Adjustments	—	—
Goodwill as of March 31, 2017	42,268	42,268
Adjustments	—	—
Goodwill as of March 31, 2018	42,268	42,268
Adjustments	—	—
Goodwill as of March 31, 2019	$42,268	$42,268
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2019 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the analysis performed for fiscal 2019 all continuing operations, which is comprised entirely of the O&O reporting unit, have an estimated fair value in excess of the carrying value of the associated goodwill. The estimated fair value exceeded the carrying value by greater than 10%.
In the years ended March 31, 2019 and 2018, the Company determined there was no impairment to goodwill.

9.    Debt

	March 31, 2019	March 31, 2018
Short-term debt
Short-term debt, net of debt issuance costs of $0 and $205, respectively	$—	$1,445

	March 31, 2019	March 31, 2018
Long-term debt
Convertible notes, net of debt issuance costs and discounts of $0 and $1,827, respectively	$—	$3,873

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
During the year ended March 31, 2018, holders of $10,300 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $3,610 was extinguished for a net debt extinguishment of $6,690. In total, 8,624,445 shares of common stock were issued and $247 in cash was paid to settle these positions. This resulted in an adjustment of approximately $14,238 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $1,785 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates. See Note 10 "Fair Value Measurements" for more information.
As of March 31, 2018, the outstanding principal on the Notes was $5,700, the unamortized debt issuance costs and debt discount in aggregate was $1,827, and the net carrying amount of the Notes was $3,873, which was recorded as long-term debt within the consolidated balance sheet.
During the year ended March 31, 2019, holders of the remaining $5,700 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt net of debt discount and capitalized debt issuance costs of $1,360 was extinguished for a net debt extinguishment of $4,340. In total, 4,446,265 shares of common stock were issued to settle these positions. This resulted in an adjustment of approximately $10,582 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $431 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished as calculated on the respective conversion dates. See Note 10 "Fair Value Measurements" for more information.
As of March 31, 2019, all of the Notes have been extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled.

The Company recorded $798, $1,018 and $1,256 of aggregate debt discount and debt issuance cost amortization during the years ended March 31, 2019, 2018, and 2017, respectively.
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
With respect to any conversion prior to September 23, 2019, in addition to the shares deliverable upon conversion, holders of the Notes were entitled to receive a payment equal to the remaining scheduled payments of interest that would have been made on the notes being converted from the date of conversion until September 23, 2019 (an “Early Conversion Payment”) payable in cash or shares of our common stock.
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
During the year ended March 31, 2018, 256,600 of the warrants were exercised. During the year ended March 31, 2019, 484,900 of the warrants were exercised. The outstanding warrants related to the Warrant Agreement at March 31, 2019 were 3,614,100, valued at $8,013.
In the event of a fundamental change, as set forth in the Warrant Agreement, the holders can elect to exercise their warrants or to receive an amount of cash under a Black-Scholes calculation of the value of such warrants.
The Company received net cash proceeds of $14,316, after deducting the Initial Purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness and was otherwise used for general corporate purposes and working capital. All of these Notes have been settled in their entirety.

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
Subsequent to March 31, 2019, there was an amendment to the covenants of the Credit Agreement. The Company was in compliance with the covenants of the Credit Agreement, as amended, as of March 31, 2019
The Credit Agreement required that at least two-thirds (2/3rds) of the holders of the Notes at all times be subject to subordination agreements with the Bank. The Company obtained the consent of the holders of at least two-thirds (2/3rds) of the Notes, which were held by a small number of institutional investors. In consideration for such consents, the Company entered into a Second Supplemental Indenture, dated May 23, 2017 (the “Supplemental Indenture”) to the Indenture, and also entered into a First Amendment, dated May 23, 2017 (the “Warrant Amendment”) to the Warrant Agreement. The Supplemental Indenture and Warrant Amendment provided for a 30 day stock price measurement period to determine whether or not there would be any change to the conversion price or exercise price of the Company’s outstanding convertible notes or related warrants. The measurement period concluded on September 20, 2017, with no change to the existing $1.364 per share conversion or exercise price of our convertible notes or related warrants.
The Credit Agreement contains other customary covenants, representations, indemnities and events of default.
At March 31, 2019, there was no outstanding principal on the Credit Agreement and the Company had $5,000 available to draw. Subsequent to March 31, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables. See Note 20 "Subsequent Events" for more details.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $322, $1,049, and $1,369 of interest expense during the years ended March 31, 2019, 2018, and 2017 respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraph above, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of$798 recorded during the year ended March 31, 2019, $1,018 recorded during the year ended March 31, 2018, and $1,256 recorded during March 31, 2017, the Company recorded $1,120, $2,067, and $2,625 of total interest expense for the years ended March 31, 2019, 2018, and 2017 respectively.

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
As of March 31, 2019, and 2018 the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$—	$—
Warrant liability	—	—	8,013	8,013
Total	$—	$—	$8,013	$8,013

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$4,676	$4,676
Warrant liability	—	—	3,980	3,980
Total	$—	$—	$8,656	$8,656
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
During fiscal 2018, holders of $10,300 of the Notes elected to convert such Notes. During fiscal 2019, holders of $5,700 of the Notes elected to convert such notes, thereby converting all of our outstanding notes and leaving an aggregate principal amount of $0 of Notes outstanding, net of debt issuance costs and discounts of $0 and $0, respectively, as of March 31, 2019. Refer to Note 9 "Debt - Convertible Notes" and Note 12 "Capital Stock Transactions" for more details.
The convertible note embedded derivative liability represents the fair value of the conversion option, fundamental change provision, and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the convertible notes. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the derivative liability using a lattice approach that incorporates a Monte Carlo simulation valuation model. A Monte Carlo simulation valuation model considers the Company's future stock price, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may become convertible. The Company marks the derivative liability to market at the end of each reporting period due to the conversion price not being indexed to the Company's own stock.
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
The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$4,676
Change in fair value of convertible note embedded derivative liability	1,008
De-recognition on extinguishment or conversion	(5,684)
Balance at March 31, 2019	$—
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively.
Due to the Company's closing stock price increasing from March 31, 2018 to March 31, 2019 from $2.01 to $3.50, the Company recorded a loss of $1,008 during the year ended March 31, 2019.
Due to the Company's closing stock price increasing from March 31, 2017 to March 31, 2018 from $0.94 to $2.01, the Company recorded a loss of $7,559 during the year ended March 31, 2018.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

March 31, 2019
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$3.50
Expected term	1.50 years
Risk-free rate (1)	2.31%
Assumed early conversion/exercise price (per share)	$2.73
(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 2.31% based on the average of the 1-year and 2-year U.S. Treasury securities as of the valuation date.
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

The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2018	$3,980
Change in fair value of warrant liability	4,875
De-recognition on extinguishment or conversion	(842)
Balance at March 31, 2019	$8,013
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively.
Due to the Company's closing stock price increasing from March 31, 2018 to March 31, 2019 from $2.01 to $3.50, the Company recorded a loss of $4,875 during the year ended March 31, 2019.
Due to the Company's closing stock price increasing from March 31, 2017 to March 31, 2018 from $0.94 to $2.01, the Company recorded a loss of $3,208 during the year ended March 31, 2018.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

March 31, 2019
Stock price volatility	60%
Probability of change in control	1.75%
Stock price (per share)	$3.50
Expected term	1.50 years
Risk-free rate (1)	2.31%
Assumed early conversion/exercise price (per share)	$2.73
(1) The Monte Carlo simulation assumes the continuously compounded equivalent (CCE) interest rate of 2.31% based on the average of the 1-year and 2-year U.S. Treasury securities as of the valuation date.
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 8,685,457 and 9,135,513 remained available for future grants as of March 31, 2019 and 2018, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares of common stock of 1,463,925, 1,553,082, and 539,213, respectively.
Stock Option Agreements
Stock options granted under the Company’s Stock Plans typically vest over a three-to-four years period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant.
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2017	9,735,778	$2.56	7.95	$801
Granted	1,963,378	1.53
Forfeited / Canceled	(1,698,906)	4.40
Exercised	(258,281)	1.04
Options Outstanding, March 31, 2018	9,741,969	2.08	7.82	6,286
Granted	1,463,925	1.69
Forfeited / Canceled	(1,552,192)	3.72
Exercised	(524,817)	0.94
Options Outstanding, March 31, 2019	9,128,885	$1.80	7.31	$16,347
Vested and expected to vest (net of estimated forfeitures) at March 31, 2019 (a)	8,147,149	$1.86	7.18	$14,224
Exercisable, March 31, 2019	5,800,564	$2.06	6.75	$9,237
(a)For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2019 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2019. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.

Information about options outstanding and exercisable at March 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	0.99	6,204	$0.24
$0.51 - 1.00	2,401,184	0.73	7.58	1,334,293	0.73
$1.01 - 1.50	2,507,881	1.28	7.36	1,665,100	1.27
$1.51 - 2.00	1,376,044	1.65	8.88	465,512	1.62
$2.01 - 2.50	688,072	2.20	9.06	179,955	2.17
$2.51 - 3.00	769,000	2.61	5.31	769,000	2.61
$3.51 - 4.00	717,500	3.96	5.54	717,500	3.96
$4.01 - 4.50	553,000	4.14	5.60	553,000	4.14
$4.51 - 5.00	60,000	4.65	3.99	60,000	4.65
$5.01 and over	50,000	5.89	5.45	50,000	5.89
	9,128,885			5,800,564
Other information pertaining to stock options for the Stock Plans is as follows:

	Year ended March 31,
	2019	2018	2017
Total fair value of options vested	$1,977	$3,335	$3,519
Total intrinsic value of options exercised (a)	$603	$202	$10

(a)
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

During the years ended March 31, 2019, 2018, and 2017, the Company granted options to purchase 1,463,925, 1,963,378, and 4,271,523 shares of its common stock, respectively, to employees with weighted-average grant-date fair value of $1.02, $0.94, and $0.82, respectively.
At March 31, 2019, 2018, and 2017, there was $2,639, $2,353, and $5,038 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 1.9 years, 2.2 years, and 2.2 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal 2019, 2018, and 2017 are presented below.

	Year ended March 31,
	2019	2018	2017
Risk-free interest rate	2.38% to 2.96%	1.77% to 2.73%	1.34% to 2.38%
Expected life of the options	5.52 to 9.19 years	5.65 to 9.84 years	5.69 to 9.84 years
Expected volatility	66%	66% to 73%	73% to 130%
Expected dividend yield	—%	—%	—%
Expected forfeitures	29%	28% to 29%	10% to 35%

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

	Year ended March 31,
	2019	2018	2017
Product development	$—	$—	$—
Sales and marketing	—	—	—
General and administrative	2,531	2,978	3,760
Total	$2,531	$2,978	$3,760
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
Common Stock and Warrants
For the years ended March 31, 2019 and 2018, the Company issued 524,817 and 258,281 shares, respectively, of common stock for the exercise of employee options.
For the years ended March 31, 2019 and 2018, the Company issued 0 and 100,000 shares, respectively, of common stock for the exercise of options granted for services rendered.
For the years ended March 31, 2019 and 2018, the Company issued 4,446,265 and 8,624,445 shares, respectively, of common stock to the holders of those Notes in exchange for the extinguishment of the Notes. Refer to Note 9 "Debt" and Note 10 "Fair Value Measurements" for more details.
In September 2016, in connection with the issuance of the Notes, the Company issued 250,000 and 4,105,600 warrants to the initial purchaser and holders of the Notes, respectively. The warrants are immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Refer to Note 10 "Fair Value Measurements" for more details.
For the years ended March 31, 2019 and 2018, the Company issued 333,924 and 256,600 shares, respectively, of common stock to the holders of these warrants upon exercise.
Additionally, during the year ended March 31, 2018, the Company issued 9,552 shares of common stock in exchange for the cashless exercise of 30,000 previously issued warrants for services rendered. No shares of common stock were issued in exchange for the exercise of warrants issued for services rendered during the year ended March 31, 2019.
With respect to warrants for services rendered, the Company expensed $0 during the year ended March 31, 2019, and recorded $28 warrant expense during the year ended March 31, 2018.

The following table provides activity for warrants issued and outstanding during the year ended March 31, 2019:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2018	4,536,857	$1.56
Issued	—	—
Exercised	(484,900)	1.36
Canceled/Expired	(412,857)	3.43
Outstanding as of March 31, 2019	3,639,100	$1.37
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
During the years ended March 31, 2019 and 2018, the Company issued 306,655 and 265,138 restricted shares, respectively, to its directors for services. The shares vest over 1 year.
With respect to RSAs, during the years ended March 31, 2019, 2018, and 2017, the Company expensed $520, $323, and $398 related to time condition RSAs, respectively. As of March 31, 2019, 153,328 shares remain unvested.
During the year ended March 31, 2019, the Company entered into restricted stock units (RSU) agreements with certain officers of the Company to issue 232,558 shares of common stock upon vesting. As of March 31, 2019, no RSUs related to these agreements were vested. Therefore, no shares of common stock were issued in connection with these RSU agreements.
The following is a summary of restricted stock awards and activities for all vesting conditions for the years ended March 31, 2019 and 2018, respectively:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2017	139,318	$1.10
Granted	265,138	1.09
Vested	(271,887)	1.10
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2018	132,569	1.09
Granted	306,655	1.39
Vested	(285,896)	1.24
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2019	153,328	$1.39
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2019.
At March 31, 2019 and March 31, 2018, there was $144 and $97, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.34 and 0.33 years, respectively.

13.    Net Loss per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the year ended March 31, 2019, all potentially dilutive shares of common stock were determined to be anti-dilutive, and accordingly, were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years Ended March 31,
	2019	2018	2017
Loss from continuing operations, net of taxes	$(4,302)	$(19,697)	$(19,138)
Weighted-average common shares outstanding, basic and diluted	77,440	70,263	66,511
Basic and diluted net loss per common share	$(0.06)	$(0.28)	$(0.29)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	3,312	2,572	826
14.    Employee Benefit Plans
The Company has a qualified contributory retirement plan under section 401(k) of the IRC covering eligible full-time employees. Employees may voluntarily contribute eligible compensation up to the annual IRS limit. During the years ended March 31, 2019 and 2018, the Company made matching contributions of $226 and $172, respectively. During the year ended March 31, 2017, the Company made no matching contributions.
15.    Related-Party Transactions
On April 29, 2018, Digital Turbine Asia Pacific Pty, Ltd. and Digital Turbine Singapore Pte Ltd. (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally-owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller.

16.    Income Taxes
The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year ended March 31,
	2019	2018	2017
Current state and local	$—	$—	$17
Current non-U.S.	(63)	(116)	(24)
Total current	(63)	(116)	(7)
Deferred non-U.S.	532	(835)	(137)
Total deferred	532	(835)	(137)
Total income tax provision	$469	$(951)	$(144)

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2019	2018	2017
Statutory federal income taxes	$(1,163)	$(5,750)	$(8,545)
State income taxes, net of federal benefit	—	—	15
Non-deductible expenses	2,074	1,355	(350)
Rate change	—	14,830	(88)
Change in uncertain tax liability	(5)	(103)	158
Change in valuation allowance	(2,422)	(10,528)	8,896
Return-to-provision adjustments	1,985	(755)	(230)
Income tax provision / (benefit)	$469	$(951)	$(144)
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
In connection with our initial analysis of the impact of the Tax Act, we determined that the tax law changes have no effect on the Company’s tax provision in the period ending March 31, 2018 due to the valuation allowance against the U.S. deferred tax assets. The Company remeasured its U.S. deferred tax assets and liabilities as of March 31, 2018 using the reduced statutory rate of 21%, resulting in a reduction of the U.S. deferred tax assets of $14,830, and adjusted the valuation allowance against the U.S. deferred taxes for a net zero impact on the tax provision. Additionally, the Company does not estimate having a liability for the Transition Tax as a result of deficits in earnings and profits of its non-U.S. subsidiaries. The Accounting for the Tax Act was completed in the year ended March 31, 2019 consistent with our initial accounting in the prior year.

Deferred tax assets and liabilities consist of the following:

	Year ended March 31,
	2019	2018	2017
Deferred income tax assets
Net operating loss carryforward	$23,471	$25,848	$38,012
Stock-based compensation	3,996	3,095	3,806
Credit carryforwards	—	—	98
Other	1,228	2,732	1,502
Gross deferred income tax assets	28,695	31,675	43,418
Valuation allowance	(27,972)	(30,394)	(40,922)
Net deferred income tax assets	$723	$1,281	$2,496
Deferred income tax liabilities
Depreciation and amortization	$(678)	$(680)	$(1,523)
Intangibles and goodwill	—	—	(75)
Convertible Debt	—	—	(228)
Other	(5)	(5)	(318)
Net deferred income tax assets / (liabilities)	$40	$596	$352
As of March 31, 2019, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $86,896, Australia federal tax of approximately $6,043, and Israel federal tax of approximately $2,461. The U.S. federal and state NOLs expire between 2028 and 2037, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% percentage points of the outstanding stock of a company by certain stockholders or public groups.
As of March 31, 2019, realization of a large portion of the Company’s gross deferred tax assets was not considered more likely than not and, accordingly, a valuation allowance of $27,972 has been provided. During the year ended March 31, 2019, the valuation allowance decreased by $2,422. The reduction primarily relates to a true-ups of state NOL deferred tax assets of $2,410 resulting in no net impact on income tax expense or benefit.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Balance at April 1	$838	$941	$783
Additions for tax position of prior years	—	59	158
Reductions for tax positions of prior years	(50)	(162)	—
Balance at March 31	$788	$838	$941
Included in the balances at March 31, 2019, 2018, and 2017 are $788, $838, and $941, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $45 and $26 of expense for interest and penalties on uncertain income tax liabilities in its statement of operations for the years ended March 31, 2019 and 2018, respectively. The Company recognized an interest benefit on uncertain income tax liabilities of $52 in its statement of operations for the year ended and March 31, 2017, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2014 through 2019.
17.    Segment and Geographic Information
The Company manages its business in one operating segment: O&O. This one operating segment is the only operating segment in our one reportable segment: Advertising. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segment into one reportable segment. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into one reportable segment allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services.
The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation.
The following table sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2019, 2018, and 2017. Net revenues by geography are based on the billing addresses of our customers.

	Year ended March 31,
	2019	2018	2017
Net revenues
United States and Canada	$72,898	$40,743	$25,952
Europe, Middle East, and Africa	18,606	5,691	3,494
Asia Pacific and China	9,324	23,608	9,269
Mexico, Central America, and South America	2,741	4,709	1,492
Consolidated net revenues	$103,569	$74,751	$40,207

Property and equipment, net
United States and Canada	$3,405	$2,701	$1,916
Europe, Middle East, and Africa	15	41	73
Asia Pacific and China	10	15	17
Mexico, Central America, and South America	—	—	—
Consolidated property and equipment, net	$3,430	$2,757	$2,006
18.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities under non-cancellable operating leases expiring in various years through 2024.
Following is a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2020	$960
2021	867
2022	884
2023	901
2024	698
Thereafter	322
Total Minimum Lease Payments	$4,632
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $1,065, $857, and $669, for the years ended March 31, 2019, 2018, and 2017, respectively.
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

19.    Supplemental Consolidated Financial Information

Unaudited Quarterly Results
The following tables set forth our quarterly consolidated statements of operations in dollars for each quarter of fiscal 2019 and 2018. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in this Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017

Net revenues	$27,192	$30,411	$23,854	$22,112	$20,961	$22,732	$15,905	$15,153
License fees and revenue share	15,768	19,195	15,802	15,216	13,623	14,887	9,865	9,592
Other direct cost of revenues	470	538	508	507	453	437	430	409
Gross profit	10,954	10,678	7,544	6,389	6,885	7,408	5,610	5,152
Total operating expenses	9,020	8,222	7,229	7,649	8,224	8,895	7,076	6,669
Loss from operations	1,934	2,456	315	(1,260)	(1,339)	(1,487)	(1,466)	(1,517)
Interest income / (expense), net	(472)	(194)	(135)	(319)	(252)	(446)	(662)	(707)
Foreign exchange transaction gain / (loss)	(4)	(2)	1	8	(87)	49	(47)	(63)
Change in fair value of convertible note embedded derivative liability	(2,104)	(1,476)	952	1,620	(1,249)	(1,658)	(3,344)	(1,308)
Change in fair value of convertible note embedded derivative liability	(5,720)	(1,651)	926	1,570	(682)	(898)	(1,164)	(464)
Loss on extinguishment of debt	(406)	(10)	(15)	—	(619)	(285)	(882)	—
Other income / (expense)	322	(43)	1	(127)	2	(154)	78	3
Income / (loss) from operations before income taxes	(6,450)	(920)	2,045	1,492	(4,226)	(4,879)	(7,487)	(4,056)
Income tax provision	312	216	(23)	(36)	(14)	(84)	(884)	31
Net loss from operations, net of taxes	(6,762)	(1,136)	2,068	1,528	(4,212)	(4,795)	(6,603)	(4,087)
Basic and diluted net income / (loss) per common share from continuing operations	$(0.09)	$(0.01)	$0.03	$0.02	$(0.06)	$(0.07)	$(0.10)	$(0.06)
Weighted-average common shares outstanding, basic and diluted	79,404	77,645	77,193	77,645	75,160	72,148	66,846	66,599
Weighted-average common shares outstanding, diluted	79,404	77,645	78,780	77,645	75,160	75,442	66,846	66,599

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
Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade receivables
2019	Allowance for doubtful accounts	$512	$300	$(83)	$895
2018	Allowance for doubtful accounts	228	530	246	512
2017	Allowance for doubtful accounts	203	294	269	228

20.    Subsequent Events
On May 22, 2019, the Company amended its existing Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank") originally entered into on May 23, 2017. The Credit Agreement, as amended, provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables. The amounts advanced under the Credit Agreement, as amended, mature in two years, or May 22, 2021, and accrue interest at prime plus 0.50% subject to a 6.00% floor, with the prime rate defined as the greater of prime rate published in the Wall Street Journal or 5.50%. The Credit Agreement, as amended, also carries an annual facility fee of 0.20% of our available credit limit, and an unused line fee of 0.10% per annum. The obligations under the Credit Agreement are secured by a perfected first position security interest in all assets of the Company and its subsidiaries. The Company’s subsidiaries Digital Turbine USA and Digital Turbine Media are additional co-borrowers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. As a result, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2019, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time. The Company's independent registered public accounting firm, SingerLewak LLP, has audited the Company's internal control over financial reporting as of March 31, 2019, as stated in their report included herein. SingerLewak LLP also audited the Company's consolidated financial statements as of and for the year ended March 31, 2019.
The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.
SingerLewak LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION
On June 2, 2019, our Board of Directors and compensation committee approved compensation for our chief executive and chief financial officers for the fiscal year ended March 31, 2019. Our chief executive officer, William Stone, and our chief financial officer, Barrett Garrison, each received a cash bonus as required by his respective, previously filed, employment agreement, pro-rated for substantial achievement of the target revenue and target adjusted EBITDA goals previously established by the compensation committee for such fiscal year, plus the 20% discretionary bonus for achievement of the factors described in the applicable employment agreement. In addition, as part of the long term incentive plan provided for in their respective employment agreements, Messrs. Stone and Garrison were granted equity awards for the three year period ending March 31, 2022, consisting of time vesting restricted stock units for 125,000 and 81,250 shares, respectively, of the Company’s common stock and performance vesting restricted stock units for target numbers of 125,000 and 81,250 shares, respectively, of the Company’s common stock. The time vesting units vest over three years, with one-third vesting on the anniversary of the grant date and the balance monthly thereafter. The vesting of the performance vesting units is based upon achievement of three-year revenue and adjusted EBITDA targets determined by the Board, with the potential for between zero to twice the target number of shares based on the degree of attainment of the applicable goals. Based on overall performance and a market compensation approach, the Board of Directors and compensation committee also increased annual base salary for Mr. Stone by 10% and for Mr. Garrison by $10,000, and granted them, respectively, 150,000 and 75,000 stock options with three year vesting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

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
The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000, of which 8,685,457 remain available for issuance as of March 31, 2019.
Equity Compensation Plan Information
The following table sets forth information concerning our Amended and Restated 2011 Equity Incentive Plan as of March 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	9,128,885	$1.80	8,685,457
Total	9,128,885	1.80	8,685,457
Other information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	62

Consolidated Financial Statements:
Consolidated Balance Sheets	64
Consolidated Statements of Operations	65
Consolidated Statement of Comprehensive Loss	65
Consolidated Statements of Stockholders' Equity	66
Consolidated Statements of Cash Flows	67
Notes to Consolidated Financial Statements	68
The supplementary financial information required by this Item 8 is set forth in Note 19 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information".

2. Financial Statement Schedules
Unaudited Quarterly Results and Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2019, 2018, and 2017 is included in Note 19 of Notes to Consolidated Financial Statements included in Part II Item 8 "Supplemental Consolidated Financial Information" All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
3. Exhibits
See the Exhibit Index located below following Item 16 of this Annual Report on Form 10-K.

ITEM 16.	10-K SUMMARY

None.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated November 13, 2014, by and among Mandalay Digital Group, Inc., DTM Merger Sub, Inc., and Appia, Inc., incorporated by reference to our Amended Current Report on Form 8-K/A (File No. 001-35958), filed with the Commission on November 18, 2014.

2.2	Pay Asset Purchase Agreement, dated as of April 23, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

2.3	A&P Asset Purchase Agreement, dated as of April 28, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

3.1	Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007.

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

4.4	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016

4.5	Description of our Capital Stock *

10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †

10.2
Amended and Restated 2011 Equity Incentive Plan of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.2.1
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement of Mandalay Digital Group, Inc, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.2.2
Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement of Mandalay Digital Group, Inc., incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on May 30, 2012.

10.3
Employment Agreement, effective September 9, 2014, between the Company and Bill Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 15, 2014. †

10.3.1
Amendment, effective May 26, 2016, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 1, 2016. †

10.3.2
Second Amendment, dated March 16, 2018, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 21, 2018.†

10.4	Board Equity Ownership Policy, as amended, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014. †

10.5	2008 Equity Incentive Plan for Appia, Inc., incorporated by reference to our Registration Statement on Form S-8 (File No. 333-202863), filed with the Commission on March 19, 2015.

10.6
Initial Purchaser Agreement, dated as of September 28, 2016, between the Company and BTIG, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

10.7
Software as a Service Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-214321), filed January 6, 2017††

10.7.1
Software as a Service Renewal Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, dated as of August 14, 2018, incorporated by reference to Exhibit 10.24 to our Current Report on Form 10-Q (File No. 001-35958), filed with the Commission on November 5, 2018.††

10.8
Business Financing Agreement, dated May 23, 2017, between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc. and Western Alliance Bank, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 24, 2017.

10.8.1	Amendment No. 1 to the Business Financing Agreement between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc., and Western Alliance Bank, dated as of , 2018. *

10.8.2	Amendment No. 2 to the Business Financing Agreement between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc., and Western Alliance Bank, dated as of July 26, 2018. *

10.8.3	Amendment No. 3 to the Business Financing Agreement between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc., and Western Alliance Bank, dated as of , 2019. *

10.8.4	Amendment No. 4 to the Business Financing Agreement between the Company, Digital Turbine USA, Inc., Digital Turbine Media, Inc., and Western Alliance Bank, dated as of May 22, 2019. *

10.9
Employment Agreement between the Company and Barrett Garrison, dated September 12, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.†

10.9.1
Amendment, effective September 7, 2018, to Employment Agreement between the Company and Barrett Garrison, incorporated by reference to our current report on Form 8-K (File No. 001-35958), filed with the Commission on September 10, 2018.†

10.10
License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015, incorporated by reference to Exhibit 10.25 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.††

10.10.1
Amendment No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.1 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.

10.12
Amendment No. 1 to the Supplement No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.2 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on February 5, 2019.††

21.1	List of Subsidiaries, incorporated by reference to our Annual Report on Form 10-K (File No. 001-35958), filed with the Commission on June 14, 2018.

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

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
†† Confidential treatment requested and received as to certain portions

^
Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

Digital Turbine, Inc.
Dated: June 3, 2019
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 3, 2019
Robert Deutschman

/s/ William Stone	Chief Executive Officer (Principal Executive Officer)	June 3, 2019
William Stone

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 3, 2019
Barrett Garrison

/s/ David Wesch	Chief Accounting Officer (Principal Accounting Officer)	June 3, 2019
David Wesch

/s/ Mohan Gyani	Director	June 3, 2019
Mohan Gyani

/s/ Christopher Rogers	Director	June 3, 2019
Christopher Rogers

/s/ Jeffrey Karish	Director	June 3, 2019
Jeffrey Karish

/s/ Paul Schaeffer	Director	June 3, 2019
Paul Schaeffer

/s/ Roy Chestnutt	Director	June 3, 2019
Roy Chestnutt