Form 10-Q
period 2019-06-30
Digital Turbine, Inc.
filed 2019-08-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Nueces Street, Austin TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	APPS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐    No ☒
As of July 31, 2019, the Company had 83,008,756 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$16,222	$10,894
Restricted cash	165	165
Accounts receivable, net of allowances of $961 and $895, respectively	22,733	22,707
Prepaid expenses and other current assets	1,511	1,331
Current assets held for disposal	1,817	2,026
Total current assets	42,448	37,123
Property and equipment, net	3,748	3,430
Right-of-use assets	2,168	—
Deferred tax assets	85	40
Goodwill	42,268	42,268
TOTAL ASSETS	$90,717	$82,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,916	$14,912
Accrued license fees and revenue share	12,833	16,205
Accrued compensation	1,456	2,441
Other current liabilities	1,922	826
Current liabilities held for disposal	3,654	3,924
Total current liabilities	38,781	38,308
Warrant liability	12,525	8,013
Other non-current liabilities	2,178	182
Total liabilities	53,484	46,503
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 83,222,158 issued and 82,487,702 outstanding at June 30, 2019; 82,354,940 issued and 81,620,484 outstanding at March 31, 2019	10	10
Additional paid-in capital	335,389	332,793
Treasury stock (754,599 shares at June 30, 2019 and March 31, 2019)	(71)	(71)
Accumulated other comprehensive income / (loss)	(258)	(356)
Accumulated deficit	(297,937)	(296,118)
Total stockholders' equity	37,233	36,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,717	$82,861
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2019	2018
Net revenues	$30,553	$22,112
Cost of revenues
License fees and revenue share	18,275	15,216
Other direct costs of revenues	278	507
Total cost of revenues	18,553	15,723
Gross profit	12,000	6,389
Operating expenses
Product development	2,794	3,109
Sales and marketing	2,278	1,836
General and administrative	3,888	2,704
Total operating expenses	8,960	7,649
Income / (loss) from operations	3,040	(1,260)
Interest and other income / (expense), net
Interest expense	—	(319)
Foreign exchange transaction gain / (loss)	(1)	8
Change in fair value of convertible note embedded derivative liability	—	1,620
Change in fair value of warrant liability	(5,226)	1,570
Other income / (expense)	409	(127)
Total interest and other income / (expense), net	(4,818)	2,752
Income / (loss) from continuing operations before income taxes	(1,778)	1,492
Income tax benefit	(107)	(36)
Income / (loss) from continuing operations, net of taxes	(1,671)	1,528
Loss from discontinued operations	(148)	(1,044)
Net loss from discontinued operations, net of taxes	(148)	(1,044)
Net income / (loss)	$(1,819)	$484
Other comprehensive income / (loss)
Foreign currency translation adjustment	98	—
Comprehensive income / (loss)	$(1,721)	$484
Basic and diluted net income / (loss) per common share
Continuing operations	$(0.02)	$0.02
Discontinued operations	—	(0.01)
Net income / (loss)	$(0.02)	$0.01
Weighted-average common shares outstanding, basic	81,814	76,204
Weighted-average common shares outstanding, diluted	81,814	79,598
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$(1,671)	$1,528
Adjustments to reconcile net income / (loss) from continuing operations to net cash provided by / (used in) operating activities:
Depreciation and amortization	462	729
Change in allowance for doubtful accounts	66	278
Non-cash interest expense	—	161
Stock-based compensation	560	463
Stock-based compensation for services rendered	122	85
Change in fair value of convertible note embedded derivative liability	—	(1,620)
Change in fair value of warrant liability	5,226	(1,570)
(Increase) / decrease in assets:
Accounts receivable	(92)	(2,574)
Deferred tax assets	(45)	(36)
Prepaid expenses and other current assets	(151)	(52)
Right-of-use assets	(2,168)	—
Increase / (decrease) in liabilities:
Accounts payable	3,982	(1,603)
Accrued license fees and revenue share	(3,347)	3,259
Accrued compensation	(993)	(1,781)
Other current liabilities	1,096	344
Other non-current liabilities	1,997	(6)
Net cash provided by / (used in) operating activities - continuing operations	5,044	(2,395)
Net cash used in operating activities - discontinued operations	(230)	(1,224)
Net cash provided by / (used in) operating activities	4,814	(3,619)

Cash flows from investing activities
Capital expenditures	(783)	(411)
Net cash used in investing activities - continuing operations	(783)	(411)
Net cash used in investing activities - discontinued operations	—	(41)
Net cash used in investing activities	(783)	(452)

Cash flows from financing activities
Options and warrants exercised	1,199	39
Repayment of debt obligations	—	(50)
Net cash provided by / (used in) financing activities	1,199	(11)

Effect of exchange rate changes on cash	98	—

Net change in cash	5,328	(4,082)

Cash and restricted cash, beginning of year	11,059	13,051

Cash and restricted cash, end of year	$16,387	$8,969

Supplemental disclosure of cash flow information
Interest paid	$—	$26
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	76,108,823	10	100,000	100	754,599	(71)	318,066	(325)	(290,108)	27,672
Net loss	—	—	—	—	—	—	—	—	484	484
Stock-based compensation	—	—	—	—	—	—	500	—	—	500
Stock-based compensation for services rendered	—	—	—	—	—	—	85	—	—	85
Options exercised	50,000	—	—	—	—	—	39	—	—	39
Balance at June 30, 2018	76,158,823	10	100,000	100	754,599	(71)	318,690	(325)	(289,624)	28,780

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	81,620,485	10	100,000	100	754,599	(71)	332,793	(356)	(296,118)	36,358
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Foreign currency translation	—	—	—	—	—	—	—	98	—	98
Settlement of warrant derivative liability	—	—	—	—	—	—	715	—	—	715
Stock-based compensation	38,759	—	—	—	—	—	560	—	—	560
Stock-based compensation for services rendered	—	—	—	—	—	—	122	—	—	122
Options exercised	616,208	—	—	—	—	—	910	—	—	910
Warrants exercised	212,250	—	—	—	—	—	289	—	—	289
Balance at June 30, 2019	82,487,702	10	100,000	100	754,599	(71)	335,389	(258)	(297,937)	37,233

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. Currently Digital Turbine has delivered over 2 billion application pre-loads on over 260 million devices across thirty plus Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment – Advertising.
The Company's Advertising segment operates the Operator and OEM ("O&O") business, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a software platform with targeted media delivery and management capabilities, and

•	Other recurring and life-cycle products, features, and professional services delivered on the Ignite platform.
Prior to the sale of the A&P Assets described below under Note 4. "Discontinued Operations," the Advertising reporting segment also included the A&P Assets as an operating segment within Advertising.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”), which we acquired on March 6, 2015. We refer to all the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been issuance of common stock, preferred stock, and debt. As of June 30, 2019, we had cash, including restricted cash, totaling approximately $16,387.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. On May 22, 2019, the Company amended its existing Credit Agreement with Bank originally entered into on May 23, 2017. The Credit Agreement, as amended, provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables. Please refer to Note 8. "Debt" for more details.
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

During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the fiscal year 2020 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year-over-year revenue and gross margin increases, coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors, the Company has sufficient cash and capital resources to continue to operate its business for at least twelve months from the issuance date of this quarterly report on Form 10-Q.
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
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2019, the results of their operations and corresponding comprehensive loss for the three months ended June 30, 2019 and 2018, and their cash flows for the three months ended June 30, 2019 and 2018. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
Recently Issued Accounting Pronouncements
The significant accounting policies and recent accounting pronouncements were described in Note 4 of the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There have been no significant changes in or updates to the accounting policies since March 31, 2019. Only significant new accounting pronouncements, pertinent to the Company, issued and adopted subsequent to the issuance of our Annual Report are described below. Accounting pronouncements issued and adopted not described in either the Annual Report or in this quarterly report have been determined to either not apply or to have an immaterial impact on our business and related disclosures.
Accounting Pronouncements Adopted During the Period
In February 2016, the FASB issued Account Standards Update  2016-02: Leases (Topic 842). This update changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. As such, the Company adopted this standard during our quarter ended June 30, 2019 using the modified retrospective method, such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The impact of adoption resulted in a gross up of the Consolidated Balance Sheets with the creation of a right-of-use asset of approximately $2,168 and a corresponding financial liability of $2,827 partially offset by the relief of other liability accounts related to the change in accounting standard. The impact on the Consolidated Statements of Operations and Comprehensive Income / (Loss) was negligible. The Company does not believe the impact of the adoption of this standard to have a material net impact on its consolidated results of operations, financial condition, and cash flows. Please refer to Note 7."Leases" for details.

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
O&O Services
The Company’s Advertising business consists of one operating segment (O&O), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

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
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets,” net of any long-term portion included in “other non-current assets." The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit. These costs are periodically reviewed for impairment. The Company has evaluated related activity and have determined the costs to obtain a contract to be immaterial and do not require disclosure.
The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs, which are classified in “prepaid expenses and other current assets,” net of any long term portion included in “other non-current assets,” principally relate to direct costs that enhance resources under the Company’s demand response contracts that will be used in satisfying future performance obligations. The Company has evaluated related activity and has determined the costs to fulfill a contract to be immaterial and do not require disclosure.

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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of June 30, 2019, one major customer represented approximately 24.3% of the Company’s net accounts receivable balance. As of March 31, 2019, one major customer represented 25.7% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three months ended June 30, 2019 and 2018, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 18.5% and 29.0% of net revenues, respectively, and GSN Games, Inc. represented 11.7% during the three months ended June 30, 2019.

The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2019, Verizon Wireless, a carrier partner, generated 42.1%, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 32.8%, of our net revenues. During the three months ended June 30, 2018, Verizon Wireless generated 50.7%, while AT&T Inc., including its Cricket subsidiary, generated 37.9%, of our net revenues.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally-owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has exited the segment of the business previously referred to as the Content business.
In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of June 30, 2019, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the amounts recorded are not collectible due to disputes surrounding the content delivered, the related payables would also be withheld. At this time, the Company has requested mediation but does not have enough information to reasonably estimate which receivables and payables, if any, may be un-collectible and un-payable, respectively. The total net exposure to the Company if all of the remaining receivables and payables are determined to be un-collectible and un-payable, respectively, is approximately $194. These assets and liabilities remain on our books as a component of discontinued operations as of June 30, 2019.

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
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2019	2018
Net revenues	$—	$3,870
Total cost of revenues	—	3,074
Gross profit	—	796
Product development	33	571
Sales and marketing	—	227
General and administrative	62	910
Loss from operations	(95)	(912)
Interest and other income / (expense), net	(53)	(132)
Loss from discontinued operations before income taxes	(148)	(1,044)
Loss from discontinued operations, net of taxes	$(148)	$(1,044)
Comprehensive loss	$(148)	$(1,044)
Basic and diluted net loss per common share	—	(0.01)
Weighted-average common shares outstanding, basic and diluted	81,814	76,204

Details on assets and liabilities classified as held-for-disposal in the accompanying consolidated balance sheets are presented in the following table:

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $1,559 and $1,589, respectively	$1,813	$1,883
Property and equipment, net	4	143
Current assets held for disposal	1,817	2,026
Total assets held for disposal	$1,817	$2,026

Liabilities held for disposal
Accounts payable	$2,981	$3,158
Accrued license fees and revenue share	467	537
Accrued compensation	206	226
Other current liabilities	—	3
Current liabilities held for disposal	3,654	3,924
Total liabilities held for disposal	$3,654	$3,924

Assets and liabilities held for disposal as of June 30, 2019 and March 31, 2019 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$(148)	$(1,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	155
Change in allowance for doubtful accounts	(30)	(310)
Loss on disposal of fixed assets	103	—
Stock-based compensation	—	37
(Increase) / decrease in assets:
Accounts receivable	100	4,533
Goodwill	—	309
Prepaid expenses and other current assets	—	(214)
Increase / (decrease) in liabilities:
Accounts payable	(155)	(4,265)
Accrued license fees and revenue share	(96)	(613)
Accrued compensation	(20)	330
Other current liabilities	(3)	(142)
Cash used in operating activities	(230)	(1,224)

Cash flows from investing activities
Capital expenditures	—	(41)
Cash used in investing activities	—	(41)

Cash used in discontinued operations	$(230)	$(1,265)
5.    Accounts Receivable

	June 30, 2019	March 31, 2019
	(Unaudited)
Billed	$12,245	$11,833
Unbilled	11,449	11,769
Allowance for doubtful accounts	(961)	(895)
Accounts receivable, net	$22,733	$22,707
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Un-billed accounts receivable represents revenue recognized but billed after period end. All un-billed receivables as of June 30, 2019 and March 31, 2019 are expected to be billed and collected within twelve months.
The Company recorded $54 of bad debt expense during the three months ended June 30, 2019 and $89 of bad debt expense during the three months ended June 30, 2018.

6.    Property and Equipment

	June 30, 2019	March 31, 2019
	(Unaudited)
Computer-related equipment	$7,525	$7,077
Furniture and fixtures	239	223
Leasehold improvements	607	558
Property and equipment, gross	8,371	7,858
Accumulated depreciation	(4,623)	(4,428)
Property and equipment, net	$3,748	$3,430
Depreciation expense was $462 for the three months ended June 30, 2019 and $394 for the three months ended June 30, 2018. Depreciation expense for the three months ended June 30, 2019 includes $185 related to internal-use assets included in General and Administrative Expense, and $277 related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue. Depreciation expense for the three months ended June 30, 2018 includes $222 related to internal-use assets included in General and Administrative Expense, and $172 related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
7.    Leases
The Company has entered into various non-cancelable operating lease agreements for certain offices. These leases currently have lease periods expiring between fiscal years 2024 and 2025. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company's determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rate are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

June 30, 2019
(Unaudited)
Remainder of fiscal year 2020	$505
Fiscal year 2021	688
Fiscal year 2022	706
Fiscal year 2023	723
Fiscal year 2024	520
Thereafter	203
Total undiscounted cash flows	3,345
(Less imputed interest)	(518)
Present value of lease liabilities	$2,827

Associated with this financial liability, the Company has recorded a right-of-use asset of $2,168, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above is 6.75% and the weighted-average remaining lease term is 4.80 years.

8.    Debt
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser") $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020 (the "Notes"), unless converted, repurchased, or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt of $11,084, convertible note embedded derivative liability of $3,693 (see Note 9. "Fair Value Measurements" for more information), and warrant liability of $1,223 (see Note 9. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes was determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes was allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated were accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 9. "Fair Value Measurements" for more information), and second, the remainder of the proceeds from the issuance of the Notes was allocated to the convertible notes, which resulted in an original-issue debt discount of $4,916. At the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which, in accordance with ASU 2015-03, the Company recorded as a direct reduction to the face value of the Notes and amortized over the life of the Notes as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Income / (Loss). During the three months ended December 31, 2016 the Company further incurred $212 in costs directly associated with the issuance of the Notes for the preparation and filing of a registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related warrants issued along with the Notes. This was required to be done in accordance with the Indenture (as defined below).
The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes. The Notes were issued under an Indenture dated September 28, 2016, as amended and supplemented (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically, DT USA, DT Media, DT EMEA, and DT APAC (collectively referred to as the "Guarantors"). The Notes were senior unsecured obligations of the Company and bore interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes were unconditionally guaranteed by the Guarantors as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issued or sold shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale.
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
The warrants were immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders, and again at our January 2018 annual meeting of stockholders in respect of our May 2017 supplemental indenture.
In the event of a fundamental change, as set forth in the Warrant Agreement, the holders can elect to exercise their warrants or to receive an amount of cash based on a Black-Scholes calculation of the value of such warrants.
The Company received net cash proceeds of $14,316 after deducting the Initial Purchaser's discounts and commissions and the estimated offering expenses payable by Digital Turbine. The net proceeds from the issuance of the Notes were used to repay $11,000 of secured indebtedness, retiring such debt in its entirety, and were otherwise used for general corporate purposes and working capital.

In May 2017, the Company entered a supplemental indenture and warrant amendment, described in its Current Report on Form 8-K filed May 24, 2017, and as described further below under "Senior Secured Credit Facility."
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

During the year ended March 31, 2019, holders of the remaining $5,700 of Notes elected to convert such Notes. These Notes were extinguished by issuing shares of common stock, based on the applicable conversion price of $1.364 per share, plus additional shares of common stock and cash to satisfy the early conversion payments required by the Indenture. Associated with this conversion, gross debt, net of debt discount and capitalized debt issuance costs of $1,360, was extinguished for a net debt extinguishment of $4,340. In total, 4,446,265 shares of common stock were issued to settle these positions. This resulted in an adjustment of approximately $10,582 to additional paid-in capital to reflect the shares issued upon conversion. A loss on extinguishment of debt of $431 was recorded as a result of the difference in carrying value of the debt, inclusive of the associated debt discount and capitalized debt issuance costs, compared to the fair market value of the consideration given comprising both common stock issued and cash paid. The proportionate amount of the underlying derivative instrument was also extinguished, as calculated on the respective conversion dates. See Note 9. "Fair Value Measurements" for more information.

As of March 31, 2019, all of the Notes have been extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled.

Senior Secured Credit Facility

On May 23, 2017, the Company entered a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total facility.

On May 22, 2019, the Company amended its existing Credit Agreement with the Bank, to extend the term of the agreement and to modify the covenants as detailed below. The Credit Agreement, as amended, provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.

The amounts advanced under the Credit Agreement, as amended, mature in two years, or May 22, 2021, and accrue interest at prime plus 0.50%, subject to a 6.00% floor, with the prime rate defined as the greater of the prime rate published in the Wall Street Journal or 5.50%. The Credit Agreement, as amended, also carries an annual facility fee of 0.20% of our available credit limit, and an unused line fee of 0.10% per annum. The obligations under the Credit Agreement are secured by a perfected first-position security interest in all assets of the Company and its subsidiaries. Two of the Company’s subsidiaries, Digital Turbine USA and Digital Turbine Media, are additional co-borrowers.

In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants:

(1) Maintain a Quick Ratio, measured at the end of each month during which any advances are outstanding, of at least:

0.75:1.00        May 31, 2019 - August 31, 2019

0.80:1.00        September 1, 2019 - February 28, 2020

0.85:1.00        March 1, 2020 - August 31, 2020

0.90:1.00        September 1, 2020 and thereafter

(2) Trailing six-month earnings before depreciation, amortization, stock compensation, non-cash warrant and derivative liability expense, and any other onetime non-recurring expenses Lender deems appropriate ("EBDAS") not less than $1, tested as of each fiscal quarter end during which any advances are outstanding.
This amendment was entered into subsequent to March 31, 2019. The Company was in compliance with the covenants of the Credit Agreement, as amended, as of March 31, 2019.
Company was in compliance with all covenants of the Credit Agreement as of June 30, 2019.
The Credit Agreement contains other customary covenants, representations, indemnities, and events of default.
At June 30, 2019, there was no outstanding principal on the Credit Agreement.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $0 of interest expense during the three months ended June 30, 2019 and $158 during the three months ended June 30, 2018.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraphs above, are reflected on the Consolidated Statements of Operations and Comprehensive Income / (Loss) as interest expense. Inclusive of this amortization of $0 recorded during the three months ended June 30, 2019 and $161 recorded during the three months ended June 30, 2018, the Company recorded $0 of total interest expense for the three months ended June 30, 2019 and $319 of total interest expense for the three months ended June 30, 2018.

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
During the fiscal year ended March 31, 2019, all of the Notes were extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled. As such, as of June 30, 2019 and March 31, 2019, the Company’s financial liability presented below at fair value was classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of June 30, 2019
				(Unaudited)
Financial Liabilities
Warrant liability	—	—	12,525	12,525
Total	$—	$—	$12,525	$12,525

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Financial Liabilities
Warrant liability	—	—	8,013	8,013
Total	$—	$—	$8,013	$8,013
Convertible Note Embedded Derivative Liability
We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consists of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which, if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features met the definition of embedded derivatives and required bifurcation and accounting at fair value.
The convertible note embedded derivative liability represented the fair value of the conversion option, fundamental change provision, and "make-whole interest" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the convertible notes. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the derivative liability using a lattice approach that incorporates a Monte Carlo simulation valuation model. A Monte Carlo valuation model considers the Company's future stock price, stock price volatility, probability of a change of control, and the trading information of the Company's common stock into which the notes are or may become convertible. The Company marked the derivative liability to market at the end of each reporting period due to the conversion price not being indexed to the Company's own stock.
Changes in the fair value of the convertible note embedded derivative liability were reflected in our Consolidated Statements of Operations and Comprehensive Income / (Loss) as “Change in fair value of convertible note embedded derivative liability.”
During the fiscal year ended March 31, 2019, all of the Notes were extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $1,620 due to the decrease in the Company's closing stock price during the three months ended

June 30, 2018 from $2.01 to $1.51. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" for more information regarding the conversion of Convertible Notes during fiscal years 2018 and 2019.

Warrant Liability
The Company issued detachable warrants with the convertible notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income / (Loss). We estimated the fair value of these warrants at the respective balance sheet dates using a Black-Scholes model that considers the Company's future stock price. Option pricing models employ subjective factors to estimate warrant liability and, therefore, the assumptions used in the model are judgmental.
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2019	$8,013
Change in fair value of warrant liability	5,226
De-recognition on exercises	(714)
Balance at June 30, 2019	$12,525
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2019, the Company recorded a loss from change in fair value of warrant liability of $5,226 due to the increase in the Company's closing stock price during the current quarter from $3.50 to $5.00. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $1,570 due to the decrease in the Company's closing stock price during the three months ended June 30, 2018 from $2.01 to $1.51.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

June 30, 2019
Stock price volatility	60%
Stock price (per share)	$5.00
Expected term	1.24 years
Risk-free rate (1)	1.86%
(1) The Black-Scholes model assumes the continuously compounded equivalent (CCE) interest rate of 1.86% based on the average of the 1-year and 2-year U.S. Treasury securities as of the valuation date.
Changes in valuation assumptions can have a significant impact on the valuation of the warrant liability. For example, all other things being equal, a decrease/increase in our stock price, probability of change of control, or stock price volatility decreases/increases the valuation of the liabilities, respectively, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the liabilities, respectively.

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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 7,464,711 and 8,685,457 remained available for future grants as of June 30, 2019 and March 31, 2019, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 1,411,750, 300,420, and 109,416, respectively.

Restricted Stock Units

Awards of restricted stock units ("RSUs") may be either grants of time -based restricted units or performance-based restricted units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for RSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each period.
In June 2018, the Company issued 232,558 RSUs to the Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $400.
In May 2019, the Company issued 109,416 RSUs to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $413.
With respect to RSU's, the Company expensed $16 during the three months ended June 30, 2019 and $13 during the three months ended June 30, 2018.
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

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2019	9,128,885	$1.80	7.31	$16,347
Granted	1,411,750	3.86
Forfeited / Cancelled	(300,420)	1.65
Exercised	(616,208)	1.48
Options Outstanding, June 30, 2019	9,624,007	2.13	7.42	27,644
Vested and expected to vest (net of estimated forfeitures) at June 30, 2019 (a)	8,379,539	2.10	7.20	24,346
Exercisable, June 30, 2019	5,507,764	$2.10	6.52	$16,023
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2019 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on June 30, 2019. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at June 30, 2019 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	0.74	6,204	$0.24
$0.51 - 1.00	2,003,836	$0.73	7.25	1,069,970	$0.72
$1.01 - 1.50	2,339,589	$1.29	7.04	1,668,139	$1.27
$1.51 - 2.00	1,239,097	$1.66	8.63	499,602	$1.63
$2.01 - 2.50	655,392	$2.21	8.71	229,680	$2.17
$2.51 - 3.00	690,100	$2.61	4.96	690,100	$2.61
$3.51 - 4.00	2,034,789	$3.89	8.42	689,069	$3.95
$4.01 - 4.50	545,000	$4.14	5.34	545,000	$4.14
$4.51 - 5.00	60,000	$4.65	3.74	60,000	$4.65
$5.01 and over	50,000	$5.89	5.20	50,000	$5.89
	9,624,007	2.13	7.42	5,507,764	2.10
Other information pertaining to stock options for the Stock Plans for the three months ended June 30, 2019 and 2018, as stated in the table below, is as follows:

	June 30,
	2019	2018
Total fair value of options vested	$394	$404
Total intrinsic value of options exercised (a)	$1,925	$115
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, the Company granted options to purchase 1,411,750 and 1,198,425 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $3.86 and $1.68, respectively.
At June 30, 2019 and 2018, there was $3,472 and $2,747 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.37 and 2.31 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the three months ended June 30, 2019 are presented below.

June 30, 2019
Risk-free interest rate	1.95% to 2.25%
Expected life of the options	5.52 to 9.89 years
Expected volatility	66%
Expected dividend yield	—%
Expected forfeitures	29%
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
Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2019 and 2018, which includes both stock options and restricted stock, was $682 and $548, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
11.    Capital Stock Transactions
Preferred Stock
There are 2,000,000 shares of Series A Convertible Preferred Stock authorized, $0.0001 par value per share (“Series A”), and 100,000 shares of Series A issued and outstanding, which are currently convertible into 20,000 shares of common stock. The Series A holders are entitled to: (1) vote on an equal per-share basis as common stock, (2) dividends paid to the common stock holders on an if-converted basis, and (3) a liquidation preference equal to the greater of $10 per share of Series A (subject to adjustment) or such amount that would have been paid to the common stock holders on an if-converted basis.
Common Stock and Warrants
For the three months ended June 30, 2019, the Company issued 616,208 shares of common stock for the exercise of employee options.

The following table provides activity for warrants issued and outstanding during the three months ended June 30, 2019:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2019	3,639,100	1.37
Exercised	(212,250)	1.36
Outstanding as of June 30, 2019	3,426,850	1.37
Restricted Stock Awards
From time to time, the Company enters into restricted stock award (“RSAs”) agreements with certain employees, directors, and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA. As reported in our Current Reports on Form 8-K filed with the SEC on February 19, 2014 and June 25, 2014, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
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
With respect to time condition RSAs, the Company expensed $106 during the three months ended June 30, 2019 and $72 during the three months ended June 30, 2018.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2019	153,328	1.39
Vested	(76,664)	1.39
Unvested restricted stock outstanding as of June 30, 2019	76,664	1.39
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of June 30, 2019.
At June 30, 2019, there was $37 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.09 years.

12.    Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company had net losses. Because the Company was in a net loss position for the three months ended June 30, 2019, all potentially dilutive shares of common stock were determined to be anti-dilutive and, accordingly, were not included in the calculation of diluted net loss per share. For the three months ended June 30, 2018, the Company was in a net income position and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the period of $1.71.
The following table sets forth the computation of net income (loss) per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2019	2018
Income / (loss) from continuing operations, net of taxes	$(1,671)	$1,528
Weighted-average common shares outstanding, basic	81,814	76,204
Weighted-average common shares outstanding, diluted	81,814	79,598
Basic and diluted net income / (loss) per common share	$(0.02)	$0.02
Common stock equivalents included in net income per diluted share	—	3,394
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	6,844	—

13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three months ended June 30, 2019, a tax benefit of $107 resulted in an effective tax rate of 6.0%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three months ended June 30, 2018, a tax benefit of $36 resulted in an effective tax rate of 2.4%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the quarter is largely due to changes resulting from the finalization of the transfer pricing study.
14.    Commitments and Contingencies

Potential Financial Exposure Related to Discontinued Operations

Please see information regarding possible exposure related to the settlement of certain assets and liabilities related to the disposition of the Pay business in Note 4. "Discontinued Operations."
15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three months ended June 30, 2019 and 2018. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended June 30,
	2019	2018
	(Unaudited)
Net revenues
United States and Canada	$21,355	$15,778
Europe, Middle East, and Africa	7,095	3,838
Asia Pacific and China	1,902	2,004
Mexico, Central America, and South America	201	492
Consolidated net revenues	$30,553	$22,112

16.    Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher value user acquisition. Currently Digital Turbine has delivered over 2 billion application pre-loads on over 260 million devices across thirty plus Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment – Advertising.
The Company's Advertising segment operates the Operator and OEM ("O&O") business, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a software platform with targeted media delivery and management capabilities, and

•	Other recurring and life-cycle products, features, and professional services delivered on the Ignite platform.
Prior to the sale of the A&P Assets described above under Note 4. "Discontinued Operations," the Advertising reporting segment also included the A&P Assets as an operating segment within Advertising.

Advertising
O&O Business
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of Ignite and other recurring and life-cycle products, features, and professional services delivered on the Ignite platform.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company has exited the reporting segment of the business previously referred to as the Content business.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole continuing reporting segment.
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

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2019	2018	% of Change
	(in thousands, except per share amounts)
Net revenues	$30,553	$22,112	38.2%
License fees and revenue share	18,275	15,216	20.1%
Other direct costs of revenues	278	507	(45.2)%
Gross profit	12,000	6,389	87.8%
Total operating expenses	8,960	7,649	17.1%
Income / (loss) from operations	3,040	(1,260)	(341.3)%
Interest expense	—	(319)	(100.0)%
Foreign exchange transaction gain / (loss)	(1)	8	(112.5)%
Change in fair value of convertible note embedded derivative liability	—	1,620	(100.0)%
Change in fair value of warrant liability	(5,226)	1,570	(432.9)%
Other income / (expense)	409	(127)	(422.0)%
Income / (loss) from continuing operations before income taxes	(1,778)	1,492	(219.2)%
Income tax benefit	(107)	(36)	197.2%
Income / (loss) from continuing operations, net of taxes	(1,671)	1,528	(209.4)%
Net income / (loss)	$(1,819)	$484	(475.8)%
Basic and diluted net income / (loss) per common share	$(0.02)	$0.02	(200.0)%
Weighted-average common shares outstanding, basic	81,814	76,204	7.4%
Weighted-average common shares outstanding, diluted	81,814	79,598	2.8%
Comparison of the three months ended June 30, 2019 and 2018
Net Revenues
During the three months ended June 30, 2019, there was an approximately $8,441, or 38.2%, increase in overall revenue as compared to the three months ended June 30, 2018.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three months ended June 30, 2019, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products. We expect this positive trend in product demand to continue, subject to various risks we cannot control or predict, including those discussed under "Risk Factors" in Item 1A of our annual report filed on Form 10-K on June 3, 2019.
During the three months ended June 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 18.5% of net revenues. During the three months ended June 30, 2018, Oath Inc. represented 29.0% of net revenues.
The Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three months ended June 30, 2019, Verizon Wireless, a carrier partner, generated 42.1%, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 32.8% of our net revenues. During the three months ended June 30, 2018, Verizon Wireless, generated 50.7%, while AT&T Inc., including its Cricket subsidiary, generated 37.9% of our net revenues.

A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects and could slow or reverse the positive trend noted above. The Company is not aware, as of the date of filing of this Report, of any material changes to these relationships or material reductions or delays in operating activity with these customers or partners.
Gross Margin

	Three months ended June 30,
	2019	2018	% of Change
	(in thousands)
Gross margin $	$12,000	$6,389	87.8%
Gross margin %	39.3%	28.9%	36.0%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $12,000, or 39.3%, for the three months ended June 30, 2019 versus approximately $6,389, or 28.9%, for the three months ended June 30, 2018. The increase in gross margin dollars of $5,611, or 87.8%, is primarily attributable to an increase in Carrier and Advertiser demand in the O&O business positively impacted by improved yield from a higher mix of non-dynamic install revenue. The increase in gross margin percentage over the comparative periods of 36.0% is primarily attributable to improved yield from a higher mix of non-dynamic install revenue over the comparative periods, partially offset by higher-percentage partner revenue share as certain revenue partners continue to reach volume thresholds.
Operating Expenses

	Three months ended June 30,
	2019	2018	% of Change
	(in thousands)
Product development	$2,794	$3,109	(10.1)%
Sales and marketing	2,278	1,836	24.1%
General and administrative	3,888	2,704	43.8%
Total operating expenses	$8,960	$7,649	17.1%
Total operating expenses for the three months ended June 30, 2019 and 2018 were approximately $8,960 and $7,649, respectively, an increase of approximately $1,311, or 17.1%, over the comparative period.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three months ended June 30, 2019 and 2018 were approximately $2,794 and $3,109, respectively, a decrease of approximately $315, or 10.1%, over the comparative period. The decrease in costs over the comparative three-month period was attributable to higher capitalized software development, resulting in lower development payroll and professional service-related expenses in the period.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three months ended June 30, 2019 and 2018 were approximately $2,278 and $1,836, respectively, an increase of approximately $442, or 24.1%, over the comparative period. The increase in sales and marketing expenses over the comparative three-month period was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.

General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $3,888 and $2,704, respectively, an increase of approximately $1,184, or 43.8%, over the comparative period. The increase over the comparative three-month period is primarily attributable to higher employee-related and consulting expenses.
Interest and Other Income / (Expense)

	Three months ended June 30,
	2019	2018	% of Change
	(in thousands)
Interest expense	$—	$(319)	(100.0)%
Foreign exchange transaction gain / (loss)	(1)	8	(112.5)%
Change in fair value of convertible note embedded derivative liability	—	1,620	(100.0)%
Change in fair value of warrant liability	(5,226)	1,570	(432.9)%
Other income / (expense)	409	(127)	(422.0)%
Total interest and other income / (expense), net	$(4,818)	$2,752	(275.1)%
Total interest and other income / (expense), net, for the three months ended June 30, 2019 and 2018 was approximately $(4,818) and $2,752, respectively, a decrease in other income / (expense) of approximately $7,570, or 275.1%, over the comparative period. The decrease in other income / (expense) over the comparative three-month period is primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense in the prior comparative period is generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from amounts drawn on our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). In the current period, interest expense is generated from amounts drawn on the Credit Agreement, of which there were none. Interest income consists of interest income earned on our cash. Interest expense, net, is primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt) in the prior comparative period; 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, and interest expense incurred on the Credit Agreement at approximately 6.75% (Wall Street Journal Prime Rate + 1.25%) in the prior comparative period, and interest expense incurred on the Credit Agreement at approximately 6% in the current period; and 3) amortization of debt discount related to the Notes, which are expensed as a component of interest expense over the life of the debt in the prior period. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $0 and $319, respectively, of interest expense during the three months ended June 30, 2019 and 2018, inclusive of debt discount and debt issuance cost amortization. The decrease in interest expense is a function of no principal debt outstanding in the current period.
Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. All of the underlying debt related to the derivative liability was converted to equity during the prior fiscal year, and the derivative position settled. As such, no change in fair value was recorded in the current period.
For the prior comparative period, due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $1,620 due to the decrease in the Company's closing stock price from

March 31, 2018 to June 30, 2018 from $2.01 to $1.51. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" Convertible Notes for more information regarding the conversion of Convertible Notes during fiscal 2018.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three months ended June 30, 2019, the Company recorded a loss from change in fair value of warrant liability of $5,226 due to the increase in the Company's closing stock price during the current quarter from $3.50 at March 31, 2019 to $5.00 at June 30, 2019. During the three months ended June 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $1,570 due to the decrease in the Company's closing stock price from March 31, 2018 to June 30, 2018 from $2.01 to $1.51.
Liquidity and Capital Resources
Selected Liquidity Information

	June 30, 2019	March 31, 2019
	(unaudited)
	(in thousands)
Cash
Cash	$16,222	$10,894
Restricted cash	165	165
Total cash and restricted cash	16,387	11,059

Working capital (1)
Current assets	$40,631	$35,097
Current liabilities	35,127	34,384
Working capital (1)	$5,504	$713
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet.
Working Capital
Cash and restricted cash totaled approximately $16,387 and $11,059 at June 30, 2019 and March 31, 2019, respectively, an increase of approximately $5,328 or 48.2%. Current assets, excluding assets held for disposal, totaled $40,631 and $35,097 at June 30, 2019 and March 31, 2019, respectively, an increase of approximately $5,534 or 15.8%. As of June 30, 2019 and March 31, 2019, the Company had approximately $22,733 and $22,707, respectively, in net accounts receivable, an increase of $26 or 0.1%. As of June 30, 2019 and March 31, 2019, the Company's working capital was $5,504 and $713, respectively, an increase in working capital of $4,791 or 671.9%. The increase in working capital was primarily attributable to an increase in cash and restricted cash.
Our primary sources of liquidity are cash from operations, debt, and issuances of common and preferred stock. As of June 30, 2019, we had cash and restricted cash totaling approximately $16,387 and no debt.
The Company believes it has sufficient liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Report.

Cash Flow Summary

	Three months ended June 30,
	2019	2018	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash provided by / (used in) operating activities - continuing operations	$5,044	$(2,395)	310.6%
Capital expenditures	(783)	(411)	90.5%
Options and warrants exercised	1,199	39	2,974.4%
Repayment of debt obligations	—	(50)	(100.0)%
Effect of exchange rate changes on cash	98	—	100.0%
Operating Activities
During the three months ended June 30, 2019 and 2018, the Company's net cash provided by / (used in) operating activities from continuing operations was $5,044 and $(2,395), respectively, a positive change of $7,439 or 310.6%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the three months ended June 30, 2019, net cash provided by operating activities from continuing operations was $5,044, resulting from a net loss of $1,671 offset by net non-cash expenses of $6,436, which included depreciation expense, change in allowance for doubtful accounts, stock-based compensation expense, stock-based compensation related to the vesting of restricted stock for services, change in fair value of warrant liability, of approximately $462, $66, $560, $122, and $5,226, respectively. Net cash provided by operating activities during the three months ended June 30, 2019 was also impacted by the change in net working capital accounts as of June 30, 2019 compared to March 31, 2019, with a net increase in current liabilities of approximately $738 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $243 (inclusive of accounts receivable and prepaid expenses and other current assets) over the comparative periods. Lastly, net cash provided by operating activities during the three months ended June 30, 2019 was also impacted by the increase in right-of-use assets of $2,168, offset by the increase in other non-current liabilities, mainly due to the long-term component of our lease liabilities, of $1,997, due to our implementation of ASC 842.
Investing Activities
For the three months ended June 30, 2019 and 2018, net cash used in investing activities from continuing operations was approximately $783 and $411, respectively, which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the three months ended June 30, 2019, net cash provided by financing activities was approximately $1,199 comprised of proceeds from the exercise of stock options and warrants. For the three months ended June 30, 2018, net cash used in financing activities was approximately $11, comprised of proceeds from the exercise of stock options of $39, offset by the repayment of debt obligations of $50.

As of June 30, 2019, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Operating leases (a)	4,318	861	1,759	1,497	201
Interest and bank fees	41	41	—	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	$4,359	$902	$1,759	$1,497	$201
(a) Consists of operating leases for our office facilities.
(b) We have approximately $970 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended March 31, 2019.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

Potential Financial Exposure Related to Discontinued Operations

Please see information regarding possible exposure related to the settlement of certain assets and liabilities related to the disposition of the Pay business in Note 4. "Discontinued Operations."
Item 1 (A). Risk Factors
The Company is not aware of any material changes from the risk factors set forth under “Risk Factors” in its Annual Report on Form 10-K for the year ended March 31, 2019.
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
Dated: August 5, 2019
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: August 5, 2019
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)